Form 10-Q
period 1999-09-17
PACER INTERNATIONAL INC/TN
filed 1999-12-15
CIK 1091735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the quarterly period ended September 17,1999

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the transition period from ________________ to ________________


                       Commission file number  333-85041


                           PACER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                          62-0935669
----------------------------                             ----------------
(State or other jurisdiction                             (I.R.S. employer
    of organization)                                     identification no.)

                          1340 Treat Blvd., Suite 200
                            Walnut Creek, CA 94596
                        Telephone Number (800) 225-4222

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ___  No  X
                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                          Outstanding
              Class                                   at October 30, 1999
--------------------------------------                -------------------
Common stock, $.01 par value per share                 10,440,000 shares

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                       QUARTER ENDED SEPTEMBER 17, 1999
                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                   --------
Part 1.  Financial Information
         Item 1.  Condensed Consolidated Financial Statements (Unaudited):
                  Condensed Consolidated Balance Sheet.........................................          3
                  Condensed Consolidated Income Statement......................................          4
                  Condensed Consolidated Statements of Stockholders' Equity....................          5
                  Condensed Consolidated Statements of Cash Flows..............................          6
                  Notes to Condensed Consolidated Financial Statements.........................          7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...................................................         13

Part 2.  Other Information
         Item 1.  Legal Proceedings............................................................         21
         Item 6.  Exhibits and Reports on Form 8-K ............................................         21
         Signatures............................................................................         22
         Exhibit Index.........................................................................         23

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 17, 1999
                                      AND
                 AMERICAN PRESIDENT LINES STACKTRAIN SERVICES,
                a division of APL Land Transport Services, Inc.
STATEMENT OF ASSETS, LIABILITIES AND DIVISIONAL CONTROL ACCOUNT AS OF DECEMBER
                                   25, 1998
                                 (SEE NOTE 1)
                                  (Unaudited)

                                                                           September 17, 1999          December 25, 1998
                                                                           ------------------          -----------------
                                                                                            (In millions)
                                 ASSETS
Current assets
  Cash and cash equivalents.............................................   $             10.1          $               -
  Accounts receivable, net of allowances of $3.0 million and $0.7
        million, respectively...........................................                152.3                       43.9
  Intercompany trade receivables........................................                    -                        3.4
  Prepaid expenses and other............................................                  2.7                        0.1
  Deferred income taxes.................................................                  0.6                          -
                                                                           ------------------          -----------------
    Total current assets................................................                165.7                       47.4
                                                                           ------------------          -----------------
Property and equipment
  Property and equipment at cost........................................                 61.8                       95.4
  Accumulated depreciation..............................................                 (9.9)                      (6.6)
                                                                           ------------------          -----------------
    Property and equipment, net.........................................                 51.9                       88.8
                                                                           ------------------          -----------------
Other assets
  Goodwill and other intangible assets, net.............................                140.7                       19.2
  Deferred income taxes.................................................                 83.3                          -
  Other assets..........................................................                 12.7                        0.7
                                                                           ------------------          -----------------
    Total other assets..................................................                236.7                       19.9
                                                                           ------------------          -----------------
Total assets............................................................   $            454.3          $           156.1
                                                                           ==================          =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                         OR DIVISIONAL CONTROL ACCOUNT

Current liabilities
  Current maturities of long-term debt and capital leases...............   $              1.8          $               -
  Accounts payable and accrued liabilities..............................                178.2                       84.6
                                                                           ------------------          -----------------
    Total current liabilities...........................................                180.0                       84.6
                                                                           ------------------          -----------------
Long-term liabilities
  Deferred income taxes.................................................                    -                       15.4
  Long-term debt and capital leases.....................................                283.3                          -
  Other.................................................................                  2.9                        0.5
                                                                           ------------------          -----------------
    Total long-term liabilities.........................................                286.2                       15.9
                                                                           ------------------          -----------------
Total liabilities.......................................................                466.2                      100.5
                                                                           ------------------          -----------------

Minority interest - exchangeable preferred stock........................                 22.9                          -
                                                                           ------------------          -----------------
Commitments and contingencies (Note 7)..................................                    -                          -
                                                                           ------------------          -----------------
Stockholders' equity  or divisional control account
  Divisional control account............................................                    -                       55.6
  Preferred stock at September 17, 1999:  $0.01 par value,
    1,000,000 shares authorized, none outstanding.......................                    -                          -
  Common stock at September 17, 1999:  $0.01 par value,
    20,000,000 shares authorized, 10,440,000 issued and outstanding.....                  0.1                          -
  Additional paid in capital............................................                104.3                          -
  Retained earnings (accumulated deficit)...............................               (139.2)                         -
                                                                           ------------------          -----------------
    Total stockholders' equity (deficit) or divisional control account..                (34.8)                      55.6
                                                                           ------------------          -----------------
Total liabilities and equity or divisional control account..............   $            454.3          $           156.1
                                                                           ==================          =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended                     Nine Months Ended
                                                      ----------------------------------     ----------------------------------
                                                      September 17,        September 18,     September 17,        September 18,
                                                           1999                1998               1999               1998
                                                      --------------       -------------     --------------       -------------
                                                                                    (in millions)
Gross revenues.....................................    $       258.3          $    130.8        $     616.9           $   416.2
Cost of purchased transportation and
  services.........................................            207.5               102.2              494.0               330.4
                                                      --------------       -------------     --------------       -------------
  Net revenues.....................................             50.8                28.6              122.9                85.8
                                                      --------------       -------------     --------------       -------------
Operating expenses:
  Direct operating expenses........................             15.0                 8.9               46.0                39.7
  Selling, general and administrative
  expenses.........................................             18.5                 7.3               37.1                21.9
  Depreciation and amortization....................              2.3                 1.5                5.9                 4.8
                                                      --------------       -------------     --------------       -------------
  Total operating expenses.........................             35.8                17.7               89.0                66.4
                                                      --------------       -------------     --------------       -------------

Income from operations.............................             15.0                10.9               33.9                19.4
                                                      --------------       -------------     --------------       -------------

Interest expense (income), net.....................              7.2                (0.3)               9.6                   -
                                                      --------------       -------------     --------------       -------------
Income before income taxes and minority
  Interest.........................................              7.8                11.2               24.3                19.4
                                                      --------------       -------------     --------------       -------------

Income taxes or charge in lieu of income taxes.....              3.3                 4.1                9.5                 7.3
Minority interest..................................              0.4                   -                0.6                   -
                                                      --------------       -------------     --------------       -------------
Net income.........................................   $          4.1       $         7.1     $         14.2       $        12.1
                                                      ==============       =============     ==============       =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Nine Months Ended September 17, 1999
                                  (Unaudited)
                             (dollars in millions)

                                            Common Stock
                                          -----------------   Additional                    Divisional         Total
                                          No. of               Paid-in      Accumulated       Control       Stockholders'
                                          Shares    Amount     Capital        Deficit         Account      Equity(Deficit)
                                          ------    ------    ----------    -----------     ----------     ---------------
December 25, 1998 ....................              $    -    $        -    $         -     $     55.6     $          55.6
Distribution to Shareholders .........                                           (300.0)             -              (300.0)
Effects of Recapitalization ..........                                            146.6          (55.6)               91.0
Issuance of Common Stock..............      10.4       0.1         104.3              -              -               104.4
Net Income ...........................                                             14.2              -                14.2
                                          ------    ------    ----------    -----------     ----------     ---------------
September 17, 1999 ...................      10.4    $  0.1    $    104.3    $    (139.2)    $        -     $         (34.8)
                                          ======    ======    ==========    ===========     ==========     ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Nine Months Ended          Nine Months Ended
                                                                     September 17,               September 18,
                                                                          1999                       1998
                                                                   -----------------          -----------------
                                                                                   (in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income.....................................................    $            14.2           $           12.1
Adjustments to reconcile net income to net cash provided           -----------------          -----------------
 by (used in) operating activities:
  Depreciation and amortization................................                  5.9                        4.8
  Deferred income taxes........................................                  1.7                          -
  Changes in current assets and liabilities:
   Trade and other receivables.................................                (59.1)                     (28.5)
   Prepaid expenses and other assets...........................                 (0.5)                         -
   Accounts payable and accrued liabilities....................                 55.0                       19.6
   Other.......................................................                  0.4                          -
                                                                   -----------------          -----------------
    Net cash provided by (used for) operating
       activities..............................................                 17.6                        8.0
                                                                   -----------------          -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired.....................               (111.3)                         -
Capital expenditures...........................................                 (1.5)                     (39.7)
Proceeds from sales of property and equipment..................                 39.6                          -
                                                                   -----------------          -----------------
    Net cash provided by (used for) investing
       activities..............................................                (73.2)                     (39.7)
                                                                   -----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash overdrafts................................................                 (1.9)                         -
Proceeds of long-term debt, net of costs.......................                277.5                          -
Proceeds from issuance of common stock.........................                104.4                          -
Distribution to shareholders and recap costs...................               (310.2)                         -
Redemption of preferred stock of subsidiary....................                 (2.0)                         -
Intercompany funding, net......................................                    -                       31.7
Debt, revolver and capital lease obligation repayment..........                 (2.1)                         -
                                                                   -----------------          -----------------
    Net cash provided by (used for ) financing
       activities..............................................                 65.7                       31.7
                                                                   -----------------          -----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS........................    $            10.1           $              -

CASH AND CASH EQUIVALENTS - BEGINNING OF
   PERIOD......................................................    $               -           $              -
                                                                   -----------------          -----------------
CASH AND CASH EQUIVALENTS - END OF
   PERIOD......................................................    $            10.1           $              -
                                                                   =================          =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Prior to November 1998 APL Land Transport Services, Inc. consisted of two operating divisions: Stacktrain Services Division and the Automotive Division. However, on November 20, 1998, APL Land Transport Services, Inc. transferred all of its assets, except those of the Stacktrain Services Division, to its parent, APL Limited. As of May 28, 1999 APL Land Transport Services, Inc. ("the Company") was recapitalized through (1) the purchase by a group led by entities formed by affiliates of Apollo Management, L.P of shares of the Company's common stock from APL Limited and (2) the Company's redemption of shares of its common stock held by APL Limited. As part of the recapitalization, the assets and liabilities of the Company remained at their historical basis for financial reporting purposes; for income tax purposes, the transaction has been treated as a taxable transaction such that the consolidated financial statements reflect a "step-up" in tax basis resulting in the establishment of a deferred tax asset. See Note 4. Immediately following its recapitalization, the Company acquired Pacer Logistics, Inc. through the merger of a transitory subsidiary with and into Pacer Logistics, Inc., resulting in Pacer Logistics becoming a subsidiary of the Company. The acquisition of Pacer Logistics was accounted for using the purchase method of accounting. See Note 2. In connection with the completion of these transactions, APL Land Transport Services, Inc. was renamed Pacer International, Inc.

Basis of Presentation

     The unaudited interim financial statements as of September 17, 1999 and for the three and nine months ended September 17, 1999 and September 18, 1998 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. The amounts for the Statement of Assets, Liabilities and Divisional Control Account as of December 25, 1998 were derived from the audited financial statements of the Company, formerly known as American President Lines Stacktrain Services, a division of APL Land Transport Services, Inc. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 25, 1998 included in the Company's Registration Statement on Form S-4 (Registration No. 333-85041) as filed with the Securities and Exchange Commission.

Principles of Consolidation

     The consolidated financial statements as of and for the nine months ending September 17, 1999 include the accounts of the Company and its subsidiary, Pacer Logistics, Inc., acquired May 28, 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segments

     The Company operates in two reportable industry segments, providing intermodal rail services and providing logistic services in North America.

Goodwill

     Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired and is being amortized over 40 years on a straight-line basis. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill. The

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

Company's principal considerations in determining impairment include the strategic benefit to the Company of the business related to the goodwill as measured by undiscounted current and expected future operating income levels of the business and expected undiscounted future cash flows. When goodwill is determined to not be recoverable, an impairment is recognized as a charge to operations to the extent the carrying value of related assets (including goodwill) exceeds the sum of the undiscounted cash flows from those related assets.

Deferred Financing Costs

     The deferred financing costs relate to the cost incurred in the placement of the Company's debt and are being amortized using the effective interest method over the terms of the related debt which range from 5 to 7 years.

Reclassification

     Certain classifications have been made to the 1998 balances to conform with the 1999 presentation. These reclassifications had no effect on the Company's financial position or net income.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," modifying accounting and reporting standards for derivative instruments. The Company does not expect the effect of implementation of this standard to be significant.

NOTE 2.  THE RECAPITALIZATION AND PURCHASE TRANSACTIONS

     The recapitalization of the Company and acquisition of Pacer Logistics, financed primarily with the issuance of $150 million in senior subordinated notes, $135 million in term loans, $133 million in issued, rolled or exchanged equity and $40 million in proceeds from the sale and leaseback of 199 railcars purchased in 1998, resulted in affiliates of Apollo Management, LP holding 89.9%, APL Limited holding 7.2% and affiliates of Deutsche Bank Securities, Inc. and Credit Suisse First Boston holding 2.9% of the Company's outstanding common stock as of May 28, 1999.

     As discussed in Note 1, on May 28, 1999, the Company acquired the common stock of Pacer Logistics, Inc. (formerly known as Pacer International, Inc.), a privately-held third party logistics provider pursuant to a stock purchase agreement (the "Purchase Agreement"), dated as of March 15, 1999 between APL Limited (the Company's former parent) and Coyote Acquisition LLC (a transitory subsidiary which was merged with and into Pacer Logistics, Inc. after the acquisition).

     The Company paid approximately $137.5 million for the acquisition of Pacer Logistics, Inc., which included acquisition fees of $2.9 million and assumed indebtedness of $62.6 million. The Company financed the acquisition with a portion of the proceeds raised in the note offering and with funds under the Credit Facility as discussed in Note 3. The acquisition of Pacer Logistics has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The aggregate purchase price has been allocated to the underlying assets and liabilities based upon preliminary estimates of fair values at the date of acquisition, which may be updated based on final appraisals, with the remainder allocated to goodwill to be amortized over 40 years. The Company determined a 40-year amortization period was appropriate after considering that there are no legal, regulatory or contractual provisions

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


associated with the logistics segment that may limit the useful life of the goodwill, the service provided by the logistics segment is not subject to obsolescence, the Company is not aware of any expected actions of competitors and others that may restrict the logistics segment's ability to successfully compete in the industry and the predecessor company of the logistics segment has successfully operated since 1928. Though the fair value estimates are preliminary, management does not believe there will be a material change to goodwill when these estimates are finalized. The results of operations for the acquired business are included in the Company's consolidated financial statements beginning May 28, 1999. The purchase price allocation, preliminary in nature and subject to change, is as follows (in millions):

        Accounts receivable, net .............................. $ 45.9
        Prepaid expenses and other current assets .............    2.9
        Property and equipment, net ...........................    4.4
        Other non-current assets ..............................    2.1
        Goodwill ..............................................  122.8
        Current liabilities ...................................  (39.9)
        Long-term liabilities .................................   (0.7)
                                                                ------
                 Total purchase price ......................... $137.5
                                                                ======

     Pro forma results of operations, giving effect to the Company's recapitalization and acquisition of Pacer Logistics at the beginning of each period presented is as follows:

                                           Nine Months Ended  Nine Months Ended
                                             September 17,      September 18,
                                                1999               1998
                                           -----------------  ----------------
                                             (Unaudited)        (Unaudited)
                                                       (in millions)

Gross revenues.................................    $   767.4         $   708.4
Income before extraordinary items..............    $    13.3         $     7.9
Net income.....................................    $    13.3         $     7.9


NOTE 3.  NOTES PAYABLE

     In conjunction with the transactions described above, the Company issued $150 million aggregate principal amount of 11.75% senior subordinated notes due June 1, 2007 under the indenture dated as of May 28, 1999. Interest on the notes is payable semi-annually in cash on each June 1 and December 1, commencing on December 1, 1999. The Company may redeem the notes, in whole at any time or in part from time to time on and after June 1, 2003, upon not less than 30 nor more than 60 days' notice, at the following redemption prices: 2003 -105.875%; 2004 -102.938%; 2005 and thereafter -100.00%. The indenture provides that upon the occurrence of a change of control, each holder of notes will have the right to require that the Company purchase all or a portion of such holder's notes at a purchase price equal to 101.0% of the principal amount thereof plus accrued interest to the date of purchase.

     The notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by each of the Company's subsidiaries. The indenture contains covenants limiting the Company's ability to incur additional indebtedness, and restricts the Company's ability to pay dividends or make certain other restricted payments, consummate certain asset sales, or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


     The Company also entered into a credit agreement that provides for a seven-year $135 million term loan (the "Term Loan") which was used to finance the recapitalization and certain indebtedness of the company and a five-year $100 million revolving credit facility (the "Line of Credit"). The interest rate for the term loan is the lesser of 2% in excess of the prime lending rate as determined by the administrative agent, 2.5% in excess of the federal funds rate, or 3% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of certain financial ratios. The interest rate for the revolving credit facility is the lesser of 1.5% in excess of the prime lending rate as determined by the administrative agent, 1.5% in excess of the federal funds rate or 2.5% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of certain financial ratios. At September 17, 1999, the interest rate on the Term Loan and the Line of Credit was 8.4% and 7.9%, respectively.

     The Company must pay a commitment fee equal to 0.5% per annum on the unused portion of the Line of Credit, subject to decreases based on the achievement of certain financial ratios and subject to increases based on the amount of unused commitments. In addition, the credit agreement contains customary covenants, the most restrictive of which limits the Company's ability to declare dividends, prepay debt, make investments, incur additional indebtedness, make capital expenditures, engage in mergers, acquisitions and asset sales, and issue redeemable common stock and preferred stock, subject to certain exceptions. The Company is also required to comply with specified financial covenants. At September 17, 1999, the Company had $100 million available under the Line of Credit.

NOTE 4.  INCOME TAXES

     The Company is required to file separate U.S. corporate income tax returns, independent of Pacer Logistics, Inc. and its subsidiaries. The Company and its subsidiary, Pacer Logistics, Inc., would be eligible to elect and file U.S. consolidated corporation income tax returns if the Company owns at least 80% of the total voting power and total value of the stock of Pacer Logistics, Inc. Income taxes are recognized utilizing the asset and liability method, under which deferred income taxes are recognized for the consequences of temporary differences by applying currently enacted statutory rates to differences in the financial statement carrying amounts and the tax basis of existing assets and liabilities.

      For federal and state income tax purposes, the recapitalization of the Company was a taxable business combination and a qualified stock purchase. The buyer and seller jointly agreed to treat the transaction as an asset acquisition in accordance with Section 338 (h)(10) of the Internal Revenue Code and such election has been made. A preliminary allocation of the purchase price to the tax basis of assets and liabilities based on their respective fair value at May 28, 1999 was made for income tax purposes and will be finalized during 1999.

     In connection with the transaction, the Company recorded a deferred tax asset of approximately $85 million at May 28, 1999 related to future tax deductions for the net excess of the tax basis of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to Stockholders' Equity. Realization of the deferred tax asset is dependant upon the Company's ability to generate sufficient future taxable income which management believes is more likely than not based on historical operating results. Accordingly, no valuation allowance has been recorded.

NOTE 5.  PENSION PLANS AND STOCK OPTION PLANS

     Effective May 28, 1999, the Company's employees were eligible for the Pacer Logistics, Inc. 401(k) plan and no longer participate in the former parent's pension plans.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


     On May 28, 1999, the Board of Directors authorized the creation of the Pacer International, Inc. 1999 Stock Option Plan under which 1,348,500 options for the Company's common stock were authorized, of which 1,078,114 options have been granted at or above fair market value at the date of grant. Of the options granted, 92,614 were part of the 1998 Pacer Logistics, Inc. Stock Option Plan that were rolled over as part of the acquisition of Pacer Logistics.

     In July 1999 the Company repurchased $2.0 million (1,985.5 shares) of the outstanding exchangeable preferred stock of Pacer Logistics originally issued in connection with the acquisition of Pacer Logistics.

NOTE 6.  RELATED PARTY TRANSACTIONS

     Prior to the recapitalization, APL Land Transport Services Inc. shared in certain expenses of the former parent for services including systems support, office space and other corporate services. Pursuant to the recapitalization, the Company has signed long-term agreements with APL Limited for the domestic transportation on the stacktrain network of APL Limited's international freight for an annual management fee of $6.6 million and for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. In addition, the information technology services of APL Limited are currently being provided to the Company according to a term sheet upon which negotiations for a long-term agreement are based. The annual fee for these services is $10 million.

NOTE 7.  CONTINGENCIES

     The Company is party to various legal proceedings, claims and assessments arising in the normal course of its business activities.

     In June 1995, APL Limited, the Company's former parent, sold the assets of its trucking company, American President Trucking ("APT") to Burlington Motor Carriers ("BMC"). The sale included the sublease of terminal real estate to BMC and the sublease of tractor units to Stoops Freightliner, which in turn entered into a use agreement with BMC. BMC and the Company entered into a service agreement whereby the Company guaranteed certain levels of traffic to BMC. Under new ownership from a 1995 bankruptcy proceeding, BMC advised APL Limited and the Company that it believed the Company breached the service agreement when APL Limited sold its Distribution Services unit, and demanded $0.8 million in compensation. The Company disputed the claim. BMC and Stoops Freightliner filed subsequent complaints in BMC bankruptcy proceedings demanding unspecified damages. APL Limited and the Company filed motions to dismiss both complaints. On November 13, 1998, APL Limited and the Company's motions were granted; BMC has filed an appeal; Stoops Freightliners has not. The Company does not believe that the ultimate outcome, if unfavorable, will have a material adverse impact on the financial position or results of operations of the Company, and has not reserved for this contingency.

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., are named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers' earnings. Plaintiffs have demanded in excess of $8.8 million, together with unspecified punitive damages, costs and interest, as well as equitable relief. The defendants have entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum and a

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


maximum judgement amount. A decision is expected in January of 2000. The Company has defended and will continue to defend this action vigorously and believes that its defenses are meritorious. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position or results of operations.

NOTE 8.  SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its reportable operating segments.

     With the acquisition of Pacer Logistics on May 28, 1999, the Company has two reportable segments, the stacktrain segment and the logistics segment, which have separate management teams and offer different but related products and services. The stacktrain segment provides intermodal rail service in North America by selling intermodal service to shippers while buying space on intermodal rail trains. The large majority of business is conducted domestically, with minor services in Mexico and Canada. Customers include intermodal marketers who serve customers in various industries as well as the ocean carrier industry. The logistics segment supports the stacktrain segment by offering marketing, freight handling, truck and local pickup and delivery services. Prior to May 28, 1999, the Company had only one reportable segment, the stacktrain segment.

The following table presents reportable segment information for the three and nine months ended September 17, 1999 and September 18, 1998 (in millions).

                                                Stacktrain         Logistics         Other         Consolidated
                                                ----------         ---------         ------        ------------
3 Months ended September 17, 1999
      Gross revenues.......................     $    165.3         $    99.8         $ (6.8)       $      258.3
      Net revenues.........................           34.6              16.2              -                50.8
      Income from operations...............           10.7               4.3              -                15.0
      Interest expense, net................            6.5               0.7              -                 7.2
      Tax expense..........................            1.7               1.6              -                 3.3
      Net income...........................            2.5               2.0           (0.4)                4.1
      Depreciation and amortization........            1.3               1.0              -                 2.3
      Capital expenditures.................              -               1.4              -                 1.4
      Total assets.........................          388.0             133.4          (67.1)              454.3

3 Months ended September 18, 1998
      Gross revenues.......................     $    130.8         $       -         $    -        $      130.8
      Net revenues.........................           28.6                 -              -                28.6
      Income from operations...............           10.9                 -              -                10.9
      Interest expense, net................           (0.3)                -              -                (0.3)
      Tax expense..........................            4.1                 -              -                 4.1
      Net income...........................            7.1                 -              -                 7.1
      Depreciation and amortization........            1.5                 -              -                 1.5
      Capital expenditures.................              -                 -              -                   -
      Total assets.........................          175.2                 -              -               175.2

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

                                                Stacktrain         Logistics         Other         Consolidated
                                                ----------         ---------         -----         ------------
9 Months ended September 17, 1999
      Gross revenues........................    $    492.1         $   134.2         $(9.4)        $      616.9
      Net revenues..........................         101.2              21.7             -                122.9
      Income from operations................          28.1               5.8             -                 33.9
      Interest expense, net.................           8.4               1.2             -                  9.6
      Tax expense...........................           7.4               2.1             -                  9.5
      Net income............................          12.3               2.5          (0.6)                14.2
      Depreciation and amortization.........           4.5               1.4             -                  5.9
      Capital expenditures..................             -               1.5             -                  1.5
      Total assets..........................         388.0             133.4         (67.1)               454.3

9 Months ended September 18, 1998
      Gross revenues........................    $    416.2         $       -         $   -         $      416.2
      Net revenues..........................          85.8                 -             -                 85.8
      Income from operations................          19.4                 -             -                 19.4
      Interest expense, net.................             -                 -             -                    -
      Tax expense...........................           7.3                 -             -                  7.3
      Net income............................          12.1                 -             -                 12.1
      Depreciation and amortization.........           4.8                 -             -                  4.8
      Capital expenditures..................          39.7                 -             -                 39.7
      Total assets..........................         175.2                 -             -                175.2

Data in the "Other" column includes elimination of intercompany balances and subsidiary investment.

     For the three and nine month periods ended September 17, 1999, the Company had one and two customers, respectively which contributed more than 10% of the Company's total gross revenues. Total gross revenues of $29 million were generated by the stacktrain segment from Hub City for the three months ended September 17, 1999. Total gross revenues of $94 million were generated by the stacktrain segment from Hub City and $69 million from Union Pacific (generated by both reporting segments) for the nine months ended September 17, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Statements
----------------------------------

     This quarterly report on Form 10-Q contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of management. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and the results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, pricing pressures, shifts in market demand, and general economic conditions. Certain risks and uncertainties relating specifically to the Company's Year 2000 efforts include, but are not limited to, the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment and the actions of various third parties with respect to Year 2000 problems. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Results of Operations
---------------------

Three Months Ended September 17, 1999 Compared to Three Months Ended
--------------------------------------------------------------------
September18, 1998
-----------------

     The following table sets forth historical financial data for the Company comparing data for the three months ended September 17, 1999 and September 18, 1998.

                Financial Data Comparison by Reportable Segment
          Three Months Ended September 17, 1999 and September 18, 1998
                                 (in millions)

                                                                  1999             1998            Change          % Change
                                                              ------------     ------------     ------------     ------------
Gross revenues
  Stacktrain......................................            $      165.3     $      130.8     $       34.5             26.4%
  Logistics.......................................                    99.8                -             99.8              n/a
  Inter-segment elimination.......................                    (6.8)               -             (6.8)             n/a
                                                              ------------     ------------     ------------     ------------
     Total........................................                   258.3            130.8            127.5             97.5

Cost of purchased transportation and services
  Stacktrain......................................                   130.7            102.2             28.5             27.9
  Logistics.......................................                    83.6                -             83.6              n/a
  Inter-segment elimination.......................                    (6.8)               -             (6.8)             n/a
                                                              ------------     ------------     ------------     ------------
     Total........................................                   207.5            102.2            105.3            103.0

Net revenues
  Stacktrain......................................                    34.6             28.6              6.0             21.0
  Logistics.......................................                    16.2                -             16.2              n/a
                                                              ------------     ------------     ------------     ------------
     Total..........................................                  50.8             28.6             22.2             77.6


Direct operating expenses
  Stacktrain......................................                    15.0              8.9              6.1             68.5
  Logistics.......................................                       -                -                -              n/a
                                                              ------------     ------------     ------------     ------------
     Total........................................                    15.0              8.9              6.1             68.5

Selling, general & administrative expenses
  Stacktrain......................................                     7.6              7.3              0.3              4.1
  Logistics.......................................                    10.9                -             10.9              n/a
                                                              ------------     ------------     ------------     ------------
     Total..........................................                  18.5              7.3             11.2            153.4

Depreciation and amortization
  Stacktrain......................................                     1.3              1.5             (0.2)           (13.3)
  Logistics.......................................                     1.0                -              1.0              n/a
                                                              ------------     ------------     ------------     ------------
     Total........................................                     2.3              1.5              0.8             53.3

Income from operations
  Stacktrain......................................                    10.7             10.9             (0.2)            (1.8)
  Logistics.......................................                     4.3                -              4.3              n/a
                                                              ------------     ------------     ------------     ------------
     Total........................................                    15.0             10.9              4.1             37.6

Interest (income) expense, net....................                     7.2             (0.3)             7.5              n/a
Income tax expense ...............................                     3.3              4.1             (0.8)           (19.5)

Net income........................................                     4.1              7.1             (3.0)           (42.3)

     Gross Revenues. Gross revenues increased $127.5 million, or 97.5%, for the three months ended September 17, 1999 compared to the three months ended September 18, 1998. Approximately $99.8 million, or 78.3%, of the increase was due to the acquisition of the logistics segment on May 28, 1999. The stacktrain segment increase of $34.5 million was due primarily to a $32.9 million, or 26.4%, increase in freight revenues driven by an overall container volume increase of 33,165 containers or 28.5%. This increase was partially offset by a 1.7% reduction in the average revenue per container resulting from mix changes. The increases were due to increased customer demand coupled with the addition of 2,000 53-foot containers during the second half of 1998. In addition, international business increased due to both growth among existing customers as well as the addition of a large new customer in the second quarter of 1999. Other stacktrain segment revenues increased approximately $1.5 million due primarily to the management fees associated with the 1999 Stacktrain Services Agreement with APL Limited.

     Net Revenues. Net revenues increased $22.2 million, or 77.6%, for the 1999 period compared to the 1998 period. The acquisition of the logistics segment accounted for $16.2 million, or 73.0%, of the increase and the stacktrain segment accounted for the remaining $6.0 million of the increase. Stacktrain cost of purchased transportation increased $28.5 million, or 27.9%, on container volume increases of 28.5%. The stacktrain segment gross margin declined to 20.9% in the 1999 period from 21.9% in the 1998 period due primarily to the significant traffic increase in the lower rated international business line.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the stacktrain segment, increased $6.1 million, or 68.5%, in the 1999 period compared to the 1998 period. Expenses in the 1998 period were reduced by a $5.0 million credit from a third-party transportation provider that was not received in the 1999 period. In addition, equipment lease and maintenance expenses increased by $1.5 million as a result of the expansion of the fleet of containers and chassis discussed in gross revenues above coupled with the sale and leaseback of 199 railcars in the second quarter of 1999. Partially offsetting these expense increases was a $0.6 million increase in rail car rental income due to the increase in the railcar fleet in mid-1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.2 million, or 153.4%, in the 1999 period compared to the 1998 period. The acquisition of the logistics segment accounted for $10.9 million, or 97.3%, of the increase and the stacktrain segment accounted for $0.3 million, or 2.7%, of the increase. Stacktrain segment costs decreased to 22.0% of net revenues in the 1999 period from 25.5% in the 1998 period.

     Depreciation and amortization. Depreciation and amortization expenses increased $0.8 million, or 53.3%, for the 1999 period compared to the 1998 period. The acquisition of the logistics segment accounted for $1.0 million of the increase while the stacktrain segment decrease was due to the sale and leaseback of 199 rail cars. Depreciation expense was $1.5 million and $1.4 million and amortization expense was $0.8 million and $0.1 million for the 1999 period and 1998 period, respectively.

     Income From Operations. Income from operations increased $4.1 million, or 37.6%, from $10.9 million in the 1998 period to $15.0 million in the 1999 period. The acquisition of the logistics segment accounted for $4.3 million of the increase while the stacktrain segment decreased by $0.2 million, or 1.8%, due primarily to the $5.0 million credit to direct operating expenses in 1998 discussed above. Excluding this one-time credit, income from operations for the stacktrain segment would have increased by $4.8 million due primarily to the 28.5% increase in container volume during the period.

     Interest Expense. Interest expense increased by $7.5 million for the 1999 period compared to the 1998 period due to the issuance of $150 million of senior subordinated notes and borrowing $135 million under the term loan portion of the credit facility on May 28, 1999 to fund the recapitalization of the Company and the acquisition of the logistics segment.

     Income Tax Expense. Income tax expense decreased by $0.8 million from $4.1 million in the 1998 period to $3.3 million in the 1999 period due to reduced income in the 1999 period.

     Net Income. Net income decreased $3.0 million, or 42.3%, from $7.1 million in the 1998 period to $4.1 million in the 1999 period. The stacktrain segment accounted for a $4.6 million decline in net income and minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the logistics segment) accounted for $0.4 million of the decline. These decreases in net income were partially offset by the acquisition of the logistics segment which accounted for an increase in net income of $2.0 million. The stacktrain segment decrease was due primarily to the increase in interest expense and the $5.0 million credit from a third-party transportation provider in the 1998 period discussed above, partially offset by increased income from operations as a result of increased container volumes during the 1999 period.


Nine Months Ended September 17, 1999 Compared to Nine Months Ended September 18,
--------------------------------------------------------------------------------
1998
----

     The following table sets forth historical financial data for the Company comparing data for the nine months ended September 17, 1999 and September 18, 1998.

                Financial Data Comparison by Reportable Segment
          Nine Months Ended September 17, 1999 and September 18, 1998
                                 (in millions)

                                                                  1999             1998            Change          % Change
                                                              ------------     ------------     ------------     ------------
Gross revenues
  Stacktrain............................................      $      492.1     $      416.2     $       75.9             18.2%
  Logistics.............................................             134.2                -            134.2              n/a
  Inter-segment elimination.............................              (9.4)               -             (9.4)             n/a
                                                              ------------     ------------     ------------     ------------
     Total..............................................             616.9            416.2            200.7             48.2

Cost of purchased transportation and services
  Stacktrain............................................             390.9            330.4             60.5             18.3%
  Logistics.............................................             112.5                -            112.5              n/a
  Inter-segment elimination.............................              (9.4)               -             (9.4)             n/a
                                                              ------------     ------------     ------------     ------------
     Total..............................................             494.0            330.4            163.6             49.5

Net revenues
  Stacktrain............................................             101.2             85.8             15.4             17.9
  Logistics.............................................              21.7                -             21.7              n/a
                                                              ------------     ------------     ------------     ------------
     Total..............................................             122.9             85.8             37.1             43.2

Direct operating expenses
  Stacktrain............................................              46.0             39.7              6.3             15.9
  Logistics.............................................                 -                -                -              n/a
                                                              ------------     ------------     ------------     ------------
     Total..............................................              46.0             39.7              6.3             15.9

Selling, general & administrative expenses
  Stacktrain............................................             22.6              21.9              0.7              3.2
  Logistics.............................................             14.5                 -             14.5              n/a
                                                              ------------     ------------     ------------     ------------
     Total..............................................             37.1              21.9             15.2             69.4

Depreciation and amortization
  Stacktrain............................................              4.5               4.8             (0.3)            (6.3)
  Logistics.............................................              1.4                 -              1.4              n/a
                                                              ------------     ------------     ------------     ------------
     Total..............................................              5.9               4.8              1.1             22.9

Income from operations
  Stacktrain............................................              28.1             19.4              8.7             44.8
  Logistics.............................................               5.8                -              5.8              n/a
                                                              ------------     ------------     ------------     ------------
     Total..............................................              33.9             19.4             14.5             74.7

Interest (income) expense...............................               9.6                -              9.6              n/a
Income tax expense .....................................               9.5              7.3              2.2             30.1

Net income..............................................              14.2             12.1              2.1             17.4

     Gross Revenues. Gross revenues increased $200.7 million, or 48.2%, for the nine months ended September 17, 1999 compared to the nine months ended September 18, 1998. The acquisition of the logistics segment accounted for $134.2 million, or 66.9%, of the increase. The stacktrain segment increase of $75.9 million was due primarily to a $72.5 million, or 18.2%, increase in freight revenues driven by an overall container volume increase of 73,782 containers or 20.0%. This increase was partially offset by a 1.5% reduction in the average revenue per container resulting from mix changes. The increases were due to increased customer demand coupled with the addition of 2,000 53-foot containers during the second half of 1998. In addition, international business increased due to both growth among existing customers as well as the addition of a large new customer in the second quarter of 1999. Reposition incentive revenues increased $1.5 million in the 1999 period as a result of increased APL Limited shipping volume. Other stacktrain segment revenues increased $2.0 million due primarily to the management fees associated with the 1999 Stacktrain Services Agreement with APL Limited.

     Net Revenues. Net revenues increased $37.1 million, or 43.2%, for the 1999 period compared to the 1998 period. The acquisition of the logistics segment accounted for $21.7 million, or 58.5%, of the increase and the stacktrain segment accounted for the remaining $15.4 million of the increase. Stacktrain cost of purchased transportation increased $60.5 million, or 18.3%, on container volume increases of 20.0%. The stacktrain segment gross margin remained constant at 20.6% in both periods despite the significant traffic increase in the lower rated international business line.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the stacktrain segment, increased $6.3 million, or 15.9%, in the first nine months of 1999 compared to the same period in 1998. Expenses for the 1998 period were reduced by a $5.0 million credit from a third-party transportation provider that was not received in 1999. In addition, equipment lease and maintenance expenses increased by $3.9 million as a result of the expansion of the fleet of containers and chassis discussed in gross revenues above coupled with the sale and leaseback of 199 railcars in the second quarter of 1999. Partially offsetting these expense increases was a $2.4 million increase in rail car rental income due to the increase in the railcar fleet in mid-1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.2 million, or 69.4%, in the 1999 period compared to the 1998 period. The acquisition of the logistics segment accounted for $14.5 million, or 95.4%, of the increase and the stacktrain segment accounted for $0.7 million, or 4.6%, of the increase. Stacktrain segment costs decreased to 22.3% of net revenues in the 1999 period from 25.5% in the 1998 period.

     Depreciation and amortization. Depreciation and amortization expenses increased $1.1 million, or 22.9%, for the 1999 period compared to the 1998 period. The acquisition of the logistics segment accounted for $1.4 million of the increase while the stacktrain segment decrease was due to the sale and leaseback of 199 rail cars. Depreciation expense was $4.5 million and $4.4 million and amortization expense was $1.4 million and $0.4 million for the 1999 period and 1998 period, respectively.

     Income From Operations. Income from operations increased $14.5 million, or 74.7%, from $19.4 million in the 1998 period to $33.9 million in the 1999 period. The acquisition of the logistics segment accounted for $5.8 million, or 40.0%, of the increase and the stacktrain segment accounted for $8.7 million, or 60.0%, of the increase. The stacktrain segment increase was due primarily to the 20.0% container volume increase in the 1999 period partially offset by the $5.0 million credit to direct operating expenses in 1998 discussed above.

     Interest Expense. Interest expense increased by $9.6 million for the 1999 period compared to the 1998 period due to the issuance of $150 million of senior subordinated notes and borrowing $135 million under the term loan portion of the credit facility on May 28, 1999 to fund the recapitalization of the Company and the acquisition of the logistics segment.

     Income Tax Expense. Income tax expense increased by $2.2 million from $7.3 million in the 1998 period to $9.5 million due to increased income in the 1999 period.

     Net Income. Net income increased $2.1 million, or 17.4%, from $12.1 million in the 1998 period to $14.2 million in the 1999 period. The acquisition of the logistics segment accounted for $2.5 million of the increase and the stacktrain segment accounted for $0.2 million of the increase partially offset by minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the logistics segment) of $0.6 million in the 1999 period. The stacktrain segment increase was due primarily to increased income from operations as a result of increased container volumes substantially offset by increased interest expense and the $5.0 million credit from a third-party transportation provider in the 1998 period, discussed above.


Liquidity and Capital Resources
-------------------------------

     Cash generated by operating activities for the nine months ended September 17, 1999 was $17.6 million compared to $8.0 million for the nine months ended September 18, 1998. The increased source of cash for the 1999 period was due primarily to increased income from operations associated with the stacktrain segment traffic volume increase, the acquisition of the logistics segment and to the net change in accounts receivable and payable. Cash generated from operating activities was used for seasonal working capital purposes, to fund capital expenditures and for acquisitions. The Company had a working capital deficit of $14.3 million at September 17, 1999 compared to a deficit of $23.1 million at September 18, 1998, an improvement of $8.8 million.

     Cash flows used in investing activities were $73.2 million and $39.7 million for the 1999 period and 1998 period, respectively. The increased use of cash in the 1999 period was due to the acquisition of the logistics segment for $111.3 million partially offset by the net proceeds of $39.6 million from the sale and leaseback of 199 railcars originally purchased in 1998. Capital expenditures of $1.5 million in the 1999 period were primarily for computer hardware and software associated with Year 2000 compliance efforts and leasehold improvements to office space and warehouse facilities.

     Cash flows from financing activities were $65.7 million and $31.7 million for the 1999 period and 1998 period, respectively. Prior to the Company's recapitalization on May 28, 1999, any excess cash generated from or used for operating or investing activities was remitted to or received from APL Limited, the former parent, through participation in the cash management plan. During the first nine months of 1998, a net intercompany borrowing of $31.7 million from APL Limited was necessary to fund the purchase of 200 railcars, 199 of which were subsequently the subject of the sale and leaseback discussed above. During the first nine months of 1999, in connection with the recapitalization of the Company and acquisition of the logistics segment, proceeds of $104.4 million were received from the issuance of the Company's common stock. The Company also borrowed $135 million under a term loan facility and issued $150 million of senior subordinated notes, and borrowed $2 million under the $100 million revolving credit facility expiring in 2004. The Company paid $9.5 million of financing costs associated with these borrowings which will be amortized over the life of the debt. The $2 million borrowed under the revolving credit facility was repaid in July 1999. These borrowings were partially offset by a distribution to shareholders of $300 million and to fees paid in connection with the recapitalization of $10.2 million. In July 1999, the Company also redeemed $2 million of the exchangeable preferred stock of its subsidiary, Pacer Logistics, Inc.

     The $150 million of senior subordinated notes, due in 2007, bear interest at 11.75% with interest due semi-annually at June 1 and December 1. The $135 million term loan facility, due in 2006 and the $100 million revolving credit facility, expiring in 2004 bear interest at variable rates subject to increases or decreases based upon the achievement of financial ratios set forth in the credit agreement. At September 17, 1999, the interest rate on the revolving credit facility was 7.9% and the interest rate on the term loan was 8.4%. Voluntary prepayments and commitment reductions will generally be permitted without premium or penalty, subject to certain conditions. The credit facilities are generally guaranteed by all of the Company's existing and future direct and indirect wholly-owned subsidiaries and are secured by liens on its properties and assets. At September 17, 1999, the Company had $100 million available under the revolving credit facility. These credit agreements contain certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At September 17, 1999, the Company was in compliance with these covenants.

     The stacktrain segment took delivery in the fourth quarter of 1999 of 1,500 new 53-foot containers and chassis financed through an operating lease to help meet current and projected business growth.

     Based upon the current level of operations and anticipated growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet the Company's liquidity needs for the next five years, although no assurance can be given in this regard.


Year 2000
---------

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the Year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that could be affected by the Year 2000 issue.

     Year 2000 remediation and testing follows the Company's segment reporting requirements, i.e. separate systems remediation and testing for the stacktrain and logistics segments. Remediation and testing for the stacktrain segment's systems infrastructure and business applications is being conducted by APL Limited. APL Limited has represented that it has devoted considerable personnel and resources to a comprehensive Year 2000 project that addresses mission-critical systems, infrastructure, vendors, suppliers and customers. Their goal is to minimize, as much as possible, any detrimental impact that the Year 2000 problem may have upon their ability to serve their clients and provide the services to us described in the Information Technology Outsourcing and Licensing Agreement term sheet. APL Limited has represented that the remediation phase of critical mainframe applications as well as critical components of the infrastructure were completed by the end of August 1999. Testing will continue through the remainder of 1999 and includes integrated testing with vendors as well as customers. Contingency plans are being developed by key managers with an expected completion date of the end of November 1999. APL Limited has contacted major rail vendors and performed a risk assessment based on their reported state of Year 2000 preparedness. Based on both APL Limited's assessment as supplied to us and the Company's assessment, the Company believes that US rail carriers, which carry the majority of the Company's cargo, fall into the low risk category while two foreign carriers are currently rated as medium risk. The Company is engaged in ongoing efforts to re-assess the medium risk carriers.

     The logistics segment is following a five phase approach to the Year 2000 issue including 1) inventory of all date sensitive systems and equipment, 2) assessing compliance and assigning priorities, 3) remediation of non-compliant items, 4) testing and certification of systems and equipment and 5) contingency planning. Through the end of the third quarter of 1999, the inventory of date sensitive equipment and testing and certification are nearly 100% complete and approximately 90% of the remediation actions consisting largely of replacement, and/or installation of operating system software upgrades have been completed. The assessment phase was completed by the end of the second quarter. Expenditures through the end of the third quarter 1999 were approximately $2.2 million. Contingency planning is underway throughout the organization. Core business processes have been identified. Contingency plans consist largely of refinement of existing manual procedures that are utilized during periodic interruptions of computer and other communications failures. The Company has also installed diesel or natural gas powered electricity generators at key operations sights.

     The logistics segment has initiated formal communications with all of its significant vendors and customers, with special attention being directed toward electronic business partnerships, to determine vulnerability to those third parties' failure to remediate their Year 2000 issues. Communications have been successful with numerous cases of existing EDI applications being upgraded to year 2000 compliant versions of software. Overall, responses to date, are incomplete and do not in all cases provide detailed information with which to assess level of compliance. Follow-up activities are on going and will continue through the fourth quarter of this year.

     If the Company fails to properly recognize and address the Year 2000 problem in its systems, or if APL Limited fails to properly recognize and address the Year 2000 problems in its systems, the Company's business, financial condition and results of operations could be materially adversely affected. In a worst case scenario, this could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The occurrence of any or all of these consequences could affect customer and vendor relations and/or adversely impact the Company's results of operations, financial condition or cash flow.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 7 to the Notes to Condensed Consolidated Financial Statements.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.     Description
              ----------      -----------

                 27           Financial Data Schedule

         (b) During the three months ended September 17, 1999, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PACER INTERNATIONAL, INC.


Date: December 14, 1999
                                      By:  /s/ L.C. Yarberry
                                           -----------------
                                           Vice President - Finance
                                         (Principal Financial Officer)

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX


            Exhibit No.                  Description
            -----------                  -----------

                27                   Financial Data Schedule