Form 10-K
period 1999-12-31
PACER INTERNATIONAL INC/TN
filed 2000-03-30
CIK 1091735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                       Commission file number  333-85041

                           PACER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

         Tennessee                                           62-0935669
----------------------------                        ---------------------------
(State or other jurisdiction                              (I.R.S. employer
     of organization)                                    identification no.)

                          1340 Treat Blvd., Suite 200
                            Walnut Creek, CA 94596
                        Telephone Number (800) 225-4222

       Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of March 15, 2000, none of the Registrant's Common Stock was held by non-affiliates.

On March 15, 2000, the Registrant had 10,740,000 outstanding shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

                                                                                           Page
                                                                                   -------------------
Part I.

  Items 1 and 2      Business and Properties....................................          3
                     General....................................................          3
                     Significant Customers .....................................          5
                     Ownership .................................................          6
                     Relationships with Railroads, Independent Contractors and
                     Local Trucking Companies ..................................          6
                     Facilities/Equipment ......................................          7
                     Employees .................................................          8
                     Government Regulation .....................................          8
                     Competition ...............................................          9
  Item 3.            Legal Proceedings..........................................         10
  Item 4.            Submission of Matters to a Vote of Security Holders........         10

Part II.

  Item 5.            Market For Registrant's Common Equity and Related
                     Shareholder Matters........................................         11
  Item 6.            Selected Financial Data....................................         11
  Item 7.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .......................         12
  Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.         21
  Item 8.            Financial Statements and Supplementary Data................         21
  Item 9.            Changes in and Disagreements with Accountants on
                     Accounting And Financial Disclosure .......................         21

Part III.

  Item 10.           Directors and Executive Officers of the Registrant.........         22
  Item 11.           Executive Compensation.....................................         24
  Item 12.           Security Ownership of Certain Beneficial Owners and
                     Management ................................................         28
  Item 13.           Certain Relationships and Related Transactions.............         29

Part IV.

  Item 14.           Exhibits, Financial Statement Schedules and Reports on
                     Form 8-K ..................................................         32
                     Index to Financial Statements and Financial Statement
                     Schedules .................................................        F-1

                                    Part I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

     Pacer International, Inc. ("Pacer" or the "Company") is a leading freight transportation and logistics provider and intermodal marketing company, offering a broad array of services to facilitate the movement of freight from origin to destination. Intermodal transportation is the movement of freight via trailer or container using two or more transportation modes. Intermodal transportation usually includes a rail and truck segment. An intermodal marketing company arranges intermodal transportation for global, national and regional retailers and manufacturers.

     Prior to November 1998, APL Land Transport Services, Inc. ("APLLTS") consisted of two operating divisions: Stacktrain Services Division and the Automotive Division. On November 20, 1998, APLLTS transferred all of its assets, except those of the Stacktrain Services Division, to its parent, APL Limited.
As of May 28, 1999, APLLTS was recapitalized through (1) the purchase by a group led by entities formed by affiliates of Apollo Management, L.P. of shares of APLLTS's common stock from APL Limited and (2) the APLLTS's redemption of shares of its common stock held by APL Limited. Immediately following the recapitalization, APLLTS was renamed Pacer International, Inc. (the "Company"). Thereafter, the Company acquired Pacer Logistics, Inc. (f/k/a Pacer International, Inc.) resulting in Pacer Logistics becoming a subsidiary of the Company.

     Pacer Logistics, Inc. was formed on March 5, 1997 from its predecessor PMT Holdings, Inc. Since formation, Pacer Logistics, Inc. acquired the capital stock and/or assets of the following companies:

 .    Pacific Motor Transport Company on March 31, 1997. Pacific Motor Transport
     Company is a provider of truckload services and intermodal marketing services.

 .    Interstate Consolidation, Inc., Interstate Consolidation Service, Inc. and
     its wholly owned subsidiary Intermodal Container Service, Inc. on December 16, 1997. The Interstate companies are multipurpose providers of transportation services, including intermodal marketing, local trucking and freight consolidation and handling.

 .    Intraco, Inc. on April 3, 1998. Intraco is involved in the transportation of equipment primarily for railroads.

 .    Cross Con Transport, Inc. and its subsidiary Cross Con Terminals, Inc. on
     June 5, 1998. The Cross Con companies are multipurpose providers of transportation services, including intermodal marketing and local trucking.

 .    Professional Logistics Management Co., Inc. and 3PL Corporation on July 25,
     1998. Professional Logistics and 3PL are providers of logistics services.

 .    Manufacturers Consolidation Service, Inc. and its subsidiaries Levcon,
     Inc., MCS of Kansas, Inc. and Manufacturers Consolidation Service of Canada Inc. on December 9, 1998. The Manufacturers Consolidation Service companies are multipurpose providers of transportation services, including intermodal marketing and local trucking.

 .    Keystone Terminals, Inc. on April 20, 1999.  Keystone is a provider of transportation services.

 .    Conex Global Logistics, Inc., MSL Transportation, Inc. and Jupiter Freight,
     Inc. on January 13, 2000. The Conex companies are multipurpose providers of transportation services, including intermodal marketing, local trucking and freight consolidation and handling.

     The Company currently operates two business segments- the stacktrain segment and the logistics segment. Prior to the recapitalization, the Company only operated in the stacktrain segment.

     Stacktrain Segment
     ------------------

     Our stacktrain operation (the movement of freight in containers stacked two high on railcars) is the largest provider of intermodal rail service in North America that is not affiliated with an individual railroad company. We offer rail freight services by selling intermodal service to shippers while buying space on intermodal rail trains. Through long-term contracts and other operating arrangements with major rail carriers and using our large fleet of leased and owned equipment, we have access to a 50,000 mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. The long-term operating arrangements with the rail carriers provide, among other things, for favorable rates, guaranteed minimum service levels, priority handling and the utilization of certain terminal facilities.

     We directly market our stacktrain services to intermodal marketers which serve customers in various industries, including the automotive industry and shippers of refrigerated freight. We also directly serve customers in the ocean carrier industry. We provide rail transportation services to over 5,000 beneficial cargo owners. In addition, we have historically provided, and will continue to provide, stacktrain and equipment repositioning services for companies and operations that are affiliated with APL Limited.

     The stacktrain business is seasonal and the segment's quarterly revenues and profits historically have been marginally lower during the first and second quarters of the year and higher during the third and fourth quarters due primarily to the retail industry's shipping requirements.

     Logistics Segment
     -----------------

     Complementing our stacktrain segment, the logistics segment offers a broad range of integrated transportation services, including intermodal marketing, trucking and logistics services, to a broad range of shippers such as Sony, Ford Motor Company and Wal-Mart Stores.

     A significant portion of our intermodal trucking, logistics and freight handling services is provided through a network of agents and independent contractors. These relationships allow us to control a large fleet of specialized equipment and provide our customers with a broad range of integrated transportation services without committing significant capital to the acquisition and maintenance of an extensive asset base.

     Intermodal Marketing

     In our role as an intermodal marketing company, we coordinate for the movement of freight in containers and trailers throughout North America for global, national and regional manufacturers and retailers and provide customized electronic tracking and analysis of charges. In addition, we negotiate rail, truck and intermodal rates, determine the optimal route, electronically track shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. We provide these services through a network of agents and independent contractors. Our intermodal marketing operations are based in Walnut Creek (California), Los Angeles, East Rutherford (New Jersey), Memphis and Chicago and employ experienced transportation personnel. This staff is responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

     Through our intermodal marketing operations we assist the railroads and our stacktrain operation in balancing freight originating in or destined to its service areas, resulting in improved asset utilization. In addition, we provide value to our customers by passing on certain economies of scale as a volume buyer from railroads, stacktrain operators, trucking companies and other third party transportation providers, thereby providing access to large equipment pools and streamlining the paperwork and logistics of an intermodal move.

Trucking Services

     Our trucking services consist of truckload, less-than-truckload and local cartage operations. Our truckload operations consist of flatbed and specialized heavy-haul trucking services. Our less-than-truckload operation specializes in long-haul transportation of a variety of freight through hubs operated by others throughout the United States. Our less-than-truckload operations leverage the mix of traffic we receive from customers by integrating shipments which have common destinations in order to lower the linehaul, pick-up and delivery costs. We maintain local cartage operations in Los Angeles, Oakland, Jacksonville, Chicago, Memphis, Kansas City, Houston, Dallas and Baltimore. Our capital investment in trucking services is limited. Pursuant to our truckload operations, we control a specialized fleet of 480 flatbed vehicles which are owned and operated by independent contractors and we own 63 specialized heavy-haul trailers. We do not employ any drivers in our less-than-truckload operations, but coordinate with regional transportation providers at transportation hubs to provide local delivery and distribution services. Pursuant to our cartage operations, we contract with independent contractors who control more than 300 cartage trucks. We also maintain interchange agreements with all of the major steamship lines, railroads and stacktrain operators. Our network of independent contractors allows us to serve shippers, ocean carriers and freight forwarders across the country to supply local transport requirements.

     We provide truck brokerage services throughout North America through our customer service centers in Los Angeles, Walnut Creek (California), Dallas, Chicago, and East Rutherford (New Jersey). Truck brokerage involves the arrangement by a broker of trucking services with a licensed independent carrier on behalf of a shipper.

     Logistics

     We provide an array of logistics solutions which can be tailored to fit a particular customer's needs. By optimizing the flow of goods through the supply chain and across a variety of services, we can reduce our customers' freight handling, delivery and inventory costs. We offer logistics services such as local trucking, transportation purchasing and management, distribution planning and other specialized services. We believe that demand for value-added logistics services will continue to grow as companies downsize and outsource many of these functions to third parties.

     As part of our logistics services, we offer a variety of freight handling services, including consolidation/deconsolidation and warehousing. Our logistics operation has prospered by focusing on providing customers with specially designed transportation packages which fit the shipper's specific transportation needs. Additionally, we have designed service packages intended to reduce the shipper's handling requirements and improve inventory efficiency. These services are primarily offered on the West Coast and we have recently established additional regional freight handling facilities to meet the needs of our customers.

Significant Customers

     For the year ended December 31, 1999, the Company had two significant customers which contributed more than 10% of the Company's total gross revenues. Hub Group generated $128.2 million in gross revenues for the stacktrain segment and Union Pacific generated $100.8 million in gross revenues covering both operating segments.

Ownership

     Apollo Management beneficially owns approximately 89.9% of our outstanding common stock, APL Limited owns approximately 7.2% of our outstanding common stock and certain affiliates of Deutsche Bank Securities Inc. and Credit Suisse First Boston Corporation together beneficially own approximately 2.9% of our outstanding common stock.

Relationships with Railroads, Independent Contractors and Local Trucking
Companies

 Railroads

     We have long-term contracts with certain of the railroads regarding movement of our stacktrains. In addition, the railroad contracts generally provide for access to terminals controlled by the railroads as well as support services related to our stacktrain operations. Through these contracts, our stacktrain business has established a North American transportation network.

     Through our stacktrain contracts with rail carriers, we have access to a 50,000 mile rail network throughout North America. Our rail contracts, which generally provide that the rail carriers will perform linehaul and terminal services for us, are typically long-term agreements, with major contracts providing for a remaining term of 13 to 15 years. Pursuant to the service provisions, the rail carriers provide transportation of our stacktrains across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts generally establish per container rates for stacktrain shipments made on rail carriers' transportation networks and typically provide that we are obligated to transport a certain percentage of our total stacktrain shipments with each of the rail carriers. The terms of our rail contracts, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers' costs to provide rail service. Generally, we have the benefit of advantageous rate provisions in our rail contracts. Based upon these provisions, and the volume of freight which we ship with each of the rail carriers, we believe that we enjoy favorable transportation rates for our stacktrain shipments.

     Pacer Logistics also maintains contracts with the railroads which govern the transportation services and payment terms pursuant to which its intermodal shipments are handled by the railroads. The Pacer Logistics contracts are typically of short duration, usually twelve month terms, and subject to renewal or extension. While there can be no assurance that Pacer Logistics' contracts will be renewed, we have in the past successfully negotiated extensions of the contracts with the railroads. We maintain close working relationships with all of the major railroads in the United States and view each relationship as a partnership. We will continue to focus our efforts on strengthening these relationships.


 Independent Contractors

     We rely on the services of independent agents and contractors in certain of our transportation services. Although we own a small number of tractors and trailers, the majority of our truck equipment and drivers are provided by independent contractors and agents. Our relationships with independent contractors allow us to provide customers with a broad range of trucking services without the need to commit capital to acquire and maintain an asset base. Although our agreements with independent contractors are typically long-term in practice, they are generally terminable by either party on short notice.

     Independent contractors and fleet owners are compensated on the basis of mileage rates and a fixed percentage of the revenue generated from the shipments they haul. Under the terms of our typical contracts, independent contractors must pay all the expenses of operating their equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance and debt service.

 Local Trucking Companies

     We have established a good working relationship with a large network of local truckers in many major urban centers throughout the United States. The quality of these relationships helps ensure reliable pickups and deliveries, which is a major differentiating factor among intermodal marketing companies. Our strategy has been to concentrate business with a select group of local truckers in a particular urban area, which increases our economic value with the local truckers, and in turn raises the quality of service that we receive.


Facilities/Equipment

     Our stacktrain transportation network services a total of 67 locations across North America. Our integrated rail network, combined with our equipment fleet, enables us to provide our customers with single-company control over rail transportation to locations throughout North America.

     Substantially all of our terminals are owned by rail or highway carriers and are managed on our behalf. However, full-time personnel work on-site at major locations to ensure close coordination of the services provided at the facilities. In addition to these terminals, other locations throughout the eastern United States serve as stand-alone container depots, where empty containers can be picked up or dropped off, or supply points, where empty containers can be picked up only. In connection with our trucking services, agents provide marketing and sales, terminal facilities and driver recruiting, while an operations center provides, among other services, insurance, claims handling, safety compliance, credit, billing and collection and operating advances and payments to drivers and agents.

     Our stacktrain equipment fleet consists of a large number of double stack railcars, containers and chassis which are owned or subject to operating leases. The majority of the leased equipment is leased on a day-to-day basis. As of December 31, 1999 our stacktrain equipment fleet consisted of the following:

                                                       Owned         Leased         Total
                                                  -------------------------------------------
Containers
   48' Containers ..................                         706        14,483         15,189
   53' Containers ..................                          31         6,198          6,229
                                                  -------------------------------------------
      Total ........................                         737        20,681         21,418
                                                  ===========================================

Chassis
   48' Chassis .......................                     5,813         7,781         13,594
   53' Chassis .......................                        39         7,733          7,772
                                                  -------------------------------------------
      Subtotal........................                     5,852        15,514         21,366
   20', 40' and 45' (1) ............                           -         4,948          4,948
                                                  -------------------------------------------
      Total ............................                   5,852        20,462         26,314
                                                  ===========================================
Doublestack Railcars (2)........                             210           348            558
                                                  ===========================================

---------
(1) Represents the current allocation of chassis sublet to us pursuant to the terms of the Third Party International Chassis Sublet Agreement which was entered into between us and APL Limited.

(2) On May 28, 1999 in connection with our recapitalization and the acquisition of Pacer Logistics, the Company completed a sale and leaseback transaction for 199 railcars.

     Supplementing the equipment listed above we have access to an extensive inventory of 20-, 40- and 45-foot containers from APL Limited's international network in addition to the empty containers which we reposition on behalf of APL Limited.

     The Company plans on leasing an additional 3,125 containers and chassis during 2000 at an estimated annual operating lease expense in 2000 of $1.7 million and approximately $3.8 million annually thereafter.

     The components of the Company's stacktrain equipment lease and rental expense are shown below ($ in millions):

                            Equipment Lease Expense

                                                               1999               1998               1997
                                                       --------------------------------------------------------
Operating Lease Expense ..........................                  $51.3              $45.5              $38.8
Railcar Income ...................................                   (9.8)              (8.7)              (6.7)
                                                       --------------------------------------------------------
   Net Equipment Lease Expense....................                  $41.5              $36.8              $32.1
                                                       ========================================================

   The following table shows the Company's expense for on-going maintenance and repairs for containers, chassis and railcars ($ in millions):

                            Maintenance Expenditures

                                                               1999              1998              1997
                                                       ------------------------------------------------------
Containers ......................................                   $ 4.1             $ 4.1             $ 3.5
Chassis .........................................                    13.9              12.4               9.5
Doublestack Railcars ............................                     3.0               1.8               3.4
                                                       ------------------------------------------------------
    Total Expenditures ..........................                   $21.0             $18.3             $16.4
                                                       ======================================================

     Pacer Logistics also owns a limited amount of equipment (63 specialized heavy-haul trailers) to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent contractors who own and operate their own equipment. Through Pacer Logistics, we lease two warehouses in Kansas City and a facility in Los Angeles for dockspace, warehousing and parking for tractors and trailers.


Employees

     As of December 31, 1999, the Company employed a total of 726 people.


Government Regulation

 Regulation of Our Trucking and Stacktrain Operations

     The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of, providing transportation services.

     We are subject to licensing and regulation as a transportation provider pursuant to our trucking operations. We are licensed by the Department of Transportation as a national freight broker in arranging for the transportation of general commodities by motor vehicle and operate pursuant to a 48-state, irregular route common and contract carrier authority. The Department of

Transportation prescribes qualifications for acting in our capacity as a national freight broker, including certain surety bonding requirements. We provide motor carrier transportation services that require registration with the Department of Transportation and compliance with certain economic regulations administered by the Department of Transportation, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we and several of our subsidiaries continue to be subject to a variety of vehicle registration and licensing requirements. We and the carriers that we rely on in arranging transportation services for our customers are also subject to a variety of federal and state safety and environmental regulations.

     Intermodal operations, like ours, were exempted from virtually all active regulatory supervision by the Interstate Commerce Commission, predecessor to the regulatory responsibilities now held by the federal Surface Transportation Board. Such exemption is revocable by the Surface Transportation Board, but the standards for revocation of regulatory exemptions issued by the Interstate Commerce Commission or Surface Transportation Board are high.


 Regulation of Our Suppliers and Customers

     We have a substantial number of customers who provide ocean carriage of intermodal shipments. Ocean carriage is subject to regulation by the Federal Maritime Commission and, to a lesser extent, by other agencies. The regulatory regime applicable to ocean shipping was revised by the Ocean Shipping Reform Act of 1998, which took effect May 1, 1999. As of December 31, 1999, there has been no material effect to the competitiveness and/or efficiency of operations of our various ocean carrier customers, however, there is no guarantee that this will remain the case in the future.

     The Federal Maritime Commission is reported to be pursuing an investigation at this time concerning alleged violations of statutory and regulatory requirements by ocean carriers involved in the eastbound trans-Pacific trades during the peak shipping season of 1998. The scope and focus of such investigation and the remedies which may be imposed on our ocean carrier suppliers and customers by the Federal Maritime Commission based on its findings is presently unclear.


Competition

     Our stacktrain business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars, and containerized intermodal rail services offered directly by railroads. Competition between our stacktrain business and truckload carriers is particularly intense for shipments of freight over shorter distances. This is primarily attributable to the fact that the competitive advantage of intermodal transportation's low variable labor and fuel requirements per ton/mile is diminished for shorter distance shipments. The major competitors of our stacktrain business include Burlington Northern Santa Fe, Union Pacific, CSX Intermodal and J.B. Hunt Transport.

     The transportation services industry is highly competitive. Our intermodal marketing, trucking and logistics business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, private shipping departments and freight forwarders. Competition is based primarily on freight rates, quality of service (such as damage free shipments, on-time delivery and consistent transit times), reliable pickup and delivery and scope of operations. We also compete with transportation services companies for the services of independent commission agents, and with trucklines for the services of independent contractors and drivers. The major competitors of Pacer Logistics include Hub Group, Mark VII, Alliance Shippers and C.H. Robinson.

ITEM 3.   LEGAL PROCEEDINGS

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., are named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers' earnings. The defendants have entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgement of $250,000 and a maximum judgement of $1.75 million. On January 14, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The Court found that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, the Company's retention on its liability policy was $250,000. The court has tentatively ordered that restitution be paid for this omission, which in the worst case is well below the agreed upon high of $1.75 million. An appeal to this decision is likely by the class. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position or results of operations. At December 31, 1999, the Company had $1.1 million accrued for this case.

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

     We are currently not otherwise subject to any other pending or threatened litigation other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations. Most of the lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     There is no established public trading market for the Company's outstanding equity securities.

ITEM 6.   SELECTED FINANCIAL DATA

          The following table presents, as of the dates and for the periods indicated, selected historical financial information for the Company.

          We have been unable to obtain selected historical financial information for the fiscal years ended prior to December 27, 1996 and, therefore, such financial information is not presented here.

                                                  The Predecessor
                                     --------------------------------------
                                           For the
                                           Fiscal
                                            Year                 For the
                                            Ended                Period
                                     ----------------      ----------------
                                                                 Dec. 28
                                                                 1996 to
                                           Dec. 27               Nov. 12
                                           1996 1/               1997 1/
                                     ----------------      ----------------
Statement of Operations
  Data:

Gross revenues .................             $  548.0              $  517.1
Cost of purchased
  transportation and services                   423.7                 407.5
Net revenues ...................                124.3                 109.6
Direct operating expenses.......                 33.3                  46.4
Selling, general and
  administrative expenses ......                 25.4                  21.4
Depreciation and
  Amortization .................                  4.1                   3.0
Income from operations .........                 61.5                  38.8
Net income .....................                 38.1                  22.9

Historical Balance Sheet
  Data (at period end):

Total assets....................             $   71.4              $      -
Total debt including capital
  leases .......................                    -                     -
Minority interest -
  exchangeable preferred
  stock.........................                    -                     -

Historical Cash Flow Data:

Cash provided by operating
  activities....................             $   17.4              $   18.2
Cash provided by (used in)
  investing activities..........                  0.9                   3.6
Cash provided by (used in)
  financing activities..........                (18.3)                (21.8)








                                                               The Company
                                     ------------------------------------------------------------
                                                                 For the               For the
                                                                 Fiscal                Fiscal
                                           For the                Year                  Year
                                           Period                 Ended                 Ended
                                     ----------------      ----------------      ----------------
                                           Nov. 13
                                           1997 to
                                           Dec. 26               Dec. 25               Dec. 31
                                           1997 1/               1998 1/               1999 2/
                                     ----------------      ----------------      ----------------
                                       (in millions)
Statement of Operations
  Data:

Gross revenues .................             $   60.0              $  590.8              $  917.4
Cost of purchased
  transportation and services                    47.4                 466.3                 735.4
Net revenues ...................                 12.6                 124.5                 182.0
Direct operating expenses.......                  6.7                  56.4                  66.5
Selling, general and
  administrative expenses ......                  3.2                  28.3                  58.9
Depreciation and
  Amortization .................                  0.7                   6.6                   8.6
Income from operations .........                  2.0                  33.2                  48.0
Net income .....................                  1.0                  20.6                  16.6

Historical Balance Sheet
  Data (at period end):

Total assets....................             $  111.9              $  156.1              $  455.0
Total debt including capital
  leases .......................                    -                     -                 284.4
Minority interest -
  exchangeable preferred
  stock.........................                    -                     -                  23.4

Historical Cash Flow Data:

Cash provided by operating
  activities....................             $   12.7              $   31.8              $   20.8
Cash provided by (used in)
  investing activities..........                    -                 (38.5)                (74.0)
Cash provided by (used in)
  financing activities..........                (12.7)                  6.7                  65.4

__________

1/ The historical financial statements subsequent to November 13, 1997 include the push down effect of the purchase price allocation resulting from the purchase of APL Limited by Neptune Orient Lines Limited. The results of operations of the predecessor period are not comparable to the successor period as a result of the acquisition of APL Limited by Neptune Orient Lines Limited. Prior to November 1998, Pacer International operated as the Stacktrain Services division of APL Land Transport Services, Inc., a wholly-owned subsidiary of APL Limited. In November 1998, APL Land Transport Services, Inc. transferred all of its non-stacktrain assets to its parent, APL Limited. In connection with our recapitalization and acquisition of Pacer Logistics, Inc., APL Land Transport Services, Inc. was renamed Pacer International (see Item 1).

2/ Includes the results of Pacer Logistics, Inc. since acquisition on May 28, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Statements

     This annual report on Form 10-K contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of management. When used in this Form 10-K, the words "anticipate", "believe", "estimate", "expect", "intend", and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and the results of operations of the Company as well as its customers and suppliers, including as a result of the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, pricing pressures, shifts in market demand, and general economic conditions. In addition, the Company has acquired businesses in the past and may consider acquiring businesses in the future that provide complementary services. There can be no assurance that the businesses that we have acquired in the past and may acquire in the future can be successfully integrated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.


Overview

 Gross Revenues

     The stacktrain segment's gross revenues are generated through fees charged to customers for the transportation of freight. The growth of these revenues is primarily driven by increases in volume of freight shipped, as overall rates have historically remained relatively constant. The average rate is impacted by product mix, rail lanes utilized and market conditions. Also included in gross revenues are incentives paid by APL Limited for the repositioning of empty containers with domestic westbound loads. Reposition incentives growth is driven by the increase in APL Limited's shipping volumes from Asia to key population centers in North America, as well as our ability to fill APL Limited's empty containers with the westbound freight of other stacktrain customers. The movement of APL Limited's international business between ports and inland points is performed on a cost reimbursement basis. Thus, no revenues or expenses are recognized. Reimbursements in 1999 amounted to $273.6 million.

     The logistics segment's gross revenues are generated through fees charged for a broad portfolio of freight transportation services. The logistics segment's gross revenues are generated from its intermodal marketing and flatbed and specialized heavy-haul trucking services, augmented by local trucking, freight consolidation and handling and logistics outsourcing. Overall gross revenues for the logistics segment will be driven through its ability to market its broad array of transportation services to its existing customer base. Increases in gross revenues from intermodal marketing are generated primarily from increased volumes, as rates are dependent upon product mix and transportation lane, which tend to remain relatively constant as customers' shipments tend to remain in similar lanes. The gross revenues from the flatbed and specialized heavy-haul segment are driven by the volume, length of haul and the rate per mile charged to the customer, which are dependent upon product mix. Local trucking services primarily support intermodal marketing and provide local transportation services to customers through independent operators. Revenues are driven primarily through increased volume. The logistics segment also provides a freight service in which it consolidates customer freight at loading docks and provides distribution services to specific customer locations throughout the United States. In addition to transporting freight, the logistics segment provides outsourcing services for customers' traffic departments.

 Cost of Purchased Transportation and Services/Net Revenues

     The stacktrain segment's net revenues are the gross revenues less the costs of purchased transportation and services. The cost of purchased transportation and services consists primarily of the amounts charged by railroads and local trucking companies. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped.

     The logistics segment's net revenues consist of the gross revenues earned from its third-party transportation services, net of the cost of purchased transportation services. Net revenues are driven by the mix of business services with net revenues as a percentage of gross revenues varying significantly based on the mix of those services. Purchased transportation and services consists of amounts paid to third parties to provide services, such as, railroads, sub-contracted or in-house independent contractor truck drivers, freight terminal operators and dock workers. Third-party rail costs are charged through a contract maintained with the railroads and are dependent upon product mix and traffic lanes. Sub-contracted or independent operators are paid on a percentage of revenues, mileage basis or a fixed fee.

 Direct Operating Expenses

     Direct operating expenses are both fixed and variable expenses directly relating to the stacktrain operations and consist of equipment lease and depreciation expense, equipment maintenance and repair, fixed terminal and cargo handling expenses and other direct variable expenses. Our fleet of leased equipment is maintained through a variety of short- and long-term leases, many of which can be terminated without penalty in an economic downturn. Increases to our equipment fleet will primarily be through additional leases as the growth of our business dictates. Equipment maintenance and repair consist of the costs related to the upkeep of the equipment fleet, which can be considered semi-variable in nature, as a certain amount relates to the annual preventative maintenance costs in addition to amounts driven by fleet usage. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged to us by terminal operators and is expected to remain relatively fixed. Other variable expenses primarily include income received from users of our railcars in their operations, which has historically remained relatively constant. Historically, also included in other variable expenses are service credits from for-hire transportation providers, which effectively reduce our transportation costs.

 Selling, General and Administrative Expenses

     The stacktrain segment's selling, general and administrative expenses prior to the recapitalization consist of allocated APL Limited's corporate and information technology expenses and direct administrative expenses, which primarily include payroll and fringe benefits and other overhead expenses. After May 28, 1999, the corporate administrative services previously provided by APL Limited are incurred directly by the stacktrain segment. In addition, we are in the process of negotiating a twenty-year agreement requiring APL Limited to continue to provide information technology services.

     The logistics segment's selling, general and administrative expenses relate to the costs of customer acquisition, billing, customer service and salaries and related expenses of marketing, as well as the executive and administrative staff's compensation, office expenses and professional fees. The logistics segment anticipates that it will incur increased overall selling related costs as it grows its operations, but that such costs will remain relatively consistent as a percentage of net revenues. The costs related to the logistics segment's corporate functions, such as administration, finance, legal, human resources and facilities will likely increase as the business grows, but will likely decrease as a percentage of net revenues as the business grows.

Results of Operations

     The following discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 includes the results of operations after our recapitalization and the acquisition of Pacer Logistics, both of which were completed on May 28, 1999. All prior years results discussed represent the results of the former stacktrain business only. The results of operations and financial condition for the periods subsequent to the recapitalization and the acquisition of Pacer Logistics will not necessarily be comparable to prior periods.

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 25, 1998

     The following table sets forth historical financial data for the Company comparing data for the year ended December 31, 1999 and December 25, 1998.

                Financial Data Comparison by Reportable Segment
           Fiscal Year Ended December 31, 1999 and December 25, 1998
                                 (in millions)

                                                        1999                1998               Change              % Change
                                                 ---------------      ---------------     --------------      ----------------

Gross revenues
   Stacktrain................................             $702.9               $590.8             $112.1                  19.0%
   Logistics.................................              233.2                    -              233.2                   n/a
   Inter-segment elimination.................              (18.7)                   -              (18.7)                  n/a
                                                 ---------------      ---------------     --------------      ----------------
   Total.....................................              917.4                590.8              326.6                  55.3

Cost of purchased transportation and services
   Stacktrain................................              559.1                466.3               92.8                  19.9
   Logistics.................................              195.0                    -              195.0                   n/a
   Inter-segment elimination.................              (18.7)                   -              (18.7)                  n/a
                                                 ---------------      ---------------     --------------      ----------------
   Total.....................................              735.4                466.3              269.1                  57.7

Net revenues
   Stacktrain................................              143.8                124.5               19.3                  15.5
   Logistics.................................               38.2                    -               38.2                   n/a
                                                 ---------------      ---------------     --------------      ----------------
   Total.....................................              182.0                124.5               57.5                  46.2

Direct operating expenses
   Stacktrain................................               66.5                 56.4               10.1                  17.9
   Logistics.................................                  -                    -                  -                   n/a
                                                 ---------------      ---------------     --------------      ----------------
   Total.....................................               66.5                 56.4               10.1                  17.9

Selling, general & administrative expenses
   Stacktrain................................               32.4                 28.3                4.1                  14.5
   Logistics.................................               26.5                    -               26.5                   n/a
                                                 ---------------      ---------------     --------------      ----------------
   Total.....................................               58.9                 28.3               30.6                 108.1

Depreciation and amortization
   Stacktrain................................                6.7                  6.6                0.1                   1.5
   Logistics.................................                1.9                    -                1.9                   n/a
                                                 ---------------      ---------------     --------------      ----------------
   Total.....................................                8.6                  6.6                2.0                  30.3

Income from operations
   Stacktrain................................               38.2                 33.2                5.0                  15.1
   Logistics.................................                9.8                    -                9.8                   n/a
                                                 ---------------      ---------------     --------------      ----------------
   Total.....................................               48.0                 33.2               14.8                  44.6

Interest (income) expense, net...............               18.6                    -               18.6                   n/a
Income tax expense ..........................               11.7                 12.6               (0.9)                 (7.1)
Minority interest expense....................                1.1                    -                1.1                   n/a
Net income...................................               16.6                 20.6               (4.0)                (19.4)

     Gross Revenues. Gross revenues increased $326.6 million, or 55.3%, for the year ended December 31, 1999 compared to the year ended December 25, 1998. The acquisition of the logistics segment accounted for $233.2 million, or 71.4%, of the increase. The stacktrain segment increase of $112.1 million was due primarily to a $105.0 million, or 18.6%, increase in freight revenues driven by an overall container volume increase of 109,304 containers or 20.9%. This increase was partially offset by a 1.9% reduction in the average revenue per container resulting from mix changes. The increases were due, in part, to correction of the rail service disruption problems experienced during 1998 and to increased customer demand coupled with the addition of 2,000 53-foot containers during the second half of 1998. In addition, international business increased due to both growth among existing customers as well as the addition of a large new customer in the second quarter of 1999. Reposition incentive revenues increased $1.4 million in the 1999 period as a result of increased APL Limited shipping volume. Other stacktrain segment revenues increased $5.7 million due primarily to the management fees associated with the 1999 Stacktrain Services Agreement with APL Limited.

     Net Revenues. Net revenues increased $57.5 million, or 46.2%, for the 1999 period compared to the 1998 period. The acquisition of the logistics segment accounted for $38.2 million, or 66.4%, of the increase and the stacktrain segment accounted for the remaining $19.3 million of the increase. Stacktrain cost of purchased transportation increased $92.8 million, or 19.9%, on container volume increases of 20.9%. The stacktrain segment gross margin declined to 20.5% in 1999 from 21.1% in 1998 due primarily to increased traffic in the lower rated international business line.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the stacktrain segment, increased $10.1 million, or 17.9%, in 1999 compared to 1998. Expenses for 1998 were reduced by a $5.0 million credit from a third-party transportation provider that was not received in 1999. In addition, equipment lease and maintenance expenses increased by $7.7 million as a result of the expansion of the fleet of containers and chassis discussed in gross revenues above coupled with the sale and leaseback of 199 railcars in the second quarter of 1999. Partially offsetting these expense increases was a $2.2 million increase in rail car rental income due to the increase in the railcar fleet in mid-1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.6 million, or 108.1%, in 1999 compared to 1998. The acquisition of the logistics segment accounted for $26.5 million, or 86.6%, of the increase and the stacktrain segment accounted for $4.1 million, or 13.4%, of the increase. The stacktrain increase was due primarily to an increase of $1.2 million for information technology costs now under contract with APL Limited and vacation accruals and other transition costs. Stacktrain segment costs decreased to 22.6% of net revenues in 1999 from 22.7% in 1998.

     Depreciation and amortization. Depreciation and amortization expenses increased $2.0 million, or 30.3%, for 1999 compared to 1998. The acquisition of the logistics segment accounted for $1.9 million of the increase while the stacktrain segment accounted for only $0.1 million of the increase. Depreciation expense was $6.2 million and $6.0 million and amortization expense was $2.4 million and $0.6 million for 1999 and 1998, respectively. The increase in amortization was due to the amortization of goodwill associated with the acquisition of the logistics segment on May 28, 1999.

     Income From Operations. Income from operations increased $14.8 million, or 44.6%, from $33.2 million in 1998 to $48.0 million in 1999. The acquisition of the logistics segment accounted for $9.8 million, or 66.2%, of the increase and the stacktrain segment accounted for $5.0 million, or 33.8%, of the increase. The stacktrain segment increase was due primarily to the 20.9% container volume increase in 1999 partially offset by the $5.0 million credit to direct operating expenses in 1998 discussed above.

     Interest Expense. Interest expense increased by $18.6 million for 1999 compared to 1998 due to the issuance of $150 million of senior subordinated notes and borrowing $135 million under the term loan portion of the credit facility on May 28, 1999 to fund the recapitalization of the Company and the acquisition of the logistics segment.

     Income Tax Expense. Income tax expense decreased by $0.9 million from $12.6 million in 1998 to $11.7 million in 1999. The effective tax rate for 1999 was 39.8% compared to 38.0% for 1998.

     Net Income. Net income decreased $4.0 million, or 19.4%, from $20.6 million in 1998 to $16.6 million in 1999. The acquisition of the logistics segment accounted for an increase of $4.4 million in net income offset by a $7.3 million decrease for the stacktrain segment and by minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the logistics segment) of $1.1 million in 1999. The stacktrain segment decrease was due primarily to increased interest expense on the financing for the recapitalization and acquisition of the logistics segment (discussed above) partially offset by improved operating income for 1999 as a result of increased container volumes.

Fiscal Year Ended December 25, 1998 Compared to Fiscal Year Ended December 26, 1997

     The following table and discussion for the year ended December 26, 1997 has been presented for comparative purposes only and is the combination of the predecessor to the Stacktrain Services division of APL Land Transport Services, Inc. from December 28, 1996 through November 12, 1997 period and the Stacktrain Services division of APL Land Transport Services, Inc. from November 13, 1997 through December 26, 1997 period. As a result of the change in ownership, these numbers may not be indicative of what the full year 1997 was or would have been if the ownership change had not occurred. Further, there is only one segment - the stacktrain segment for both periods presented.

                           Financial Data Comparison
              Year Ended December 25, 1998 and December 26, 1997
                                 (in millions)

                                                           1998                1997               Change              % Change
                                                     ---------------     ---------------     --------------      ----------------

Gross revenues....................................            $590.8              $577.1              $13.7                   2.4%

Cost of purchased transportation and services.....             466.3               454.9               11.4                   2.5

Net revenues......................................             124.5               122.2                2.3                   1.9

Direct operating expenses.........................              56.4                53.1                3.3                   6.2

Selling, general & administrative expenses .......              28.3                24.6                3.7                  15.0

Depreciation and amortization ....................               6.6                 3.7                2.9                  78.4

Income from operations............................              33.2                40.8               (7.6)                (18.6)

Interest (income) expense, net....................                 -                 2.3               (2.3)               (100.0)

Income tax expense ...............................              12.6                14.6               (2.0)                (13.7)

Net income........................................            $ 20.6              $ 23.9              $(3.3)                (13.8)

     Gross Revenues. Gross revenues for 1998 increased $13.7 million to $590.8 million, or 2.4%, from $577.1 million in 1997. Freight revenues increased $10.0 million, or 1.8%, due to an increase in container volume of 21,438, or 4.3%, offset by a slight decrease per container in the average freight rate as a result of product mix changes and the loss of certain premium business. The third-party domestic and third-party international business contributed with revenue increases of $17.0 million and $3.7 million, respectively, as a result of increased container volumes of 7.9% and 11.7%, respectively, partially attributable to the additional 2,000 53-foot containers which were leased during 1998, and the strong import market positively impacting the third-party international business. The automotive and refrigerated container business revenues declined $10.6 million primarily as a result of the rail service problems, as the refrigerated container business is considered premium business and time sensitive. The type of automotive business that declined was primarily the time sensitive "Just-In-Time" business, which was lost to over-the-road truck transporters. Historically, our rates have been impacted by the rail service disruptions as certain expedited business, for which premium rates are charged, has been shifted by customers to more costly, yet more reliable over-the-road carriers. Reposition incentive revenues increased $2.3 million from 1997 to 1998 as a result of increased APL Limited shipping volume.

     Net Revenues. Net revenues increased $2.3 million to $124.5 million in 1998 from $122.2 million in 1997, as a result of the increased revenues discussed above. The net revenues as a percentage of gross revenues remained relatively constant in 1998 at 21.1% compared to 21.2% in 1997.

     Direct Operating Expenses. Direct operating costs increased $3.3 million, or 6.2%, to $56.4 million in 1998 from $53.1 million in 1997 due to increases in equipment lease expense of $6.4 million and allocated maintenance and repair charges of $1.9 million, offset by a credit from a third-party transportation provider, to effectively reduce our third-party transportation costs, by an amount of $5.0 million.

     The additional lease expense primarily relates to the 2,000 additional 53-foot containers we leased in 1998 compared to 1997, which were delivered at various times throughout the year, with all of them in operation by the end of 1998. The additional containers were leased to fulfill customer demand during the period of rail service disruption. This increase in containers negatively impacted operating results as a result of the increased trip days combined with a decline in average revenue per container as previously discussed. In addition, the Company purchased 200 railcars in the first quarter of 1998 for $39.7 million, increasing depreciation expense in 1998 as discussed below. Historically, we were allocated maintenance and repair charges from APL Limited, based on a formula using the number of days the equipment was in use. The maintenance and repair charges increased in 1998 due to the increased volume of shipments in 1998 and the increased number of containers, railcars and chassis owned or leased by us compared to 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.7 million, or 15.0%, in 1998 to $28.3 million compared to $24.6 million in 1997 primarily as a result of the total corporate expenses allocated to us from APL Limited increasing $1.0 million, and the increase in various direct selling, general and administrative expenses. In addition, other income decreased $1.9 million in 1998 primarily due to the reduced gain on the sale of operating equipment compared to 1997.

     Depreciation and Amortization. Depreciation and amortization expenses increased $2.9 million, or 78.4%, to $6.6 million in 1998 from $3.7 million in 1997 due primarily to the purchase of 200 railcars in the first quarter of 1998. Depreciation expense was $6.0 million and $3.7 million and amortization expense was $0.6 million and $0.0 million for 1998 and 1997, respectively.

     Income From Operations. Operating income decreased $7.6 million in 1998 to $33.2 million or 26.7% of net revenues from $40.8 million or 33.4% in 1997 due to the foregoing factors.

     Interest expense. Interest expense decreased $2.3 million to $0.0 in 1998 due to reduced intercompany borrowings from APL Limited in 1998.

     Income taxes. Income taxes decreased $2.0 million in 1998 to $12.6 million compared to $14.6 million in 1997, as a result of the decrease in income before income taxes from 1997 to 1998.

Liquidity and Capital Resources

     Cash generated by operating activities was $20.8 million, $31.8 million and $30.9 million for the years ended December 31, 1999, December 25, 1998 and December 26, 1997, respectively. The decrease in cash provided by operating activities from 1998 to 1999 was due to the increase in interest paid during 1999 combined with the change in receivables and payables associated primarily with the 20.9% increase in stacktrain segment traffic volume. Cash generated from operating activities in 1997 was due to a decrease in accounts receivable in 1997 as a result of the sale of APL Limited's intermodal marketing operations to a customer. Cash generated from operating activities was used for working capital purposes, to fund capital expenditures, for acquisitions and prior to the recapitalization on May 28, 1999, to repay intercompany debt. The Company had a working capital deficit of $3.7 million at December 31, 1999 compared to a deficit of $37.2 million at December 25, 1998. This change was due primarily to the elimination of the intercompany funding procedures between APL Limited and APLLTS upon our recapitalization on May 28, 1999.

     Cash flows (used in) provided by investing activities were $(74.0) million, $(38.5) million and $3.6 million for 1999, 1998 and 1997, respectively. The increased use of cash in 1999 was due to the acquisition of the logistics segment for $112.0 million partially offset by the net proceeds of $39.6 million from the sale and leaseback of 199 railcars originally purchased in 1998 and by the net proceeds of $0.4 million from the sale of logistics segment property. Capital expenditures of $2.0 million in 1999 were primarily for computer hardware and leasehold improvements to office space and warehouse facilities. The use of cash in 1998 was primarily due to the purchase of 200 railcars for $39.7 million.

     Cash flows (used in) provided by financing activities were $65.4 million, $6.7 million and $(34.5) million for 1999, 1998 and 1997, respectively. Prior to the Company's recapitalization on May 28, 1999, any excess cash generated from or used for operating or investing activities was remitted to or received from APL Limited, the former parent, through participation in the cash management plan. During 1998, a net intercompany borrowing of $6.7 million from APL Limited was necessary to fund the purchase of 200 railcars, 199 of which were subsequently the subject of the sale and leaseback discussed above. During 1997, a net intercompany remittance of $(34.5) million to APL Limited was generated by operating activities. During 1999, in connection with the recapitalization of the Company and acquisition of the logistics segment, proceeds of $104.4 million were received from the issuance of the Company's common stock. The Company also borrowed $135 million under a term loan facility (the "Term Loan"), issued
$150 million of senior subordinated notes, and borrowed $2 million under the $100 million revolving credit facility (the "Revolving Credit Facility") expiring in 2004. The Company paid $9.5 million of financing costs associated with these borrowings which will be amortized over the life of the debt. The
$2 million borrowed under the Revolving Credit Facility was repaid in July
1999. These borrowings were partially offset by a distribution to APL Limited of $300 million and to fees paid in connection with the recapitalization of $11.7 million. In addition, $0.7 million of the Term Loan was repaid and $0.1 million was paid on capital lease obligations during 1999. In July 1999, the Company also redeemed $2 million of the exchangeable preferred stock of its subsidiary, Pacer Logistics, Inc.

     The $150 million of senior subordinated notes, due in 2007, bear interest at 11.75% with interest due semi-annually at June 1 and December 1. The $135 million Term Loan, due in 2006 and the $100 million Revolving Credit Facility, expiring in 2004 bear interest at variable rates subject to increases or decreases based upon the achievement of financial ratios set forth in the credit agreement. At December 31, 1999, the interest rate on the Revolving Credit Facility was 9.00% and the interest rate on the term loan was 9.50%. Voluntary prepayments and commitment reductions will generally be permitted without premium or penalty, subject to certain conditions. The credit facilities are generally guaranteed by all of the Company's existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on its properties and assets. At December 31, 1999, the Company had $100 million available under the Revolving Credit Facility. These credit agreements contain certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At December 31, 1999, the Company was in compliance with these covenants. On August 9, 1999, the Company entered into a first amendment to the credit agreement to increase the maximum swingline amount (the amount that can be drawn under the Revolving Credit Facility on the day of notification of borrowing) to $10.0 million from $2.5 million. On January 7, 2000, the Company entered into a second amendment to the credit agreement to modify the definition of excess cash flow to allow for the acquisition of Conex assets as described below.

     In connection with the Company's recapitalization, the Company recorded a deferred tax asset related to future tax deductions for the net excess of the tax basis of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to Stockholders' Equity. Realization of the deferred tax asset is dependant upon the Company's ability to generate sufficient future taxable income which management believes is more likely than not based on historical operating results. Accordingly, no valuation allowance has been recorded.

     The stacktrain segment took delivery in the fourth quarter of 1999 of 1,500 new 53-foot containers and chassis financed through an operating lease and has on order 3,125 containers and chassis for delivery in 2000 to help meet current and projected business growth.

     Based upon the current level of operations and anticipated growth in both operating segments, management believes that operating cash flow and availability under the Revolving Credit Facility will be adequate to meet the Company's liquidity needs for the next five years, although no assurance can be given in this regard.

     Effective January 13, 2000 pursuant to an asset purchase agreement, Conex Acquisition Corporation, a subsidiary of the Company ("Acquisition Corporation"), acquired substantially all of the assets and assumed certain specified liabilities of Conex Global Logistics Services, Inc. ("Conex"), MSL Transportation Group, Inc. ("MSL") and Jupiter Freight, Inc. ("Jupiter").
Conex, MSL and Jupiter employ approximately 200 persons and provide intermodal freight transportation, cartage, transloading and warehousing services in the following locations: Los Angeles, California; San Diego, California; Calexico, California; Seattle, Washington; and Atlanta, Georgia. The assets acquired will be employed in substantially the same manner as used by Conex, MSL and Jupiter in their respective businesses prior to the acquisition. Certain top senior executives at Conex have executed multi-year employment and/or consulting agreements with Acquisition Corporation in order to assist in the assimilation and management of the Conex, MSL and Jupiter assets into Pacer's logistics segment. The acquisition was financed by a $25.05 million cash payment ($15 million of which was borrowed from the Revolving Credit Facility), the issuance of an 8.0% contingent note in the aggregate principal amount of $5 million and the issuance of 300,000 shares of common stock of Pacer. On January 13, 2000, Acquisition Corporation and the Company executed a supplement to the indenture governing the Senior Subordinated Notes, resulting in Acquisition Corporation becoming a guarantor of the Company's obligations thereunder.

     The Year 2000 ("Y2K") issue is the result of computerized systems using two digits rather than four to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculation causing disruptions of business operations. In 1999, the Company's computer-based information systems for the Stacktrain segment were reviewed and Y2K compliant upgrades were implemented by APL Limited. The Company completed a review of its Logistics segment computer-based information systems and implemented Y2K compliant upgrades. To date, no significant Y2K problems have been encountered during year 2000 and none are expected. However, some factors could remain that might cause Y2K related problems in the future. We will again monitor critical operations during the December 31, 2000 - January 1, 2001 rollover dates. The Company has spent approximately $2.2 million in internal and external consulting fees for the remediation of the Y2K issue.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities, FAS 133 is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company is evaluating the possible impact, if any, that FAS 133 may have on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk is affected primarily by changes in interest rates. Under our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices, however, we currently do not have any derivative financial instruments.

     We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense. A 1% change in our variable interest rates would affect our earnings by approximately $0.8 million.

     The Company contracts with railroads and independent truck operators for our transportation requirements. These third parties are responsible for providing their own diesel fuel. To the extent that increased fuel prices are passed along to us, we have historically passed these increases along to our customers. However, there is no guarantee that this will be possible in the future.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, including supplementary data and accompanying reports of independent accountants are listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on page 37 filed as part of this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Pacer International, Inc., with the approval of its board of directors on February 10, 1999, changed its independent accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP. Arthur Andersen LLP's report on the financial statements of Pacer International (formerly American President Lines Stacktrain Services, a division of APL Land Transport Services, Inc.) as of December 25, 1998 and for the fiscal year ended December 25, 1998 and the period from November 13, 1997 to December 26, 1997 and the financial statements of American President Lines Stacktrain Services' predecessor for the period from December 28, 1996 through November 12, 1997 included in this Form 10-K was not qualified or modified as to uncertainty, audit scope, or accounting principles. During Arthur Andersen LLP's appointment as independent accountants, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to Arthur Andersen LLP's satisfaction would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with Arthur Andersen LLP's reports on the financial statements of American President Lines Stacktrain Services for the periods indicated above.

     There have been no disagreements with PricewaterhouseCoopers LLP.

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the directors and executive officers of our Company.

Name                                Age       Position with Pacer International
Donald C. Orris                      58       Chairman, President and Chief Executive Officer
Gerry Angeli                         53       Executive Vice President
Robert L. Cross                      53       Executive Vice President
Richard P. Hyland                    45       Executive Vice President
Allen E. Steiner                     60       Executive Vice President
Lawrence C. Yarberry                 57       Executive Vice President, Chief Financial Officer and Treasurer
Joseph P. Atturio                    42       Vice President, Controller and Secretary
Joshua J. Harris                     35       Director
Thomas L. Finkbiner                  47       Director
Michael S. Gross                     38       Director
Bruce H. Spector                     57       Director
Marc E. Becker                       27       Director
Timothy J. Rhein                     58       Director
----------------------------

     Donald C. Orris has served as Chairman, President and Chief Executive Officer of our Company since May 1999. From Pacer Logistics' inception in March 1997 until May 1999, Mr. Orris served as Chairman, President and Chief Executive Officer of Pacer Logistics. From March 1997 until May 1998, Mr. Orris served as President and Chief Executive Officer of an affiliate of Pacer Logistics. He also has served as Chairman of Pacer Logistics' other subsidiaries since their formation or acquisition by Pacer Logistics. Mr. Orris has been the President of Pacer International Consulting LLC (f/k/a Logistics International LLC), a wholly owned subsidiary of Pacer Logistics, since September 1996. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as an Executive Vice President, of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American President Domestic Company and American President Intermodal Company from 1982 until 1990.

     Gerry Angeli has served as an Executive Vice President of our Company since May 1999. From Pacer Logistics' inception in March 1997 until May 1999, Mr. Angeli served as an Executive Vice President and Assistant Secretary of Pacer Logistics and as a Director of Pacer Logistics from April 1998 until May 1999. He also served as a Director of each of Pacer Logistics' subsidiaries. Since May 1998, Mr. Angeli has served as President and Chief Executive Officer and Vice President of certain Pacer Logistics subsidiaries. Mr. Angeli also served as a Vice President and Assistant Secretary of Pacific Motor Transport Company ("PMTC") from March 1997 until May 1998. Since 1982, Mr. Angeli has served as President and Chief Executive Officer of the Pacer division of PMTC and, concurrent therewith, from 1987 until December 1993, Mr. Angeli served as President and Chief Executive Officer of Southern Pacific Motor Trucking, a wholly owned subsidiary of the Southern Pacific Railroad.

     Robert L. Cross has served as an Executive Vice President of our Company since May 1999. Mr. Cross served as an Executive Vice President and Assistant Secretary of Pacer Logistics and as an officer of certain Pacer Logistics subsidiaries from Pacer Logistics' inception in March 1997 until May 1999. From 1991 until March 1997, Mr. Cross served as President of ABL-TRANS.

     Richard P. Hyland has served as an Executive Vice President of our Company since May 1999. Mr. Hyland served as an Executive Vice President of Pacer Logistics and as an officer of certain Pacer Logistics subsidiaries from June 1998 until May 1999. Mr. Hyland is the founder of Cross Con and has served as President of Cross Con since 1977.

     Allen E. Steiner has served as an Executive Vice President of our Company since May 1999. Mr. Steiner served as an Executive Vice President of Pacer Logistics from December 1997 until May 1999. Since May 1998, Mr. Steiner has served as Executive Vice President of certain Pacer Logistics subsidiaries. Mr. Steiner was a co-founder of ICI and ICSI in 1972. From 1972 until December 1997, Mr. Steiner served as President and Treasurer of ICI and Vice President and Secretary of ICSI and IMCS.

     Lawrence C. Yarberry has served as an Executive Vice President, Chief Financial Officer and Treasurer of our Company since May 1999. Mr. Yarberry served as an Executive Vice President, Chief Financial Officer and Treasurer of Pacer Logistics from May 1998 until May 1999. Mr. Yarberry served as a consultant to Pacer Logistics from February 1998 until April 1998. From April 1990 until December 1997, Mr. Yarberry served as a Vice President of Finance of Southern Pacific Transportation Company and was Vice President of Finance and Chief Financial Officer of Southern Pacific Rail Corporation.

     Joseph P. Atturio has served as a Vice President, Controller and Secretary of our Company since May 1999. Mr. Atturio served as Vice President and Secretary of Pacer Logistics since its inception in March 1997 until May 1999. Prior to joining Pacer Logistics, Mr. Atturio served as Comptroller of SPMT from August 1988 until December 1993 and as a Vice President of SPMT from July 1992 until December 1993. From January 1994 until March 1997, he served as Vice President and Comptroller of PMTC and served as a Regional Director of PMT Auto Transport, a division of PMTC, from January 1986 until 1988.

     Joshua J. Harris has served as a Director of our Company since May 1999. Mr. Harris is a partner in Apollo Management and has served as an officer of certain affiliates of Apollo Management since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Converse Inc., Florsheim Group Inc., NRT, Incorporated, Clark Retail Enterprises, Inc., Breuners Home Furnishings Corporation and Quality Distribution, Inc.

     Thomas L. Finkbiner was elected to serve as a Director of our Company effective April 1, 2000. Mr. Finkbiner is currently a Director and Chief Executive Officer of Quality Distribution, Inc. Prior to joining Quality Distribution, Mr. Finkbiner served as Vice President of Intermodal for Norfolk Southern Corporation since 1987. From 1981 to 1987, he was Vice President of Marketing & Administration for North American Van Lines.

     Michael S. Gross was elected to serve as a Director of our Company effective April 1, 2000. Mr. Gross is a founding partner of Apollo Management. Prior to that time, Mr. Gross was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Gross is also a Director of Allied Waste Industries, Inc., Breuners Home Furnishings Corporation, Clark Enterprises, Inc., Converse, Inc., Encompass Services Corporation, Florsheim Group, Inc., Rare Medium, Inc., Saks, Inc. and United Rentals.

     Bruce H. Spector has served as a Director of our Company since May 1999. Mr. Spector has been a consultant to Apollo Advisors since 1992 and has been a principal in Apollo Advisors since 1995. Prior to October 1992, Mr. Spector, a reorganization attorney, was a member of the Los Angeles law firm of Stutman Triester and Glatt. Mr. Spector is also a Director of Telemundo Group, Inc., United International Holdings, Inc., Nexthealth, Inc., Vail Resorts, Inc. and Metropolis Realty Trust, Inc.

     Marc E. Becker has served as a Director of our Company since May 1999. Mr. Becker has been associated with Apollo Management since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. in the Financial Entrepreneurs group within its Investment Banking division. Mr. Becker also serves as a Director of National Financial Partners Corporation and Quality Distribution, Inc.

     Timothy J. Rhein has served as a Director of our Company since May 1999. Mr. Rhein has been President and Chief Executive Officer of APL Limited since October 1995. Mr. Rhein served as APL Limited's President and Chief Operating Officer from July 1995 to October 1995. Prior to that, Mr. Rhein served as President and Chief Executive Officer of APL Land Transport Services, Inc. from May 1990 to October 1995 and President and Chief Operating Officer of American President Lines, Ltd. from January 1987 to May 1990. Mr. Rhein has served as a Director of APL Limited since July 1990.


ITEM 11.  EXECUTIVE COMPENSATION

     The Summary Compensation Table for the five most highly paid executives of the Company is set forth below.

                           Summary Compensation Table

                               Annual Compensation                                       Long-Term Compensation
--------------------------------------------------------------------   -----------------------------------------------------
                                                                                            Awards       Payout
                                                                                       -------------------------
 (a)                   (b)        (c)          (d)            (e)             (f)             (g)          (h)         (i)
                                                                                          Securities
Name and                                                    Other         Restricted      Underlying                  All
Principal                                                   Annual           Stock          Options       LTIP       Other
Position               Year      Salary       Bonus       Compensation     Award(s) 1/       SARs        Payout     Comp. 2/
----------------------------------------------------------------------------------------------------------------------------
Donald C. Orris       1999     $300,000     $161,880                -               -        100,000                  $5,688
   (CEO)              1998     $250,000     $ 90,000                -               -              -          -       $6,250

Gerry Angeli          1999     $270,000     $121,410                -               -        100,000                  $3,025
                      1998     $250,000     $ 90,000                -               -              -          -       $7,500

Gary I. Golfein       1999     $255,000     $121,410                -               -        100,000                  $3,975
      3/              1998     $235,000     $ 90,000                -               -              -          -       $1,600

Robert L. Cross       1999     $235,000     $121,410                -               -        100,000                  $5,604
                      1998     $220,000     $ 90,000                -               -              -          -       $6,558

Alan E. Steiner       1999     $235,000     $121,410                -               -        100,000                  $3,975
                      1998     $220,000     $ 90,000                -               -              -          -       $1,600

_________

(1) Messrs. Orris, Angeli, Goldfein, Cross and Steiner hold 2,329, 2,264, 4,963, 2,264 and 4,963 shares of Pacer Logistics 7.5% Exchangeable Preferred Stock, respectively, with a fiscal year end 1999 fair market value of $17.5 million (based on a fiscal year end 1999 fair market value of $1,000 per share of such preferred stock, plus accrued dividends).
(2)  Consists of company matching contributions to 401(k) plan.
(3) Mr. Goldfein resigned effective January 1, 2000 and forfeited 90,000 options to purchase Pacer International common stock.

                     Option/SAR Grants in Last Fiscal Year

  The following table lists the stock options granted to the named executive officers during the fiscal year 1999.


                          Individual Grants
--------------------------------------------------------------------
  (a)              (b)             (c)          (d)            (e)               (f)                 (g)
                 Number of          % of                                      Potential Realizable Value at
Name and        Securities       Options     Exercise                         Assumed Annual Rates of Stock
Principal       Underlying       Granted       Price       Expiration       Price Appreciation for Option Term
                                                                       ----------------------------------------
Position      Options Granted     In Year      ($/Sh)          Date                5% ($)             10% ($)
---------------------------------------------------------------------------------------------------------------

Donald C. Orris    100,000         9.4%      $10.00     May 28, 2009            $628,895          $1,593,742
(CEO)

Gerry Angeli       100,000         9.4%      $10.00     May 28, 2009            $628,895          $1,593,742

Gary I. Goldfein   100,000         9.4%      $10.00     May 28, 2009            $628,895          $1,593,742

Robert L. Cross    100,000         9.4%      $10.00     May 28, 2009            $628,895          $1,593,742

Alan E. Steiner    100,000         9.4%      $10.00     May 28, 2009            $628,895          $1,593,742


     Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
                               Option/SAR Values

      (a)               (b)       (c)                 (d)(1)                               (e)
                                            Number of Securities Underlying   Value of Unexercised In-the-
                      Shares                   Unexercised Options/SARs at         Money Options/SARs at
                      Acquired                        Fiscal year end               Fiscal year end (2)
                        On        Value      -----------------------------   --------------------------------
     Name            Exercise    Realized    Exercisable    Unexercisable      Exercisable     Unexercisable
---------------    -----------  ----------  -------------  ----------------  ---------------  ----------------
Donald C. Orris
    Common              -           -          34,833         221,916             $593,554        $3,411,498
    Preferred           -           -           3,333          11,666             $      0        $        0

Gerry Angeli
    Common              -           -          34,833         221,916             $593,554        $3,411,498
    Preferred           -           -           3,333          11,666             $      0        $        0

Gary I.
 Goldfein
    Common (3)          -           -             -           100,000             $      0        $1,000,000

Robert L. Cross
    Common              -           -          34,833         221,916             $593,554        $3,411,498
    Preferred           -           -           3,333          11,666             $      0        $        0

Alan E. Steiner
    Common              -           -             -            100,000            $      0        $1,000,000
---------------

(1) In connection with the acquisition of Pacer Logistics, certain of the options relating to Pacer Logistics preferred stock converted to options to purchase Pacer International Series A preferred stock.
(2) Based upon end of year fair market value of $20 per share of Pacer International common stock and $9 per share of Pacer International preferred stock.
(3) Mr. Goldfein resigned effective January 1, 2000 and forfeited 90,000 options to purchase Pacer International common stock.

Stock Option Plan

     Our Board of Directors adopted the Pacer International, Inc. 1999 Stock Option Plan in May 1999. The purpose of this plan is to further our growth and success by permitting our employees, as well as employees of Pacer Logistics, to acquire shares of our common stock and the preferred stock of Pacer Logistics, in the case of employees of Pacer Logistics, thereby increasing their personal interest in our growth and success and to provide a means of rewarding outstanding contribution by these employees. With the exception of the 562,861 incentive stock options which were rolled into this plan from the PMT Holdings, Inc. 1997 Stock Option Plan and the Pacer International, Inc. 1998 Stock Option Plan, options subject to this plan do not qualify as incentive stock options under the provisions of section 422 of the Internal Revenue Code.

     No more than 1,793,747 shares have been authorized to be issued pursuant to all option grants under this plan. A total of 1,604,361 common stock options have been granted at or above fair market value at the date of grant. Of the options granted, 470,247 and 92,614 were part of the 1997 and 1998 Pacer Logistics, Inc. Stock Option Plan, respectively, that were rolled over as part of the acquisition of Pacer Logistics. In addition, under the 1999 Stock Option Plan, options to purchase 44,997 shares of preferred stock were granted which were rolled over from the 1997 Pacer Logistics Stock Option Plan. In the event of certain corporate reorganizations, recapitalizations, or other specified corporate transactions affecting our stock, this plan permits proportionate adjustments to the number and kinds of shares subject to options and/or the exercise price of those shares. There are no cash-out provisions for the Company's common or preferred stock in the event of exercise since the Company's stock is not public.

     All of the Company's employees, as well as the employees of any of the Company's subsidiaries, as well as non-employee directors are eligible for option grants under this plan. This plan is administered by a committee of our Board of Directors and, except with respect to initial grants described below, such committee has the power and authority to approve the persons to whom options are granted, the time or times at which options are granted, the number of shares subject to each option, the exercise price of each option and the vesting and exercisability provisions of each option and has all powers with respect to the administration and interpretation of this plan.

     This plan provides for initial grants to specified employees. The aggregate number of shares subject to these initial grants is 832,000 and their exercise price is $10.00 per share. These initial grants are divided into three tranches, Tranche A, Tranche B and Tranche C. Tranche A options vest in five equal installments on the date of the grant's first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant's seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant's first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of the Tranche B options is possible if a sale of the company occurs prior to the date of grant's fifth anniversary and the fair market value of the per share consideration to be received by the shareholder equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. Options granted to non-employee directors vest in four equal installments on the date of grant's first four anniversary dates.

     A vested option that has not yet been exercised will automatically terminate on the first to occur of the grant's tenth anniversary, ninety days following the employee's termination of employment for any reason other than death or disability, twelve months following the employee's termination of employment due to death or disability, or as otherwise determined by the committee.

     Each option that is vested as of the date of the sale of our company remains exercisable until the sale's closing, after which time such option is unenforceable. Non-vested Tranche A,

Tranche B and Tranche C options will vest in accordance with the vesting schedules described above, however, an option that vests after our company is sold will remain exercisable for 10 days before such portion of the option terminates and is of no further force or effect. All options granted under this plan are nontransferable except upon death, by such employee's will or the laws of descent and distribution, or transfers to family members of the employee that are approved by the committee.

     This plan has a term of ten years, subject to earlier termination by our Board of Directors, who may modify or amend this plan in any respect, provided that no amendment or modification affects an option already granted without the consent of the option holder.

Employment and Related Agreements

     We have entered into employment agreements dated as of March 31, 1997, and amended as of April 7, 1999, with each of Donald C. Orris, Gerry Angeli and Robert L. Cross and employment agreements dated as of December 16, 1997, and amended as of April 7, 1999, with each of Gary I. Goldfein and Allen E. Steiner. Each of these employment agreements, as amended, has a term of two years commencing upon the closing of the Pacer Logistics transactions, with automatic one year renewals on each anniversary of their commencement date. The minimum base salary under these employment agreements is $225,000, $225,000, $200,000, $235,000, and $220,000 per year for Messrs. Orris, Angeli, Cross, Goldfein, and Steiner, respectively, subject to increase by our board of directors, except in the case of Mr. Orris, in which case the base salary is subject to increase as agreed to by Mr. Orris and our Board of Directors.

     Under the employment agreement of Mr. Orris, our Board of Directors may award an annual bonus to him in an amount up to $120,000 and under the employment agreements of Messrs. Angeli, Cross, Goldfein and Steiner such bonus may be in an amount up to $90,000. In each case, such bonus is based on the attainment of certain operating income targets. Further, an additional bonus of up to 50% of the annual bonus may be awarded to each of Messrs. Orris, Angeli, Cross, Goldfein and Steiner, based upon acquisitions made during the year. The bonus amounts may be changed from time to time by the Board of Directors.

     All of the employment agreements provide that if the employment of these employees is terminated for any reason, they would be entitled to receive any unpaid portion of their base salary, reimbursement for any expenses incurred prior to the date of termination and any unpaid amounts earned prior to the effective date of termination pursuant to the terms of any bonus or benefit program in which they participated at the time of termination. In addition, the employment agreements provide that if the employment of these employees is terminated without "cause", as defined in the employment agreements, they would be entitled to receive 100% of their base salary for a period of between twelve and twenty-four months, with such amount to be reduced by 50% of any salary earned during this severance period from other sources.

     All of the employment agreements include certain restrictive covenants for our benefit relating to the non-disclosure by these employees of our confidential business information and trade secrets, the disclosure grant and assignment of inventions and non-competition with regards to any business in competition with us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of shares of the common stock by each person to be the owner of 5% or more of the common stock, by each person who is a director or executive officer of our company and by all directors and executive officers of our company as a group. The following table does not include the ownership by certain directors and executives of the Pacer Logistics 7.5% Exchangeable Preferred Stock.

                                                                                 Common Stock (1)
                                                                     --------------------------------------
                                                                           Number of          Percentage
                                                                             Shares            Of Class
                                                                       ------------------  -----------------

Apollo Management IV, L.P. (2)......................................            9,390,000              89.9%
 C/o Apollo Management, L.P.
 1301 Avenue of the Americas
 New York, NY 10019
APL Limited.........................................................              750,000               7.2%
 1111 Broadway
 Oakland, CA 94607
Donald C. Orris (3)(13).............................................               34,833               0.3%
Gerry Angeli (4)(13)................................................               34,833               0.3%
Gary I. Goldfein (5)(13)............................................                    -                 -
Robert L. Cross (6)(13).............................................               34,833               0.3%
Richard P. Hyland (7)(13)...........................................                    -                 -
Allen E. Steiner (8)(13)............................................                    -                 -
Lawrence C. Yarberry (9)(13)........................................               11,000               0.1%
Joseph P. Atturio (10)(13)..........................................               19,582               0.2%
Joshua J. Harris (11)(14)...........................................                    -                 -
Bruce M. Spector (11)(15)...........................................                    -                 -
Marc E. Becker (11)(14).............................................                    -                 -
Timothy J. Rhein (12)(16)...........................................                    -                 -
All directors and executive officers as a group (12 persons) .......              135,081               1.3%

________

(1) The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

(2) Through its interest in Coyote Acquisition LLC and Coyote Acquisition II LLC, Apollo Management IV, L.P. is deemed to beneficially own all of the shares of common stock owned by Coyote Acquisition LLC and Coyote Acquisition II LLC. Coyote Acquisition LLC owns 8,912,000 shares, or 85.3%, of our outstanding common stock. Coyote Acquisition II LLC owns 478,000 shares, or 4.6%, of our outstanding common stock.

(3) Includes 34,833 shares of common stock issuable upon the exercise of presently exercisable options held by the stockholder. Does not include an additional 100,000 options and an additional 121,916 options which vest in the future or 2,329.25 shares of the Pacer Logistics 7.5% Exchangeable Preferred Stock held by the stockholder.

(4) Includes 34,833 shares of common stock issuable upon the exercise of presently exercisable options held by the stockholder. Does not include an additional 100,000 options and an additional 121,916 options which vest in the future or 2,264.16 shares of the Pacer Logistics 7.5% Exchangeable Preferred Stock held by the stockholder.

(5) Does not include 100,000 options which vest in the future or 4,963.75 shares of the Pacer Logistics 7.5% Exchangeable Preferred Stock held by the stockholder.

(6) Includes 34,833 shares of common stock issuable upon the exercise of presently exercisable options held by the stockholder. Does not include an additional 100,000 options and an additional 121,916 options which vest in the future or 2,264.16 shares of the Pacer Logistics 7.5% Exchangeable Preferred Stock held by the stockholder.

(7) Does not include 100,000 options which vest in the future or 3,971.0 shares of the Pacer Logistics 7.5% Exchangeable Preferred Stock held by the stockholder.

(8) Does not include 100,000 options which vest in the future or 4,963.75 shares of the Pacer Logistics 7.5% Exchangeable Preferred Stock held by the stockholder.

(9) Includes 11,000 shares of common stock issuable upon the exercise of presently exercisable options held by the stockholder. Does not include an additional 22,000 options which vest in the future.

(10) Includes 19,582 shares of common stock issuable upon the exercise of presently exercisable options held by the stockholder. Does not include an additional 9,781 options which vest in the future.

(11) Messrs. Harris, Spector and Becker are each principals and/or employees of certain affiliates of Apollo Management IV, L.P. Accordingly, each such person may be deemed to beneficially own shares of common stock held by Apollo Management IV, L.P. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(12) Mr. Rhein is President, Chief Executive Officer and a director of APL Limited. Accordingly, he may be deemed to beneficially own shares of common stock held by APL Limited. Mr. Rhein disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(13) The business address for Messrs. Orris, Angeli, Goldfein, Cross, Hyland, Steiner, Yarberry and Atturio is Pacer International, Inc., 1340 Treat Boulevard, Suite 200, Walnut Creek, CA 94596.

(14) The business address for Messrs. Harris and Becker is Apollo Management L.P., 1301 Avenue of the Americas, New York, NY 10019.

(15) The business address for Mr. Spector is Apollo Management L.P., 1999 Avenue of the Stars, Suite 1900, Los Angeles, CA 90067.

(16) The business address for Mr. Rhein is APL Limited, 1111 Broadway, Oakland, CA 94607.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Prior to the recapitalization, the Company provided intermodal services to APL Limited. These services include moving containers from ports to inland points, moving containers from inland points to ports, and repositioning empty containers. These transactions are performed on a cost reimbursement basis. Thus, no revenues or expenses are recognized for financial reporting purposes. Reimbursements amounted to $273.6 million, $276.7 million, $22.3 million and $154.1 million, for the fiscal years ended December 31, 1999, December 25, 1998, and the periods ended December 26, 1997 and November 12, 1997, respectively. At December 31, 1999 the Company had a receivable from APL Limited for these transactions of $31.3 million. Pursuant to the recapitalization, the Company has signed long-term agreements with APL Limited for the domestic transportation on the stacktrain network of APL Limited's international freight for an annual management fee of $6.6 million. For the seven months since the recapitalization, the Company has recognized $3.9 million in revenues for this fee.

     Prior to the recapitalization, APL Land Transport Services Inc. shared in certain expenses of the former parent for services including systems support, office space and other corporate services. These expenses were $5.6 million, $14.4 million, $1.6 million and $12.0 million for the period ended May 28, 1999, the fiscal year ended December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively. Pursuant to the recapitalization, the Company has signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For the seven months ended December 31, 1999, $1.1 million has been accrued and was payable at December 31, 1999 for these services. In addition, the information technology services of APL Limited are currently being provided to the Company according to a term sheet upon which negotiations for a long-term agreement are based. For the seven months ended December 31, 1999, $5.8 million has been paid for these services. The annual fee for these services is $10 million.

     In addition, the Company receives a credit from APL Limited for the repositioning expense that APL Limited has avoided due to the Company using APL Limited's containers in surplus locations. The total amount of revenue recognized for these services was $21.0 million, $20.0 million, $1.9 million and $15.8 million for the fiscal years ended December 31, 1999 and December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively. At December 31, 1999, $3.7 million was receivable from APL Limited.

     The Company also provides services to the Automotive Division of APL Limited. These services include moving containers primarily in the U.S.--Mexico trade. Total amount of revenue recognized for these services was $49.1 million, $38.7 million, $5.0 million and $38.4 million for the fiscal years ended December 31, 1999 and December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively. At December 31, 1999, $4.6 million was receivable from APL Limited.

     Prior to the recapitalization, the Company received an allocation for lease and maintenance and repair expenses from APL Limited. These expenses were $7.0 million, $19.5 million, $1.9 million and $14.1 million for the period ended May 28, 1999, the fiscal year ended December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively.

     In 1997, in connection with the acquisition of APL Limited by Neptune Orient Lines, Limited, APL Limited incurred certain merger related costs totaling approximately $61 million. These non-operating costs do not relate to the ongoing operations of the Company and have not been allocated to the Company's results of operations.

     APL de Mexico, S.A. de C.V. ("APL Mexico"), a wholly owned Mexican subsidiary APL Limited, provides various agency services to the Company with respect to its bills of lading in Mexico. Expenses recorded by the Company from APL Mexico were $1.8 million, $0.5 million, $0.1 million and $0.3 million for the fiscal years ended December 31, 1999 and December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively. At December 31, 1999, $1.2 million was payable to APL Mexico.

     The Company has entered into a management agreement with Apollo Management for financial and strategic services as the board of directors may reasonable request. The annual fee for these services is $0.5 million. At December 31, 1999, $0.3 million was payable to Apollo Management.

     The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a stockholder and a Director and Executive Vice President of the Company. Mr. Steiner is a stockholder and an Executive Vice President of the Company. Lease payments were $0.3 million for the seven month period ended December 31, 1999.

     The Company leases a facility consisting of office space from Richard P. Hyland, a stockholder and an Executive Vice President of the Company. Such lease is pursuant to an oral agreement and is on a month-to-month basis. The lease was terminated December 31, 1999.

                                    Part IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  Documents filed as part of this report.

    1. The financial statements, financial statement schedules and accompanying reports of independent accountants are listed in the Index to Financial Statements and Financial Statement Schedules filed as part of this Annual Report.

    2.  Exhibits


   Exhibit
   Number           Exhibit Description
-------------     ------------------------------------------------------------

     3.1            Amended and Restated Charter of Pacer International, Inc.
                    (Incorporated by reference to Exhibit 3.1 to the Company's
                    Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the "Commission") on November 5,
                    1999.

     3.2            Amended and Restated Bylaws of Pacer International, Inc.
                    (Incorporated by reference to Exhibit 3.2 to the Company's
                    Registration Statement on Form S-4 dated November 5, 1999).

     4.1            Indenture, dated as of May 28, 1999, among Pacer
                    International, Inc. the Guarantors and Wilmington Trust
                    Company, as Trustee (including form of 11 3/4% Senior
                    Subordinated Notes due 2007) (Incorporated by reference to Exhibit No. 4.2 to the Company's Registration Statement on
                    Form S-4 dated August 12, 1999).

     4.2 Form of 11 3/4% Senior Subordinated Notes due 2007 (filed as part of Exhibit 4.1). (Incorporated by reference to Exhibit
                    4.3 to the Company's Registration Statement on Form S-4 dated August 12, 1999).

     4.3            Shareholders' Agreement, dated as of May 28, 1999, among APL
                    Limited, Pacer International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC. (Incorporated by reference to
                    Exhibit No. 4.12 to the Company's Registration Statement on
                    Form S-4 dated August 12, 1999).

     4.4 Shareholders' Agreement, dated as of May 28, 1999, by and among Pacer International, Inc., Coyote Acquisition LLC and
                    Coyote Acquisition II LLC and The Management Stockholders.
                    (Incorporated by reference to Exhibit No. 4.13 to the Company's Registration Statement on Form S-4 dated August
                    12, 1999).

     4.5 Shareholders' Agreement, dated as of May 28, 1999, by and among Pacer International, Inc., Coyote Acquisition LLC and
                    Coyote Acquisition II LLC, BT Capital Investors, L.P. and
                    Pacer International Equity Investors, LLC. (Incorporated by reference to Exhibit No. 4.14 to the Company's Registration
                    Statement on Form S-4 dated August 12, 1999).

     4.6 Registration Rights Agreement, dated as of May 28, 1999, between Pacer International, Inc. and the Purchasers named therein. (Incorporated by Reference to Exhibit No. 4.18 to the Company's Registration Statement on Form S-4 dated
                    August 12, 1999).

    10.1 Employment Agreement for Donald C. Orris. (Incorporated by reference to Exhibit No. 10.1 to the Company's Registration
                    Statement on Form S-4 dated November 5, 1999).

Exhibit
Number              Exhibit Description
-------------     -----------------------------------------------------------------------------------------
    10.2            Employment Agreement for Gerry Angeli. (Incorporated by reference to
                    Exhibit No. 10.2 to the Company's Registration Statement on Form S-4 dated
                    November 5, 1999).

    10.3            Employment Agreement for Gary I. Goldfein. (Incorporated by reference to
                    Exhibit No. 10.3 to the Company's Registration Statement on Form S-4 dated
                    November 5, 1999).

    10.4            Employment Agreement for Robert L. Cross. (Incorporated by reference to
                    Exhibit No. 10.4 to the Company's Registration Statement on Form S-4 dated
                    November 5, 1999).

    10.5            Employment Agreement for Allen E. Steiner. (Incorporated by reference to
                    Exhibit No. 10.5 to the Company's Registration Statement on Form S-4 dated
                    November 5, 1999).

    10.6            Credit Agreement, dated as of May 28, 1999, among Pacer International, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding,
                    Inc., as Syndication Agent, Credit Suisse First Boston Corporation, as
                    Documentation Agent and Bankers Trust Company, as Administrative Agent.
                    (Incorporated by reference to Exhibit No. 4.1 to the Company's Registration
                    Statement on Form S-4 dated August 12, 1999).

    10.7            Stock Purchase Agreement, dated as of March 15, 1999, between APL Limited
                    And Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.4 to the Registration Statement on Form S-4 dated August 12, 1999).

    10.8            Non-Competition Agreement, dated as of May 28, 1999, among Neptune
                    Orient Lines Limited, APL Limited, Pacer International, Inc. and Coyote
                    Acquisition LLC. (Incorporated by reference to Exhibit No. 4.5 to the
                    Registration Statement on Form S-4 dated August 12, 1999).

    10.9            Administrative Services Agreement, dated as of May 28, 1999, between APL
                    Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No.
                    4.6 to the Registration Statement on Form S-4 dated August 12, 1999).

    10.10           IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited,
                    APL Land Transport Services, Inc. and Coyote Acquisition LLC. (Incorporated
                    By reference to Exhibit 10.10 to the Registration Statement on Form S-4 dated
                    November 5, 1999).

    10.11           Stacktrain Services Agreement, dated as of May 28, 1999, among American
                    President Lines, Ltd., APL Co. Pte. Ltd., APL Limited and Pacer International,
                    Inc. (Incorporated by reference to Exhibit No. 4.8 to the Registration
                    Statement on Form S-4 dated August 12, 1999).

    10.12           TPI Chassis Sublet Agreement, dated as of May 28, 1999, among American
                    President Lines, Ltd., APL Co. Pte. Ltd., APL Limited and Pacer International.
                    Inc. (Incorporated by reference to Exhibit No.4.9 to the Registration Statement on Form S-4 dated August 12, 1999).

    10.13           Equipment Supply Agreement, dated as of May 28, 1999, among American
                    President Lines, Ltd., APL Co. Pte. Ltd., APL Limited and Pacer International,
                    Inc. (Incorporated by reference to Exhibit No.4.10 to the Registration Statement on Form S-4 dated August 12, 1999).

Exhibit
Number              Exhibit Description
-------------     -----------------------------------------------------------------------------------------
    10.14           Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by
                    Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL
                    Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Registration Statement on Form S-4 dated August 12, 1999).

    10.15           Management Agreement, dated as of May 28, 1999, between Apollo
                    Management IV, L.P. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.15 to the Registration Statement on Form S-4 dated August
                    12, 1999).

    10.16           Tax Sharing Agreement, dated as of May 28, 1999, by and among Coyote
                    Acquisition LLC, Pacer International, Inc. and Pacer Logistics, Inc.
                    (Incorporated by reference to Exhibit No. 4.16 to the Registration Statement on Form S-4 dated August 12, 1999).

    10.17           Purchase Agreement, dated as of May 24, 1999, among Pacer International,
                    Inc., the Guarantors and the Placement Agents named therein.  (Incorporated by reference to Exhibit No. 4.17 to the Registration Statement on Form S-4
                    dated August 12, 1999).

    10.18           Form of Joinder Agreement, dated as of May 24, 1999, between Coyote
                    Acquisition LLC and the Placement Agents named therein (Incorporated by reference to Exhibit No. 4.19 to the Registration Statement on Form S-4 dated
                    August 12, 1999).

    10.19           Intermodal Transportation Agreement No. 1111, dated as of May 4, 1999
                    Between CSX Intermodal, Inc., APL Land Transport Services, Inc., APL
                    Limited and APL Co. Pte. Ltd. (Incorporated by reference to Exhibit No. 10.19 to the Registration Statement on Form S-4 dated November 5, 1999).

    10.20           Domestic Incentive Agreement, dated as of May 4, 1999, between CSX
                    Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to
                    Exhibit No. 10.20 to the Registration Statement on Form S-4 dated November
                    5, 1999).

    10.21           Rail Transportation Agreement, dated as of October 11, 1996, between
                    Union Pacific Railroad Company, APL Land Transport Services, Inc.,
                    American President Lines, Ltd., and APL Co. Pte. Ltd. (Incorporated by
                    reference to Exhibit No. 10.21 to the Registration Statement on Form S-4
                    dated November 5, 1999).

    10.22           Asset Purchase Agreement dated December 31, 1999, among Conex
                    Acquisition Corporation, Conex Global Logistics Services, Inc., MSL
                    Tranportation Group, Inc., Jupiter Freight, Inc. The Michael W. Keller
                    Living Trust, The Uchida Family Trust, Michael Keller and Shigehiro Uchida
                    (Incorporated by reference to Exhibit No. 2.1 to the Current Report on Form
                    8-K dated January 13, 2000).

    10.23           Employment Agreement dated January 13, 2000, between Conex Acquisition
                    Corporation and Michael Keller.

    10.24           Employment Agreement dated January 13, 2000, between Conex Acquisition
                    Corporation and Shigehiro Uchida.

Exhibit
Number              Exhibit Description
-------------     -----------------------------------------------------------------------------------------

    10.25           First Supplemental Indenture dated as of January 13, 2000, among Pacer
                    International, Inc., Conex Acquisition Corporation and Wilmington Trust
                    Company.

    10.26           First Amendment dated August 9, 1999, among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston, Morgan Stanley Senior
                    Funding, Inc., and Bankers Trust Company.

    10.27           Second Amendment dated January 7, 2000, among Pacer International, Inc., the Lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston, Morgan Stanley Senior
                    Funding, Inc., and Bankers Trust Company.

    16.1            Letter re:  change in certifying accountant (incorporated by reference to Exhibit
                    No. 16.1 to the Registration Statement on Form S-4 dated November 5, 1999).

    27.1            Financial Data Schedule.


B.  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

C.  Other Exhibits

    No exhibits in addition to those previously filed or listed in Item 14(a)(2) are filed herein.

D.  Other Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts - filed herein.

                                   SIGNATURE
                                   ---------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PACER INTERNATIONAL, INC.


Date: February  24,  2000                     By: /s/ Joseph P. Atturio
      -------------------                         ---------------------
                                                    Joseph P. Atturio
                                       Vice President, Controller and Secretary
                                             (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Date: February 24, 2000                By:  /s/ Donald C. Orris
      -----------------                     -------------------
                                              Donald C. Orris
                                   Chairman, Chief Executive Officer and
                                                  Director
                                        (Principal Executive Officer)

Date: February 24, 2000                By:  /s/ Lawrence C. Yarberry
      -----------------                     ------------------------
                                              Lawrence C. Yarberry
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                         (Principal Financial Officer)

Date: February 24, 2000                By:  /s/ Joshua J. Harris
      -----------------                     --------------------
                                              Joshua J. Harris
                                                  Director

Date: February 24, 2000                By:  /s/ Bruce H. Spector
      -----------------                     --------------------
                                              Bruce H. Spector
                                                  Director

Date: February 24, 2000                By:  /s/ Marc E. Becker
      -----------------                     ------------------
                                              Marc E. Becker
                                                 Director

Date: February 24, 2000                By:  /s/ Timothy J. Rhein
      -----------------                     --------------------
                                              Timothy J. Rhein
                                                 Director

               PACER INTERNATIONAL INC. AND SUBSIDIARY COMPANIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES



                                                                                                    Page
                                                                                              --------------

Report of Independent Accountants (PricewaterhouseCoopers LLP) ...............................      F-2
Report of Independent Public Accountants (Arthur Andersen LLP) ...............................      F-3

Consolidated Balance Sheet of Pacer International, Inc. as of December 31, 1999 and
   American President Lines Stacktrain Services - a division of APL Land Transport
   Services, Inc. - Statement of Assets, Liabilities and Divisional Control Account as
   of December 25, 1998 (currently known as Pacer International, Inc.) .......................      F-4

Consolidated Statement of Operations of Pacer International, Inc. for the fiscal year ended December 31, 1999 and American President Lines Stacktrain Services - a
   division of APL Land Transport Services, Inc. - Statements of Operations for the fiscal year ended December 25, 1998, the period November 13, 1997 through December
   26, 1997 and the period December 28, 1996 through November 12, 1997 ......................       F-5

Consolidated Statement of Stockholders' Equity of Pacer International, Inc. for the
   fiscal year ended December 31, 1999 and American President Lines Stacktrain
   Services - a division of APL Land Transport Services, Inc. - Statements of Divisional
   Control Account for the fiscal year ended December 25, 1998, the period November
   13, 1997 through December 26, 1997 and the period December 28, 1996 through
   November 12, 1997..........................................................................      F-6

Consolidated Statement of Cash Flows of Pacer International, Inc. for the fiscal year ended December 31, 1999 and American President Lines Stacktrain Services - a
   division of APL Land Transport Services, Inc. - Statements of Cash Flows for the
   fiscal year ended December 25, 1998, the period November 13, 1997 through
   December 26, 1997 and the period December 28, 1996 through November 12, 1997...............      F-7

Notes to Consolidated Financial
 Statements...................................................................................      F-8

Schedule II - Valuation and Qualifying Accounts................................................     F-27

  All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                       Report of Independent Accountants

   To the Board of Directors and Shareholders of Pacer International, Inc.:


   In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule for the year ended December 31, 1999 listed in the index referred to above present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



   PricewaterhouseCoopers LLP
   San Francisco, California
   March 14, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To APL Land Transport Services, Inc., a wholly-owned subsidiary of APL Limited:

We have audited the accompanying statements of assets, liabilities and divisional control account of American President Lines Stacktrain Services (a division of APL Land Transport Services, Inc., a Tennessee corporation and a wholly-owned subsidiary of APL Limited) as of December 25, 1998 and the related statements of operations, divisional control account and cash flows for the fiscal year ended December 25, 1998 and the period from November 13, 1997 through December 26, 1997. We have also audited the accompanying statements of operations, divisional control account and cash flows of the Predecessor (identified in Note 1) for the period from December 28, 1996 through November 12, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American President Lines Stacktrain Services as of December 25, 1998 and the results of its operations and cash flows for the fiscal year ended December 25, 1998 and the period from November 13, 1997 through December 26, 1997, and the results of the Predecessor's operations and cash flows for the period from December 28, 1996 through November 12, 1997, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Memphis, Tennessee,
January 29, 1999.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1999
                                      AND
                 AMERICAN PRESIDENT LINES STACKTRAIN SERVICES,
                a division of APL Land Transport Services, Inc.
     STATEMENT OF ASSETS, LIABILITIES AND DIVISIONAL CONTROL ACCOUNT AS OF
                               DECEMBER 25, 1998
                                  (SEE NOTE 1)

                                                                          December 31,  1999         December 25, 1998
                                                                        ---------------------       ----------------------
                                                                                           (In millions)
                                 ASSETS
Current assets
  Cash and cash equivalents...........................................              $  12.2                       $     -
  Accounts receivable, net of allowances of $3.0 million and $0.7
          million, respectively ......................................                114.7                          43.9
  Accounts receivable from APL........................................                 39.6                             -
  Intercompany trade receivables......................................                    -                           3.4
  prepaid expenses and other..........................................                  2.9                           0.1
  Deferred income taxes...............................................                  4.4                             -
                                                                        ---------------------       ----------------------
    Total current assets..............................................                173.8                          47.4
                                                                        ---------------------       ----------------------

Property and equipment
  Property and equipment at cost......................................                 61.8                          95.4
  Accumulated depreciation............................................                (11.4)                         (6.6)
                                                                        ---------------------       ----------------------
    Property and equipment, net.......................................                 50.4                          88.8
                                                                        ---------------------       ----------------------

Other assets
  Goodwill, net......................................................                 143.1                          19.2
  Deferred income taxes..............................................                  75.7                             -
  Other assets.......................................................                  12.0                           0.7
                                                                        ---------------------       ----------------------
    Total other assets                                                                230.8                          19.9
                                                                        ---------------------       ----------------------

Total assets........................................................                $ 455.0                        $156.1
                                                                        =====================       ======================

              LIABILITIES AND STOCKHOLDERS' EQUITY
                 OR DIVISIONAL CONTROL ACCOUNT
Current liabilities
  Current maturities of long-term debt and capital leases ............              $   1.5                        $    -
  Accounts payable and accrued liabilities............................                176.0                           84.6
                                                                        ---------------------       ----------------------
    Total current liabilities........................................                 177.5                           84.6
                                                                        ---------------------       ----------------------

Long-term liabilities
  Deferred income taxes.............................................                      -                           15.4
  Long-term debt and capital leases.................................                  282.9                              -
  Other.............................................................                    2.9                            0.5
                                                                        ---------------------       ----------------------
    Total long-term liabilities.....................................                  285.8                           15.9
                                                                        ---------------------       ----------------------
Total liabilities...................................................                  463.3                          100.5
                                                                        ---------------------       ----------------------

Minority interest - exchangeable preferred stock ...................                   23.4                              -
                                                                        ---------------------       ----------------------
Commitments and contingencies (Note 7)
Stockholders' equity  or divisional control account
  Divisional control account........................................                      -                           55.6
  Preferred stock at December 31, 1999:  $0.01 par value,
      1,000,000 shares authorized, none outstanding ................                      -                              -
  Common stock at December 31, 1999:  $0.01 par value,
      20,000,000 shares authorized, 10,440,000 issued and
      outstanding...................................................                    0.1                              -
  Additional paid in capital........................................                  104.3                              -
  Retained earnings (accumulated deficit)...........................                 (136.1)                             -
                                                                        ---------------------       ----------------------
    Total stockholders' equity (deficit) or divisional control
      account.......................................................                  (31.7)                          55.6
                                                                        ---------------------       ----------------------
Total liabilities and equity or divisional control account .........                $ 455.0                         $156.1
                                                                        =====================       ======================

   The accompanying notes are an integral part of the consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF OPERATIONS FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1999
                                      AND
                 AMERICAN PRESIDENT LINES STACKTRAIN SERVICES,
                a division of APL Land Transport Services, Inc.
      STATEMENTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998
           AND THE PERIOD NOVEMBER 13, 1997 THROUGH DECEMBER 26, 1997
                AND DECEMBER 28, 1996 THROUGH NOVEMBER 12, 1997
                                  (SEE NOTE 1)


                                                                            The Company
                                           ---------------------------------------------------------------------------
                                                  Fiscal Year                 Fiscal Year             Nov. 13, 1997
                                                     Ended                       Ended                   through
                                                 Dec. 31, 1999               Dec. 25, 1998            Dec. 26, 1997
                                           ------------------------    -----------------------    --------------------
                                                                                        (In millions)

Gross revenues............................                   $917.4                     $590.8                   $60.0
Cost of purchased transportation and
  services.................................                   735.4                      466.3                    47.4
                                           ------------------------    -----------------------    --------------------
    Net revenues ..........................                   182.0                      124.5                    12.6
                                           ------------------------    -----------------------    --------------------

Operating expenses:
  Direct operating expenses................                    66.5                       56.4                     6.7
  Selling, general and
   administrative expenses ................                    58.9                       28.3                     3.2

  Depreciation and amortization............                     8.6                        6.6                     0.7
                                           ------------------------    -----------------------    --------------------
    Total operating expenses ..............                   134.0                       91.3                    10.6
                                           ------------------------    -----------------------    --------------------

Income from operations.....................                    48.0                       33.2                     2.0
                                           ------------------------    -----------------------    --------------------

Interest expense (income), net.............                    18.6                          -                     0.3
                                           ------------------------    -----------------------    --------------------

Income before income taxes and minority
  interest..................................                   29.4                       33.2                     1.7
                                           ------------------------    -----------------------    --------------------

Income taxes or charge in lieu of income
  taxes.....................................                   11.7                       12.6                     0.7
                                           ------------------------    -----------------------    --------------------
Minority interest...........................                    1.1                          -                       -
                                           ------------------------    -----------------------    --------------------

Net income.................................                  $ 16.6                     $ 20.6                   $ 1.0
                                           ========================    =======================    ====================

























                                                     The
                                                 Predecessor
                                            ----------------------
                                                Dec. 28, 1996
                                                   through
                                                 Nov. 12, 1997
                                           ----------------------
                                                 (In millions)

Gross revenues............................                  $517.1
Cost of purchased transportation and
  services.................................                  407.5
                                            ----------------------
    Net revenues ..........................                  109.6
                                            ----------------------

Operating expenses:
  Direct operating expenses................                   46.4
  Selling, general and administrative
    expenses...............................                   21.4
  Depreciation and amortization............                    3.0
                                            ----------------------
    Total operating expenses ..............                   70.8
                                            ----------------------

Income from operations.....................                   38.8
                                           -----------------------

Interest expense (income), net.............                    2.0
                                           -----------------------

Income before income taxes and minority
  interest..................................                   36.8
                                            -----------------------

Income taxes or charge in lieu of income
  taxes.....................................                   13.9
                                            -----------------------
Minority interest...........................                      -
                                           ------------------------

Net income.................................                  $ 22.9
                                           ========================



   The accompanying notes are an integral part of the consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AS OF DECEMBER 31, 1999
                                      AND
                 AMERICAN PRESIDENT LINES STACKTRAIN SERVICES,
                a division of APL Land Transport Services, Inc.
                 STATEMENTS OF DIVISIONAL CONTROL ACCOUNT AS OF
           DECEMBER 25, 1998, DECEMBER 26, 1997 AND NOVEMBER 12, 1997
                                  (SEE NOTE 1)


                                                                  Retained
                                Common Stock      Additional      Earnings       Divisional          Total
                          --------------------
                              No. of               Paid-in      (Accumulated       Control       Stockholders'
                              Shares    Amount     Capital        Deficit)         Account      Equity(Deficit)
                          ------------------------------------------------------------------------------------
                                                               (In millions)
Balance December 27,
1996....................          -    $     -   $         -   $           -         $ (0.1)           $  (0.1)
Net Income..............                                                               22.9               22.9
Intercompany Funding....                                                               18.4               18.4
                          ------------------------------------------------------------------------------------

Balance November 12, 1997          -         -             -               -           41.2               41.2
Net Income..............                                                                1.0                1.0
Intercompany Funding....                                                              (12.6)             (12.6)
                          ------------------------------------------------------------------------------------

Balance December 26,
1997.....................          -         -             -               -           29.6               29.6
Net Income...............                                                              20.6               20.6
Intercompany Funding.....                                                               5.4                5.4
                          ------------------------------------------------------------------------------------

Balance December 25,
1998.....................          -         -             -               -           55.6               55.6
Distribution to
Shareholders ............                                             (300.0)             -             (300.0)
Effects of
Recapitalization.........                                              147.3          (55.6)              91.7
Issuance of Common
Stock....................       10.4       0.1         104.3               -              -              104.4
Net Income...............                                               16.6              -               16.6
                          ------------------------------------------------------------------------------------
Balance December 31,
1999 .....................      10.4      $0.1        $104.3         $(136.1)        $    -            $ (31.7)
                          ====================================================================================


   The accompanying notes are an integral part of the consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED
                             DECEMBER 31, 1999 AND
                 AMERICAN PRESIDENT LINES STACKTRAIN SERVICES,
                a division of APL Land Transport Services, Inc.
      STATEMENTS OF CASH FLOWS FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998
         AND THE PERIOD NOVEMBER 13, 1997 THROUGH DECEMBER 26, 1997 AND
                DECEMBER 28, 1996 THROUGH NOVEMBER 12, 1997 AND
                                  (SEE NOTE 1)

                                                                                                                The
                                                                        The Company                         Predecessor
                                                   ---------------------------------------------------------------------
                                                      Fiscal Year       Fiscal Year      Nov. 13, 1997     Dec. 28, 1996
                                                         Ended             Ended            through           through
                                                     Dec. 31, 1999     Dec. 25, 1998     Dec. 26, 1997     Nov. 12, 1997
                                                   ---------------------------------------------------------------------
                                                                                (In millions)
Cash Flows from Operating Activities
Net Income........................................         $  16.6            $ 20.6            $  1.0            $ 22.9
Adjustments to Reconcile Net Income to
  Net Cash Provided By Operating Activities:
    Depreciation and Amortization.................             8.6               6.6               0.7               3.0
    Gain on Sale of Property and Equipment........               -              (0.4)                -              (2.6)
    Deferred Taxes................................             4.6               1.0               1.7              (3.4)
    Change in Current Assets and Liabilities:
      Trade and Other Receivables ................           (10.8)            (10.5)              5.5               0.7
      Receivable from APL ........................           (39.6)                -                 -                 -
      Intercompany Trade Receivables .............               -              (1.0)              0.3              (0.3)
      Prepaid Expenses and Other Current
        Assets....................................               -              (0.1)              4.3              (3.8)
      Accounts Payable and Accrued
        Liabilities...............................            39.4              16.2              (2.4)              2.1
      Other.......................................             2.0              (0.6)              1.6              (0.4)
                                                   ---------------------------------------------------------------------

        Net Cash Provided By Operating
          Activities ..............................           20.8              31.8              12.7              18.2
                                                   ---------------------------------------------------------------------

Cash Flows from Investing Activities
Purchase of Business, Net of Cash Acquired .......          (112.0)                -                 -                 -
Capital Expenditures..............................            (2.0)            (39.7)                -                 -
Proceeds from Sales of Property and
    Equipment.....................................            40.0               1.2                 -               3.6
                                                   ---------------------------------------------------------------------

        Net Cash Provided By  (Used in)
          Investing Activities ....................          (74.0)            (38.5)                -               3.6
                                                   ---------------------------------------------------------------------

Cash Flows from Financing Activities
Proceeds of Long-Term Debt, Net of Costs..........           277.5                 -                 -                 -
Proceeds from Issuance of Common Stock ...........           104.4                 -                 -                 -
Distribution to APL and Recap Costs ..............          (311.7)                -                 -                 -
Redemption of Preferred Stock of
  Subsidiary......................................            (2.0)                -                 -                 -
Intercompany Funding, Net.........................               -               6.7             (12.7)            (21.8)
Debt, Revolving Credit Facility and Capital Lease
  Obligation Repayment............................            (2.8)                -                 -                 -
                                                   ---------------------------------------------------------------------

        Net Cash Provided By  (Used in)
          Financing Activities ....................           65.4               6.7             (12.7)            (21.8)
                                                   ---------------------------------------------------------------------

Net Increase in Cash and Cash
  Equivalents......................................           12.2                 -                 -                 -
                                                   ---------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of
  Year/Period......................................              -                 -                 -                 -
                                                   ---------------------------------------------------------------------

Cash and Cash Equivalents at End of Year/Period ...        $  12.2     $           -     $           -     $           -
                                                   =====================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

       Pacer International, Inc. and its subsidiaries are a freight transportation and logistics provider operating with two complementary business segments, the stacktrain segment and the logistics segment. The Company was recently recapitalized and acquired the logistics segment as discussed below.

       Prior to November 1998 APL Land Transport Services, Inc. consisted of two operating divisions: Stacktrain Services Division and the Automotive Division. On November 20, 1998, APL Land Transport Services, Inc. transferred all of its assets, except those of the Stacktrain Services Division, to its parent, APL Limited. As of May 28, 1999 APL Land Transport Services, Inc. was renamed
Pacer International, Inc. ("the Company") and was recapitalized through (1) the purchase by a group led by entities formed by affiliates of Apollo Management, L.P of shares of the Company's common stock from APL Limited and (2) the Company's redemption of shares of its common stock held by APL Limited. As part of the recapitalization, the assets and liabilities of the Company remained at their historical basis for financial reporting purposes; for income tax purposes, the transaction has been treated as a taxable transaction such that the consolidated financial statements reflect a "step-up" in tax basis resulting in the establishment of a deferred tax asset. See Note 4. Immediately following its recapitalization, the Company acquired Pacer Logistics, Inc, resulting in Pacer Logistics becoming a subsidiary of the Company. The acquisition of Pacer Logistics was accounted for using the purchase method of accounting. See Note 2.

          On November 12, 1997 APL Limited was acquired by Neptune U.S.A., Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of Neptune Orient Lines Limited, a Singapore corporation. In the acquisition, Neptune U.S.A., Inc. merged with and into APL Limited. The surviving company, APL Limited, was a subsidiary of Neptune Orient Lines Limited. The transaction was accounted for by APL Limited using the purchase method of accounting. The purchase price exceeded the fair market value of the underlying net assets acquired by approximately $165 million which was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over various periods, none in excess of 40 years. APL Limited pushed down the fair value adjustments arising in the purchase to its subsidiaries, including the American President Lines Stacktrain Services division of APL Land Transport Services, Inc.

Basis of Presentation

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Prior to May 28, 1999, APL Land Transport Services, Inc. was a wholly-owned subsidiary of APL Limited (as discussed above) and was allocated certain expenses. These expenses include systems support, office space, salaries, and other corporate services which were either allocated or charged on a cost reimbursement basis. Management believes that these allocations were reasonable. Subsequent to May 28, 1999, the corporate administrative services previously provided by APL Limited are incurred directly by the stacktrain segment.

Principles of Consolidation

       The consolidated financial statements as of and for the year ended December 31, 1999 include the accounts of the Company and all entities in which the Company has more than a 50% equity ownership including its subsidiary, Pacer Logistics, Inc., acquired May 28, 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The financial statements subsequent to November 12, 1997 include the accounts of the Company and include the "push down" effect of the purchase price allocation. Prior to November 13, 1997, the financial statements include the accounts of the Stacktrain Services division (the "Predecessor") of APL Land Transport Services, Inc.

Industry Segments

      The Company operates in two reportable industry segments, providing intermodal rail services (the "Stacktrain" segment) and providing logistic services (the "Logistics" segment) in North America. The Stacktrain segment's fiscal year ends on the last Friday in December and the Logistics segment's calendar year ends on the last day in December.


Goodwill

      Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired and is being amortized over 40 years on a straight-line basis. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the business related to the goodwill as measured by undiscounted current and expected future operating income levels of the business and expected undiscounted future cash flows. When goodwill is determined to not be recoverable, an impairment is recognized as a charge to operations to the extent the carrying value of related assets (including goodwill) exceeds the sum of the undiscounted cash flows from those related assets. Amortization expense was $2.4 million and $0.6 million for 1999 and 1998, respectively; and accumulated amortization was $2.8 million and $0.6 million for 1999 and 1998, respectively.

Deferred Financing Costs

      The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company's debt and are being amortized using the effective interest method over the terms of the related debt which range from 5 to 7 years.

Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

Revenue Recognition

      The Company's Stacktrain segment recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. The Logistics segment recognizes revenue and related expenses when shipments are complete.

Property and Equipment

      Property and equipment are recorded at cost. For assets financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as property and equipment, with a corresponding amount recorded as a capital lease obligation. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                  Classification                        Estimated Useful Life
---------------------------------------------------  ---------------------------

Rail Cars..........................................           28 Years
Containers and Chassis.............................            5 Years
Leasehold Improvements ............................         Term of Lease
Other..............................................         3 to 7 Years

          When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures for maintenance and repairs are expensed as incurred.

Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells primarily on net 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. The Company maintains an allowance for potential credit losses. The Company has two customers accounting for 10% or more of revenues. Hub Group generated $128.2 million of revenues in the stacktrain segment in 1999 and Union Pacific generated $100.8 million of revenues in both reporting segments in 1999. The receivables from these customers were $15.1 million and $12.6 million at December 31, 1999 and December 25, 1998, respectively. In addition, the Company had a receivable from APL Limited at December 31, 1999 of $39.6 million primarily for the movement of APL Limited's international business.

Financial Instruments

          The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Other fair value disclosures are in the respective notes.

Reclassification

          Certain reclassifications have been made to the 1998 and 1997 balances to conform to the 1999 presentation. These reclassifications had no effect on the Company's financial position or net income.

Reliance on Independent Contractors

          The Company relies upon the services of independent contractors for underlying transportation services for their customers. Contracts with independent contractors are, in most cases, terminable upon short notice by either party. Although the Company believes its relationships with independent contractors are good, there can be no assurance that the Company will continue to be successful in retaining and recruiting independent contractors or that independent contractors who terminate their contracts can be replaced by equally qualified persons.

Dependence on Railroads and Equipment and Service Availability

          The Company is dependent upon the major railroads in the United States for substantially all of the intermodal services provided by the Company. In many markets rail services are limited to a few railroads or even a single railroad. Consequently, a reduction in or elimination of rail service to a particular market is likely to adversely affect the Company's ability to provide intermodal transportation services to some of the Company's customers. Furthermore, significant rate increases, work stoppage or adverse weather conditions can impact the railroads and therefore the Company's ability to provide cost-effective services to its customers.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          In addition, the Company is dependent in part on the availability of rail, truck and ocean services provided by independent third parties. If the Company were unable to secure sufficient equipment or other transportation services to meet its customers' needs, its results of operations could be materially adversely affected on a temporary or permanent basis.

Concentration of Business on Intermodal Marketing

          Significant portions of the Company's revenues are derived from intermodal marketing. As a result, a decrease in demand for intermodal transportation services relative to other transportation services could have a material adverse affect on the Company's results of operations.

Other Comprehensive Income

          In June, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130") "Reporting Comprehensive Income." FAS 130 requires companies to classify items of comprehensive income by their nature in the financial statements and display the accumulated balance of comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. To date, the Company has not had any transactions that are required to be reported as other comprehensive income.

Recently Issued Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities, FAS 133 is effective for fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company is evaluating the possible impact, if any, that FAS 133 may have on its financial statements.

NOTE 2.  THE RECAPITALIZATION AND PURCHASE TRANSACTIONS

          The recapitalization of the Company and acquisition of Pacer Logistics, financed primarily with the issuance of $150.0 million in senior subordinated notes, $135.0 million in term loans, $133.0 million in issued, rolled or exchanged equity and $39.6 million in net proceeds from the sale and leaseback of 199 railcars purchased in 1998, resulted in affiliates of Apollo Management, LP holding 89.9%, APL Limited holding 7.2% and affiliates of Deutsche Bank Securities, Inc. and Credit Suisse First Boston holding 2.9% of the Company's outstanding common stock as of May 28, 1999.

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

     The Company paid approximately $137.5 million for the acquisition of Pacer Logistics, Inc., which included acquisition fees of $2.9 million and assumed indebtedness of $62.6 million. The Company financed the acquisition with a portion of the proceeds raised in the note offering and with funds under the Credit Facility as discussed in Note 3. The acquisition of Pacer Logistics has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The aggregate purchase price has been allocated to the underlying assets and liabilities based upon preliminary estimates of fair values at the date of

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

acquisition, which may be updated based on final appraisals, with the remainder allocated to goodwill to be amortized over 40 years. The Company determined a 40-year amortization period was appropriate after considering that there are no legal, regulatory or contractual provisions associated with the logistics segment that may limit the useful life of the goodwill, the service provided by the logistics segment is not subject to obsolescence, the Company is not aware of any expected actions of competitors and others that may restrict the logistics segment's ability to successfully compete in the industry and the predecessor company of the logistics segment has successfully operated since 1928. Though the fair value estimates are preliminary, management does not believe there will be a material change to goodwill when these estimates are finalized. The results of operations for the acquired business are included in the Company's consolidated financial statements beginning May 28, 1999. The purchase price allocation, preliminary in nature and subject to change, is as follows (in millions):

Accounts receivable, net .....................................................       $ 45.9
Prepaid expenses and other current assets ....................................          6.3
Property and equipment, net ..................................................          4.4
Other non-current assets .....................................................          1.7
Goodwill .....................................................................        123.1
Current liabilities ..........................................................        (43.2)
Long-term liabilities ........................................................         (0.7)
                                                                              -------------
         Total purchase price ...............................................        $137.5
                                                                              =============

          Pro forma results of operations, giving effect to the Company's recapitalization and acquisition of Pacer Logistics, including acquisitions made by Pacer Logistics, at the beginning of each period presented is as follows (in millions):

                                                                 Year Ended                      Year Ended
                                                              December 31, 1999              December 25, 1998
                                                        --------------------------      -------------------------
                                                                 (Unaudited)                    (Unaudited)
Gross revenues ...............................                            $1,068.9                         $981.6
Income before extraordinary items ............                            $   17.4                         $ 13.3
Net income .....................................                          $   17.4                         $ 13.0


NOTE 3.  LONG-TERM DEBT AND CAPITAL LEASES

    Long-term debt and capital leases are summarized as follows (in millions):

                                                                   December 31,              December 25,
                                                                       1999                      1998
                                                              --------------------     ----------------------
Senior subordinated notes (11.75%; due June 1, 2007)..........              $150.0       $                  -
Term loan ( 9.5%; due May 28, 2006) ..........................               134.3                          -
Revolving credit facility (  9.00%; due May 28, 2004) ........                   -                          -
Capital lease obligations (Note 11)...........................                 0.1                          -
                                                              --------------------     ----------------------
    Total.....................................................              $284.4       $                  -
Less current portion..........................................                 1.5                          -
    Total long-term ..........................................              $282.9       $                  -
                                                              ====================     ======================

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

          The Company also entered into a credit agreement that provides for a seven-year $135 million term loan (the "Term Loan") which was used to finance the recapitalization and certain indebtedness of the Company and a five-year $100 million revolving credit facility (the "Revolving Credit Facility"). The interest rate for the Term Loan is the lesser of 2% in excess of the prime lending rate as determined by the administrative agent, 2.5% in excess of the federal funds rate, or 3% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of certain financial ratios. The Term Loan requires minimum scheduled repayments of $1.35 million annually between the year 2000 and 2005. The interest rate for the Revolving Credit Facility is the lesser of 1.5% in excess of the prime lending rate as determined by the administrative agent, 1.5% in excess of the federal funds rate or 2.5% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of certain financial ratios. At December 31, 1999, the interest rate on the Term Loan and the Revolving Credit Facility was 9.50% and 9.00%, respectively. The rates for the Term Loan and Revolving Credit Facility are reset on a monthly basis.

          The Company must pay a commitment fee equal to 0.5% per annum on the unused portion of the Revolving Credit Facility, subject to decreases based on the achievement of certain financial ratios and subject to increases based on the amount of unused commitments. In addition, the credit agreement contains customary covenants, the most restrictive of which limits the Company's ability to declare dividends, prepay debt, make investments, incur additional indebtedness, make capital expenditures, engage in mergers, acquisitions and asset sales, and issue redeemable common stock and preferred stock, subject to certain exceptions. The Company is also required to comply with specified financial covenants including a consolidated interest coverage ratio and an adjusted total leverage ratio. At December 31, 1999, the Company was in compliance with these covenants. At December 31, 1999, the Company had $100 million available under the Revolving Credit Facility. On August 9, 1999, the Company entered into a first amendment to the credit agreement to increase the maximum swingline amount (the amount that can be drawn under the Revolving Credit Facility on the day of notification of borrowing) to $10.0 million from $2.5 million. On January 7, 2000, the Company entered into a second amendment to the credit agreement to modify the definition of excess cash flow to allow for the acquisition of Conex assets. On January 13, 2000, in connection with the acquisition of Conex (see Note 15), the Company borrowed $15 million from the Revolving Credit Facility.

          The loans and letters of credit under the credit agreement are guaranteed by all of the existing and future direct and indirect wholly-owned subsidiaries. The Company's obligations and the obligations of such subsidiaries are collateralized by a first priority perfected lien on substantially all of the Company's properties and assets and all of the properties and assets of such subsidiaries, whether such properties and assets are now owned or subsequently acquired, subject to exceptions.

          Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 1999 and thereafter are as follows (in millions):

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2000 .......................................................                   $  1.5
2001 .......................................................                      1.4
2002 .......................................................                      1.4
2003 .......................................................                      1.4
2004 .......................................................                      1.4
Thereafter ................................................                     277.3
                                                                       --------------
    Total ....................................................                 $284.4
                                                                       ==============

          Management estimates the Company's debt at December 31, 1999 approximates fair value based on interest rates for similar issues and financings.

          At December 31, 1999, the Company was a party to an interest rate swap agreement for which it pays a fixed rate on an aggregate notional amount of $2.7 million which is used to hedge its variable interest rate exposure on certain debt and is accounted for as an adjustment of interest expense over the life of the debt. The Company receives a variable rate of interest on the swap of 5.5% at December 31, 1999 and pays a fixed rate based on LIBOR, which was 5.9% at December 31, 1999. During 1999, an insignificant amount was charged to interest expense for the swap. The swap terminated on January 10, 2000.

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

          For federal and state income tax purposes, the recapitalization of the Company was a taxable business combination and a qualified stock purchase. The buyer and seller jointly agreed to treat the transaction as an asset acquisition in accordance with Section 338 (h)(10) of the Internal Revenue Code and such election has been made. An allocation of the purchase price to the tax basis of assets and liabilities based on their respective fair value at May 28, 1999 has not been finalized for income tax purposes.

          In connection with the recapitalization, the Company recorded a deferred tax asset of approximately $81.2 million at May 28, 1999 related to future tax deductions for the net excess of the tax basis of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to Stockholders' Equity. Realization of the deferred tax asset is dependent upon the Company's ability to generate sufficient future taxable income which management believes is more likely than not based on historical operating results. Accordingly, no valuation allowance has been recorded.

For periods prior to May 28, 1999, the Company's operating results were included in the consolidated income tax returns of APL Limited. A charge in lieu of income taxes was recorded using the separate return method, as if the Company were a separate taxpayer.

                    PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

                                                                       The Company
                                     -------------------------------------------------------------------------------
                                           Fiscal Year                 Fiscal Year                 Nov. 13, 1997
                                              Ended                       Ended                       through
                                          Dec. 31, 1999               Dec. 25, 1998                Dec. 26, 1997
                                     ---------------------       --------------------       ------------------------
U.S. Federal Statutory Rate .........                 35.0%                      35.0%                          35.0%
Increases (Decreases) in Rate
Resulting From:
  State Tax, Net of Federal Benefit.                   3.8%                       2.2%                           2.7%
  Permanent Book/Tax Differences
      and Other......................                  1.0%                       0.8%                           2.0%
                                     ---------------------       --------------------       ------------------------
Net Effective Tax Rate..............                  39.8%                      38.0%                          39.7%
                                     =====================       ====================       ========================

                                         The Predecessor
                                      ---------------------
                                          Dec. 28, 1996
                                             through
                                          Nov. 12, 1997
                                     ---------------------
U.S. Federal Statutory Rate .........                 35.0%
Increases (Decreases) in Rate
Resulting From:
  State Tax, Net of Federal Benefit.                   2.7%
  Permanent Book/Tax Differences
      and Other......................                  0.2%
                                     ---------------------
Net Effective Tax Rate..............                  37.9%
                                     =====================




























     The provision for income taxes from continuing operations is as follows (in millions):

                                                                        The Company
                                     ------------------------------------------------------------------------------
                                           Fiscal Year               Fiscal Year                 Nov. 13, 1997
                                              Ended                     Ended                       through
                                          Dec. 31, 1999             Dec. 25, 1998                Dec. 26, 1997
                                     ---------------------      --------------------      -------------------------
Current:
   Federal........................                   $ 6.3                     $10.6                          $(1.1)
   State..........................                     0.9                       1.0                           (0.1)
   Foreign........................                                                                              0.2
                                     ---------------------      --------------------      -------------------------
     Total Current ...............                     7.2                      11.6                           (1.0)

Deferred:
   Federal.........................                    3.7                       1.0                            1.6
   State...........................                    0.8                         -                            0.1
                                     ---------------------      --------------------      -------------------------
     Total Deferred ...............                    4.5                       1.0                            1.7
                                     ---------------------      --------------------      -------------------------
Total Provision....................                  $11.7                     $12.6                         $  0.7
                                     =====================      ====================      =========================

                                          The Predecessor
                                      -----------------------
                                           Dec. 28, 1996
                                             through
                                          Nov. 12, 1997
                                      ---------------------
Current:
   Federal........................                  $15.9
   State..........................                    1.2
   Foreign........................                    0.2
                                     ---------------------
     Total Current ...............                   17.3

Deferred:
   Federal.........................                   (3.2)
   State...........................                   (0.2)
                                     ---------------------
     Total Deferred ...............                   (3.4)
                                     ---------------------
 Total Provision....................                 $13.9
                                     =====================

     The following table shows the tax effects of the Company's and Predecessor's cumulative temporary differences included in the Consolidated Balance Sheet at December 31, 1999 and in the Statement of Assets, Liabilities, and Divisional Control Account at December 25, 1998 (in millions):

                                                                    December 31,              December 25,
                                                                        1999                      1998
                                                              ---------------------      --------------------
Property and Equipment.......................................                 $(0.7)                   $(17.1)
Allowance for Doubtful Accounts .............................                   1.2                       0.7
Accrued Liabilities..........................................                   3.5                       0.4
Tax Basis in Excess of Book - Stacktrain.....................                  81.2                         -
Other........................................................                  (5.1)                      0.6
                                                              ---------------------      --------------------
     Total Net Deferred Tax Asset ...........................                 $80.1                    $(15.4)
                                                              =====================      ====================

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5.   PENSION PLANS AND STOCK OPTION PLANS

          Effective May 28, 1999, the Company's employees were eligible for the Pacer Logistics, Inc. 401(k) plan and no longer participate in the former parent's pension, postretirement benefits and profit-sharing plans. Under the Pacer Logistics, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 1999 were $0.5 million. In prior periods, contributions by the former parent to the prior profit-sharing plan were $3.5 million, $0.4 million and $2.7 million for the year ended December 25, 1998, and the periods ended December 26, 1997 and November 12, 1997, respectively.

          The former parent maintained defined benefit pension plans for certain domestic shoreside employees, healthcare benefit plans for retired employees and profit-sharing plans for non-union employees. The costs and benefits of these plans were allocated by the former parent to the Company and were included in general and administrative expenses.

          On May 28, 1999, the Board of Directors authorized the creation of the Pacer International, Inc. 1999 Stock Option Plan under which 1,793,747 options for the Company's common stock were authorized, of which 1,604,361 options have been granted and outstanding at or above fair market value at the date of grant. Of the options granted, 470,247 and 92,614 were part of the 1997 and 1998 Pacer Logistics, Inc. Stock Option Plan, respectively, that were rolled over as part of the acquisition of Pacer Logistics. In addition, under the 1999 Stock Option Plan, options to purchase 44,997 shares of preferred stock were granted which were rolled over from the 1997 Pacer Logistics Stock Option Plan. There are no cash-out provisions for the Company's common or preferred stock in the event of exercise since the Company's stock is not public.

          The 1999 plan provides for initial grants to specified employees. The aggregate number of shares subject to these initial grants is 832,000 and their exercise price is $10.00 per share. These initial grants are divided into three tranches, Tranche A, Tranche B and Tranche C. Tranche A options vest in five equal installments on the date of the grant's first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant's seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant's first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of the Tranche B options is possible if a sale of the Company occurs prior to the date of grant's fifth anniversary and the fair market value of the per share consideration to be received by the shareholder equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. Options granted to non-employee directors vest in four equal installments on the date of grant's first four anniversary dates.

          A vested option that has not yet been exercised will automatically terminate on the first to occur of the grant's tenth anniversary, ninety days following the employee's termination of employment for any reason other than death or disability, twelve months following the employee's termination of employment due to death or disability, or as otherwise determined by the committee.

          Each option that is vested as of the date of the sale of the Company remains exercisable until the sale's closing, after which time such option is unenforceable. Non-vested Tranche A, Tranche B and Tranche C options will vest in accordance with the vesting schedules described above, however, an option that vests after the Company is sold will remain exercisable for 10

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

days before such portion of the option terminates and is of no further force or effect. All options granted under this plan are nontransferable except upon death, by such employee's will or the laws of descent and distribution, or transfers to family members of the employee that are approved by the committee.

     This plan has a term of ten years, subject to earlier termination by the Board of Directors, who may modify or amend this plan in any respect, provided that no amendment or modification affects an option already granted without the consent of the option holder.

     The following table summarizes the transactions of the Pacer International, Inc. 1999 Stock Option Plan adopted May 28, 1999 as of December 31, 1999.

                                                                               December 31, 1999
                                                               -----------------------------------------------
                                                                     Common Stock            Preferred Stock
                                                               ---------------------     ---------------------

Outstanding options, beginning of period .................                        -                         -

Options rolled over from prior plan at
    May 28, 1999 .........................................                   562,861                    44,997
Granted...................................................                 1,065,500                         -
Canceled or expired ......................................                   (24,000)                        -
Exchanged ................................................                         -                         -
Exercised.................................................                         -                         -
                                                               ---------------------     ---------------------
Outstanding options, end of year..........................                 1,604,361                    44,997
                                                               =====================     =====================

Weighted average exercise price of options
    exercised.............................................       None exercised            None exercised
Weighted average exercise price of options
    granted...............................................                $    10.75       None granted
Weighted average exercise price, end of year..............                $     7.79                   $  9.00
Options exercisable, end of year .........................                   143,158                     9,999
Options available for future grant ...................                       189,386                         -



























The following table summarizes information about stock options outstanding at December 31, 1999:

                                                   Options Outstanding
                          --------------------------------------------------------------------
                                                          Weighted                Weighted
                                                           Average                 Average
  Range of Exercise               Number                  Remaining               Exercise
       Prices                  Outstanding              Life (Months)               Price
---------------------     --------------------     --------------------      -----------------

    Common Stock
---------------------
     $     0.22                        365,748                       87                 $ 0.22
     $     2.96                        104,499                       39                 $ 2.96
     $     8.61                         29,364                      109                 $ 8.61
     $    10.00                      1,024,750                      113                 $10.00
     $    20.00                         80,000                      117                 $20.00
                          --------------------

        Total                        1,604,361

   Preferred Stock
---------------------
      $    9.00                         44,997                       39                 $ 9.00

              Options Exercisable
    -----------------------------------------
                            Weighted
                            Average
      Number                Exercise
   Exercisable               Price
---------------------     --------------------
              -                  $ 0.22
        104,499                  $ 2.96
         19,576                  $ 8.61
         19,083                  $10.00
              -                  $20.00
  -----------------

 Total  143,158

   Preferred Stock
---------------------
      9,999                  $ 9.00

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          In 1995, the FASB issued FASB Statement No. 123 ("FAS 123") "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the stock based plans. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has decided not to elect the provisions of FAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 are required by FAS 123. Had the compensation cost for the Company's stock-based compensation plan been determined consistent with FAS 123, the Company's net income for 1999 would not have been significantly different.

          The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants: dividend yield of 0.0%, risk-free interest rate of 6.5% and expected life of 7 years (in determining the "minimum value", FAS 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company is not publicly traded).


NOTE 6.   RELATED PARTY TRANSACTIONS

          Prior to the recapitalization, the Company provided intermodal services to APL Limited. These services include moving containers from ports to inland points, moving containers from inland points to ports, and repositioning empty containers. These transactions are performed on a cost reimbursement basis. Thus, no revenues or expenses are recognized for financial reporting purposes. Reimbursements amounted to $273.6 million, $276.7 million, $22.3 million and $154.1 million, for the fiscal years ended December 31, 1999, December 25, 1998, and the periods ended December 26, 1997 and November 12, 1997, respectively. At December 31, 1999 the Company had a receivable from APL Limited for these transactions of $31.3 million. Pursuant to the recapitalization, the Company has signed long-term agreements with APL Limited for the domestic transportation on the stacktrain network of APL Limited's international freight for an annual management fee of $6.6 million. For the seven months since the recapitalization, the Company recognized $3.9 million in revenues for this fee.

     Prior to the recapitalization, APL Land Transport Services Inc. shared in certain expenses of the former parent for services including systems support, office space and other corporate services. These expenses were $5.6 million, $14.4 million, $1.6 million and $12.0 million for the period ended May 28, 1999, the fiscal year ended December 25, 1998, and the periods ended December 26, 1997 and November 12, 1997, respectively. Pursuant to the recapitalization, the Company has signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For the seven months ended December 31, 1999, $1.1 million has been accrued and was payable at December 31, 1999 for these services. In addition, the information technology services of APL Limited are currently being provided to the Company according to a term sheet upon which negotiations for a long-term agreement are based. For the seven months ended December 31, 1999, $5.8 million has been paid for these services. The annual fee for these services is $10 million.

     In addition, the Company receives a credit from APL Limited for the repositioning expense that APL Limited has avoided due to the Company using APL Limited's containers in surplus locations. The total amount of revenue recognized for these services was $21.0 million, $20.0 million, $1.9 million and $15.8 million for the fiscal years ended December 31, 1999 and December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively. At December 31, 1999, $3.7 million was receivable from APL Limited.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company also provides services to the Automotive Division of APL Limited. These services include moving containers primarily in the U.S.--Mexico trade. Total amount of revenue recognized for these services was $49.1 million, $38.7 million, $5.0 million and $38.4 million for the fiscal years ended December 31, 1999 and December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively. At December 31, 1999, $4.6 million was receivable from APL Limited.

     Prior to the recapitalization, the Company received an allocation for lease and maintenance and repair expenses from APL Limited. These expenses were $7.0 million, $19.5 million, $1.9 million and $14.1 million for the period ended May 28, 1999, the fiscal year ended December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively.

     In 1997, in connection with Neptune Orient Line ("NOL") acquisition of APL Limited, NOL incurred certain merger related costs totaling approximately $61 million. These non-operating costs do not relate to the ongoing operations of the Company and have not been allocated to the Company's results of operations.

     APL de Mexico, S.A. de C.V. (APL Mexico), a wholly owned Mexican subsidiary of the APL Limited, provides various agency services to the Company with respect to its bills of lading in Mexico. Expenses recorded by the Company from APL Mexico were $1.8 million, $0.5 million, $0.1 million and $0.3 million for the fiscal years ended December 31, 1999 and December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively. At December 31, 1999, $1.2 million was payable to APL Mexico.

     The Company has entered into a management agreement with Apollo Management ("Apollo") for financial and strategic services as the Board of Directors may reasonably request. The annual fee for these services is $0.5 million. At December 31, 1999, $0.3 million was payable to Apollo.

     The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a stockholder and a Director and Executive Vice President of the Company. Mr. Steiner is a stockholder and an Executive Vice President of the Company. Lease payments were $0.3 million for the seven month period ended December 31, 1999.

     The Company leases a facility consisting of office space from Richard P. Hyland, a stockholder and an Executive Vice President of the Company. Such lease is pursuant to an oral agreement and is on a month-to-month basis. The lease terminated on December 31, 1999.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., are named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers' earnings. The defendants have entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgement of $250,000 and a maximum judgement of $1.75 million. On January 14, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The Court found that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, the Company's retention on its liability policy was $250,000. The court has tentatively ordered that restitution be paid for this omission, which in the worst case is well below the agreed upon high of $1.75 million. An appeal to this decision is likely by the class. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position or results of operations. At December 31, 1999, the Company had $1.1 million accrued for this case.

   In May 1996, APL Limited sold a portion of its third operating division ("Distribution Services") to a third party purchaser. In connection with this sale, the Company and the purchaser entered into a 10-year agreement to provide stacktrain services to the purchaser.

NOTE 8.  SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which changes the way the Company reports information about its reportable operating segments.

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

The following table presents reportable segment information for the fiscal years ended December 31, 1999 and December 25, 1998 and the periods ended December 26, 1997 and November 12, 1997 (in millions).

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                               Stacktrain              Logistics                 Other               Consolidated
                                           -----------------     -------------------     -------------------      -----------------

Fiscal year ended December 31, 1999
      Gross revenues ......................           $702.9                  $233.2                  $(18.7)             $917.4
      Net revenues.........................            143.8                    38.2                                       182.0
      Income from operations ..............             38.2                     9.8                                        48.0
      Interest expense, net ...............             16.4                     2.2                                        18.6
      Tax expense..........................              8.5                     3.2                                        11.7
      Net income...........................             13.3                     4.4                    (1.1)               16.6
      Depreciation and amortization .......              6.7                     1.9                                         8.6
      Capital expenditures ................              0.1                     1.9                                         2.0
      Total assets.........................            391.7                   139.9                   (76.6)              455.0

Fiscal year ended December 25, 1998
      Gross revenues ......................           $590.8                  $    -                  $    -              $590.8
      Net revenues.........................            124.5                       -                       -               124.5
      Income from operations ..............             33.2                       -                       -                33.2
      Interest expense, net ...............                -                       -                       -                   -
      Tax expense..........................             12.6                       -                       -                12.6
      Net income...........................             20.6                       -                       -                20.6
      Depreciation and amortization .......              6.6                       -                       -                 6.6
      Capital expenditures ................             39.7                       -                       -                39.7
      Total assets.........................            156.1                       -                       -               156.1

Period ended December 26, 1997
      Gross revenues .....................             $ 60.0                 $     -                 $     -             $ 60.0
      Net revenues........................               12.6                       -                       -               12.6
      Income from operations..............                2.0                       -                       -                2.0
      Interest expense, net...............                0.3                       -                       -                0.3
      Tax expense.........................                0.7                       -                       -                0.7
      Net income..........................                1.0                       -                       -                1.0
      Depreciation and amortization ......                0.7                       -                       -                0.7
      Capital expenditures ...............                  -                       -                       -                  -
      Total assets........................              111.9                       -                       -              111.9

Period ended November 12, 1997
      Gross revenues .....................             $517.1                  $    -                 $     -             $517.1
      Net revenues........................              109.6                       -                       -              109.6
      Income from operations .............               38.8                       -                       -               38.8
      Interest expense, net...............                2.0                       -                       -                2.0
      Tax expense.........................               13.9                       -                       -               13.9
      Net income..........................               22.9                       -                       -               22.9
      Depreciation and amortization ......                3.0                       -                       -                3.0
      Capital expenditures ...............                  -                       -                       -                  -
      Total assets........................                n/a                       -                       -                n/a

Data in the "Other" column includes elimination of intercompany balances and subsidiary investment. All intersegment services are provided and purchased at quoted market rates.

     For the year ended December 31, 1999, the Company had two customers, respectively which contributed more than 10% of the Company's total gross revenues. Total gross revenues of $128.2 million were generated by the stacktrain segment from Hub Group and total gross revenues of $100.8 million were generated from Union Pacific (generated by both reporting segments).

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 9.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 1999 and December 25, 1998, ($ in millions):

                                                                1999                1998
                                                          --------------      --------------

Rail Cars ................................................        $ 26.9               $66.5
Containers and Chassis ...................................          27.6                27.6
Leasehold improvements and
   Other .................................................           7.3                 1.3
                                                          --------------      --------------
                  Total ..................................          61.8                95.4
                                                          --------------      --------------
Less: Accumulated Depreciation ...........................         (11.4)               (6.6)
                                                          --------------      --------------
   Property and Equipment, net ...........................        $ 50.4               $88.8
                                                          ==============      ==============

     Depreciation and amortization of property and equipment was $6.2 million, $6.0 million, $0.7 million and $3.0 million for the years ended December 31, 1999, December 25, 1998 and the periods ended December 26, 1997 and November 12, 1997, respectively. Trailers under capital lease are included above with a cost of $0.3 million and accumulated depreciation of $0.1 million.

     As part of the recapitalization of the Company and acquisition of Pacer Logistics, the Company received $39.6 million in net proceeds from the sale and leaseback of 199 railcars originally purchased in 1998. A deferred gain of $1.6 million was recorded upon sale and is being amortized over the 13 year life of the lease. An additional $0.4 million was received from sales of other property in 1999.


NOTE 10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 1999 and December 25, 1998 were as follows (in millions):

                                                                      1999                1998
                                                                ---------------     ---------------

Accounts Payable ...............................................         $ 49.2               $14.2
Accrued Rail Liability .........................................           71.8                49.8
Accrued Volume Rebates Payable .................................           10.1                 7.2
Accrued Equipment Maintenance and Lease ........................            8.1                 3.0
Accrued Interest Payable .......................................            2.7                   -
Other Accrued Liabilities ......................................           34.1                 9.8
Unearned Revenue ...............................................              -                 0.6
                                                                ---------------    ----------------
   Total Accounts Payable and Accrued Liabilities ..............         $176.0               $84.6
                                                                ===============     ===============

NOTE 11.  LEASES

     The Company leases certain doublestack railcars, containers, chassis, data processing equipment and other property. Future minimum lease payments under noncancelable leases at December 31, 1999 for the five years subsequent to 1999 and thereafter are summarized as follows (in millions)

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                                                           Capital            Operating
                                                           Leases              Leases
                                                      ---------------     ---------------

2000..................................................           $0.1              $ 36.8
2001..................................................              -                32.2
2002..................................................              -                25.0
2003..................................................              -                22.1
2004..................................................              -                17.6
Thereafter............................................              -                87.6
                                                      ---------------     ---------------
  Total Minimum Payments .............................           $0.1              $221.3
                                                                          ===============

Less amount representing interest (at an
 effective rate of 10.4%).............................              -
                                                      ---------------
Present value of minimum lease payments ..............           $0.1
                                                      ===============

     Rental expense was $50.4 million, $49.7 million, $5.5 million and $37.1 million for the fiscal years ended December 31, 1999 and December 25, 1998, the periods ended December 26, 1997 and November 12, 1997, respectively. The net book value of property under capital lease at December 31, 1999 was approximately $0.2 million.

     On May 28, 1999 the Company received, as part of the Company's recapitalization and acquisition of Pacer Logistics, $39.6 million in net proceeds from the sale and leaseback (operating) of 199 railcars originally purchased in 1998.

     The Company took delivery of 1,500 new 53-foot containers and chassis in the fourth quarter of 1999 financed through an operating lease.

     The Company receives income from others for the use of its doublestack railcars. These income amounts are included as an offset to direct operating expenses which are presented on a net basis. Rental income was $9.8 million, $8.1 million, $0.7 million and $6.7 million for the fiscal years ended December 31, 1999 and December 25, 1998, the periods ended December 26, 1997 and November 12, 1997,respectively.


NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information is as follows ($ in millions):

                                                                                                                     The
                                                       The Company                                               Predecessor
                        -----------------------------------------------------------------------------      ----------------------
                             Fiscal Year               Fiscal Year                Nov. 13, 1997                Dec. 28, 1996
                                Ended                     Ended                      through                      through
                            Dec. 31, 1999             Dec. 25, 1998               Dec. 26, 1997                Nov. 12, 1997
                        ---------------------      --------------------      ------------------------      ----------------------

Cash Payments:
     Interest..........             $15.4                      $  -                          $0.3                       $ 2.0
     Income Taxes......             $ 2.5                      $3.4                          $0.6                       $12.2

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 13.  MINORITY INTEREST

     Pursuant to the Company's recapitalization and acquisition of Pacer Logistics, 24,300 of Pacer Logistics' one million authorized shares of preferred stock were issued to certain management shareholders of Pacer Logistics as 7.5% exchangeable preferred stock on May 28, 1999. The remainder have been reserved for issuance by Pacer Logistics as payment-in-kind dividends. The preferred shares are convertible into shares of Pacer International common stock. In July 1999, the Company redeemed 1,986 shares for $2.0 million. At December 31, 1999, dividends of $1.1 million were accrued and unpaid and recorded as minority interest deductions from net income.

     Liquidation Preference

     The exchangeable preferred stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends thereon. In addition, holders of the preferred stock are entitled to an amount per share equal to 5% of the total assets available for distribution to equity holders divided by the number of shares of preferred stock outstanding.

     Dividends

     Dividends payable per share of the exchangeable preferred stock are equal to the greater of:

    (1) 7.5% of the $1,000 liquidation preference per share payable annually in arrears in additional shares of the exchangeable preferred stock or
    (2) an amount equal to 10% of the aggregate of certain dividends paid on the Pacer Logistics common stock divided by the number of outstanding shares of Pacer Logistics preferred stock, payable annually in arrears in cash.

     Voluntary Exchange

     At any time at least 15 months after, but before 24 months following the closing of the Company's recapitalization, each holder of the exchangeable preferred stock has the right to exchange its shares into shares of Pacer International common stock. As a condition to the exchange of such preferred stock, each holder will be required to become a party to the shareholders' agreement and will be bound by all of the terms and conditions of the shareholders' agreement as though such persons were original parties thereto. Upon joining in the shareholders' agreement, such persons will have the same rights and responsibilities as those of APL Limited, as set forth in the shareholders' agreement.

     Purchase Right

     At any time at least 15 months after the closing of the Company's recapitalization, the exchangeable preferred stock may be purchased by Pacer International for newly issued shares of preferred stock of Pacer International or cash. The credit agreement and the indenture governing the notes restricts the Company from purchasing the exchangeable preferred stock for cash for the initial 15 month time period. The Pacer International preferred stock has a 7.5% dividend, payable in shares of such preferred stock and is mandatorily redeemable by Pacer International on the tenth anniversary of issue.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Change of Control

     Upon a change of control, each holder of exchangeable preferred stock shall have the right to exchange the shares of exchangeable preferred stock held by such holder for Pacer International common stock at the ratio set forth in the certificate of designation multiplied by the following applicable premium which shall be allocated pro rata on a monthly basis:

               Prior to the End of Year 1..................115.00%
               End of Year 1...............................106.75%
               End of Year 2...............................100.00%

     Voting Provisions

     Except as required by law and except for matters which affect the rights and preferences of the exchangeable preferred stock, the exchangeable preferred stock is not entitled to vote on any matter submitted to a vote of the stockholders of Pacer Logistics.

     If (1) the voluntary exchange of 7.5% exchangeable preferred stock by the holders thereof for Pacer International common stock or (2) the purchase of such preferred stock by Pacer International as contemplated above does not occur, The CEO and other members of the senior management team will remain holders of the 7.5% exchangeable preferred stock.


NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for each of the quarters in 1999 and 1998 (in millions):

                                                                                 Quarters
                                              ----------------------------------------------------------------------------
                                                   First             Second (a)            Third (a)           Fourth (a)
                                              -------------     -----------------      --------------      ---------------

Fiscal year ended December 31, 1999

Revenues......................................       $163.5                $195.1              $258.3               $300.5
Net revenues..................................         33.7                  38.3                50.8                 59.2
Income from operations........................          7.5                  11.4                15.0                 14.1
Net income....................................          4.7                   5.4                 4.1                  2.4

Fiscal year ended December 25, 1998

Revenues......................................       $150.2                $135.2              $130.8               $174.6
Net revenues..................................         30.6                  26.6                28.6                 38.7
Income from operations........................          5.5                   3.0                10.9                 13.8
Net income....................................          3.5                   1.5                 7.1                  8.5

_______

(a) 1999 amounts include the acquisition of Pacer Logistics, Inc. on May 28, 1999 (see Note 2).

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15.  ACQUISITION OF CONEX

     Pursuant to the terms of an Asset Purchase Agreement dated as of December 31, 1999, as amended (the "Purchase Agreement"), among Conex Acquisition Corporation, a Delaware corporation ("Acquisition Corp."), Conex Global Logistics Services, Inc., a California corporation ("Conex"), MSL Transportation Group, Inc., a California corporation ("MSL"), Jupiter Freight, Inc.,a California corporation ("Jupiter"), and certain other persons, Acquisition Corp. acquired substantially all of the assets, and assumed certain specified liabilities, of Conex, MSL and Jupiter for approximately $25,050,000 in cash, issued Conex shareholders an 8.0% contingent note in the aggregate principal amount of $5,000,000 and issued Conex shareholders 300,000 shares of common stock of Pacer International, Inc. Acquisition Corp. is a wholly-owned subsidiary of Pacer International, Inc., a Tennessee corporation ("Pacer"). The transaction closed on January 13, 2000. On January 13, 2000, Acquisition Corporation and the Company executed a supplement to the Indenture, resulting in Acquisition Corporation becoming a guarantor of the Company's obligations, thereunder.

                                  Schedule II

Pacer International, Inc. (Formerly known as American President Lines Stacktrain
                                   Services)

                       Valuation and Qualifying Accounts

   For the fiscal years ended December 31, 1999 and December 25, 1998 and the period November 13, 1997 through December 26, 1997 and
                  December 28, 1996 through November 12, 1997
                                 (in millions)


           Column A                 Column B        Column C              Column D                  Column E
-------------------------------------------------------------------------------------------------------------
                                  Balances at      Additions                                      Balances at
                                   Beginning       (Charged)/                                        End of
                                   of Fiscal      Credited to                                        Fiscal
         Description                 Period          Income       Deductions (1)     Other           Period
-------------------------------------------------------------------------------------------------------------

December 31, 1999
-----------------
   Allowance for doubtful
      accounts...................       $(0.7)          $(0.8)             $0.4      $(1.9)  (2)        $(3.0)

December 25, 1998
-----------------
   Allowance for doubtful
      accounts...................       $(0.9)          $   -              $  -      $ 0.2   (3)        $(0.7)

December 26, 1997
-----------------
   Allowance for doubtful
      accounts...................       $(0.8)          $(0.1)             $  -      $   -              $(0.9)

November 12, 1997
-----------------
   Allowance for doubtful
      accounts....................      $(0.7)          $(0.3)             $0.2     $    -              $(0.8)

---------

(1.)  Represents write-off of amounts.
(2.) Represents the historical allowance recorded on Pacer Logistics books at the date of acquisition.
(3.)  Represents a reduction of the allowance based on historical analysis.