Form 10-Q
period 2000-04-07
PACER INTERNATIONAL INC/TN
filed 2000-05-17
CIK 1091735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the quarterly period ended April 7, 2000

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________


                       Commission file number 333-85041


                           PACER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

          Tennessee                                        62-0935669
 ---------------------------------                         -----------
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

                                Yes  X  No ___
                                    ---
Indicate the number of shares outstanding of each of the issuer"s classes of common stock, as of the latest practicable date.

                                                            Outstanding
               Class                                    at April 30, 2000
--------------------------------------                  -------------------
Common stock, $.01 par value per share                  11,037,373 shares

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FISCAL QUARTER ENDED APRIL 7, 2000
                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
Part 1. Financial Information
        Item 1. Condensed Consolidated Financial Statements (Unaudited):
                Condensed Consolidated Balance Sheets.................................    3
                Condensed Consolidated Statements of Operations.......................    4
                Condensed Consolidated Statements of Stockholders' Equity.............    5
                Condensed Consolidated Statements of Cash Flows.......................    6
                Notes to Condensed Consolidated Financial Statements..................    7

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................   11

Part 2. Other Information
        Item 1.  Legal Proceedings....................................................   16
        Item 6.  Exhibits and Reports on Form 8-K.....................................   16
        Signatures....................................................................   17
        Exhibit Index.................................................................   18

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                             April 7, 2000        December 31, 1999
                                                                          -------------------     ------------------
                                                                                         (In millions)
                           ASSETS
Current assets
  Cash and cash equivalents...........................................       $          -            $       12.2
  Accounts receivable, net of allowances of $4.4 million and $3.0
           million, respectively......................................              138.5                   114.7
  Accounts receivable from APL........................................               35.9                    39.6
  Prepaid expenses and other..........................................                4.6                     2.9
  Deferred income taxes...............................................                4.4                     4.4
                                                                             ------------            ------------
    Total current assets..............................................              183.4                   173.8
                                                                             ------------            ------------

Property and equipment
  Property and equipment at cost......................................               63.1                    61.8
  Accumulated depreciation............................................              (13.2)                  (11.4)
                                                                             ------------            ------------
    Property and equipment, net.......................................               49.9                    50.4
                                                                             ------------            ------------

Other assets
  Goodwill, net.......................................................              173.9                   143.1
  Deferred income taxes...............................................               74.3                    75.7
  Other assets........................................................               11.7                    12.0
                                                                             ------------            ------------
    Total other assets................................................              259.9                   230.8
                                                                             ------------            ------------
Total assets..........................................................       $      493.2           $       455.0
                                                                             ============           =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Current maturities of long-term debt and capital leases...............      $        1.4            $        1.5
 Accounts payable and accrued liabilities..............................             190.7                   176.0
                                                                             ------------            ------------
    Total current liabilities..........................................             192.1                   177.5
                                                                             ------------            ------------

Long-term liabilities
  Long-term debt and capital leases....................................             295.6                   282.9
  Other................................................................               2.5                     2.9
                                                                             ------------            ------------
    Total long-term liabilities........................................             298.1                   285.8
                                                                             ------------            ------------
Total liabilities......................................................             490.2                   463.3
                                                                             ------------            ------------

Minority interest - exchangeable preferred stock.......................              23.9                    23.4
                                                                             ------------            ------------
Commitments and contingencies (Note 6).................................
Stockholders' equity...................................................
  Preferred stock:  $0.01 par value, 1,000,000 shares
     authorized, none outstanding......................................                 -                       -
  Common stock:  $0.01 par value, 20,000,000 shares
     authorized, 11,037,373 and 10,440,000 issued and
     outstanding at April 7, 2000 and December 31,
     1999, respectively................................................               0.1                     0.1
  Additional paid-in-capital...........................................             110.7                   104.3
  Retained earnings (accumulated deficit)..............................            (131.7)                 (136.1)
                                                                             ------------            ------------
   Total stockholders' equity (deficit)................................             (20.9)                  (31.7)
                                                                             ------------            ------------
Total liabilities and equity...........................................      $      493.2            $      455.0
                                                                             ============            ============

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                     --------------------------------------------------
                                                                        April 7, 2000                  April 2, 1999
                                                                     --------------------         ---------------------
                                                                                       (in millions)
Gross revenues .................................................       $            304.2            $            163.6
Cost of purchased transportation and
    services ...................................................                    243.1                         129.8
                                                                     --------------------         ---------------------
        Net revenues ...........................................                     61.1                          33.8
                                                                     --------------------         ---------------------

Operating expenses:
    Direct operating expenses ..................................                     16.1                          16.5
    Selling, general and administrative
         expenses ..............................................                     24.6                           7.9
    Depreciation and amortization...............................                      2.9                           1.8
                                                                     --------------------         ---------------------
        Total operating expenses ...............................                     43.6                          26.2
                                                                     --------------------         ---------------------

Income from operations .........................................                     17.5                           7.6
                                                                     --------------------         ---------------------

Interest expense (income), net .................................                      9.0                             -
                                                                     --------------------         ---------------------

Income before income taxes and minority
    interest ...................................................                      8.5                           7.6
                                                                     --------------------         ---------------------

Income taxes or charge in lieu of income taxes..................                      3.6                           2.8

Minority interest ..............................................                      0.5                             _
                                                                     --------------------         ---------------------

Net income .....................................................       $              4.4            $              4.8
                                                                     ====================         =====================




The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Three Months Ended April 7 2000
                                  (Unaudited)
                                 (in millions)


                                               Common Stock                               Retained
                                          ------------------------     Additional         Earnings             Total
                                             No. of                     Paid-In       (Accumulated)          Stockholders'
                                             Shares       Amount        Capital          Deficit)           Equity (Deficit)
                                          ----------   -----------    -----------     ----------------     -----------------
December 31, 1999 .................            10.4        $  0.1         $ 104.3     $       (136.1)        $   (31.7)
Issuance of Common Stock...........             0.6             -             6.4                  -               6.4
Net Income.........................               -             -               -                4.4               4.4
                                          ----------    ---------     -----------     ----------------     -----------------
April 7, 2000......................            11.0        $  0.1         $ 110.7     $       (131.7)        $   (20.9)
                                          ==========    ==========    ============    ================     =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                               ------------------------------
                                                                               April 7, 2000     April 2, 1999
                                                                               --------------  ---------------
                                                                                        (in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income...........................................................            $       4.4      $        4.8
                                                                                 -----------      ------------
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
 Depreciation and amortization.......................................                    2.9               1.8
 Deferred income taxes...............................................                    1.5               0.3
 Changes in current assets and liabilities:
   Trade and other receivables.......................................                  (13.9)             (1.2)
   Intercompany trade receivables....................................                      -             (12.2)
   Prepaid expenses and other current assets.........................                   (1.5)             (0.9)
   Accounts payable and accrued liabilities..........................                    5.7              10.9
   Other.............................................................                    0.8              (2.0)
                                                                                 -----------      ------------
Net cash provided by (used in) operating activities..................                   (0.1)              1.5
                                                                                 -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired...........................                  (26.4)                -
Capital expenditures.................................................                   (0.6)                -
                                                                                 -----------      ------------
    Net cash used in investing activities............................                  (27.0)                -
                                                                                 -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances..............................                    7.3                 -
Proceeds of long-term debt, net of costs.............................                   15.0                 -
Proceeds from issuance of common stock...............................                    0.4                 -
Intercompany funding, net............................................                      -              (1.5)
Debt, revolver and capital lease obligation repayment................                   (7.8)                -
                                                                                 -----------      ------------
    Net cash provided by (used in) financing activities..............                   14.9              (1.5)
                                                                                 -----------      ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS..............................                  (12.2)                -

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD........................                   12.2                 -
                                                                                 -----------      ------------
CASH AND CASH EQUIVALENTS END OF PERIOD..............................            $         -      $          -
                                                                                 ===========      ============

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Issuance of Common Stock..........................................            $       6.0      $          -
   Issuance of 8.0% subordinated note................................            $       5.0      $          -

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The unaudited interim financial statements as of April 7, 2000 and for the three months ended April 7, 2000 and April 2, 1999 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. The amounts for the Statement of Operations and Statement of Cash Flows for the three month period ended April 2, 1999 were derived from the unaudited financial statements of American President Lines Stacktrain Services, a division of APL Land Transport Services, Inc., the predecessor company. As of May 28, 1999 APL Land Transport Services, Inc. was recapitalized and renamed Pacer International, Inc. (the "Company"). These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 31,1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

     The consolidated financial statements as of and for the three months ended April 7, 2000 include the accounts of the Company and its subsidiary, Pacer Logistics, Inc., acquired May 28, 1999 and Conex assets acquired January 13, 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segments

     The Company operates in two reportable industry segments, providing intermodal rail services (the "Stacktrain" segment) and providing logistic services (the "Logistics" segment) in North America.

Reclassification

     Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation. These reclassifications had no effect on the Company's financial position or net income.


NOTE 2.  ACQUISITION OF CONEX ASSETS

     On January 13, 2000, pursuant to the terms of an asset purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively Conex), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The purchase price was $37.4 million including acquisition fees of approximately $1.3 million. The Company paid approximately $26.4 million in cash, issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million and issued Conex shareholders 300,000 shares (valued in the aggregate at $6.0 million) of common stock of Pacer International, Inc. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The aggregate purchase price has been allocated to the underlying assets and liabilities based upon preliminary estimates of fair values at the date of acquisition, which may be updated based on final appraisals, with the remainder allocated to goodwill to be amortized over 40 years. The Company determined a 40-

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

year amortization period was appropriate after considering a number of factors:
1) there are no legal, regulatory or contractual provisions associated with the acquisition that may limit the useful life of the goodwill, 2) the service provided by the acquired assets (as part of the Company's logistics segment) is not subject to obsolescence, 3) the Company is not aware of any expected actions of competitors and others that may restrict the logistics segment's ability to successfully compete in the industry. Though the fair value estimates are preliminary, management does not believe there will be a material change to goodwill when these estimates are finalized. The results of operations for the acquired assets are included in the Company's consolidated financial statements beginning January 1, 2000. The purchase price allocation, preliminary in nature and subject to change, is as follows (in millions):


          Accounts receivable, net............................   $ 6.2
          Prepaid expenses and other..........................     0.3
          Property and equipment..............................     0.6
          Goodwill............................................    32.0
          Current liabilities.................................    (1.7)
                                                                 -----
               Total purchase price...........................   $37.4
                                                                 =====


     Pro forma results of operations, giving effect to the Company's acquisition of Conex assets (and the Company's recapitalization and acquisition of Pacer Logistics which occurred on May 28, 1999) at the beginning of each period presented is as follows:


                                                Three Months     Three Months
                                                   Ended            Ended
                                                   April 7,         April 2,
                                                   2000             1999
                                                ------------     ------------
Gross revenues..............................    $      304.2     $      260.9
Income before extraordinary items...........    $        4.4     $        3.8
Net income..................................    $        4.4     $        3.8


NOTE 3.  LONG-TERM DEBT

     In conjunction with the acquisition of Conex assets described above, the Company borrowed $15.0 million under its five-year $100 million revolving credit facility which expires in 2004 and issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due 2003. Interest on the revolving credit facility is payable upon rate adjustment which generally occurs on a monthly basis, otherwise quarterly. At April 7, 2000, the interest rate on the revolving credit facility was 10.5%. The Company repaid $7.0 million of the funds borrowed under the revolving credit facility during the quarter ended April 7, 2000 leaving $92.0 million available under the facility. Interest on the $5.0 million subordinated note is payable semi-annually on each January 31 and July 31 beginning July 31, 2000.

     The Company also made a scheduled term loan repayment of $0.3 million during the first quarter of 2000.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


NOTE 4. RELATED PARTY TRANSACTIONS

     The Company has signed long-term agreements with APL Limited (the Company's former parent) for the domestic transportation on the stacktrain network of APL Limited's international freight for an annual management fee of $6.6 million and for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. In addition, the information technology services of APL Limited are currently being provided to the Company. The annual fee for these services is $10 million.

     In April 2000, the Company repaid $371,891 in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

NOTE 5.  PENSION PLANS AND STOCK OPTION PLANS

     Effective April 1, 2000, certain members of senior management exercised 287,373 options to purchase Pacer International, Inc. common stock at an average purchase price of $1.22 per share. Additionally, 90,000 options were forfeited and 10,000 options were exercised to purchase Pacer International, Inc. common stock at an average purchase price of $10.00 per share. The proceeds of these transactions were used to repay the notes payable as discussed above in Note 4 and for general corporate purposes. During the quarter, the Company granted an additional 36,500 options to purchase Pacer International, Inc. common stock at an exercise price of $20.00 per share.

NOTE 6.  CONTINGENCIES

     The Company is party to various legal proceedings, claims and assessments arising in the normal course of its business activities.

     In June 1995, APL Limited, the Company's former parent, sold the assets of its trucking company, American President Trucking ("APT") to Burlington Motor Carriers ("BMC"). The sale included the sublease of terminal real estate to BMC and the sublease of tractor units to Stoops Freightliner, which in turn entered into a use agreement with BMC. BMC and the Company entered into a service agreement whereby the Company guaranteed certain levels of traffic to BMC. Under new ownership from a 1995 bankruptcy proceeding, BMC advised APL Limited and the Company that it believed the Company breached the service agreement when APL Limited sold its Distribution Services unit, and demanded $0.8 million in compensation. The Company disputed the claim. BMC and Stoops Freightliner filed subsequent complaints in BMC bankruptcy proceedings demanding unspecified damages. APL Limited and the Company filed motions to dismiss both complaints, which were granted on November 13, 1998. Stoops did not appeal; BMC did. The appellate court upheld part of the decision and reversed part of the decision and encouraged the parties to engage in settlement discussions. In early February 2000, APL Limited offered $200,000 in settlement of all claims; BMC countered with a demand of $1.2 million. APL Limited rejected that offer and reiterated its $200,000 offer in early April. No further discussions have been held. The Company does not believe that the ultimate outcome, if unfavorable, will have a material adverse impact on the financial position or results of operations of the Company, and has not reserved for this contingency.

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., are named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

with monies allegedly wrongfully deducted from truck drivers earnings. The defendants have entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. On January 14, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The Court found that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, the Company's retention on its liability policy was $250,000. The court has tentatively ordered that restitution be paid for this omission, which in the worst case is well below the agreed upon high of $1.75 million. An appeal to this decision is likely by the class. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position or results of operations.


NOTE 7.  SEGMENT INFORMATION

     The Company has two reportable segments, the Stacktrain segment and the Logistics segment, which have separate management teams and offer different but related products and services. The Stacktrain segment provides intermodal rail service in North America by selling intermodal service to shippers while buying space on intermodal rail trains. The large majority of business is conducted domestically, with services in Mexico and Canada. Customers include intermodal marketers who serve customers in various industries as well as the ocean carrier industry. The Logistics segment supports the Stacktrain segment by offering marketing, freight handling, truck and local pickup and delivery services. Prior to May 28, 1999, the Company had only one reportable segment, the Stacktrain segment.

     The following table presents reportable segment information for the three months ended April 7, 2000 and April 2, 1999 (in millions).

                                                            Stacktrain         Logistics           Other          Consolidated
                                                            ----------         ---------           -----          ------------
3 Months ended April 7, 2000
      Gross revenues....................................    $  203.1          $  109.5          $   (8.4)           $  304.2
      Net revenues .....................................        40.3              20.8                 -                61.1
      Income from operations ...........................        12.7               4.8                 -                17.5
      Interest expense, net ............................         8.0               1.0                 -                 9.0
      Tax expense ......................................         2.0               1.6                 -                 3.6
      Net income .......................................         2.7               2.2              (0.5)                4.4
      Depreciation and amortization.....................         1.8               1.1                 -                 2.9
      Capital expenditures .............................         0.2               0.4                 -                 0.6
      Total assets .....................................       406.1             164.0             (76.9)              493.2

3 Months ended April 2, 1999
      Gross revenues ...................................    $  163.6           $     -           $     -            $  163.6
      Net revenues .....................................        33.8                 -                 -                33.8
      Income from operations ...........................         7.6                 -                 -                 7.6
      Interest expense, net ............................           -                 -                 -                   -
      Tax expense ......................................         2.8                 -                 -                 2.8
      Net income .......................................         4.8                 -                 -                 4.8
      Depreciation and amortization.....................         1.8                 -                 -                 1.8
      Capital expenditures .............................           -                 -                 -                   -
      Total assets .....................................       170.7                 -                 -               170.7

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

Data in the Other column includes elimination of intercompany balances and subsidiary investment.

     For the three month period ended April 7, 2000, the Company had one customer that contributed more than 10% of the Company's total gross revenues. Total gross revenues of $42.8 million were generated by both reporting segments from Union Pacific.

ITEM 2. MANAGEMENT.S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Statements
----------------------------------

     This quarterly report on Form 10-Q contains certain forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve substantial risks and uncertainties relating to the Company that are based on the beliefs of management. When used in this Form 10-Q, the words "anticipate" "believe" "estimate" "expect" "intend" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current views of the Company with respect to the risks and uncertainties regarding the operations and the results of operations of the Company as well as its customers and suppliers, including the availability of consumer credit, interest rates, employment trends, changes in levels of consumer confidence, changes in consumer preferences, pricing pressures, shifts in market demand, and general economic conditions. In addition, the Company has acquired businesses in the past and may consider acquiring businesses in the future that provide complementary services. There can be no assurance that the businesses that the Company has acquired in the past and may acquire in the future can be successfully integrated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or estimates prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Results of Operations
---------------------

Three Months Ended April 7, 2000 Compared to Three Months Ended April 2, 1999
-----------------------------------------------------------------------------

     On January 13, 2000, pursuant to the terms of an asset purchase agreement, the Company acquired substantially all of the assets and assumed certain liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively "Conex"), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The results of operations of Conex for the first quarter of 2000 are included in the Company's logistics operating segment.

     The following table sets forth historical financial data for the Company comparing data for the three months ended April 7, 2000 and April 2, 1999.

                Financial Data Comparison by Reportable Segment
              Three Months Ended April 7, 2000 and April 2, 1999
                                 (in millions)

                                                          2000            1999          Change         % Change
                                                         -------         -------        ------         --------
Gross revenues
   Stacktrain.........................................   $ 203.1         $ 163.6        $ 39.5            24.1%
   Logistics..........................................     109.5               -         109.5             n/a
   Inter-segment elimination..........................      (8.4)              -          (8.4)            n/a
                                                         -------         -------        ------          ------
       Total..........................................     304.2           163.6         140.6            85.9

Cost of purchased transportation and services
   Stacktrain.........................................     162.8           129.8          33.0            25.4
   Logistics..........................................      88.7               -          88.7             n/a
   Inter-segment elimination..........................      (8.4)              -          (8.4)            n/a
                                                         -------         -------        ------          ------
       Total..........................................     243.1           129.8         113.3            87.3

Net revenues
   Stacktrain.........................................      40.3            33.8           6.5            19.2
   Logistics..........................................      20.8               -          20.8             n/a
                                                         -------         -------        ------          ------
       Total..........................................      61.1            33.8          27.3            80.8

Direct operating expenses
   Stacktrain.........................................      16.1            16.5          (0.4)           -2.4
   Logistics..........................................         -               -             -             n/a
                                                         -------         -------        ------          ------
       Total..........................................      16.1            16.5          (0.4)           -2.4

Selling, general & administrative expenses
   Stacktrain.........................................       9.7             7.9           1.8            22.8
   Logistics..........................................      14.9               -          14.9             n/a
                                                         -------         -------        ------          ------
       Total..........................................      24.6             7.9          16.7           211.4

Depreciation and amortization
   Stacktrain.........................................       1.8             1.8             -               -
   Logistics..........................................       1.1               -           1.1             n/a
                                                         -------         -------        ------          ------
       Total..........................................       2.9             1.8           1.1            61.1

Income from operations
   Stacktrain.........................................      12.7             7.6           5.1            67.1
   Logistics..........................................       4.8               -           4.8             n/a
                                                         -------         -------        ------          ------
       Total..........................................      17.5             7.6           9.9           130.3

Interest (income) expense, net........................       9.0               -           9.0             n/a
Income tax expense....................................       3.6             2.8           0.8            28.6

Minority interest.....................................       0.5               -           0.5             n/a

Net income............................................   $   4.4         $   4.8        $ (0.4)           -8.3


         Gross Revenues. Gross revenues increased $140.6 million, or 85.9%, for the three months ended April 7, 2000 compared to the three months ended April 2, 1999. Approximately $96.5 million, or 68.6%, of the increase was due to the acquisition of the logistics segment on May 28, 1999 and $13.0 million, or 9.2%, of the increase was due to the acquisition of Conex assets on January 13, 2000. The stacktrain segment increase of $39.5 million was due primarily to a $36.5 million, or 23.3%, increase in freight revenues driven by an overall container volume increase of 39,510 containers or 26.9%. This increase was partially offset by a 1.8% reduction in the average revenue per container resulting from mix changes. The volume increases were due to increased customer demand coupled with the addition of 1,500 53-foot containers during the fourth quarter of 1999. In addition, international business increased due to both growth among existing customers as well as the addition of a large new customer in the second quarter of 1999.

Other stacktrain segment revenues increased approximately $3.0 million due primarily to increased container per diem revenue generated by the additional containers received in the fourth quarter of 1999 coupled with higher traffic volumes and the management fees associated with the 1999 Stacktrain Services Agreement with APL Limited effective May 28, 1999.

     Net Revenues. Net revenues increased $27.3 million, or 80.8%, for the 2000 period compared to the 1999 period. The acquisition of the logistics segment accounted for $16.8 million, or 61.5%, of the increase, the acquisition of Conex assets accounted for $4.0 million, or 14.7%, of the increase and the stacktrain segment accounted for the remaining $6.5 million of the increase. Stacktrain cost of purchased transportation increased $33.0 million, or 25.4%, on container volume increases of 26.9%. The stacktrain segment gross margin declined to 19.8% in the 2000 period from 20.7% in the 1999 period due primarily to the significant traffic increase in the lower rated international business line.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the stacktrain segment, decreased $0.4 million, or 2.4%, in the 2000 period compared to the 1999 period. The decrease was due to a $1.8 million increase in railcar rental income in the 2000 period resulting from the Company's qualification for participation in the Association of American Railroad interchange rules and income collection procedures. Partially offsetting the rental income was increased equipment lease and maintenance expenses of approximately $1.4 million as a result of the expansion of the fleet of containers and chassis reduced by lower rates under the new Equipment Services Agreement entered into January 1, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.7 million, or 211.4%, in the 2000 period compared to the 1999 period. The acquisition of the logistics segment accounted for $12.7 million, or 76.0%, of the increase, the acquisition of Conex assets accounted for an additional $2.2 million, or 13.2%, of the increase and the stacktrain segment accounted for $1.8 million, or 10.8%, of the increase. The increase in stacktrain costs was due primarily to higher information technology costs now under contract with APL Limited.

     Depreciation and amortization. Depreciation and amortization expenses increased $1.1 million, or 61.1%, for the 2000 period compared to the 1999 period. The acquisition of the logistics segment including $0.3 million related to the acquisition of Conex assets accounted for all of the increase in this category. Depreciation expense was $1.8 million and $1.7 million and amortization expense was $1.1 million and $0.1 million for the 2000 period and 1999 period, respectively. The increase in amortization was due to the amortization of goodwill associated with the acquisition of the logistics segment on May 28, 1999 as well as the acquisition of Conex assets on January 13, 2000.

     Income From Operations. Income from operations increased $9.9 million, or 130.3%, from $7.6 million in the 1999 period to $17.5 million in the 2000 period. The acquisition of the logistics segment accounted for $3.2 million of the increase, the acquisition of Conex assets accounted for $1.6 million of the increase and the stacktrain segment accounted for $5.1 million of the increase. The stacktrain segment increase was due primarily to the 26.9% increase in container volumes for the 2000 period coupled with higher railcar rental income associated with the re-marking of the Company's railcars.

     Interest Expense. Interest expense increased by $9.0 million for the 2000 period compared to the 1999 period due to the issuance of $150 million of senior subordinated notes and borrowing $135 million under the term loan portion of the credit facility on May 28, 1999 to fund the recapitalization of the Company and the acquisition of the logistics segment. In addition, $15 million was borrowed from the Company's revolving credit facility and a $5 million 8% subordinated note was issued to Conex shareholders to fund the acquisition of Conex assets on January 13, 2000.

     Income Tax Expense. Income tax expense increased by $0.8 million from $2.8 million in the 1999 period to $3.6 million in the 2000 period due to higher pre-tax income in the 2000 period and effects of the Company using tax rates applicable to filing its own separate returns.

     Net Income. Net income decreased $0.4 million, or 8.3%, from $4.8 million in the 1999 period to $4.4 million in the 2000 period. The stacktrain segment accounted for a $2.1 million decline in net income and minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the logistics segment) accounted for $0.5 million of the decline. These decreases in net income were partially offset by the acquisition of the logistics segment including Conex that accounted for an increase in net income of $2.2 million. The stacktrain segment decrease was due primarily to the increase in interest expense, partially offset by increased income from operations as a result of increased container volumes during the 2000 period.

Liquidity and Capital Resources
-------------------------------

     Cash provided by (used in) operating activities for the three months ended April 7, 2000 was $(0.1) million compared to $1.5 million for the three months ended April 2, 1999. The increased use of cash for the 2000 period was due primarily to interest payments of $4.4 million during the quarter and the net change in accounts receivable and payable, partially offset by the increased income from operations associated with the stacktrain segment traffic volume increase and the acquisition of the logistics segment and Conex. Cash generated from operating activities is typically used for seasonal working capital purposes, to fund capital expenditures and for acquisitions. The Company had a working capital deficit of $8.7 million at April 7, 2000 compared to a deficit of $33.8 million at April 2, 1999, an improvement of $25.1 million due primarily to the elimination of intercompany funding procedures used prior to the recapitalization on May 28, 1999.

     Cash flows used in investing activities were $27.0 million and $0.0 million for the 2000 period and 1999 period, respectively. On January 13, 2000, the Company acquired Conex assets for $26.4 million in cash and issued common stock and a subordinated note as described below. The Company had capital expenditures of $0.6 million during the 2000 period.

     Cash flows provided by (used in) financing activities were $14.9 million and $(1.5) million for the 2000 period and 1999 period, respectively. Prior to the Company's recapitalization on May 28, 1999, any excess cash generated from or used for operating or investing activities was remitted to or received from APL Limited, the former parent, through participation in the cash management plan. During the first three months of 1999, a net intercompany repayment of $1.5 million was made to APL Limited. Management of the Company exercised options to purchase 297,373 shares of Pacer International, Inc. common stock for total proceeds of $0.4 million during the first quarter. The proceeds were used to repay notes payable to management which were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes.

     In connection with the acquisition of Conex assets, the Company borrowed $15 million from the revolving credit facility expiring in 2004, issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due 2003 and issued Conex shareholders $6.0 million in Pacer International, Inc. common stock.

     The Company repaid $7.0 million of the revolving credit facility, $0.3 million of the Company's $135 million term loan facility, $0.4 million of notes payable to management and $0.1 million of capital lease obligations during the first quarter of 2000. On April 7, 2000, the interest rates on the revolving credit facility and term loan facility were 10.5% and 9.2%, respectively. Interest on the 8.0% $5.0 million subordinated note is payable semi-annually on each January 31 and July 31 beginning July 31, 2000.

     The revolving and term loan credit facilities are generally guaranteed by all of the Company's existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on its properties and assets. At April 7, 2000, the Company had $92 million available under the revolving credit facility. These credit agreements contain certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At April 7, 2000, the Company was in compliance with these covenants.

     Based upon the current level of operations and anticipated growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet the Company's liquidity needs for the next five years, although no assurance can be given in this regard.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Note 6 to the Notes to Condensed Consolidated Financial Statements.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit No.      Description
              -----------      -----------

                  10 Equipment Services Agreement dated December 31, 1999 by and among Transamerica Leasing, Inc., Pacer Logistics, Inc. and Pacer International, Inc.

                  27           Financial Data Schedule

         (b) During the three months ended April 7, 2000, two reports on Form 8-K were filed by the Company:

              1. Current Report on Form 8-K filed January 28, 2000 reporting the January 13, 2000 acquisition of substantially all of the assets and assumption of certain liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc., (collectively "Conex).

              2. Current Report on Form 8-K/A filed March 28, 2000 reporting the audited combined financial statements of Conex pursuant to Rule 3.05(a) of Regulation S-X and the unaudited consolidated pro forma financial statements of Pacer International, Inc. including Conex pursuant to Article 11 of Regulation S-X.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 PACER INTERNATIONAL, INC.


Date: May 15, 2000                                 By:  /s/ L.C. Yarberry
      ------------                                     -------------------
                                                    Vice President - Finance
                                                   (Principal Financial Officer)

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX



     Exhibit No.          Description
     -----------          -----------------------------------------------------
         10               Equipment Services Agreement, dated December 31, 1999
                          by and Among Transamerica Leasing, Inc., Pacer
                          Logistics, Inc. and Pacer International, Inc.

         27               Financial Data Schedule