Form 10-Q
period 2000-06-30
PACER INTERNATIONAL INC/TN
filed 2000-08-11
CIK 1091735

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2000

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the transition period from ________________ to ________________


                       Commission file number 333-85041


                           PACER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

       Tennessee                                            62-0935669
-----------------------                                     ----------
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

                                Yes  X   No ___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding
              Class                                    at August 9, 2000
--------------------------------------                 -----------------
Common stock, $.01 par value per share                 11,037,373 shares

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FISCAL QUARTER ENDED JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                                              Page
                                                                                          ------------
Part 1.   Financial Information
          Item 1.  Condensed Consolidated Financial Statements (Unaudited):
                   Condensed Consolidated Balance Sheets..........................             3
                   Condensed Consolidated Statements of Operations................             4
                   Condensed Consolidated Statements of Stockholders' Equity......             5
                   Condensed Consolidated Statements of Cash Flows................             6
                   Notes to Condensed Consolidated Financial Statements...........             7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations......................................            11

Part 2.  Other Information
          Item 1.  Legal Proceedings..............................................            19
          Item 6.  Exhibits and Reports on Form 8-K ..............................            19
          Signatures..............................................................            20
          Exhibit Index...........................................................            21

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                    June 30, 2000             December 31, 1999
                                                                                  -----------------         ---------------------
                                                                                                 (In millions)
                                 ASSETS
Current assets
  Cash and cash equivalents..............................................                   $     -                       $  12.2
  Accounts receivable, net of allowances of $4.3 million and $3.0
        million, respectively............................................                     141.6                         114.7
  Accounts receivable from APL...........................................                       3.0                          39.6
  Prepaid expenses and other.............................................                       4.3                           2.9
  Deferred income taxes..................................................                       4.4                           4.4
                                                                                  -----------------         ---------------------
   Total current assets..................................................                     153.3                         173.8
                                                                                  -----------------         ---------------------

Property and equipment
  Property and equipment at cost.........................................                      64.2                          61.8
  Accumulated depreciation...............................................                     (14.6)                        (11.4)
                                                                                  -----------------         ---------------------
   Property and equipment, net...........................................                      49.6                          50.4
                                                                                  -----------------         ---------------------
Other assets
  Goodwill, net..........................................................                     173.3                         143.1
  Deferred income taxes..................................................                      73.0                          75.7
  Other assets...........................................................                      10.5                          12.0
                                                                                  -----------------         ---------------------
   Total other assets....................................................                     256.8                         230.8
                                                                                  -----------------         ---------------------
Total assets.............................................................                   $ 459.7                       $ 455.0
                                                                                  =================         =====================

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt and capital leases................                   $   1.4                       $   1.5
  Accounts payable and accrued liabilities...............................                     147.1                         176.0
                                                                                  -----------------         ---------------------
   Total current liabilities.............................................                     148.5                         177.5
                                                                                  -----------------         ---------------------
Long-term liabilities
  Long-term debt and capital leases......................................                     299.3                         282.9
  Other..................................................................                       1.7                           2.9
                                                                                  -----------------         ---------------------
   Total long-term liabilities...........................................                     301.0                         285.8
                                                                                  -----------------         ---------------------
Total liabilities........................................................                     449.5                         463.3
                                                                                  -----------------         ---------------------
Minority interest - exchangeable preferred stock.........................                      24.2                          23.4
                                                                                  -----------------         ---------------------
Commitments and contingencies (Note 6)...................................
Stockholders' equity
  Preferred stock:  $0.01 par value, 1,000,000 shares
     authorized, none outstanding........................................                         -                             -
  Common stock:  $0.01 par value, 20,000,000 shares
     authorized, 11,037,373 and 10,440,000 issued and
     outstanding at June 30, 2000 and December 31,
     1999, respectively..................................................                       0.1                           0.1
  Additional paid-in-capital.............................................                     110.7                         104.3
  Retained earnings (accumulated deficit)................................                    (124.8)                       (136.1)
                                                                                  -----------------         ---------------------
   Total stockholders' equity (deficit) .................................                     (14.0)                        (31.7)
                                                                                  -----------------         ---------------------
Total liabilities and equity.............................................                   $ 459.7                       $ 455.0
                                                                                  =================         =====================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended                 Six Months Ended
                                                      ------------------------------    ------------------------------
                                                      June 30, 2000    June 25, 1999    June 30, 2000    June 25, 1999
                                                      -------------    -------------    -------------    -------------
                                                                               (in millions)
Gross revenues......................................         $294.9           $195.1           $599.1           $358.7
Cost of purchased transportation and services.......          233.7            156.7            476.8            286.5
                                                      -------------    -------------    -------------    -------------
  Net revenues .....................................           61.2             38.4            122.3             72.2
                                                      -------------    -------------    -------------    -------------

Operating expenses:
  Direct operating expenses.........................           14.4             14.5             30.5             31.0
  Selling, general and administrative expenses......           24.1             11.0             48.7             18.9
  Depreciation and amortization.....................            2.6              1.8              5.5              3.6
                                                      -------------    -------------    -------------    -------------
  Total operating expenses .........................           41.1             27.3             84.7             53.5
                                                      -------------    -------------    -------------    -------------

Income from operations..............................           20.1             11.1             37.6             18.7
                                                      -------------    -------------    -------------    -------------

Interest expense (income), net......................            7.5              2.4             16.5              2.4
                                                      -------------    -------------    -------------    -------------

Income before income taxes and minority interest....           12.6              8.7             21.1             16.3
                                                      -------------    -------------    -------------    -------------

Income taxes or charge in lieu of income taxes......            5.3              3.3              8.9              6.1
Minority interest...................................            0.4              0.1              0.9              0.1
                                                      -------------    -------------    -------------    -------------

Net income..........................................         $  6.9           $  5.3           $ 11.3           $ 10.1
                                                      =============    =============    =============    =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2000
                                  (Unaudited)
                                 (in millions)

                                            Common Stock
                                          ----------------    Additional    Retained Earnings          Total
                                          No. of               Paid-in         (Accumulated        Stockholders'
                                          Shares    Amount     Capital           Deficit)         Equity(Deficit)
                                          ------    ------    ----------    -----------------     --------------
December 31, 1999.....................      10.4      $0.1        $104.3              $(136.1)            $(31.7)
Issuance of Common Stock for
     Acquisitions.....................       0.3         -           6.0                    -                6.0
Issuance of Common Stock for
     Exercise of Options .............       0.3         -           0.4                    -                0.4
Net Income ...........................         -         -             -                 11.3               11.3
                                          ------    ------    ----------    -----------------     --------------
June 30, 2000.........................      11.0      $0.1        $110.7              $(124.8)            $(14.0)
                                          ======    ======    ==========    =================     ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                        -----------------------------------------
                                                                                        June 30, 2000               June 25, 1999
                                                                                        -------------               -------------
                                                                                                      (in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income .....................................................................               $ 11.3                     $  10.1
                                                                                        -------------               -------------
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
     Depreciation and amortization .............................................                  5.5                         3.6
     Deferred income taxes .....................................................                  2.7                         0.4
     Changes in current assets and liabilities:
         Trade and other receivables ...........................................                (17.4)                      (16.8)
         Prepaid expenses and other current assets .............................                 (1.3)                       (3.6)
         Accounts payable and accrued liabilities ..............................                 (4.6)                        9.8
         Other..................................................................                  1.4                           -
                                                                                        -------------               -------------
            Net cash provided by (used in) operating
             activities ........................................................                 (2.4)                        3.5
                                                                                        -------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired .....................................                (26.4)                     (111.3)
Capital expenditures ...........................................................                 (2.0)                       (0.1)
Proceeds from sales of property and equipment ..................................                  0.1                        39.6
                                                                                        -------------               -------------
            Net cash used in investing
             activities ........................................................                (28.3)                      (71.8)
                                                                                        -------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances ........................................                  7.2                        (2.0)
Proceeds of long-term debt, net of costs........................................                 15.0                       277.5
Proceeds from issuance of common stock .........................................                  0.4                       104.4
Distribution to APL and recap costs.............................................                    -                      (310.2)
Debt, revolver and capital lease obligation repayment ..........................                 (4.1)                          -
                                                                                        -------------               -------------
            Net cash provided by financing
             activities ........................................................                 18.5                        69.7
                                                                                        -------------               -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS.........................................                (12.2)                        1.4

CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD ................................................................                 12.2                           -
                                                                                        -------------               -------------

CASH AND CASH EQUIVALENTS - END OF
         PERIOD ................................................................               $    -                     $   1.4
                                                                                        =============               =============


DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
         Issuance of  Common Stock .............................................               $  6.0                     $     -
         Issuance of 8.0% subordinated note ....................................               $  5.0                     $     -
         Issuance of Exchangeable Preferred Stock ..............................               $    -                     $  24.3
         Issuance of note payable to management ................................               $    -                     $   0.4

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The unaudited interim financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and June 25, 1999 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. The amounts for the Statement of Operations for the three and six month periods ended June 25, 1999 and amounts for the Statement of Cash Flows for the six month period ended June 25, 1999 include amounts which were derived from the unaudited financial statements of American President Lines Stacktrain Services, a division of APL Land Transport Services, Inc., the predecessor company. As of May 28, 1999 APL Land Transport Services, Inc. was recapitalized and renamed Pacer International, Inc. (the "Company"). These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 31,1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

     The consolidated financial statements as of and for the six months ended June 30, 2000 include the accounts of the Company and its subsidiary, Pacer Logistics, Inc., acquired May 28, 1999 and Conex assets (as defined below) acquired January 13, 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

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


NOTE 2.  ACQUISITION OF CONEX ASSETS

     On January 13, 2000 the Company acquired substantially all of the assets and assumed certain liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively "Conex"), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The purchase price was $37.4 million. The Company paid approximately $26.4 million in cash, issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million and issued Conex shareholders 300,000 shares (valued in the aggregate at $6.0 million) of common stock of Pacer International, Inc.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

     Pro forma results of operations, giving effect to the Company's acquisition of Conex assets (and the Company's recapitalization and acquisition of Pacer Logistics which occurred on May 28, 1999) at the beginning of each period presented is as follows:

                                                                            Six Months Ended           Six Months Ended
                                                                                June 30,                   June 25,
                                                                                  2000                       1999
                                                                            ----------------           ----------------
Gross revenues ......................................................            $599.1                      $526.7
Income before extraordinary items ...................................            $ 11.3                      $  8.5
Net income ..........................................................            $ 11.3                      $  8.5

NOTE 3.  LONG-TERM DEBT

     At June 30, 2000, the Company had $88.0 million available under the $100
million revolving credit facility expiring in 2004.   At June 30, 2000, the
interest rate on the revolving credit facility was 8.9%.

     The Company also made a scheduled term loan repayment of $0.3 million during the second quarter of 2000.

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

     In April, the Company transferred the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in the Company's balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. The Company continues to handle APL Limited's international traffic under contract for the annual management fee.

     In April 2000, the Company repaid $371,891 in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

NOTE 5.  PENSION PLANS AND STOCK OPTION PLANS

     During the first quarter of 2000, certain members of senior management exercised 287,373 options to purchase Pacer International, Inc. common stock at an average purchase price of $1.22 per share, exercised 10,000 options at $10.00 per share and forfeited 90,000 options. The proceeds of these transactions were used to repay the notes payable as discussed above in Note 4 and for general corporate purposes. In addition, the Company granted an additional 36,500 options to management personnel to purchase Pacer International, Inc. common stock at an exercise price of $20.00 per share.

     During the second quarter of 2000, 181,004 options were forfeited due to employee resignations and 167,000 options were granted to management personnel to purchase Pacer International, Inc. common stock (45,000 shares at $20.00 per share and 122,000 shares at $25.00 per share).

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 6.  CONTINGENCIES

     The Company is party to various legal proceedings, claims and assessments arising in the normal course of its business activities.

     In June 1995, APL Limited, the Company's former parent, sold the assets of its trucking company, American President Trucking ("APT") to Burlington Motor Carriers ("BMC"). The sale included the sublease of terminal real estate to BMC and the sublease of tractor units to Stoops Freightliner, which in turn entered into a use agreement with BMC. BMC and the Company entered into a service agreement whereby the Company guaranteed certain levels of traffic to BMC.
Under new ownership from a 1995 bankruptcy proceeding, BMC advised APL Limited and the Company that it believed the Company breached the service agreement when APL Limited sold its Distribution Services unit, and demanded $0.8 million in compensation. The Company disputed the claim. BMC and Stoops Freightliner filed subsequent complaints in BMC bankruptcy proceedings demanding unspecified damages. APL Limited and the Company filed motions to dismiss both complaints, which were granted on November 13, 1998. Stoops did not appeal; BMC did. The appellate court upheld part of the decision and reversed part of the decision and encouraged the parties to engage in settlement discussions. In early February 2000, APL Limited offered $200,000 in settlement of all claims; BMC countered with a demand of $1.2 million. APL Limited rejected that offer and reiterated its $200,000 offer in early April. BMC has subsequently filed an amended complaint and served discovery on the defendants. The Company and APL Limited have not yet answered the amended complaint. The Company and APL Limited are considering whether to file a further summary judgment motion based upon the appellate court's ruling and expect to engage in further settlement discussions. The Company does not believe that the ultimate outcome, if unfavorable, will have a material adverse impact on the financial position or results of operations of the Company, and has not reserved for this contingency.

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., are named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers' earnings. The defendants have entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. On January 14, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The Court found that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, the Company's retention on its liability policy was $250,000. The court has tentatively ordered that restitution be paid for this omission, which in the worst case is well below the agreed upon high of $1.75 million. Ultimately, an appeal is likely to be filed by class counsel on the entire decision. On August 4, 2000 a hearing was re-convened before a three judge panel to determine how much money, if any, is due to the driver class for restitution. A decision is expected within two weeks. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position or results of operations.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 7.  SEGMENT INFORMATION

     The Company has two reportable segments, the Stacktrain segment and the Logistics segment, which have separate management teams and offer different but related products and services. The Stacktrain segment provides intermodal rail service in North America by selling intermodal service to shippers while buying space on intermodal rail trains. The large majority of business is conducted domestically, with services in Mexico and Canada. Customers include intermodal marketers who serve customers in various industries as well as the ocean carrier industry. The Logistics segment compliments the Stacktrain segment by offering marketing, freight handling, truck and local pickup and delivery services.
Prior to May 28, 1999, the Company had only one reportable segment, the Stacktrain segment.

     The following table presents reportable segment information for the three and six months ended June 30, 2000 and June 25, 1999 (in millions). The 1999 data for the Logistics segment in the tables below contain only one month of data since acquisition on May 28, 1999.

                                               Stacktrain               Logistics                Other                Consolidated
                                          -------------------     -------------------     -----------------      ------------------
3 Months ended June 30, 2000
      Gross revenues ......................            $188.7                  $114.4                $ (8.2)                 $294.9
      Net revenues.........................              38.8                    22.4                     -                    61.2
      Income from operations ..............              14.0                     6.1                     -                    20.1
      Interest expense, net................               4.5                     3.0                     -                     7.5
      Tax expense..........................               4.0                     1.3                     -                     5.3
      Net income...........................               5.5                     1.8                  (0.4)                    6.9
      Depreciation and amortization .......               1.5                     1.1                     -                     2.6
      Capital expenditures ................               0.2                     1.2                     -                     1.4
      Total assets.........................             372.2                   164.9                 (77.4)                  459.7

3 Months ended June 25, 1999
      Gross revenues ......................            $163.3                  $ 34.4                $ (2.6)                 $195.1
      Net revenues.........................              32.9                     5.5                     -                    38.8
      Income from operations ..............               9.6                     1.5                     -                    11.1
      Interest expense, net................               1.8                     0.6                     -                     2.4
      Tax expense..........................               3.0                     0.3                     -                     3.3
      Net income...........................               5.0                     0.4                  (0.1)                    5.3
      Depreciation and amortization .......               1.5                     0.3                     -                     1.8
      Capital expenditures ................                 -                     0.1                     -                     0.1
      Total assets.........................             370.1                   125.5                 (63.3)                  432.3

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)


                                               Stacktrain               Logistics                Other               Consolidated
                                            -----------------       -----------------       ---------------        ----------------
6 Months ended June 30, 2000
      Gross revenues ......................            $391.8                  $223.9                $(16.6)              $599.1
      Net revenues.........................              79.1                    43.2                     -                122.3
      Income from operations ..............              26.7                    10.9                     -                 37.6
      Interest expense, net................              12.5                     4.0                     -                 16.5
      Tax expense..........................               6.0                     2.9                     -                  8.9
      Net income...........................               8.2                     4.0                  (0.9)                11.3
      Depreciation and amortization .......               3.3                     2.2                     -                  5.5
      Capital expenditures ................               0.4                     1.6                     -                  2.0
      Total assets.........................             372.2                   164.9                 (77.4)               459.7

6 Months ended June 25, 1999
      Gross revenues ......................            $326.9                  $ 34.4                $ (2.6)              $358.7
      Net revenues.........................              66.7                     5.5                     -                 72.2
      Income from operations ..............              17.2                     1.5                     -                 18.7
      Interest expense, net................               1.8                     0.6                     -                  2.4
      Tax expense..........................               5.8                     0.3                     -                  6.1
      Net income...........................               9.8                     0.4                  (0.1)                10.1
      Depreciation and amortization .......               3.3                     0.3                     -                  3.6
      Capital expenditures ................                 -                     0.1                     -                  0.1
      Total assets.........................             370.1                   125.5                 (63.3)               432.3

Data in the "Other" column includes elimination of intercompany balances and subsidiary investment.

     For the six month period ended June 30, 2000, the Company had one customer that contributed more than 10% of the Company's total gross revenues. Total gross revenues of $79.1 million were generated by both reporting segments from Union Pacific.


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

Results of Operations
---------------------

     Certain amounts in the "% Change" column in the tables below are not comparable ("n/c") because the 1999 amounts include only one month of Logistics segment data (since acquisition on May 28, 1999) and do not include Conex data acquired January 13, 2000. Amounts for the Logistics segment for the 2000 periods include the results of the Conex assets unless specified otherwise. See
Note 2.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 25, 1999
-----------------------------------------------------------------------------

     The following table sets forth historical financial data for the Company comparing data for the three months ended June 30, 2000 and June 25, 1999.

                Financial Data Comparison by Reportable Segment
              Three Months Ended June 30, 2000 and June 25, 1999
                                 (in millions)

                                                                   2000          1999          Change        % Change
                                                                  ------        ------         ------        --------
Gross revenues
   Stacktrain........................................             $188.7        $163.3         $25.4           15.6%
   Logistics.........................................              114.4          34.4          80.0            n/c
   Inter-segment elimination.........................               (8.2)         (2.6)         (5.6)           n/c
                                                                  ------        ------         ------        --------
   Total.............................................              294.9         195.1          99.8           51.2

Cost of purchased transportation and services
   Stacktrain........................................              149.9         130.4          19.5           15.0
   Logistics.........................................               92.0          28.9          63.1            n/c
   Inter-segment elimination.........................               (8.2)         (2.6)         (5.6)           n/c
                                                                  ------        ------         ------        --------
   Total.............................................              233.7         156.7          77.0           49.1

Net revenues
   Stacktrain........................................               38.8          32.9           5.9           17.9
   Logistics.........................................               22.4           5.5          16.9            n/c
                                                                  ------        ------         ------        --------
   Total.............................................               61.2          38.4          22.8           59.4

Direct operating expenses
   Stacktrain........................................               14.4          14.5          (0.1)          -0.7
   Logistics.........................................                  -             -             -              -
                                                                  ------        ------         ------        --------
   Total.............................................               14.4          14.5          (0.1)          -0.7

Selling, general & administrative expenses
   Stacktrain........................................                8.9           7.3           1.6           21.9
   Logistics.........................................               15.2           3.7          11.5            n/c
                                                                  ------        ------         ------        --------
   Total.............................................               24.1          11.0          13.1          119.1

Depreciation and amortization
   Stacktrain........................................                1.5           1.5             -              -
   Logistics.........................................                1.1           0.3           0.8            n/c
                                                                  ------        ------         ------        --------
   Total.............................................                2.6           1.8           0.8           44.4

Income from operations
   Stacktrain........................................               14.0           9.6           4.4           45.8
   Logistics.........................................                6.1           1.5           4.6            n/c
                                                                  ------        ------         ------        --------
   Total.............................................               20.1          11.1           9.0           81.1

Interest (income) expense, net.......................                7.5           2.4           5.1            n/c
Income tax expense ..................................                5.3           3.3           2.0           60.6

Minority interest....................................                0.4           0.1           0.3            n/c

Net income...........................................             $  6.9        $  5.3         $ 1.6           30.2

     Gross Revenues. Gross revenues increased $99.8 million, or 51.2%, for the three months ended June 30, 2000 compared to the three months ended June 25, 1999. Approximately $66.3 million, or 66.4%, of the increase was due to the acquisition of the Logistics segment (excluding Conex assets) on May 28, 1999 and $13.7 million, or 13.7%, of the increase was due to the acquisition of Conex assets on January 13, 2000. The Stacktrain segment increase of $25.4 million was due primarily to a $24.0 million, or 15.3%, increase in freight revenues driven by an overall container volume increase of 23,173 containers or 15.8%. This volume increase was partially offset by a 0.4% reduction in the average freight revenue per container resulting primarily from mix changes. Mitigating the revenue per container reduction was a 3% fuel surcharge implemented on domestic traffic during the second quarter to defray rail fuel cost increases. The volume increases were due to increased customer demand coupled with the addition of 1,500 53-foot containers during the fourth quarter of 1999 and 1,025 containers during the first six months of 2000. In addition, international business increased due to both growth among existing customers as well as the addition of a large new customer in the second quarter of 1999. Automotive shipments continued strong for the quarter with seasonal plant shutdowns and re-tooling not beginning until early in the third quarter. Other Stacktrain segment revenues increased approximately $1.4 million due primarily to increased container per diem revenue generated by the additional containers received in the fourth quarter of 1999 and the first half of 2000 coupled with higher traffic volumes, and management fees associated with the 1999 Stacktrain Services Agreement with APL Limited effective May 28, 1999.

     Net Revenues. Net revenues increased $22.8 million, or 59.4%, for the 2000 period compared to the 1999 period. The acquisition of the Logistics segment (excluding Conex assets) accounted for $12.4 million, or 54.4%, of the increase, the acquisition of Conex assets accounted for $4.5 million, or 19.7%, of the increase and the Stacktrain segment accounted for the remaining $5.9 million of the increase. Stacktrain cost of purchased transportation increased $19.5 million, or 15.0%, on container volume increases of 15.8%. The Stacktrain segment gross margin increased to 20.6% in the 2000 period from 20.1% in the 1999 period due primarily to reduced drayage costs associated with improved train blocking and loading procedures as a result of the Intermodal Transportation Agreement with CSX Intermodal, Inc. entered into effective January 1, 2000.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the Stacktrain segment, decreased $0.1 million, or 0.7%, in the 2000 period compared to the 1999 period. The decrease was due to a $2.1 million increase in railcar rental income in the 2000 period resulting from the Company's qualification for participation in the Association of American Railroad interchange rules and income collection procedures. Offsetting the rental income was increased equipment lease and maintenance expenses of approximately $2.0 million as a result of the expansion of the fleet of containers and chassis reduced by lower rates under the new Equipment Services Agreement with Transamerica Leasing, Inc. entered into January 1, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.1 million, or 119.1%, in the 2000 period compared to the 1999 period. The acquisition of the Logistics segment (excluding Conex assets) accounted for $9.2 million, or 70.2%, of the increase, the acquisition of Conex assets accounted for an additional $2.3 million, or 17.6%, of the increase and the Stacktrain segment accounted for $1.6 million, or 12.2%, of the increase. The increase in stacktrain costs was due primarily to higher information technology costs now under contract with APL Limited as well as an increase in headcount since the 1999 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999.

     Depreciation and amortization. Depreciation and amortization expenses increased $0.8 million, or 44.4%, for the 2000 period compared to the 1999 period. The acquisition of the Logistics segment including $0.3 million related to the acquisition of Conex assets accounted for all of the increase in this category. Depreciation expense was $1.6 million and $1.4 million and amortization expense was $1.0 million and $0.4 million for the 2000 period and 1999 period, respectively. The increase in amortization was due to the amortization of goodwill associated with the acquisition of the Logistics segment on May 28, 1999 as well as the acquisition of Conex assets on January 13, 2000.

     Income From Operations. Income from operations increased $9.0 million, or 81.1%, from $11.1 million in the 1999 period to $20.1 million in the 2000 period. The acquisition of the Logistics segment (excluding Conex assets) accounted for $2.5 million of the increase, the acquisition of Conex assets accounted for $2.1 million of the increase and the Stacktrain segment accounted for $4.4 million of the increase. The Stacktrain segment increase was due primarily to the 15.8% increase in container volumes for the 2000 period coupled with higher railcar rental income resulting from the Company's qualification for participation in the Association of American Railroad interchange rules and income collection procedures.

     Interest Expense. Interest expense increased by $5.1 million for the 2000 period compared to the 1999 period due to the issuance of $150 million of senior subordinated notes and borrowing $135 million under the term loan portion of the credit facility on May 28, 1999 to fund the recapitalization of the Company and the acquisition of the Logistics segment. In addition, $15 million was borrowed from the Company's revolving credit facility and a $5 million 8% subordinated note was issued to Conex shareholders to fund the acquisition of Conex assets on January 13, 2000.

     Income Tax Expense. Income tax expense increased by $2.0 million from $3.3 million in the 1999 period to $5.3 million in the 2000 period due to higher pre-tax income in the 2000 period and higher applicable tax rates.

     Net Income. Net income increased $1.6 million, or 30.2%, from $5.3 million in the 1999 period to $6.9 million in the 2000 period. The Logistics segment including Conex assets accounted for $1.4 million of the increase and the Stacktrain segment accounted for $0.5 million of the increase. These increases were due to increased income from operations partially offset by increased interest and tax expense. Additionally, an increase in minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the Logistics segment) of $0.3 million partially offset the net income increase.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 25, 1999
-------------------------------------------------------------------------

     The following table sets forth historical financial data for the Company comparing data for the six months ended June 30, 2000 and June 25, 1999.

                Financial Data Comparison by Reportable Segment
               Six Months Ended June 30, 2000 and June 25, 1999
                                 (in millions)

                                                                   2000          1999          Change         % Change
                                                                  ------        ------         ------         --------
Gross revenues
   Stacktrain............................................         $391.8        $326.9         $ 64.9             19.9%
   Logistics.............................................          223.9          34.4          189.5              n/c
   Inter-segment elimination.............................          (16.6)         (2.6)         (14.0)             n/c
                                                                  ------        ------         ------         --------
   Total.................................................          599.1         358.7          240.4             67.0

Cost of purchased transportation and services
   Stacktrain............................................          312.7         260.2           52.5             20.2
   Logistics.............................................          180.7          28.9          151.8              n/c
   Inter-segment elimination.............................          (16.6)         (2.6)         (14.0)             n/c
                                                                  ------        ------         ------         --------
   Total.................................................          476.8         286.5          190.3             66.4

Net revenues
   Stacktrain............................................           79.1          66.7           12.4             18.6
   Logistics.............................................           43.2           5.5           37.7              n/c
                                                                  ------        ------         ------         --------
   Total.................................................          122.3          72.2           50.1             69.4

Direct operating expenses
   Stacktrain............................................           30.5          31.0           (0.5)            -1.6
   Logistics.............................................              -             -              -                -
                                                                  ------        ------         ------         --------
   Total.................................................           30.5          31.0           (0.5)            -1.6

Selling, general & administrative expenses
   Stacktrain............................................           18.6          15.2            3.4             22.4
   Logistics.............................................           30.1           3.7           26.4              n/c
                                                                  ------        ------         ------         --------
   Total.................................................           48.7          18.9           29.8            157.7

Depreciation and amortization
   Stacktrain............................................            3.3           3.3              -                -
   Logistics.............................................            2.2           0.3            1.9              n/c
                                                                  ------        ------         ------         --------
   Total.................................................            5.5           3.6            1.9             52.8

Income from operations
   Stacktrain............................................           26.7          17.2            9.5             55.2
   Logistics.............................................           10.9           1.5            9.4              n/c
                                                                  ------        ------         ------         --------
   Total.................................................           37.6          18.7           18.9            101.1

Interest (income) expense, net...........................           16.5           2.4           14.1              n/c
Income tax expense ......................................            8.9           6.1            2.8             45.9

Minority interest........................................            0.9           0.1            0.8              n/c

Net income...............................................         $ 11.3        $ 10.1         $  1.2             11.9

     Gross Revenues. Gross revenues increased $240.4 million, or 67.0%, for the six month period ended June 30, 2000 compared to the six month period ended June 25, 1999. Approximately $162.8 million, or 67.7%, of the increase was due to the acquisition of the Logistics segment (excluding Conex assets) on May 28, 1999 and $26.7 million, or 11.1%, of the increase was due to the acquisition of Conex assets on January 13, 2000. The Stacktrain segment increase of $64.9 million was due primarily to a $60.4 million, or 19.3%, increase in freight revenues driven by an overall container volume increase of 62,683 containers or 21.4%. This volume increase was partially offset by a 1.1% reduction in the average freight revenue per container resulting primarily from mix changes. Mitigating the revenue per container reduction was a 3% fuel surcharge implemented on domestic traffic during the second quarter to defray rail fuel cost increases. The volume increases were due to increased customer demand coupled with the addition of 1,500 53-foot containers during the fourth quarter of 1999 and 1,025 containers during the first six months of 2000. In addition, international business increased due to both growth among existing customers as well as the addition of a large new customer in the second quarter of 1999. Automotive shipments continued strong for the 2000 period with seasonal plant shutdowns and re-tooling not beginning until early in the third quarter. Other Stacktrain segment revenues increased approximately $4.5 million due primarily to increased container per diem revenue generated by the additional containers received in the fourth quarter of 1999 and the first half of 2000 coupled with higher traffic volumes, and the management fees associated with the 1999 Stacktrain Services Agreement with APL Limited effective May 28, 1999.

     Net Revenues. Net revenues increased $50.1 million, or 69.4%, for the 2000 period compared to the 1999 period. The acquisition of the Logistics segment (excluding Conex assets) accounted for $29.2 million, or 58.3%, of the increase, the acquisition of Conex assets accounted for $8.5 million, or 17.0%, of the increase and the Stacktrain segment accounted for the remaining $12.4 million of the increase. Stacktrain cost of purchased transportation increased $52.5 million, or 20.2%, on container volume increases of 21.4%. The stacktrain segment gross margin declined to 20.2% in the 2000 period from 20.4% in the 1999 period due primarily to the significant traffic increase in the lower rated international business line partially offset by reduced drayage costs associated with improved train blocking and loading procedures as a result of the Intermodal Transportation Agreement with CSX Intermodal, Inc. entered into effective January 1, 2000.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the Stacktrain segment, decreased $0.5 million, or 1.6%, in the 2000 period compared to the 1999 period. The decrease was due to a $4.0 million increase in railcar rental income in the 2000 period resulting from the Company's qualification for participation in the Association of American Railroad interchange rules and income collection procedures. Partially offsetting the rental income were increased equipment lease and maintenance expenses of approximately $3.5 million as a result of the expansion of the fleet of containers and chassis reduced by lower rates under the new Equipment Services Agreement with Transamerica Leasing, Inc. entered into January 1, 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29.8 million, or 157.7%, in the 2000 period compared to the 1999 period. The acquisition of the Logistics segment (excluding Conex assets) accounted for $21.9 million, or 73.5%, of the increase, the acquisition of Conex assets accounted for an additional $4.5 million, or 15.1%, of the increase and the Stacktrain segment accounted for $3.4 million, or 11.4%, of the increase. The increase in stacktrain costs was due primarily to higher information technology costs now under contract with APL Limited as well as increased headcount since the 1999 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999.

     Depreciation and amortization. Depreciation and amortization expenses increased $1.9 million, or 52.8%, for the 2000 period compared to the 1999 period. The acquisition of the Logistics segment including $0.5 million related to the acquisition of Conex assets accounted for all of the increase in this category. Depreciation expense was $3.3 million and $3.1 million and amortization expense was $2.2 million and $0.5 million for the 2000 period and 1999 period, respectively. The increase in amortization was due to the amortization of goodwill associated with the acquisition of the Logistics segment on May 28, 1999 as well as the acquisition of Conex assets on January 13, 2000.

     Income From Operations. Income from operations increased $18.9 million, or 101.1%, from $18.7 million in the 1999 period to $37.6 million in the 2000 period. The acquisition of the Logistics segment (excluding Conex assets) accounted for $5.5 million of the increase, the acquisition of Conex assets accounted for $3.9 million of the increase and the Stacktrain segment accounted for $9.5 million of the increase. The Stacktrain segment increase was due primarily to the 21.4% increase in container volumes for the 2000 period coupled with higher railcar rental income resulting from the Company's qualification for participation in the Association of American Railroad interchange rules and income collection procedures.

     Interest Expense. Interest expense increased by $14.1 million for the 2000 period compared to the 1999 period due to the issuance of $150 million of senior subordinated notes and borrowing $135 million under the term loan portion of the credit facility on May 28, 1999 to fund the recapitalization of the Company and the acquisition of the Logistics segment. In addition, $15 million was borrowed from the Company's revolving credit facility and a $5 million 8% subordinated note was issued to Conex shareholders to fund the acquisition of Conex assets on January 13, 2000.

     Income Tax Expense. Income tax expense increased by $2.8 million from $6.1 million in the 1999 period to $8.9 million in the 2000 period due to higher pre-tax income in the 2000 period and higher applicable tax rates.

     Net Income. Net income increased $1.2 million, or 11.9%, from $10.1 million in the 1999 period to $11.3 million in the 2000 period. The Logistics segment including Conex assets accounted for a $3.6 million increase and the Stacktrain segment accounted for a $1.6 million decrease due primarily to increased interest expense compared to 1999. Additionally, an increase in minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the Logistics segment) of $0.8 million partially offset the net income increase.

Liquidity and Capital Resources
-------------------------------

     Cash (used in) provided by operating activities for the six months ended June 30, 2000 was $(2.4) million compared to $3.5 million for the six months ended June 25, 1999. The increased use of cash for the 2000 period was due primarily to interest payments of $15.9 million during the first half of 2000 and increases in accounts receivable and shipper volume incentive payments associated with the increase in traffic volume and revenue. Partially offsetting the increased use of cash was the increased income from operations from the Stacktrain segment as well as from the acquisition of the Logistics segment and
Conex assets.   In April, the Company transferred the processing of APL
Limited's international traffic receivables and payables to APL Limited, which had previously been included in the Company's balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. The Company continues to handle APL Limited's international traffic under contract for a management fee. Cash generated from operating activities is typically used for seasonal working capital purposes, to fund capital expenditures and for acquisitions. The Company had working capital of $4.8 million at June 30, 2000 compared to a deficit of $17.6 million at June 25, 1999. The increase is due primarily to higher accounts receivable associated with the increase in traffic volume and revenue and the acquisition of Conex assets on January 13, 2000.

     Cash flows used in investing activities were $28.3 million and $71.8 million for the 2000 period and 1999 period, respectively. On January 13, 2000, the Company acquired Conex assets for $26.4 million in cash and issued common stock and a subordinated note as described below. The Company had capital expenditures of $2.0 million during the 2000 period primarily for computer and related equipment, office remodeling and expansion and leasehold improvements. The use of cash in the 1999 period was due to the acquisition of the Logistics segment on May 28, 1999 for $111.3 million partially offset by the net proceeds of $39.6 million from the sale and leaseback of 199 railcars originally purchased in 1998.

     Cash flows provided by financing activities were $18.5 million and $69.7 million for the 2000 period and 1999 period, respectively. In connection with the acquisition of Conex assets, the Company borrowed $15.0 million from the revolving credit facility, issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due 2003 and issued Conex shareholders 300,000 shares or $6.0 million of Pacer International, Inc. common stock. Management of the Company exercised options to purchase 297,373 shares of Pacer International, Inc. common stock for total proceeds of $0.4 million during the period. The proceeds were used to repay notes payable to management which were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes.

     On May 28, 1999, in connection with the recapitalization of the Company and acquisition of the Logistics segment, proceeds of $104.4 million were received from the issuance of the Company's common stock. The Company also borrowed $135 million under a term loan facility and issued $150 million of senior subordinated notes, borrowed $2 million under the $100 million revolving credit facility expiring in 2004 and issued $24.3 million of exchangeable preferred stock of the Logistics segment. The Company paid $9.5 million of financing costs associated with these borrowings which will be amortized over the life of the debt. These borrowings were partially offset by a distribution to APL Limited of $300 million and to fees paid in connection with the recapitalization of $10.2 million.

     The Company repaid $3.0 million of the revolving credit facility, $0.6 million of the Company's $135 million term loan facility, $0.4 million of notes payable to management and $0.1 million of capital lease obligations during the first six months of 2000. On June 30, 2000, the interest rates on the revolving credit facility and term loan facility were 8.9% and 9.4%, respectively. Interest on the 8.0% $5.0 million subordinated note is payable semi-annually on each January 31 and July 31 beginning July 31, 2000.

     The revolving and term loan credit facilities are generally guaranteed by all of the Company's existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on its properties and assets. At June 30, 2000, the Company had $88.0 million available under the revolving credit facility. These credit agreements contain certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At June 30, 2000, the Company was in compliance with these covenants.

     The Company has received 1,025 of the 3,125 chassis and containers ordered under operating leases during 1999. The remainder of the chassis and containers are expected to be delivered prior to the end of the year. In addition, the Company is in negotiations to lease 500 new railcars with 80 railcars anticipated for delivery this year and the remainder in 2001.

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

                          PART II - OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 to the Notes to Condensed Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.     Description
          ----------      -----------

              27          Financial Data Schedule

     (b) During the three months ended June 30, 2000, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PACER INTERNATIONAL, INC.


Date: August 9, 2000                     By: /s/   L.C. Yarberry
      ---------------                        -------------------
                                             Vice President - Finance
                                             (Principal Financial Officer)

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    ------------------------------------

   27          Financial Data Schedule