Form 10-Q
period 2000-09-22
PACER INTERNATIONAL INC/TN
filed 2000-11-03
CIK 1091735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the quarterly period ended September 22, 2000

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________


                       Commission file number  333-85041


                           PACER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

          Tennessee                                  62-0935669
----------------------------                         ----------
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

                                Yes  X      No ___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           Outstanding
                Class                                  at November 3, 2000
--------------------------------------               -----------------------
Common stock, $.01 par value per share                  11,077,373 shares

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                    FISCAL QUARTER ENDED SEPTEMBER 22, 2000
                               TABLE OF CONTENTS

                                                                                         Page
                                                                                       --------
Part 1.  Financial Information
         Item 1.  Condensed Consolidated Financial Statements (Unaudited):
                  Condensed Consolidated Balance Sheets.........................          3
                  Condensed Consolidated Statements of Operations ..............          4
                  Condensed Consolidated Statements of Stockholders' Equity ....          5
                  Condensed Consolidated Statements of Cash Flows ..............          6
                  Notes to Condensed Consolidated Financial Statements .........          7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ....................................         13

Part 2.  Other Information
         Item 1.  Legal Proceedings ............................................         22
         Item 6.  Exhibits and Reports on Form 8-K .............................         22
         Signatures.............................................................         23
         Exhibit Index..........................................................         24

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 22, 2000           December 31, 1999
                                                                              ------------------           -----------------
                                                                                  (Unaudited)
                                                                                                (In millions)
                                 ASSETS
Current assets
  Cash and cash equivalents..........................................         $               -            $            12.2
  Accounts receivable, net of allowances of $4.6 million and $3.0
                million, respectively................................                     152.6                        114.7
  Accounts receivable from APL.......................................                       2.3                         39.6
  Prepaid expenses and other.........................................                       4.8                          2.9
  Deferred income taxes..............................................                       4.4                          4.4
                                                                              -----------------            -----------------
       Total current assets..........................................                     164.1                        173.8
                                                                              -----------------            -----------------

Property and equipment
   Property and equipment at cost....................................                      65.7                         61.8
   Accumulated depreciation..........................................                     (16.2)                       (11.4)
                                                                              -----------------            -----------------
       Property and equipment, net...................................                      49.5                         50.4
                                                                              -----------------            -----------------

Other assets
   Goodwill,.........................................................                     193.4                        143.1
   Deferred income taxes.............................................                      67.8                         75.7
   Other assets......................................................                      10.1                         12.0
                                                                              -----------------            -----------------
       Total other assets............................................                     271.3                        230.8
                                                                              -----------------            -----------------

Total assets.........................................................         $           484.9            $           455.0
                                                                              =================            =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt and capital leases...........         $             1.4            $             1.5
   Accounts payable and accrued liabilities..........................                     167.5                        176.0
                                                                              -----------------            -----------------
       Total current liabilities.....................................                     168.9                        177.5
                                                                              -----------------            -----------------

Long-term liabilities
   Long-term debt and capital leases.................................                     297.3                        282.9
   Other.............................................................                       1.7                          2.9
       Total long-term liabilities...................................                     299.0                        285.8
                                                                              -----------------            -----------------
Total liabilities....................................................                     467.9                        463.3
                                                                              -----------------            -----------------

Minority interest - exchangeable preferred stock.....................                      24.6                         23.4
                                                                              -----------------            -----------------
Commitments and contingencies (Note 6)...............................
Stockholders' equity
   Preferred stock:  $0.01 par value, 1,000,000 shares
       authorized, none outstanding..................................                         -                            -
   Common stock:  $0.01 par value, 20,000,000 shares
       authorized, 11,077,373 and 10,440,000 issued and
       outstanding at September 22, 2000 and December 31,
       1999, respectively............................................                       0.1
   Additional paid-in-capital........................................                     111.1                        104.3
   Retained earnings (accumulated deficit)...........................                    (118.8)                      (136.1)
                                                                              -----------------            -----------------
       Total stockholders' equity (deficit)..........................                      (7.6)                       (31.7)
                                                                              -----------------            -----------------
Total liabilities and equity.........................................         $           484.9            $           455.0
                                                                              =================            =================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                    ----------------------------------  ----------------------------------
                                                      Sept. 22, 2000   Sept. 17, 1999    Sept. 22, 2000    Sept. 17, 1999
                                                    ----------------  ----------------  ----------------  ----------------
                                                                                 (in millions)
Gross revenues...................................     $    308.2        $    260.8        $    916.5        $    624.5
Cost of purchased transportation and
  services.......................................          241.9             207.5             718.7             494.0
                                                      ----------        ----------        ----------        ----------
    Net revenues.................................           66.3              53.3             197.8             130.5
                                                      ----------        ----------        ----------        ----------
Operating expenses:
  Direct operating expenses......................           20.4              17.5              60.1              53.6
  Selling, general and administrative expenses...           24.4              18.5              73.1              37.1
  Depreciation and amortization..................            2.7               2.3               8.2               5.9
                                                      ----------        ----------        ----------        ----------
    Total operating expenses.....................           47.5              38.3             141.4              96.6
                                                      ----------        ----------        ----------        ----------
Income from operations...........................           18.8              15.0              56.4              33.9
                                                      ----------        ----------        ----------        ----------
Interest expense (income), net...................            7.8               7.2              24.3               9.6
                                                      ----------        ----------        ----------        ----------
Income before income taxes and minority
  interest.......................................           11.0               7.8              32.1              24.3
                                                      ----------        ----------        ----------        ----------
Income taxes or charge in lieu of income taxes...            4.7               3.3              13.6               9.5
Minority interest................................            0.3               0.4               1.2               0.6
                                                      ----------        ----------        ----------        ----------
Net income.......................................     $      6.0        $      4.1        $     17.3        $     14.2
                                                      ==========        ==========        ==========        ===========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Nine Months Ended September 22, 2000
                                  (Unaudited)
                                 (In millions)



                                              Common Stock                        Retained
                                         ---------------------  Additional        Earnings             Total
                                          No. of                Paid-in         (Accumulated        Stockholders'
                                          Shares      Amount    Capital           Deficit)         Equity(Deficit)
                                         --------    --------  ---------       --------------     ----------------
December 31, 1999.......................     10.4    $    0.1  $   104.3       $       (136.1)    $          (31.7)
Issuance of Common Stock for
     Acquisitions.......................      0.3           -        6.0                    -                  6.0
Issuance of Common Stock for
     Exercise of Options ...............      0.4           -        0.8                    -                  0.8
Net Income .............................        -           -          -                 17.3                 17.3
                                         --------    --------  ---------       --------------     ----------------

September 22, 2000......................     11.1    $    0.1  $   111.1       $       (118.8)    $           (7.6)
                                         ========    ========  =========       ==============     ================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                           ---------------------------------------------
                                                                             Sept. 22, 2000              Sept. 17, 1999
                                                                           ------------------         ------------------
                                                                                           (in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income.............................................................           $     17.3                  $     14.2
                                                                           -----------------          ------------------
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Depreciation and amortization.......................................                  8.2                         5.9
   Deferred income taxes...............................................                  7.9                         1.7
   Changes in current assets and liabilities:
     Trade and other receivables.......................................                (20.9)                      (30.1)
     Prepaid expenses and other current assets.........................                 (1.7)                       (0.5)
     Accounts payable and accrued liabilities..........................                 (0.5)                       26.0
     Other.............................................................                  2.1                         0.4
                                                                           -----------------          ------------------
       Net cash provided by operating
            activities.................................................                 12.4                        17.6
                                                                           -----------------          ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired ............................                (41.7)                     (111.3)
Capital expenditures...................................................                 (3.4)                       (1.5)
Proceeds from sales of property and equipment .........................                  0.2                        39.6
                                                                           -----------------          ------------------
       Net cash used in investing
            activities.................................................                (44.9)                      (73.2)
                                                                           -----------------          ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances ...............................                 10.7                        (1.9)
Proceeds of long-term debt, net of costs...............................                 25.0                       277.5
Proceeds from issuance of common stock ................................                  0.8                       104.4
Distribution to APL and recap costs....................................                    -                      (310.2)
Redemption of preferred stock of subsidiary............................                    -                        (2.0)
Debt, revolver and capital lease obligation repayment .................                (16.2)                       (2.1)
                                                                           -----------------          ------------------
       Net cash provided by financing
            activities.................................................                 20.3                        65.7
                                                                           -----------------          ------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS................................                (12.2)                       10.1

CASH AND CASH EQUIVALENTS - BEGINNING OF
  PERIOD...............................................................                 12.2                           -
                                                                           -----------------          ------------------

CASH AND CASH EQUIVALENTS - END OF
  PERIOD...............................................................           $        -                  $     10.1
                                                                           =================          ==================

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Issuance of  Common Stock ...........................................           $      6.0                  $        -
  Issuance of 8.0% subordinated note ..................................           $      5.0                  $        -
  Issuance of Exchangeable Preferred Stock ............................                                       $     24.3
  Issuance of note payable to management ..............................                                       $      0.4

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The unaudited interim financial statements as of September 22, 2000 and for the three and nine months ended September 22, 2000 and September 17, 1999 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. The amounts for the Statement of Operations for the nine month period ended September 17, 1999 and amounts for the Statement of Cash Flows for the nine month period ended September 17, 1999 include amounts which were derived from the unaudited financial statements of American President Lines Stacktrain Services, a division of APL Land Transport Services, Inc., the predecessor company. As of May 28, 1999 APL Land Transport Services, Inc. was recapitalized and renamed Pacer International, Inc. (the "Company"). These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 31,1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

          The consolidated financial statements as of and for the nine months ended September 22, 2000 include the accounts of the Company and its subsidiary, Pacer Logistics, Inc., acquired May 28, 1999, Conex assets (as defined below) acquired January 13, 2000 and GTS Transportation Services, Inc. acquired August 31, 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segments

          The Company operates in two reportable industry segments, providing intermodal rail stacktrain services (the "Wholesale" segment) and providing logistic services (the "Retail" segment) in North America. The Wholesale segment was formerly known as the Stacktrain segment and the Retail segment was formerly known as the Logistics segment.

Reclassification

          Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation. These reclassifications had no effect on the Company's financial position or net income.


NOTE 2.  ACQUISITIONS

          On August 31, 2000, the Company acquired all of the stock of GTS Transportation Services, Inc. ("GTS"), a provider of transportation services including logistics and truck brokerage in the 48 contiguous states as well as in Canada and Mexico. The purchase price was $17.8 million including acquisition fees and expenses. The purchase price is subject to adjustment, if at all, pursuant to an earn-out amount and a working capital adjustment. The Company paid approximately $15.3 million in cash. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The aggregate purchase price has been allocated to the underlying assets and liabilities based upon preliminary estimates of fair values at the date of acquisition, which may be

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

updated based upon final appraisals, with the remainder allocated to goodwill to be amortized over 40 years. The Company determined a 40-year amortization period was appropriate after considering a number of factors: 1) there are no legal, regulatory or contractual provisions associated with the acquisition that may limit the useful life of the goodwill, 2) the service provided by the acquired company (as part of the Company's Retail segment) is not subject to obsolescence, and 3) the Company is not aware of any expected actions of competitors and others that may restrict the Retail segment's ability to successfully compete in the industry. Though the fair value estimates are preliminary, management does not believe there will be a material change to goodwill when these estimates are finalized. The results of operations for the acquired company are included in the Company's consolidated financial statements beginning September 1, 2000. The purchase price allocation, preliminary in nature and subject to change, is as follows (in millions):

          Accounts receivable, net...................     $  6.7
          Property, equipment and other..............        0.1
          Goodwill...................................       21.2
          Liabilities................................      (10.2)
                                                          ------
             Total purchase price....................     $ 17.8
                                                          ======

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

     Pro forma results of operations, giving effect to the Company's acquisition of Conex assets, GTS (and the Company's recapitalization and acquisition of Pacer Logistics which occurred on May 28, 1999) at the beginning of each period presented is as follows:

                                                                       Nine Months Ended             Nine Months Ended
                                                                         September 22,                 September 17,
                                                                             2000                          1999
                                                                       ---------------------    ----------------------
Gross revenues.......................................................   $         981.4              $           870.4
Income before extraordinary items....................................   $          18.7              $            16.3
Net income...........................................................   $          18.7              $            16.3

NOTE 3.  LONG-TERM DEBT

          At September 22, 2000, the Company had $85.8 million available under
the $100 million revolving credit facility expiring in 2004.   At September 22,
2000, the interest rate on the revolving credit facility was 8.9%.

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

     In April 2000, the Company transferred the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in the Company's balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. The Company continues to handle APL Limited's international traffic under contract for the annual management fee.

     In April 2000, the Company repaid $371,891 in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

     In August 2000, the Company paid a scheduled semi-annual interest payment of $218,082 to certain members of senior management on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets.

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

     During the third quarter of 2000, certain members of senior management exercised 40,000 options to purchase Pacer International, Inc. common stock at an average purchase price of $10.00 per share. In addition, 15,000 options were forfeited due to employee resignations and 132,000 options were granted to management personnel to purchase Pacer International, Inc. common at $25.00 per share.

NOTE 6.  CONTINGENCIES

     The Company is party to various legal proceedings, claims and assessments arising in the normal course of its business activities.

     In June 1995, APL Limited, the Company's former parent, sold the assets of its trucking company, American President Trucking ("APT") to Burlington Motor Carriers ("BMC"). The sale included the sublease of terminal real estate to BMC and the sublease of tractor units to Stoops Freightliner, which in turn entered into a use agreement with BMC. BMC and the Company

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

entered into a service agreement whereby the Company guaranteed certain levels of traffic to BMC. Under new ownership from a 1995 bankruptcy proceeding, BMC advised APL Limited and the Company that it believed the Company breached the service agreement when APL Limited sold its Distribution Services unit, and demanded $0.8 million in compensation. The Company disputed the claim. BMC and Stoops Freightliner filed subsequent complaints in BMC bankruptcy proceedings demanding unspecified damages. APL Limited and the Company filed motions to dismiss both complaints, which were granted on November 13, 1998. Stoops did not appeal; BMC did. The appellate court upheld part of the decision and reversed part of the decision and encouraged the parties to engage in settlement discussions. In early February 2000, APL Limited offered $200,000 in settlement of all claims; BMC countered with a demand of $1.2 million. APL Limited rejected that offer and reiterated its $200,000 offer in early April. Subsequently, all the parties have entered into an agreement in principle which will settle all claims among them. The settlement agreement, which should be executed by the end of this year, will not result in any payment by the Company. Thus, the Company does not believe that the ultimate outcome, if unfavorable, will have a material adverse impact on the financial position or results of operations of the Company, and has not reserved for this contingency.

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers' earnings. The defendants entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. On August 11, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The only adverse ruling was a Court finding that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, the Company's retention on its liability policy was $250,000. The court has ordered that restitution of $488,978 be paid for this omission. Plaintiff's counsel has indicated he intends to appeal the entire ruling. Defendants will be appealing the restitution issue. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position or results of operations.


NOTE 7.  SEGMENT INFORMATION

     The Company has two reportable segments, the Wholesale segment and the Retail segment, which have separate management teams and offer different but related products and services. The Wholesale segment, formerly known as the Stacktrain segment, provides intermodal rail service in North America by selling intermodal service to shippers while buying space on intermodal rail trains. The large majority of business is conducted domestically, with services in Mexico and Canada. Customers include intermodal marketers who serve customers in various industries as well as the ocean carrier industry. The Retail segment, formerly know as the Logistics segment, compliments the Wholesale segment by offering marketing, freight handling, truck and local pickup and delivery services. Prior to May 28, 1999, the Company had only one reportable segment, the Wholesale segment.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

     The following table presents reportable segment information for the three and nine months ended September 22, 2000 and September 17, 1999 (in millions). The nine month 1999 data for the Retail segment in the tables below contains only four months of data since acquisition on May 28, 1999.

                                                  Wholesale                Retail                  Other             Consolidated
                                               -----------------     -------------------    ------------------    ------------------
3 Months ended September 22, 2000
   Gross revenues ...........................   $      193.7           $       124.5            $    (10.0)           $        308.2
   Net revenues..............................           44.0                    22.3                                            66.3
   Income from operations ...................           13.0                     5.8                                            18.8
   Interest expense, net ....................            5.4                     2.4                                             7.8
   Tax expense...............................            3.3                     1.4                                             4.7
   Net income ...............................            4.3                     2.0                  (0.3)                      6.0
   Depreciation and amortization ............            1.3                     1.4                                             2.7
   Capital expenditures .....................            0.4                     1.1                                             1.5
   Total assets..............................          364.3                   198.7                 (78.1)                    484.9

3 Months ended September 17, 1999
   Gross revenues ...........................   $      167.8           $        99.8            $     (6.8)           $        260.8
   Net revenues..............................           37.1                    16.2                     -                      53.3
   Income from operations ...................           10.7                     4.3                     -                      15.0
   Interest expense, net ....................            5.2                     2.0                     -                       7.2
   Tax expense...............................            2.2                     1.1                     -                       3.3
   Net income ...............................            3.3                     1.2                  (0.4)                      4.1
   Depreciation and amortization ............            1.3                     1.0                     -                       2.3
   Capital expenditures .....................              -                     1.4                     -                       1.4
   Total assets..............................          388.0                   133.4                 (67.1)                    454.3

9 Months ended September 22, 2000
   Gross revenues ...........................   $      594.7           $       348.4            $    (26.6)           $        916.5
   Net revenues..............................          132.3                    65.5                                           197.8
   Income from operations ...................           40.2                    16.2                                            56.4
   Interest expense, net ....................           17.9                     6.4                                            24.3
   Tax expense...............................            9.5                     4.1                                            13.6
   Net income ...............................           12.8                     5.7                  (1.2)                     17.3
   Depreciation and amortization ............            4.0                     4.2                                             8.2
   Capital expenditures .....................            0.7                     2.7                                             3.4
   Total assets..............................          364.3                   198.7                 (78.1)                    484.9

9 Months ended September 17, 1999
   Gross revenues ...........................   $      499.7           $       134.2            $     (9.4)           $        624.5
   Net revenues..............................          108.8                    21.7                     -                     130.5
   Income from operations ...................           28.1                     5.8                     -                      33.9
   Interest expense, net ....................            7.0                     2.6                     -                       9.6
   Tax expense...............................            7.9                     1.6                     -                       9.5
   Net income ...............................           13.2                     1.6                  (0.6)                     14.2
   Depreciation and amortization ............            4.5                     1.4                     -                       5.9
   Capital expenditures .....................              -                     1.5                     -                       1.5
   Total assets..............................          388.0                   133.4                 (67.1)                    454.3

Data in the "Other" column includes elimination of intercompany balances and subsidiary investment. Amounts for 1999 interest expense, tax expense and net income have been restated to reflect an adjustment to the inter-segment interest calculation which favorably impacted the Wholesale segment and adversely impacted the Retail segment but had no impact on consolidated results.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

     For the nine month period ended September 22, 2000, the Company had one customer that contributed more than 10% of the Company's total gross revenues. Total gross revenues of $114.4 million were generated by both reporting segments from Union Pacific. For the 1999 period, two customers contributed more than 10% of the Company's total gross revenues. Total gross revenues of $94 million were generated by the Wholesale segment from Hub City and $69 million generated by both reporting segments from Union Pacific.

NOTE 8.  SUBSEQUENT EVENT

     On October 31, 2000, pursuant to a stock purchase agreement, the Company acquired all of the stock of RFI Group, Inc., a Delaware corporation providing international freight forwarding and freight transportation services. The purchase price was $18.0 million less certain indebtedness and is subject to adjustment, if at all, pursuant to a working capital adjustment. The acquisition was funded by borrowings under the Company's revolving credit facility. Operating results of the acquisition will be included in the Company's Retail segment.

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

Results of Operations
---------------------

     Amounts for the Retail segment for the 2000 periods include the results of the Company's acquisition of Conex assets and GTS (the "2000 acquisitions") since each respective acquisition unless specified otherwise as shown below. See
Note 2 to the Condensed Consolidated Financial Statements. In the discussion below the Wholesale segment was formerly known as the Stacktrain segment and the Retail segment was formerly known as the Logistics segment.

                     Financial Data for 2000 Acquisitions
                                 (in millions)

                                    Three Months ended September 22, 2000                  Nine Months ended September 22, 2000
                             ----------------------------------------------------   -----------------------------------------------
                                 Conex              GTS                Total              Conex               GTS          Total
                             -------------  ------------------  -----------------   ------------------   --------------  ----------
Gross revenues .............  $  11.8           $     7.8           $    19.6            $    38.5           $    7.8      $   46.3

Purchased transp............      8.9                 7.0                15.9                 27.1                7.0          34.1
                             --------           ---------           ---------            ---------           --------      --------
Net revenues ...............      2.9                 0.8                 3.7                 11.4                0.8          12.2

Selling, general &
 administrative
   expenses ................      1.8                 0.4                 2.2                  6.3                0.4           6.7
Depreciation and
 amortization ..............      0.2                   -                 0.2                  0.7                  -           0.7
                             --------           ---------           ---------            ---------           --------      --------

Income from
 operations ................ $    0.9           $     0.4           $     1.3            $     4.4           $    0.4      $    4.8
                             ========           =========           =========            =========           ========      ========

Three Months Ended September 22, 2000 Compared to Three Months Ended September
------------------------------------------------------------------------------
17, 1999
--------

     The following table sets forth historical financial data for the Company comparing data for the three months ended September 22, 2000 and September 17, 1999.

                Financial Data Comparison by Reportable Segment
         Three Months Ended September 22, 2000 and September 17, 1999
                                 (in millions)

                                                                  2000                 1999               Change          % Change
                                                            -----------------    -----------------   ---------------     ----------
Gross revenues
   Wholesale.............................................    $     193.7          $     167.8          $     25.9              15.4%
   Retail................................................          124.5                 99.8                24.7              24.7
   Inter-segment elimination.............................          (10.0)                (6.8)               (3.2)             47.1
                                                             -----------          -----------          ----------          --------
        Total............................................          308.2                260.8                47.4              18.2

Cost of purchased transportation and services
   Wholesale.............................................          149.7                130.7                19.0              14.5
   Retail................................................          102.2                 83.6                18.6              22.2
   Inter-segment elimination.............................          (10.0)                (6.8)               (3.2)             47.1
                                                             -----------          -----------          ----------          --------
        Total............................................          241.9                207.5                34.4              16.6

Net revenues
   Wholesale.............................................           44.0                 37.1                 6.9              18.6
   Retail................................................           22.3                 16.2                 6.1              37.7
                                                             -----------          -----------          ----------          --------
        Total............................................           66.3                 53.3                13.0              24.4

Direct operating expenses
   Wholesale.............................................           20.4                 17.5                 2.9              16.6
   Retail................................................              -                    -                                     -
                                                             -----------          -----------          ----------          --------
        Total............................................           20.4                 17.5                 2.9              16.6

Selling, general & administrative expenses
   Wholesale.............................................            9.3                  7.6                 1.7              22.4
   Retail................................................           15.1                 10.9                 4.2              38.5
                                                             -----------          -----------          ----------          --------
        Total............................................           24.4                 18.5                 5.9              31.9

Depreciation and amortization
   Wholesale.............................................            1.3                  1.3                   -                 -
   Retail................................................            1.4                  1.0                 0.4              40.0
                                                             -----------          -----------          ----------          --------
        Total............................................            2.7                  2.3                 0.4              17.4

Income from operations
   Wholesale.............................................           13.0                 10.7                 2.3              21.5
   Retail................................................            5.8                  4.3                 1.5              34.9
                                                             -----------          -----------          ----------          --------
        Total............................................           18.8                 15.0                 3.8              25.3

Interest (income) expense, net...........................            7.8                  7.2                 0.6               8.3
Income tax expense ......................................            4.7                  3.3                 1.4              42.4

Minority interest........................................            0.3                  0.4                (0.1)            -25.0
Net income...............................................    $       6.0          $       4.1          $      1.9              46.3

     Gross Revenues. Gross revenues increased $47.4 million, or 18.2%, for the three months ended September 22, 2000 compared to the three months ended September 17, 1999. The Wholesale segment increase of $25.9 million (54.6% of the total increase) was due primarily to a $21.4 million, or 13.6%, increase in freight revenues driven by an overall container volume increase of 17,811 containers or 11.9%. The quarterly volume increases this year compared to last year will continue to be less than the year-to-date comparisons because of the addition of a large new customer in May 1999. Also contributing to the increase was a 3% fuel surcharge implemented on domestic traffic during the second quarter to defray rail fuel cost increases. The volume increases were due to increased customer demand coupled with the addition of 1,500 53-foot containers during the fourth quarter of 1999 and 2,625 containers during the first nine months of 2000. Automotive shipments continued to surpass last year's container volumes for the quarter even though seasonal plant shutdowns and re-tooling occurred in July. Other Wholesale segment revenues increased approximately $4.5 million due primarily to increased railcar rental income in the 2000 period resulting from the Company's qualification for participation in the Association of American Railroad interchange rules and income collection procedures, and to increased container per diem revenue generated by the additional containers received in the fourth quarter of 1999 and the first nine months of 2000 coupled with higher traffic volumes.

     The 2000 acquisitions accounted for $19.6 million of the increase in the Retail segment. The remaining $5.1 million of the increase in the Retail segment increase was due to increased business in the trucking and intermodal marketing operations partially offset by reduced warehousing activity. The Company is currently in the process of increasing its warehousing and freight handling capabilities in the Southern California market. The trucking and intermodal marketing increases were due, in part, to a 3% to 5% fuel surcharge implemented to defray fuel cost increases and to the Company's ability to attract and retain a higher number of owner-operators in the 2000 period. In addition, inter-segment activity increased by $3.2 million over the 1999 period.

     Net Revenues. Net revenues increased $13.0 million, or 24.4%, for the 2000 period compared to the 1999 period. The Wholesale segment accounted for $6.9 million, or 53.1%, of the increase. The Wholesale segment's cost of purchased transportation increased $19.0 million, or 14.5%, on container volume increases of 11.9% and the fuel surcharge. The Wholesale segment gross margin increased to 22.7% in the 2000 period from 22.1% in the 1999 period due primarily to increased in railcar rental income in the 2000 period combined with reduced drayage costs associated with improved train blocking and loading procedures as a result of the Intermodal Transportation Agreement with CSX Intermodal, Inc. entered into effective January 1, 2000.

     The 2000 acquisitions accounted for $3.7 million of the increase in the Retail segment. The remaining $2.4 million of the increase in the Retail segment was due to increased business in the trucking and intermodal marketing operations. The Retail segment gross margin increased to 17.9% in the 2000 period from 16.3% in the 1999 period due to reduced costs associated with the Intermodal Transportation Agreement with CSX Intermodal, Inc. entered into effective January 1, 2000, and to changes in mix.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the Wholesale segment, increased $2.9 million, or 16.6%, in the 2000 period compared to the 1999 period due to increased equipment lease and maintenance expenses of approximately $2.9 million as a result of the expansion of the fleet of containers and chassis.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.9 million, or 31.9%, in the 2000 period compared to the 1999 period. The Wholesale segment accounted for $1.7 million, or 28.8%, of the increase due primarily to higher information technology costs now under contract with APL Limited as well as an increase in headcount since the 1999 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999.

     The 2000 acquisitions accounted for $2.2 million of the increase in the Retail segment. The remaining $1.5 million of the increase in the Retail segment (excluding corporate costs) was due primarily to increased costs associated with developing a national sales organization and to costs associated with expanding freight handling capabilities in Southern California. Corporate costs included in the Retail segment accounted for $0.5 million of the increase and were due primarily to increased professional fees and consulting.

     Depreciation and amortization. Depreciation and amortization expenses increased $0.4 million, or 17.4%, for the 2000 period compared to the 1999 period. The 2000 acquisitions accounted for $0.2 million, or 50.0%, of the increase and the Retail segment (excluding the 2000 acquisitions) accounted for the remaining $0.2 million of the increase. Depreciation expense was $1.6 million and $1.5 million and amortization expense was $1.1 million and $0.8 million for the 2000 period and 1999 period, respectively.

     Income From Operations. Income from operations increased $3.8 million, or 25.3%, from $15.0 million in the 1999 period to $18.8 million in the 2000 period. The Wholesale segment accounted for $2.3 million, or 60.5%, of the increase due primarily to the 11.9% increase in container volumes for the 2000 period and the related higher railcar rental income and container per diem income. The 2000 acquisitions accounted for $1.3 million, or 34.2%, of the increase, the Retail segment (excluding the 2000 acquisitions and corporate costs) accounted for $0.7 million, or 18.4%, of the increase and corporate costs included in the Retail segment accounted for a decrease of $0.5 million.

     Interest Expense. Interest expense increased by $0.6 million for the 2000 period compared to the 1999 period due to the higher level of outstanding debt in the 2000 period. The Company borrowed $10.0 million from the revolving credit facility to fund the acquisition of GTS on August 31, 2000 and borrowed $15.0 million from the revolving credit facility and issued a $5.0 million 8% subordinated note to Conex shareholders to fund the acquisition of Conex assets on January 13, 2000. Amounts for the 1999 period were restated to reflect an adjustment to the inter-segment interest calculation between the Wholesale and Retail segments which favorably impacted the Wholesale segment and adversely impacted the Retail segment but had no impact on consolidated results.

     Income Tax Expense. Income tax expense increased by $1.4 million from $3.3 million in the 1999 period to $4.7 million in the 2000 period due to higher pre-tax income in the 2000 period.

     Net Income. Net income increased $1.9 million, or 46.3%, from $4.1 million in the 1999 period to $6.0 million in the 2000 period. The Wholesale segment accounted for $1.0 million of the increase due primarily to increased income from operations. The Retail segment including the 2000 acquisitions and corporate costs accounted for $0.8 million of the increase. In addition, minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the Retail segment) decreased $0.1 million due to the 1999 partial redemption.

Nine Months Ended September 22, 2000 Compared to Nine Months Ended September 17,
--------------------------------------------------------------------------------
1999
----

     Certain amounts in the "% Change" column in the table below are not comparable ("n/c") because the nine month 1999 amounts include only four months of Retail segment data (since acquisition on May 28, 1999) and do not include Conex data acquired January 13, 2000 nor GTS data acquired August 31, 2000. Amounts for the Retail segment for the 2000 periods include the results of the Conex assets and GTS since acquisition unless specified otherwise. See Note 2 to the Condensed Consolidated Financial Statements.

     The following table sets forth historical financial data for the Company comparing data for the nine months ended September 22, 2000 and September 17, 1999.

                Financial Data Comparison by Reportable Segment
          Nine Months Ended September 22, 2000 and September 17, 1999
                                 (in millions)

                                                                    2000                 1999               Change     % Change
                                                                   ------               ------             -------     --------
Gross revenues
   Wholesale..................................................     $594.7              $ 499.7              $ 95.0       19.0%
    Retail....................................................      348.4                134.2               214.2        n/c
    Inter-segment elimination.................................      (26.6)                (9.4)              (17.2)       n/c
                                                                   ------              -------              ------      -----
       Total..................................................      916.5                624.5               292.0       46.8

Cost of purchased transportation and services
   Wholesale..................................................      462.4                390.9                71.5       18.3
    Retail....................................................      282.9                112.5               170.4        n/c
    Inter-segment elimination.................................      (26.6)                (9.4)              (17.2)       n/c
                                                                   ------              -------              ------      -----
       Total..................................................      718.7                494.0               224.7       45.5

Net revenues
   Wholesale..................................................      132.3                108.8                23.5       21.6
    Retail....................................................       65.5                 21.7                43.8        n/c
                                                                   ------              -------              ------      -----
       Total..................................................      197.8                130.5                67.3       51.6

Direct operating expenses
   Wholesale..................................................       60.1                 53.6                 6.5       12.1
    Retail....................................................          -                    -                   -          -
                                                                   ------              -------              ------      -----
       Total..................................................       60.1                 53.6                 6.5       12.1

Selling, general & administrative expenses
   Wholesale..................................................       28.0                 22.6                 5.4       23.9
    Retail....................................................       45.1                 14.5                30.6        n/c
                                                                   ------              -------              ------      -----
       Total..................................................       73.1                 37.1                36.0       97.0

Depreciation and amortization
   Wholesale..................................................        4.0                  4.5                (0.5)     -11.1
    Retail....................................................        4.2                  1.4                 2.8        n/c
                                                                   ------              -------              ------      -----
       Total..................................................        8.2                  5.9                 2.3       39.0

Income from operations
   Wholesale..................................................       40.2                 28.1                12.1       43.1
    Retail....................................................       16.2                  5.8                10.4        n/c
                                                                   ------              -------              ------      -----
       Total..................................................       56.4                 33.9                22.5       66.4

Interest (income) expense, net................................       24.3                  9.6                14.7      153.1
Income tax expense ...........................................       13.6                  9.5                 4.1       43.2

Minority interest.............................................        1.2                  0.6                 0.6      100.0

Net income....................................................     $ 17.3               $ 14.2              $  3.1       21.8

     Gross Revenues. Gross revenues increased $292.0 million, or 46.8%, for the nine month period ended September 22, 2000 compared to the nine month period ended September 17, 1999. Approximately $167.9 million, or 57.5%, of the increase was due to the acquisition of the Retail segment (excluding the 2000 acquisitions) and $46.3 million, or 15.9%, of the increase was due to the 2000 acquisitions. The Wholesale segment increase of $95.0 million was due primarily to an $81.8 million, or 17.4%, increase in freight revenues driven by an overall container volume increase of 80,494 containers or 18.2%. This volume increase was partially offset by a 0.7% reduction in the average freight revenue per container resulting primarily from mix changes. Mitigating the revenue per container reduction was a 3% fuel surcharge implemented on domestic traffic during the second quarter of 2000 to defray rail fuel cost increases. The volume increases were due to increased customer demand coupled with the addition of 1,500 53-foot containers during the fourth quarter of 1999 and 2,625 containers during the first nine months of 2000. Automotive and international volumes continued strong for the 2000 period exceeding the 1999 period by 44% and 45%, respectively. Other Wholesale segment revenues increased approximately $13.2 million due primarily to increased railcar rental income in the 2000 period resulting from the Company's qualification for participation in the Association of American Railroad interchange rules and income collection procedures, increased container per diem revenue generated by the additional containers received in the fourth quarter of 1999 and the first nine months of 2000 coupled with higher traffic volumes, and the management fees associated with the 1999 Wholesale Services Agreement with APL Limited effective May 28, 1999.

     Net Revenues. Net revenues increased $67.3 million, or 51.6%, for the 2000 period compared to the 1999 period. The acquisition of the Retail segment (excluding the 2000 acquisitions) accounted for $31.6 million, or 47.0%, of the increase, the 2000 acquisitions accounted for $12.2 million, or 18.1%, of the increase and the Wholesale segment accounted for the remaining $23.5 million of the increase. Wholesale segment's cost of purchased transportation increased $71.5 million, or 18.3%, on container volume increases of 18.2%. The Wholesale segment gross margin increased to 22.2% in the 2000 period from 21.8% in the 1999 period due primarily to increased railcar rental income combined with reduced drayage costs associated with improved train blocking and loading procedures as a result of the Intermodal Transportation Agreement with CSX Intermodal, Inc. entered into effective January 1, 2000. These gross margin improvements were partially offset by the significant traffic increase in the lower rated international business line.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the Wholesale segment, increased $6.5 million, or 12.1%, in the 2000 period compared to the 1999 period. The increase was due to increased equipment lease and maintenance expenses of approximately $6.5 million as a result of the expansion of the fleet of containers and chassis.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $36.0 million, or 97.0%, in the 2000 period compared to the 1999 period. The Retail segment (excluding the 2000 acquisitions) accounted for $23.9 million, or 66.4%, of the increase, the 2000 acquisitions accounted for an additional $6.7 million, or 18.6%, of the increase and the Wholesale segment accounted for $5.4 million, or 15.0%, of the increase. The increase in Wholesale costs was due primarily to higher information technology costs now under contract with APL Limited as well as increased headcount since the 1999 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999.

     Depreciation and amortization. Depreciation and amortization expenses increased $2.3 million, or 39.0%, for the 2000 period compared to the 1999 period. The Retail segment including $0.7 million related to the 2000 acquisitions accounted for $2.8 million of the increase in this category. The Wholesale segment decrease of $0.5 million was due primarily to reduced depreciation expense associated with the sale and leaseback of 199 railcars on May 28, 1999. Depreciation expense was $4.8 million and $4.5 million and amortization expense was $3.4 million and $1.3 million for the 2000 period and 1999 period, respectively. The increase in amortization was due to the amortization of goodwill associated with the acquisition of the Retail segment on May 28, 1999 as well as the 2000 acquisitions.

     Income From Operations. Income from operations increased $22.5 million, or 66.4%, from $33.9 million in the 1999 period to $56.4 million in the 2000 period. The acquisition of the Retail segment (excluding the 2000 acquisitions) accounted for $5.6 million of the increase, the 2000 acquisitions accounted for $4.8 million of the increase and the Wholesale segment accounted for $12.1 million of the increase. The Wholesale segment increase was due primarily to the 18.2% increase in container volumes for the 2000 period and related higher railcar rental income and container per diem income.

     Interest Expense. Interest expense increased by $14.7 million for the 2000 period compared to the 1999 period due to the issuance of $150 million of senior subordinated notes and borrowing $135 million under the term loan portion of the credit facility on May 28, 1999 to fund the recapitalization of the Company and the acquisition of the Retail segment. In addition, the Company borrowed $10.0 million from the revolving credit facility to fund the acquisition of GTS on August 31, 2000 and borrowed $15.0 million from the revolving credit facility and issued a $5.0 million 8% subordinated note to Conex shareholders to fund the acquisition of Conex assets on January 13, 2000. Amounts for the 1999 period were restated to reflect an adjustment to the inter-segment interest calculation between the Wholesale and Retail segments which favorably impacted the Wholesale segment and adversely impacted the Retail segment but had no impact on consolidated results.

     Income Tax Expense. Income tax expense increased by $4.1 million from $9.5 million in the 1999 period to $13.6 million in the 2000 period due to higher pre-tax income in the 2000 period and higher applicable tax rates.

     Net Income. Net income increased $3.1 million, or 21.8%, from $14.2 million in the 1999 period to $17.3 million in the 2000 period. The Retail segment including 2000 acquisitions accounted for $4.1 million of the increase and the Wholesale segment accounted for a $0.4 million decrease in net income. The Wholesale segment decrease was due primarily to increased interest expense substantially offset by increased income from operations. Additionally, an increase in minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the Retail segment) of $0.6 million partially offset the net income increase.

Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities for the nine months ended September 22, 2000 was $12.4 million compared to $17.6 million for the nine months ended September 17, 1999. The decreased source of cash for the 2000 period was due primarily to interest payments of $19.4 million during the first nine months of 2000 compared to $15.4 million for the same period in 1999 and increases in shipper volume incentive payments associated with the increase in traffic volume and revenue. Partially offsetting the decreased source of cash was the increased income from operations from the Wholesale segment as well as from the acquisition of the Retail segment and the 2000 acquisitions. In April, the Company transferred the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in the Company's balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. The Company continues to handle APL Limited's international traffic under contract for a management fee. Cash generated from operating activities is typically used for seasonal working capital purposes, to fund capital expenditures and for acquisitions. The Company had a working capital deficit of $4.8 million at September 22, 2000 compared to a deficit of $14.3 million at September 17, 1999.

     Cash flows used in investing activities were $44.9 million and $73.2 million for the 2000 period and 1999 period, respectively. On August 31, 2000, the Company acquired the stock of GTS for $15.3 million in cash and on January 13, 2000, the Company acquired Conex assets for $26.4 million in cash and issued common stock and a subordinated note as described below. The Company had capital expenditures of $3.4 million during the 2000 period primarily for computer and related equipment, office remodeling and expansion and leasehold improvements.

The use of cash in the 1999 period was due to the acquisition of the Retail segment on May 28, 1999 for $111.3 million partially offset by the net proceeds of $39.6 million from the sale and leaseback of 199 railcars originally purchased in 1998. The Company had capital expenditures of $1.5 million during the 1999 period primarily for computer and related equipment and leasehold improvements to office space and warehouse facilities.

     On October 31, 2000, pursuant to a stock purchase agreement, the Company acquired all of the stock of RFI Group, Inc., a Delaware corporation providing international freight forwarding and freight transportation services. The purchase price was $18.0 million less certain assumed indebtedness and is subject to adjustment, if at all, pursuant to a working capital adjustment. The acquisition was funded by borrowings under the Company's revolving credit facility. Operating results of the acquisition will be included in the Company's Retail segment.

     Cash flows provided by financing activities were $20.3 million and $65.7 million for the 2000 period and 1999 period, respectively. The Company borrowed $10.0 million from the revolving credit facility to purchase the stock of GTS. In connection with the acquisition of Conex assets, the Company borrowed $15.0 million from the revolving credit facility, issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due 2003 and issued Conex shareholders 300,000 shares or $6.0 million of Pacer International, Inc. common stock. Management of the Company exercised options to purchase 337,373 shares of Pacer International, Inc. common stock for total proceeds of $0.8 million during the period. The proceeds were used to repay notes payable to management which were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes.

     The Company repaid $15.0 million of the revolving credit facility, $0.7 million of the Company's $135 million term loan facility, $0.4 million of notes payable to management and $0.1 million of capital lease obligations during the first nine months of 2000. On September 22, 2000, the interest rates on the revolving credit facility and term loan facility were 8.9% and 9.4%, respectively. Interest on the 8.0% $5.0 million subordinated note is payable semi-annually on each January 31 and July 31 beginning July 31, 2000.

     On May 28, 1999, in connection with the recapitalization of the Company and acquisition of the Retail segment, proceeds of $104.4 million were received from the issuance of the Company's common stock. The Company also borrowed $135 million under a term loan facility and issued $150 million of senior subordinated notes, borrowed $2 million under the $100 million revolving credit facility expiring in 2004 and issued $24.3 million of exchangeable preferred stock of the Retail segment. The Company paid $9.5 million of financing costs associated with these borrowings which will be amortized over the life of the debt. The $2 million borrowed under the revolving credit facility was repaid in July 1999. These borrowings were partially offset by a distribution to APL Limited of $300 million and to fees paid in connection with the recapitalization of $10.2 million. In July 1999, the Company also redeemed $2 million of the exchangeable preferred stock of its subsidiary, Pacer Logistics, Inc.

     The revolving and term loan credit facilities are generally guaranteed by all of the Company's existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on its properties and assets. At September 22, 2000, the Company had $85.8 million available under the revolving credit facility. These credit agreements contain certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At September 22, 2000, the Company was in compliance with these covenants.

     The Company has received 2,625 of the 3,125 chassis and containers ordered under operating leases during 1999. The remainder of the chassis and containers are expected to be delivered prior to the end of the year. In addition, effective September 1, 2000, the Company entered into an operating lease agreement with GATX Third Aircraft Corporation to lease 200 new railcars that are all anticipated for delivery in the fourth quarter of 2000. Additionally, the Company has ordered 500 new railcars under an operating lease that is currently being finalized, with delivery anticipated during the fourth quarter 2000 through the second quarter 2001.

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the Company's first fiscal quarter, certain members of the Company's senior management exercised options to purchase (i) an aggregate of 287,373 shares of the Company's common stock at an average purchase price of $1.22 per share (ii) and 10,000 shares of the Company's common stock at a purchase price of $10.00 per share. During the Company's third fiscal quarter, certain members of the Company's senior management exercised options to purchase 40,000 shares of the Company's common stock at a purchase price of $10.00 per share. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The purchasers represented their intentions to acquire the shares for investment only and not with a view to resale or distribution, and appropriate legends were affixed to the share of certificates issued.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.      Description
          ----------       -----------

               10 Rail Car Lease Agreement dated as of September 1, 2000 by and between GATX Third Aircraft Corporation and Pacer International, Inc.

               27          Financial Data Schedule

     (b) During the three months ended September 22, 2000, one report on Form 8-K was filed by the Company:

     1. Current Report on Form 8-K filed September 14, 2000 reporting the August 31, 2000 acquisition of GTS Transportation Services, Inc.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PACER INTERNATIONAL, INC.


Date: November 3, 2000                       By: /s/ L.C. Yarberry
      ----------------                          -------------------
                                                  Vice President - Finance
                                                  (Principal Financial Officer)

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX



Exhibit No.         Description
-----------         -----------------------------------------------------------
   10               Rail Car Lease Agreement dated as of September 1, 2000 by
                    and between GATX Third Aircraft Corporation and Pacer
                    International, Inc.

   27               Financial Data Schedule