Form 10-K
period 2000-12-29
PACER INTERNATIONAL INC/TN
filed 2001-03-29
CIK 1091735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 29, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ________________ to ________________

                       Commission file number  333-85041

                           PACER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                 Tennessee                                      62-0935669
     ----------------------------------                         ----------
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

                                Yes X   No ____
                                   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of March 15, 2001, none of the Registrant's Common Stock was held by non-affiliates.

On March 15, 2001, the Registrant had 11,361,373 outstanding shares of Common Stock, par value $.01 per share.

                               TABLE OF CONTENTS

                                                                                                       Page
                                                                                                     ---------
Part I.

    Items 1 and 2  Business and Properties.......................................................         3
                   Overview......................................................................         3
                   Information Technology........................................................         6
                   Significant Customers.........................................................         7
                   Sales and Marketing...........................................................         7
                   Development of Our Company....................................................         8
                   Facilities/Equipment..........................................................         9
                   Suppliers.....................................................................        10
                   Relationship with APL Limited.................................................        11
                   Business Cycle................................................................        11
                   Competition...................................................................        12
                   Employees.....................................................................        12
                   Government Regulation.........................................................        12
                   Environmental.................................................................        13
   Item 3.         Legal Proceedings.............................................................        14
   Item 4.         Submission of Matters to a Vote of Security Holders...........................        14

Part II.

   Item 5.         Market For Registrant's Common Equity and Related
                   Stockholder Matters...........................................................        15
   Item 6.         Selected Financial Data.......................................................        15
   Item 7.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................        16
   Item 7A.        Quantitative and Qualitative Disclosures About Market Risk....................        28
   Item 8.         Financial Statements and Supplementary Data...................................        29
   Item 9.         Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure...........................................        29

Part III.

   Item 10.        Directors and Executive Officers of the Registrant............................        30
   Item 11.        Executive Compensation........................................................        33
   Item 12.        Security Ownership of Certain Beneficial Owners and
                   Management....................................................................        37
   Item 13.        Certain Relationships and Related Transactions................................        40

Part IV.

   Item 14.        Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K......................................................................        43
                   Index to Financial Statements and Financial Statement
                   Schedules.....................................................................       F-1

                                     Part I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

     We are a leading non-asset based North American third-party logistics company. We offer a broad array of logistics and other services to facilitate the movement of freight from origin to destination for our customers including numerous Fortune 500 customers such as Ford, General Electric, and Walmart Stores and large global customers such as Sony. Our package of value-added logistics services assist us in the management and transportation of material, inventory and finished goods throughout the supply chains of our customers and include wholesale stacktrain services and retail trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services. Through these services, we optimize the flow of freight using multiple types of transportation and meet our customers' specific transportation and logistics needs. We combine these services with our proprietary advanced information systems to provide integrated, customized solutions which add value to our customers' operations by improving efficiency, reliability and control throughout our customers' supply chains and reducing their handling, delivery and inventory costs. We utilize a non-asset based strategy in which we seek to limit our investment in equipment, facilities and working capital through contracts and arrangements with various transportation providers. This strategy allows us to control, without owning, our transportation and related equipment, and maximize our return on invested capital.

     As a non-asset based third-party logistics provider, we have capitalized on strong industry trends, including increasing outsourcing by businesses to companies like us that can manage their multiple transportation requirements, and experienced considerable growth in revenue, net income and EBITDA. We have also achieved significant growth by acquiring and integrating businesses which enhance our service portfolio and geographic presence. Since our recapitalization and acquisition of Pacer Logistics in May 1999, we have acquired four companies. These acquisitions have enhanced our truck brokerage and freight handling services, added international freight forwarding to our portfolio of services and expanded the geographic coverage of our intermodal marketing services.

Our Service Offerings

Wholesale Services
------------------

     Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which nearly always include a rail and truck segment. We are the largest provider of intermodal rail service in North America that is not affiliated with an individual railroad company. We sell intermodal service primarily to intermodal marketing companies, large automotive intermediaries, international ocean carriers as well as to our own internal intermodal marketing company and compete primarily with rail carriers offering intermodal service and indirectly with over-the-road full truckload carriers. The size of our leased and owned equipment fleet, the frequent departures available to us through our rail contracts and the scope of our geographic coverage provide us with a significant advantage in attaining the responsiveness and reliability required by our customers at a competitive price. In addition, the geographic coverage provided by the 50,000 mile North American rail network we have access to through our rail contracts, provides our customers with single-company control over their rail transportation requirements and thereby increases both cost effectiveness and reliability. Our access to sophisticated information technology enables us to continuously track cargo containers, chassis and railcars throughout our transportation network.

     The rail network and terminal locations available to us serve most major population and commercial centers in the United States, Canada and Mexico. Given our significant intermodal rail market share, we have developed close working relationships with the railroads. We have long-term contracts with the rail carriers, including Union Pacific Railroad, CSX and Canadian

National Railroad, which provide, among other things, for favorable rates, minimum service standards, capacity assurances and the utilization of terminal facilities.

     We maintain an extensive fleet of doublestack railcars, containers and chassis, substantially all of which are leased. As of December 29, 2000, our equipment consisted of 843 doublestack railcars, 23,511 containers and 28,969 chassis, which are steel frames with rubber tires used to transport containers over the highway. We also have access to APL Limited's fleet of equipment, which we use to support the eastbound domestic transport of international freight for international shipping companies. In addition, we provide APL Limited and other shipping companies with equipment repositioning services through which we transport empty containers from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other wholesale customers, we receive compensation from the shipping companies for our repositioning service and from the other customers for shipment of their freight. In 2000 and 1999 we filled 68,579 and 73,741 repositioned containers, respectively, with freight for shipment via our rail network on behalf of our domestic customers. Because of increased volumes in our retail business, we believe that we will be able to increase the percentage of repositioned containers that are filled and transported on behalf of our customers and thereby increase the profitability of our repositioning business.

     Our fleet of equipment, priority handling status with rail carriers and range of transportation services has resulted in a track record of high service quality, reliability and consistency. Through our equipment fleet and long-term arrangements with rail carriers, we can control the transportation equipment used in our wholesale operations and are able to employ full-time personnel on-site at the terminals, which allow us to ensure close coordination of the services provided at these facilities. We are therefore positioned to provide a reliable, cost effective and highly competitive transportation alternative.

Retail Services
---------------

      Trucking Services
      -----------------

      We offer a number of trucking services. We believe that our ability to provide a range of trucking services provides a competitive advantage as companies increasingly seek to outsource their transportation and logistics needs to companies that can manage multiple transportation requirements.

      We provide truck brokerage services throughout North America through our customer service centers in Los Angeles and Walnut Creek (California), Dallas (Texas), Chicago (Illinois), East Rutherford (New Jersey) and Columbus (Ohio). Truck brokerage involves the procurement of trucking services of a licensed independent carrier on behalf of a shipper. Goods shipped in this manner are received by us at our customer service centers before the independent carriers take charge of their delivery. We manage all aspects of these and related services for our customers, including selecting qualified carriers, negotiating rates, organizing or reconsolidating shipments into optimal truckloads, storing goods at our customer service centers until pickup, tracking shipments, resolving difficulties and billing. Our nationwide network of approved independent carriers provides service to virtually any North American destination.

     We compete in both the truckload and less-than-truckload segments of the trucking industry, although the majority of our trucking revenues are derived from truckload operations. Our truckload operations consist of flatbed and specialized heavy-haul trucking services, as well as full-load, regional and local trucking services. Our less-than-truckload operation specializes in long-haul transportation of freight through hubs operated by others throughout the United States. Our less-than-truckload operations leverage the mix of traffic we receive from customers by integrating shipments which have common destinations in order to lower the linehaul, pick-up and delivery costs. Our capital investment in both less-than-truckload and truckload operations is limited. We utilize a fleet of 600 vehicles equipped with flatbed and specialized trailers which are owned and operated by independent contractors.

     We maintain local trucking operations in Los Angeles, Oakland and San Diego (California), Houston and Dallas (Texas), Jacksonville (Florida), Chicago (Illinois), Memphis (Tennessee), Kansas City (Kansas), Baltimore (Maryland), Seattle (Washington) and Atlanta (Georgia). We contract with independent contractors who control more than 700 trucks. We maintain interchange agreements with all of the major steamship lines, railroads and stacktrain
operators.   This network allows us to supply the local transportation
requirements of shippers, ocean carriers and freight forwarders across the country.

     Intermodal Marketing
     --------------------

     In our role as an intermodal marketing company, we arrange for the movement of freight in containers and trailers throughout North America for global, national and regional manufacturers and retailers. Typically, we arrange for a full container or trailer load shipment to be picked up at origin by truck and transported a distance of less than 100 miles to a site for loading onto a train. The shipment is then transported via railroad several hundred miles to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be picked up and transported by truck to the final destination. In addition, we provide customized electronic tracking and analysis of charges, negotiate rail, truck and intermodal rates, determine the optimal routes, track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. We provide the majority of these services through a network of agents and independent contractors. Our intermodal marketing operations are based in Los Angeles and Walnut Creek (California), East Rutherford (New Jersey), Memphis (Tennessee), Chicago (Illinois) and Columbus (Ohio). Our experienced transportation personnel are responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

     Through our intermodal marketing operations we assist the railroads and our wholesale operation in balancing freight originating in or destined to particular service areas, resulting in improved asset utilization. In addition, we serve our customers by passing on economies of scale that we achieve as a volume buyer from railroads, stacktrain operators, trucking companies and other third party transportation providers, providing access to large equipment pools and streamlining the paperwork and logistics of an intermodal move. We believe that the combination of our wholesale operations with our intermodal marketing services will enable us to provide enhanced service to our customers and the opportunity for increased profitability and growth.

     Freight Consolidation and Handling
     ----------------------------------

     We offer a variety of freight handling services, including consolidation/deconsolidation and warehousing of our customers' shipped goods. Because of the complexity of freight patterns and the need to use multiple types of transportation, the handling and storage of freight on behalf of the shipper is often required during the transportation process. Our retail operation focuses on providing customers with specially designed transportation packages which fit their specific shipment patterns and transportation and inventory needs. Additionally, we have designed service packages intended to reduce our customers' handling requirements and improve inventory efficiency. These services are primarily offered on the West Coast.

     International Freight Forwarding Services
     -----------------------------------------

     As an international freight forwarder, we typically provide freight forwarding services which involve transportation of freight into or out of the United States. As an indirect ocean carrier or non-vessel operating common carrier and a customs broker, we manage international shipping for our customers and provide or connect them with the range of services necessary to run a global business. To a lesser extent we also provide air freight forwarding services as an indirect air carrier. Our international product offerings serve more than 1,000 clients internationally through 17 offices and over 100 agents worldwide.

     As an indirect ocean carrier or non-vessel operating common carrier, we arrange for the transportation of our customers' freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and provide shipment to the final destination. At the destination port, we or our agent effect delivery of the freight to the receivers of the goods, which may include custom clearance and inland freight transportation to the final destination.

     As a customs broker, we are licensed by the U.S. Customs Service to act on behalf of importers in handling custom formalities and other details critical to exporting and importing of goods. We prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for the payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and assist with qualifying for duty drawback refunds. We provide customs brokerage services in connection with many of the shipments which we handle as an ocean freight forwarder or non-vessel operating common carrier, as well as shipments arranged by other freight forwarders, non-vessel operating common carriers or vessel operating common carriers.

     Supply Chain  Management
     ------------------------

     We leverage the information from our advanced information system to provide consulting and supply chain management services to our customers. These specialized services allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their raw materials and inventory throughout their supply chains and the distribution of finished goods to the end user. We provide infrastructure and equipment, integrated with our customers' existing systems, to handle distribution planning, just-in-time delivery and automated ordering throughout their operations, and additionally will provide and manage warehouses, distribution centers and other facilities for them. We can manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers' customers. We also consult on identifying bottlenecks and inefficiencies and eliminating them by analyzing freight patterns and costs, optimizing distribution and warehouse locations, and analyzing/developing internal policies and procedures.

Information Technology

     We believe that our high quality of service and reliability evidences the sophistication and successful implementation of our proprietary advanced information systems. Our technology, experience and operating procedures significantly enhance the attractiveness of our logistics offering and deliver service superior to that of our smaller competitors. Our systems' expandable network architecture provides for the exchange of data electronically between us and our customers and includes an internet-based platform that allows our customers to easily customize the use and integration of our system to meet their needs. This interconnection allows us to easily communicate with our customers and transportation providers. Our systems monitor and track shipments at every stage in the cycle and across varying transportation modes, providing accurate, real-time visibility on shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can proactively alert our customer and other supply chain participants to minimize the impact of any problems. Our systems also continually measure transit times, rates, availability and logistics activity of our transportation providers to enable us to plan and execute transactions and freight movements most reliably, efficiently and cost effectively. By monitoring and tracking all containers, chassis and railcars throughout our network, we can identify their location and availability and provide increased equipment utilization and balanced freight flows.

     Our systems also analyze each customer's usage patterns and needs to resolve performance bottlenecks, determine optimal distribution locations and identify areas for cost savings throughout their supply chain. We can also prepare and distribute customized reports detailing shipping patterns, volumes, reliability, timeliness and overall transportation costs, and can generate management reports to meet federal highway authority requirements and perform accounting and billing functions. Currently, our technological efforts are primarily focused on reducing customer service response time, enhancing the customer service profile database and expanding the number of customers and service providers with which we share data using EDI applications.

     We manage our wholesale services with highly sophisticated computer systems that enable continuous tracking of cargo containers, chassis and railcars throughout the intermodal system. These systems also provide us with performance, utilization and profitability indicators in all aspects of the wholesale business. These information systems create a competitive advantage for us as they increase the efficiency of our intermodal operations and enable us to provide shippers with the level of information which they increasingly demand as part of their freight management operations.

     Our acquisition of Rail Van in December 2000 and its advanced proprietary information technology systems allows us to further upgrade our information technology platform by integrating all of our retail operations onto the Rail Van information technology platform over the next six months. We believe this integration can be accomplished without any disruption to our retail operations but will require approximately $1.5 million of capital expenditures to increase the capacity of the Rail Van system. In addition, for an annual fee of $10.0 million, APL Limited, pursuant to a long-term information technology agreement, provides us with the computers, software and other information technology necessary for the operation of our wholesale business. We are in the process of replacing the technology provided by APL Limited with information technology systems currently available in the marketplace from unrelated third parties at a one-time cost which we currently estimate to be approximately $10.0 million, and thereafter at on-going annual costs which we believe would be significantly below the $10.0 million annual fee currently paid to APL Limited.

Significant Customers

     For the year ended December 29, 2000, we had one customer which contributed more than 10% of our total gross revenues. Total gross revenues of $146.9 million were generated from Union Pacific (generated by both reporting segments).

For the year ended December 31, 1999, we had two customers which contributed more than 10% of our total gross revenues. Total gross revenues of $128.2 million were generated by the wholesale segment from Hub Group and total gross revenues of $100.8 million were generated from Union Pacific (generated by both reporting segments).

Sales and Marketing

     As of December 29, 2000, our retail marketing operations included over 250 sales agents, over 150 of whom are independent sales agents, and approximately 100 of whom are salaried sales representatives. All of our sales people are supported by regional sales offices in 17 cities, including Los Angeles and Walnut Creek (California), Chicago (Illinois), Seattle (Washington), Memphis (Tennessee), Rutherford (New Jersey) and Houston (Texas). Our salaried sales representatives are deployed in major business centers throughout the country and target mid-size and large customers. Our national network of commissioned sales agents provides additional geographic coverage and contributes additional business that enables us to achieve volume discounts and balance traffic flows. Both our salaried and commissioned sales forces are compensated by overall net revenue margin contribution to the company and therefore are strongly incentivized to cross-sell additional services to their customers. With our growing portfolio of services, the capability for our nationwide salesforce to cross-sell into other products provides a significant opportunity to expand our business with current customers.

     As of December 29, 2000, our wholesale services were marketed by over 40 sales and customer service representatives. These representatives operate through seven regional and district sales offices and three regional service centers which are situated in the major shipping locations for the wholesale business in order to provide support for the customers of the wholesale business. The sales representatives are directly responsible for managing and liaising with existing customers and for soliciting new business. The customer service representatives are responsible for supporting existing customers and sales representatives by providing cargo tracking services, responding to customer complaints and processing customer inquiries. In addition, intermodal marketing companies are an important link between our wholesale operations and shippers. Intermodal marketing companies, who sell intermodal service to shippers while buying space on intermodal rail trains, enable us to market our services through their sales networks and indirectly access shippers in more than 100 major metropolitan areas.

     In addition to our domestic sales force, we also have an international network of over 180 sales and customer service representatives. These representatives are located in 5 offices and 75 agencies in over 70 countries.

Development of Our Company

     We have operated as an independent, stand-alone company only since our recapitalization in May 1999. From 1984 until our recapitalization, our wholesale business was conducted by various entities owned directly or indirectly by APL Limited.

     In May 1999, we were recapitalized through the purchase of shares of our common stock by affiliates of Apollo Management, L.P. and two other investors from APL Limited and our redemption of a portion of the shares of common stock held by APL Limited. After the recapitalization, we formed a transitory subsidiary that was merged with and into Pacer Logistics, making Pacer Logistics our wholly-owned subsidiary. In connection with these transactions, our name was changed from APL Land Transport Services to Pacer International, Inc.

     Pacer Logistics, Inc. was formed on March 5, 1997 from its predecessor PMT Holdings, Inc. Between the time of formation and the recapitalization, Pacer Logistics had acquired the common stock and/or assets of six businesses.

     Since May 1999, we have acquired four companies in the retail segment that have complemented our core retail business operations and expanded our geographic reach and service offerings for intermodal marketing, local trucking, international freight forwarding and other logistics services. Our four most recent acquisitions include the following:

 .  On January 13, 2000, we acquired substantially all of the assets of Conex
   Global Logistics Services Inc. and its subsidiaries, MSL Transportation Group Inc. and Jupiter Freight, Inc. (collectively, "Conex"). Conex provides intermodal freight transportation, trucking, transloading and warehousing services at three locations in California and one location in each of Atlanta and Seattle. This acquisition expanded our presence in these services and furthered our vertical integration.

 .  On August 31, 2000, we acquired all of the capital stock of GTS
   Transportation Services, Inc. ("GTS"). GTS provides logistics and truck brokerage services in North America. This acquisition expanded our service offerings.

 .  On October 31, 2000, we acquired all of the capital stock of RFI Group, Inc.
   ("RFI"). RFI provides international freight forwarding, customs-brokerage and ocean transportation services. This acquisition expanded our portfolio of services to include international freight forwarding and related activities and gave us a strong international presence.

 .  On December 22, 2000, we acquired all of the capital stock of Rail Van, Inc.
   ("Rail Van"). Rail Van provides rail and truck brokerage, intermodal marketing and logistics services. This acquisition expanded our customer base and product offerings as well as provided us with advanced information systems, which we plan to transfer to and use in all of our retail segment operations over the next six months as well as a highly focused sales force.


Facilities/Equipment

     Our wholesale transportation network operates out of 58 railroad terminals across North America. Our integrated rail network, combined with our leased equipment fleet, enables us to provide our customers with single-company control over rail transportation to locations throughout North America.

     Substantially all of our terminals are owned and managed by rail or highway carriers. However, we employ full-time personnel on-site at major locations to ensure close coordination of the services provided at the facilities. In addition to these terminals, other locations throughout the eastern United States serve as stand-alone container depots, where empty containers can be picked up or dropped off, or supply points, where empty containers can be picked up only. In connection with our trucking services, agents provide marketing and sales, terminal facilities and driver recruiting, while an operations center provides, among other services, insurance, claims handling, safety compliance, credit, billing and collection and operating advances and payments to drivers and agents.

     Our wholesale equipment fleet consists of a large number of double stack railcars, containers and chassis which are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 80% of our chassis and approximately 75% of our doublestack railcars. As of December 29, 2000 our wholesale equipment fleet consisted of the following:

                                                            Owned        Leased          Total
                                                       -------------------------------------------
Containers
     48' Containers .............................             144        13,991         14,135
     53' Containers .............................               -         9,376          9,376
                                                       -------------------------------------------
           Total ................................             144        23,367         23,511
                                                       ===========================================

Chassis
     48' Chassis ................................           5,813         8,015         13,828
     53' Chassis ................................              50        10,406         10,456
                                                       -------------------------------------------
           Subtotal..............................           5,863        18,421         24,284
     20', 40' and 45' (1)........................               -         4,685          4,685
                                                       -------------------------------------------
           Total.................................           5,863        23,106         28,969
                                                       ===========================================

Doublestack Railcars ............................             210           633            843
                                                       ===========================================

_____
(1) Represents the current allocation of chassis sublet to us pursuant to our agreement with APL Limited.

       Supplementing the equipment listed above we have access to an extensive inventory of 20-, 40- and 45-foot containers from APL Limited's international network in addition to the empty containers which we reposition on behalf of APL Limited.

     We also own a limited amount of equipment to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent contractors who own and operate their own equipment. We lease two warehouses in Kansas City (Kansas) and five facilities in Los Angeles (California) for dockspace, warehousing and parking for tractors and trailers.


     Our wholesale equipment operating lease expense and rental income for containers, chassis and railcars is shown below ($ in millions):

                                Equipment Rental

                                                              2000              1999              1998
                                                       ------------------------------------------------------
     Operating Lease Expense ..........                      $59.9             $51.3             $45.5
                                                       ======================================================

     Rental Income Revenue ............                      $30.1             $16.9             $13.4
                                                       ======================================================

   The large increase in rental income in 2000 compared to 1999 is due to the additional railcars and containers acquired during 2000 coupled with increases in business volume.

   The following table shows our expense for on-going maintenance and repairs for containers, chassis and railcars ($ in millions):

                            Maintenance Expenditures

                                                              2000              1999              1998
                                                       ------------------------------------------------------

     Containers ..........................                   $ 5.9             $ 4.1             $ 4.1
     Chassis .............................                    17.1              13.9              12.4
     Doublestack Railcars ................                     3.7               3.0               1.8
                                                       ------------------------------------------------------
          Total Expenditures .............                   $26.7             $21.0             $18.3
                                                       ======================================================

Suppliers

 Railroads

     We have long-term contracts with five railroads, including Union Pacific, CSX, Canadian National Railroad and two railroads in Mexico regarding movement of our stacktrains. These contracts generally provide for access to terminals controlled by the railroads as well as support services related to our wholesale operations. Through these contracts, our wholesale business has established a North American transportation network. Our retail business also maintains contracts with the railroads which govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments.
These contracts are typically of short duration, usually twelve month terms, and subject to renewal or extension. We maintain close working relationships with all of the major railroads in the United States and view each relationship as a partnership. We will continue to focus our efforts on strengthening these relationships.

     Through our contracts with these rail carriers, we have access to a 50,000 mile rail network throughout North America. Our rail contracts, which generally provide that the rail carriers will perform linehaul and terminal services for us, are typically long-term agreements, with major contracts providing for a remaining term of 11 to 14 years. Pursuant to the service provisions, the rail carriers provide transportation of our stacktrains across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts generally establish per container rates for stacktrain shipments made on rail carriers' transportation networks and typically provide that we are obligated to transport a specified percentage of our total stacktrain shipments with each of the rail carriers. The terms of our rail contracts, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers' costs to provide rail service. Generally, we benefit from advantageous rate provisions in our rail contracts. Based upon these provisions, and the volume of freight which we ship with each of the rail carriers, we believe that we enjoy favorable transportation rates for our stacktrain shipments.

 Agents and Independent Contractors

     We rely on the services of agents and independent contractors in long haul and local trucking services. Although we own a small number of tractors and trailers, the majority of our truck equipment and drivers are provided by agents and independent contractors. Our relationships with agents and independent contractors allow us to provide customers with a broad range of trucking services without the need to commit capital to acquire and maintain an asset base. Although our agreements with agents and independent contractors are typically long-term in practice, they are generally terminable by either party on short notice.

     Agents and Independent contractors are compensated on the basis of mileage rates and a fixed percentage of the revenue generated from the shipments they haul. Under the terms of our typical lease contracts, agents and independent contractors must pay all the expenses of operating their equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance and debt service.

 Local Trucking Companies

     We have established a good working relationship with a large network of local truckers in many major urban centers throughout the United States. The quality of these relationships helps ensure reliable pickups and deliveries, which is a major differentiating factor among intermodal marketing companies. Our strategy has been to concentrate business with a select group of local truckers in a particular urban area, which increases our economic value to the local truckers and in turn raises the quality of service that we receive.

Relationship with APL Limited

     We have entered into a long-term agreement with APL Limited involving domestic transportation of APL Limited's international freight. The majority of APL Limited's imports to the United States are transported on stacktrains from ports on the West Coast to population centers in the Midwest and Northeast regions. However, domestic stacktrain freight which originates in the United States moves predominantly westbound from eastern and midwestern production centers to consumption centers on the West Coast. Because of our agreement with APL Limited, we are able to achieve high utilization and steady revenue production from our intermodal equipment due to our high volume of both eastbound and westbound shipments. The APL Limited freight also significantly increases the associated stacktrain volume, thereby improving our bargaining position with the railroads regarding contract terms. In addition, we provide APL Limited with equipment repositioning services through which we transport APL Limited's empty containers from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other wholesale customers, we receive compensation from both APL Limited for our repositioning service and from the other customers for shipment of their freight.

Business Cycle

     The transportation industry has historically performed cyclically as a result of economic recession, customers' business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors, many of which are beyond our control. We believe we have generally been successful in passing on cost increases to our wholesale customers without substantial decreases in shipping volumes. Because we offer a variety of transportation modes, we generally retain shipping volumes and benefit from increased use of our stacktrain services at the expense of long-haul trucking competitors. Moreover, we believe our retail business is positioned to perform well even in an economic recession or during a downturn in its customers' business cycles. This is because at these times customers focus on cost-reduction and as a result increase their outsourcing of their supply-chain operations to us as well as their use of our other logistics services. We also believe that difficult economic conditions magnify the competitive advantage that large service providers like us enjoy over smaller competitors and offer additional opportunities for us to make acquisitions on favorable financial terms.

Competition

     The transportation services industry is highly competitive. Our retail business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, private shipping departments and freight forwarders. Competition is based primarily on freight rates, quality of service, such as damage free shipments, on-time delivery and consistent transit times, reliable pickup and delivery and scope of operations. We also compete with transportation services companies for the services of independent commission agents, and with trucklines for the services of independent contractors and drivers. Our major competitors in the retail business include C.H. Robinson, Exel, Hub Group, Alliance Shippers, Menlo Logistics, EGL Eagle Global Logistics, Fritz Companies and Ryder System.

     Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars, and containerized intermodal rail services offered directly by railroads. Competition between our wholesale business and truckload carriers is particularly intense for shipments of freight over shorter distances. This is primarily because intermodal transportation's competitive advantage of low variable labor and fuel requirements per ton/mile is diminished for shorter distance shipments. The major competitors of our wholesale business include Burlington Northern Santa Fe, Union Pacific, CSX Intermodal and J.B. Hunt Transport.

Employees

   As of December 29, 2000, we had a total of 1,666 employees. None of our employees are represented by unions and we generally consider our relationships with our employees to be satisfactory.

Government Regulation

     Regulation of Our Trucking and Wholesale Operations
     ----------------------------------------------------

     The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of, providing transportation services. We cannot predict the effect, if any, that future legislative and regulatory changes may have on our business or results of operations.

     We are subject to licensing and regulation as a transportation provider pursuant to our trucking operations. We are licensed by the Department of Transportation as a national freight broker in arranging for the transportation of general commodities by motor vehicle and operate pursuant to a 48-state, irregular route common and contract carrier authority. The Department of Transportation prescribes qualifications for acting in our capacity as a national freight broker, including surety bonding requirements. We provide motor carrier transportation services that require registration with the Department of Transportation and compliance with economic regulations administered by the Department of Transportation, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we and several of our subsidiaries continue to be subject to a variety of vehicle registration and licensing requirements. We and the carriers that we rely on in arranging transportation services for our customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with regulations governing licenses in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that these regulations or changes in these regulations will not adversely affect our operations in the future. Violations of these regulations could also subject us to fines or, in the event of serious violations, suspension or revocation of operating authority as well as increased claims liability.

     Intermodal operations, like ours, were exempted from virtually all active regulatory supervision by the U.S. Interstate Commerce Commission, predecessor to the regulatory responsibilities now held by the U.S. Surface Transportation Board. Such exemption is revocable by the Surface Transportation Board, but the standards for revocation of regulatory exemptions issued by the Interstate Commerce Commission or Surface Transportation Board are high.

     Regulation of Our International Freight Forwarding Operations
     --------------------------------------------------------------

     We maintain licenses issued by the U.S. Federal Maritime Commission as an ocean transportation intermediary. Our licenses govern both our operations as an ocean freight forwarder and as a non-vessel operating common carrier. The Federal Maritime Commission has established qualifications for shipping agents, including suety bond requirements. The Federal Maritime Commission also is responsible for the regulation and oversight of non-vessel operating common carriers that contract for space with vessel operating carriers and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating and/or terminating in the United States. Non-vessel operating common carriers are required to publish and maintain tariffs that establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce these regulations by commencing enforcement proceedings seeking the assessment of penalties for violation of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe that we are in substantial compliance with all applicable regulations and licensing requirements in all countries in which we transact business.

     We are also licensed as a customs broker by the Customs Service of the Department of Treasury in each United States custom district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the Customs Service. In other jurisdictions in which we perform customs brokerage services, we are licensed, where necessary, by the appropriate governmental authority. We believe we are in substantial compliance with these requirements.

Environmental

     Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and aboveground tanks for the storage of diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with environmental requirements nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in this or the next fiscal year. However, there is no guarantee that changes in environmental requirements or liabilities from newly-discovered environmental conditions will not have a material effect on our business.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents, as of the dates and for the periods indicated, selected historical financial information for the Company.

                                             The Predecessor                                     The Company
                                         --------------------------      ----------------------------------------------------------
                                           For the                                        For the        For the          For the
                                            Fiscal                                        Fiscal         Fiscal           Fiscal
                                             Year          For the         For the         Year           Year             Year
                                            Ended          Period          Period          Ended          Ended            Ended
                                         -------------   -----------     -----------   ------------    ----------      -----------
                                                            Dec. 28        Nov. 13
                                                            1996 to        1997 to
                                             Dec. 27        Nov. 12        Dec. 26         Dec. 25       Dec. 31          Dec. 29
                                             1996 1/        1997 1/        1997 1/         1998 1/       1999 2/          2000 3/
                                         -------------   -----------     -----------   ------------    -----------      -----------
                                                                    (in millions, except per share data)
Statement of Operations
  Data:

Gross revenues.........................       $  552.8      $  523.8        $   60.7       $  598.9       $  927.7        $ 1,281.3
Cost of purchased
 transportation and services...........          423.7         407.5            47.4          466.3          735.4          1,005.6
Net revenues...........................          129.1         116.3            13.3          132.6          192.3            275.7
Direct operating expenses..............           38.1          53.1             7.4           64.5           76.8             90.4
Selling, general and
 administrative expenses...............           25.4          21.4             3.2           28.3           58.9            102.6
Depreciation and
 amortization..........................            4.1           3.0             0.7            6.6            8.6             11.6
Merger, severance & other..............              -             -               -              -              -              7.7
Income from operations.................           61.5          38.8             2.0           33.2           48.0             63.4
Net income.............................           38.1          22.9             1.0           20.6           16.6             14.8

Earnings per share: 4/
  Basic................................              5/            5/              5/             5/      $   0.78        $    1.35

  Diluted..............................              5/            5/              5/             5/      $   0.68        $    1.19

Historical Balance Sheet
  Data (at period end):

Total assets...........................       $   71.4      $      -        $  111.9       $  156.1       $  455.0        $   658.4

Total debt including capital
 leases................................              -             -               -              -          284.4            405.4

Minority interest -
 exchangeable preferred
 stock of subsidiary...................              -             -               -              -           23.4             25.0

Historical Cash Flow Data:

Cash provided by operating
 activities............................       $   17.4      $   18.2        $   12.7       $   31.8       $   20.8        $     1.2

Cash provided by (used in)
 investing activities..................            0.9           3.6               -          (38.5)         (74.0)          (130.7)

Cash provided by (used in)
 financing activities..................          (18.3)        (21.8)          (12.7)           6.7           65.4            117.3


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

2/ Includes the results of Pacer Logistics, Inc. since acquisition on May 28, 1999.

3/ Includes the results of Conex Global Logistics Services, Inc., GTS Transportation Services, Inc., RFI Group, Inc. and Rail Van Inc. since their dates of acquisition on January, 13, 2000, August 31, 2000, October 31, 2000 and December 22, 2000, respectively.

4/ Net income of $8.5 million for the period from January 1, 1999 through May 28, 1999 has been excluded as prior to the recapitalization on May 28, 1999 the Company was a division of APL Limited and did not have common stock.

5/ Earnings per share data is not applicable as prior to the recapitalization the Company was a division of APL Limited and did not have common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This annual report on Form 10-K contains forward looking statements that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "plan", "may", "should", "will", "would" and similar expressions. These forward-looking statements are based on all information currently available to us and subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this annual report include:

 .  General economic and business conditions;
 .  Industry trends;
 .  Increases in our leverage;
 . Changes in our business strategy, development plans or cost savings plans; . Our ability to integrate acquired businesses;
 .  The loss of one or more of our major customers;
 .  Competition;
 .  Availability of qualified personnel;
 . Changes in, or the failure to comply with, government regulation; and . The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission.

   You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

Overview

     We are a leading non-asset based North America third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the wholesale segment and the retail segment (see Note 9 to the Consolidated Financial Statements for segment information). The wholesale segment provides intermodal rail service in North America by selling intermodal service to shippers pursuant to agreements with intermodal rail trains. The retail segment provides trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services.

 Operating History

       We have operated as an independent, stand-alone company only since our recapitalization in May 1999. From 1984 until our recapitalization, our wholesale business was conducted by various entities owned directly or indirectly by APL Limited. While owned by APL Limited, our wholesale business used some of the financial and administrative resources and infrastructure of APL Limited in such areas as treasury, legal, information systems and benefits administration. Since our recapitalization, we have provided the infrastructure, resources and services necessary to operate our wholesale business independently, although we still utilize computers, software and other information technology which APL Limited provides to us under an agreement with a remaining term of 19 years that is terminable by us upon 120 days' notice and by APL Limited if we fail to make required payments or are acquired by a competitor of APL Limited. In addition, our historical financial information prior to our recapitalization may not necessarily reflect the results of operations, financial condition and cash flows in the future or what our results of operations, financial condition and cash flows would have been had we been a separate, independent entity during the periods presented.

 Gross Revenues

     The wholesale segment's gross revenues are generated through fees charged to customers for the transportation of freight. The growth of these revenues is primarily driven by increases in volume of freight shipped, as overall rates have historically remained relatively constant. The average rate is impacted by product mix, rail routes utilized and market conditions. Also included in gross revenues are railcar rental income and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound loads.

     The retail segment's gross revenues are generated through fees charged for a broad portfolio of freight transportation services, including trucking services, intermodal marketing, freight consolidation and handling,
international freight forwarding and supply chain management services.   Overall
gross revenues for the retail segment are driven by expanding our service offering and marketing our broad array of transportation services to our existing customer base and to new customers. Trucking services include truck brokerage, flatbed and specialized heavy-haul operations, and local trucking services. Gross revenues from truck brokerage are driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Gross revenues from other trucking services, which primarily support intermodal marketing and provide specialized and local transportation services to customers through independent operators, are driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Intermodal marketing involves arranging the movement of freight in containers and trailers utilizing truck and rail transportation. Increases in gross revenues from intermodal marketing are generated primarily from increased volumes, as rates are dependent upon product mix and transportation lane, which tend to remain relatively constant as customers' shipments tend to remain in similar lanes. Gross revenues for freight consolidation and handling, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by shipping lines on the West Coast who are increasingly using third-party containers, rather than their own, to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers' customers. Revenues for supply chain management services are recognized on a net basis and are driven by increased outsourcing. As a result of our recent acquisitions of RFI and Rail Van, we also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers' freight to and from a foreign country. Gross revenues for international freight forwarding are driven by the globalization of trade.

 Cost of Purchased Transportation and Services/Net Revenues

     The wholesale segment's net revenues are the gross revenues earned from transportation rates charged to customers less the costs of purchased transportation and services. The cost of purchased transportation and services consists primarily of the amounts charged by railroads and local trucking companies. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped.

     The retail segment's net revenues consist of the gross revenues earned from its third-party transportation services, less the cost of purchased transportation and services. Net revenues are driven by the mix of services provided with net revenues as a percentage of gross revenues varying significantly based on this mix. Purchased transportation and services consists of amounts paid to third parties to provide services, such as railroads, independent contractor truck drivers, freight terminal operators and dock workers. Third-party rail costs are charged through contracts with the railroads and are dependent upon product mix and traffic lanes. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee.

 Direct Operating Expenses

     Direct operating expenses are both fixed and variable expenses directly relating to the wholesale operations and consist of equipment lease and depreciation expense, equipment maintenance and repair, fixed terminal and cargo handling expenses and other direct variable expenses. Our fleet of leased equipment is maintained through a variety of short- and long-term leases, many of which can be terminated without penalty on short notice. Increases to our equipment fleet will primarily be through additional leases as the growth of our business dictates. Equipment maintenance and repair consist of the costs related to the upkeep of the equipment fleet, which can be considered semi-variable in nature, as a certain amount relates to the annual preventative maintenance costs in addition to amounts driven by fleet usage. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged to us by terminal operators and is expected to remain relatively fixed.

 Selling, General and Administrative Expenses

     The wholesale segment's selling, general and administrative expenses prior to our 1999 recapitalization consisted of allocated APL Limited corporate and information technology expenses and direct administrative expenses, which primarily include payroll and fringe benefits and other overhead expenses. After May 28, 1999, the corporate administrative services previously provided by APL Limited are incurred directly by the wholesale segment.

     The retail segment's selling, general and administrative expenses relate to the costs of customer acquisition, billing, customer service and salaries and related expenses of marketing, as well as the executive and administrative staff's compensation, office expenses and professional fees. The retail segment anticipates that it will incur increased overall selling related costs as it grows its operations, but that such costs will remain relatively consistent as a percentage of net revenues. The costs related to the retail segment's corporate functions, such as administration, finance, legal, human resources and facilities will likely increase as the business grows, but will likely decrease as a percentage of net revenues as the business grows.

Results of Operations

  The following discussion and analysis of financial condition and results of operations for the years ended December 29, 2000 and December 31, 1999 include the results of operations after our recapitalization and the acquisition of Pacer Logistics since their completion on May 28, 1999. All prior years results discussed represent the results of our wholesale business only. The results of operations and financial condition for the periods subsequent to the recapitalization and acquisition of Pacer Logistics are not necessarily comparable to prior periods.

Fiscal Year Ended December 29, 2000 Compared to Fiscal Year Ended December 31, 1999

  Amounts for the retail segment for 2000 include the results of our acquisitions of Conex assets, GTS, RFI and Rail Van (the "2000 acquisitions") since each respective date of acquisition. See Note 3 to our Consolidated Financial Statements.

                      Financial Data for 2000 Acquisitions
                      Fiscal Year ended December 29, 2000
                                 (in millions)

                                             Rail Van              RFI              GTS              Conex             Total
                                         --------------      -------------     ------------     -------------     -------------
Date of acquisition                            12/22/00           10/31/00          8/31/00           1/13/00

Gross revenues......................          $     4.8          $    18.0         $   31.4          $   47.6            $101.8
Cost of purchased transportation ...                4.2               15.2             28.1              33.4              80.9
                                         --------------      -------------     ------------     -------------     -------------

Net revenues........................                0.6                2.8              3.3              14.2              20.9

Selling, general & administrative...                0.6                2.3              1.9               7.9              12.7
Depreciation and amortization ......                0.1                0.2              0.2               1.0               1.5
                                         --------------      -------------     ------------     -------------     -------------

Income from operations ............           $    (0.1)         $     0.3         $    1.2          $    5.3            $  6.7
                                         ==============      =============     ============     =============     =============

  The following table sets forth our historical financial data for the fiscal years ended December 29, 2000 and December 31, 1999. An asterix indicates that retail segment data is not comparable because the 1999 amounts include only seven months of retail segment data (since acquisition on May 28, 1999) and do not include Conex data acquired January 13, 2000, GTS data acquired August 31, 2000, RFI data acquired October 31, 2000 or Rail Van data acquired December 22, 2000.

                Financial Data Comparison by Reportable Segment
           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in millions)

                                                                2000                  1999           Change              % Change
                                                         -----------             ---------         -----------          ----------
Gross revenues
     Wholesale......................................        $  814.7                $713.2            $101.5                14.2%
     Retail.........................................           503.9                 233.2             270.7                   *
     Inter-segment elimination .....................           (37.3)                (18.7)            (18.6)                  *
                                                           ---------               -------         ---------        ------------
        Total.......................................         1,281.3                 927.7             353.6                38.1

Cost of purchased transportation and services
     Wholesale......................................           631.5                 559.1              72.4                12.9
     Retail.........................................           411.4                 195.0             216.4                   *
     Inter-segment elimination .....................           (37.3)                (18.7)            (18.6)                  *
                                                           ---------               -------         ---------        ------------
         Total......................................         1,005.6                 735.4             270.2                36.7

Net revenues
     Wholesale......................................           183.2                 154.1              29.1                18.9
     Retail.........................................            92.5                  38.2              54.3                   *
                                                           ---------               -------         ---------        ------------
         Total......................................           275.7                 192.3              83.4                43.4

Direct operating expenses
     Wholesale......................................            90.4                  76.8              13.6                17.7
     Retail.........................................               -                     -                 -                   -
                                                             -------               -------         ---------        ------------
          Total.....................................            90.4                  76.8              13.6                17.7

Selling, general & administrative expenses
     Wholesale......................................            37.7                  32.4               5.3                16.4
     Retail.........................................            64.9                  26.5              38.4                   *
                                                         -----------               -------         ---------        ------------
          Total.....................................           102.6                  58.9              43.7                74.2

Depreciation and amortization
     Wholesale......................................             5.4                   6.0              (0.6)              (10.0)
     Retail.........................................             6.2                   2.6               3.6                   *
                                                         -----------               -------         ---------        ------------
          Total.....................................            11.6                   8.6               3.0                34.9

Merger, severance and other
     Wholesale......................................               -                     -                 -                   -
     Retail.........................................             7.7                     -               7.7                   *
                                                         -----------               -------         ---------        ------------
          Total                                                  7.7                     -               7.7                   *

Income from operations
     Wholesale......................................            49.7                  38.9              10.8                27.8
     Retail.........................................            13.7                   9.1               4.6                   *
                                                         -----------               -------         ---------        ------------
          Total.....................................            63.4                  48.0              15.4                32.1

Interest expense, net...............................            34.1                  18.6              15.5                   *
Income tax expense .................................            12.9                  11.7               1.2                10.3
Minority interest expense...........................             1.6                   1.1               0.5                   *
                                                         -----------               -------         ---------        ------------
Net income..........................................        $   14.8                $ 16.6            $ (1.8)              (10.8)%
                                                          ==========              ========        ==========       =============

__________________________
* Not comparable

     Gross Revenues. Gross revenues increased $353.6 million, or 38.1%, for the fiscal year ended December 29, 2000 compared to the fiscal year ended December 29, 1999. Approximately $168.9 million, or 47.8%, of the increase was due to the acquisition of Pacer Logistics (excluding the 2000 acquisitions) and $101.8 million, or 28.8%, of the increase was due to the 2000 acquisitions. The wholesale segment increase of $101.5 million was due primarily to an $87.1 million, or 13.0%, increase in freight revenues driven by an overall container volume increase of 83,071 containers or 13.1%. The volume increase was due to increased customer demand coupled with the addition of 1,500 53-foot containers during the fourth quarter of 1999 and 3,125 containers during 2000. This volume increase was partially offset by a 0.1% reduction in the average freight revenue per container resulting primarily from mix changes. A 3% fuel surcharge implemented on domestic traffic during the second quarter of 2000 to defray rail fuel cost increases mitigated the revenue per container reduction. Automotive and international volumes continued strong for 2000 exceeding 1999 by 40% and 28%, respectively. Other wholesale segment revenues increased approximately $16.0 million due primarily to increased railcar rental income in 2000 resulting from the registration and marking of our rail cars for participation in the Association of American Railroad interchange rules and income collection procedures which allowed us to collect rail car rental income without entering into separate agreements with each user, increased container per diem revenue generated by the additional containers received in the fourth quarter of 1999 and during 2000 coupled with higher traffic volumes, and the management fees associated with the 1999 Stacktrain Services Agreement with APL Limited entered into effective May 28, 1999. This increase was partially offset by a $1.6 million reduction in repositioning revenues due to shippers reloading containers in the westbound direction rather than paying us to move empty containers westbound.

     The recent economic downturn during the first quarter of 2001 has had an impact on our business. The automotive industry is served by both of our operating segments and reduced auto production has resulted in reduced automotive shipments during the first quarter of 2001. In addition, the downturn has produced overcapacity in selected markets which increases competitive pressures to reduce transportation rates.

     Net Revenues. Net revenues increased $83.4 million, or 43.4%, for 2000 compared to 1999. The acquisition of Pacer Logistics (excluding the 2000 acquisitions) accounted for $33.4 million, or 40.0%, of the increase, the 2000 acquisitions accounted for $20.9 million, or 25.1%, of the increase and the wholesale segment accounted for the remaining $29.1 million of the increase.
The wholesale segment's cost of purchased transportation increased $72.4 million, or 12.9%, on container volume increases of 13.1% discussed above. The wholesale segment gross margin increased to 22.5% in 2000 from 21.6% in 1999 due primarily to increased railcar rental income, increased rail volume incentives and to improved train blocking and loading procedures implemented as a result of the Intermodal Transportation Agreement with CSX Intermodal, Inc. entered into effective January 1, 2000, which reduced costs. These gross margin improvements were partially offset by the significant traffic increase in the lower yielding international business line.

  Direct Operating Expenses. Direct operating expenses, which are only incurred by the wholesale segment, increased $13.6 million, or 17.7%, in 2000 compared to 1999. The increase was due to increased equipment lease and maintenance expenses of approximately $14.3 million as a result of the expansion of the fleet of containers and chassis including a fourth quarter charge of $4.4 million related to a formerly outsourced equipment repair function that failed to perform and has subsequently been brought in-house.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $43.7 million, or 74.2%, in 2000 compared to 1999. The retail segment (excluding the 2000 acquisitions) accounted for $25.7 million, or 58.8%, of the increase, the 2000 acquisitions accounted for an additional $12.7 million, or 29.1%, of the increase and the wholesale segment accounted for $5.3 million, or 12.1%, of the increase. The increase in wholesale segment costs was due primarily to higher information technology costs provided under contract with APL Limited as well as increased headcount since 1999 associated with completing the organizational changeover from APL Limited to Pacer since May 1999.

     Depreciation and amortization. Depreciation and amortization expenses increased $3.0 million, or 34.9%, for 2000 compared to 1999. The retail segment, including $1.5 million related to the 2000 acquisitions, accounted for $3.6 million of the increase in this category. The wholesale segment decrease of $0.6 million was due primarily to reduced depreciation expense associated with the sale and leaseback of 199 railcars on May 28, 1999. Depreciation expense was $6.9 million and $6.2 million and amortization expense was $4.7 million and $2.4 million for 2000 and 1999, respectively. The increase in amortization was due to the amortization of goodwill associated with the acquisition of Pacer Logistics on May 28, 1999 as well as the 2000 acquisitions.

  Merger, Severance and Other.   In December 2000, we recorded a pre-tax charge
of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van. The charge includes $5.0 million for the severance of 99 employees from the Chicago, Memphis, Los Angeles and Walnut Creek offices and the termination of agency agreements. An additional $2.0 million is included to cover lease costs through lease termination in 2006 for facilities no longer required primarily in Walnut Creek and Memphis. Employee terminations and agency closures will be phased-in and completed during 2001 as operations are consolidated in Columbus, Ohio.
The remaining $0.7 million of this charge is for the write-off of computer software under development as we will be utilizing Rail Van's systems. We anticipate that the consolidation will save the Company an estimated $3.2 million in 2001 and an estimated $6.2 million annually thereafter. Payments for this charge will be funded from cash from operations and, if necessary, borrowings under our $100.0 million revolving credit facility.

  Income From Operations. Income from operations increased $15.4 million, or 32.1%, from $48.0 million in 1999 to $63.4 million in 2000. The retail segment (excluding the 2000 acquisitions and the merger, severance and other charge) accounted for $5.6 million, or 36.4%, of the increase and the 2000 acquisitions
accounted for $6.7 million, or 43.5%, of the increase.   The retail segment
merger, severance and other charge of $7.7 million partially offset the retail segment increase over 1999. The wholesale segment accounted for $10.8 million, or 70.1%, of the increase due primarily to the 13.1% increase in traffic volume coupled with higher rail car rental income as discussed above.

  Interest Expense, Net. Interest expense, net increased by $15.5 million from $18.6 million in 1999 to $34.1 million in 2000. Interest expense, net in 1999 reflects only seven months of interest on our $150.0 million of senior subordinated notes and borrowings of $135.0 million under the term loan portion of the credit agreement on May 28, 1999 to fund our recapitalization and the acquisition of Pacer Logistics. In addition, during 2000 we borrowed $83.2 million from the revolving credit facility to fund the acquisitions of Rail Van, RFI, GTS and Conex. We also issued $40.0 million in new term loans to fund the Rail Van acquisition and issued a $5.0 million 8% subordinated note to Conex shareholders to fund the acquisition of Conex assets. Amounts for 1999 were restated to reflect an adjustment to the inter-segment interest calculation between the wholesale and retail segments which favorably impacted the wholesale segment and adversely impacted the retail segment but had no impact on consolidated results.

  Income Tax Expense. Income tax expense increased by $1.2 million from $11.7 million in 1999 to $12.9 million in 2000. The effective tax rate for 2000 was 44.0% compared to 39.8% for 1999 due primarily to the non-deductibility for tax purposes of goodwill amortization associated with the acquisitions of Pacer Logistics on May 28, 1999, GTS on August 31, 2000 and RFI on October 31, 2000.

  Net Income. Net income decreased $1.8 million, or 10.8%, from $16.6 million in 1999 to $14.8 million in 2000. The merger, severance and other charge accounted for an estimated $4.3 million of the after-tax decrease. The retail segment, including the 2000 acquisitions but excluding the merger, severance and other charge, accounted for a $5.1 million increase in net income while the wholesale segment accounted for a decrease of $2.1 million and minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the retail segment) accounted for the remaining $0.5 million decrease in net income. The wholesale segment decrease was due primarily to increased interest expense on the financing for the recapitalization and acquisition of Pacer Logistics partially offset by improved operating income for 2000 as a result of increased container volumes.

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 25, 1998

  The following table sets forth historical financial data for the Company comparing data for the year ended December 31, 1999 and December 25, 1998.

                Financial Data Comparison by Reportable Segment
           Fiscal Years Ended December 31, 1999 and December 25, 1998
                                 (in millions)

                                                                1999             1998         Change       % Change
                                                            ------------      ------------   ----------    -----------

Gross revenues

     Wholesale...........................................        $713.2           $598.9       $114.3           19.1%
     Retail..............................................         233.2                -        233.2               *
     Inter-segment elimination ..........................         (18.7)               -        (18.7)              *
                                                             -----------      -----------     --------      ---------
          Total..........................................         927.7            598.9        328.8            54.9

Cost of purchased transportation and services
     Wholesale...........................................         559.1            466.3         92.8            19.9
     Retail..............................................         195.0                -        195.0               *
     Inter-segment elimination ..........................         (18.7)               -        (18.7)              *
                                                             -----------      -----------     --------      ---------
          Total..........................................         735.4            466.3        269.1            57.7

Net revenues
     Wholesale...........................................         154.1            132.6         21.5            16.2
     Retail..............................................          38.2                -         38.2               *
                                                             -----------      -----------     --------      ---------
          Total..........................................         192.3            132.6         59.7            45.0

Direct operating expenses
     Wholesale...........................................          76.8             64.5         12.3            19.1
     Retail..............................................             -                -            -               *
                                                             -----------      -----------     --------      ---------
          Total..........................................          76.8             64.5         12.3            19.1

Selling, general & administrative expenses
     Wholesale...........................................          32.4             28.3          4.1            14.5
     Retail..............................................          26.5                -         26.5               *
                                                             -----------      -----------     --------      ---------
          Total..........................................          58.9             28.3         30.6           108.1

Depreciation and amortization
     Wholesale...........................................           6.0              6.6         (0.6)           (9.1)
     Retail..............................................           2.6                -          2.6               *
                                                             -----------      -----------     --------      ---------
          Total..........................................           8.6              6.6          2.0            30.3

Income from operations
     Wholesale...........................................          38.9             33.2          5.7            17.2
     Retail..............................................           9.1                -          9.1               *
                                                             -----------      -----------     --------      ---------
          Total..........................................          48.0             33.2         14.8            44.6

Interest expense, net....................................          18.6                -         18.6               *
Income tax expense.......................................          11.7             12.6         (0.9)           (7.1)
Minority interest expense................................           1.1                -          1.1               *
                                                            -----------      -----------     ---------      ----------
Net income...............................................        $ 16.6           $ 20.6       $ (4.0)          (19.4)%
                                                            ===========      ===========     =========      ==========

 ___________________
* Not comparable

     Gross Revenues. Gross revenues increased $328.8 million, or 54.9%, for the year ended December 31, 1999 compared to the year ended December 25, 1998. The acquisition of the retail segment accounted for $233.2 million, or 70.9%, of the increase. The wholesale segment increase of $114.3 million was due primarily to a $105.0 million, or 18.6%, increase in freight revenues driven by an overall container volume increase of 109,304 containers or 20.9%. This increase was partially offset by a 1.9% reduction in the average revenue per container resulting from mix changes. The increases were due, in part, to correction of the rail service disruption problems experienced during 1998 and to increased customer demand coupled with the addition of 2,000 53-foot containers during the second half of 1998. In addition, international business increased due to both growth among existing customers as well as the addition of a large new customer in the second quarter of 1999. Reposition incentive revenues increased $1.4 million in the 1999 period as a result of increased APL Limited shipping volume. Other Wholesale segment revenues increased $7.9 million due primarily to the management fees associated with the 1999 Stacktrain Services Agreement with APL Limited and to a $2.2 million increase in railcar rental income due to the increase in the railcar fleet in mid-1998.

     Net Revenues. Net revenues increased $59.7 million, or 45.0%, for the 1999 period compared to the 1998 period. The acquisition of the retail segment accounted for $38.2 million, or 63.9%, of the increase and the wholesale segment accounted for the remaining $21.5 million of the increase. The wholesale segment cost of purchased transportation increased $92.8 million, or 19.9%, on container volume increases of 20.9% discussed above. The wholesale segment gross margin declined to 21.6% in 1999 from 22.1% in 1998 due primarily to increased traffic in the lower rated international business line.

  Direct Operating Expenses. Direct operating expenses, which are only incurred by the wholesale segment, increased $12.3 million, or 19.1%, in 1999 compared to 1998. Expenses for 1998 were reduced by a $5.0 million credit from a third-party transportation provider that was not received in 1999. In addition, equipment lease and maintenance expenses increased by $7.7 million as a result of the expansion of the fleet of containers and chassis discussed in gross revenues above coupled with the sale and leaseback of 199 railcars in the second quarter of 1999.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.6 million, or 108.1%, in 1999 compared to 1998. The acquisition of the retail segment accounted for $26.5 million, or 86.6%, of the increase and the wholesale segment accounted for $4.1 million, or 13.4%, of the increase. The wholesale segment increase was due primarily to an increase of $1.2 million for information technology costs provided under contract with APL Limited and vacation accruals and other transition costs. Wholesale segment costs decreased to 21.0% of net revenues in 1999 from 21.3% in 1998.

     Depreciation and amortization. Depreciation and amortization expenses increased $2.0 million, or 30.3%, for 1999 compared to 1998. The acquisition of the retail segment accounted for $2.6 million of the increase while the wholesale segment accounted for a decrease of $0.6 million. Depreciation expense was $6.2 million and $6.0 million and amortization expense was $2.4 million and $0.6 million for 1999 and 1998, respectively. The increase in amortization was due to the amortization of goodwill associated with the acquisition of the retail segment on May 28, 1999.

  Income From Operations. Income from operations increased $14.8 million, or 44.6%, from $33.2 million in 1998 to $48.0 million in 1999. The acquisition of the retail segment accounted for $9.1 million, or 61.5%, of the increase and the wholesale segment accounted for $5.7 million, or 38.5%, of the increase. The wholesale segment increase was due primarily to the 20.9% container volume increase in 1999 partially offset by the $5.0 million credit to direct operating expenses in 1998 discussed above.

  Interest Expense, Net. Interest expense, net increased by $18.6 million for 1999 compared to 1998 due to the issuance of $150.0 million of senior subordinated notes and borrowing $135.0 million under the term loan portion of the credit agreement on May 28, 1999 to fund our recapitalization and the acquisition of the retail segment.

  Income Tax Expense. Income tax expense decreased by $0.9 million from $12.6 million in 1998 to $11.7 million in 1999. The effective tax rate for 1999 was 39.8% compared to 38.0% for 1998.

  Net Income. Net income decreased $4.0 million, or 19.4%, from $20.6 million in 1998 to $16.6 million in 1999. The acquisition of the retail segment accounted for an increase of $3.7 million in net income offset by a $6.6 million decrease for the wholesale segment and by minority interest costs (accrued paid-in-kind dividends on the Pacer Logistics exchangeable preferred stock) of $1.1 million in 1999. The wholesale segment decrease was due primarily to increased interest expense on the financing for the recapitalization and acquisition of the retail segment discussed above partially offset by improved operating income for 1999 as a result of increased container volumes.

Liquidity and Capital Resources

     Cash generated by operating activities was $1.2 million, $20.8 million and $31.8 million for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. The decrease in cash provided by operating activities from 1998 to 2000 was due primarily to interest payments of $32.3 million, $15.4 million and $0 in 2000, 1999 and 1998, respectively. In April, 2000 we transferred the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in our balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.4 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. We continue to handle APL Limited's international traffic under contract for a management fee. We had working capital of $13.1 million at December 29, 2000 compared to a deficit of $3.7 million at December 31, 1999, due primarily to the acquisitions of Conex assets, GTS, RFI and Rail Van during 2000 and to the consolidation of the retail segment's accounting systems in early 2000 resulting in improved payables processing.

  Cash flows used in investing activities were $130.7 million, $74.0 million and $38.5 million for 2000, 1999 and 1998, respectively. The increased use of cash in 2000 was due primarily to cash and fees paid for acquiring Conex assets for $26.1 million, GTS for $15.3 million, RFI for $16.8 million and Rail Van for $67.4 million, partially offset by net proceeds of $0.4 million for the sale of retired wholesale and retail segment property. The increased use of cash in 1999 was due to the acquisition of the retail segment for $112.0 million, partially offset by the net proceeds of $39.6 million from the sale and leaseback of 199 railcars originally purchased in 1998 and by the net proceeds of $0.4 million from the sale of retail segment property. Capital expenditures of $5.5 million in 2000 and $2.0 million in 1999 were primarily for computer hardware and leasehold improvements to office space and warehouse facilities. The use of cash in 1998 was primarily due to the purchase of 200 railcars for $39.7 million.

  Capital expenditures for 2001 are budgeted at $15.7 million primarily for computer hardware and leasehold improvements to office space and warehouse facilities. The total includes $6.2 million in 2001 of a total estimated $10.0 million to begin the conversion from APL Limited computer systems to a stand alone in-house capability for our wholesale operations and $1.5 million to expand the Rail Van computer system to handle our retail operations requirements.

  Cash flows provided by financing activities were $117.3 million, $65.4 million and $6.7 million for 2000, 1999 and 1998, respectively. During 2000, we borrowed $83.2 million from the revolving credit facility and issued $39.4 million in new term loans (net of $0.6 million in loan fees) to acquire Conex assets, GTS, RFI and Rail Van. In connection with the January 13, 2000 acquisition of Conex assets, we also issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due January 13, 2003 and issued 300,000 shares (valued at $6.0 million) of our common stock. In connection with the December 22, 2000 acquisition of Rail Van, we issued Rail Van shareholders 280,000 shares (valued in the aggregate at $7.0 million) of our common stock. Our management exercised options to purchase 341,373 shares of common stock for total proceeds of $0.9 million during the 2000. The proceeds were used to repay notes payable to management which were part of the purchase price for the May 28, 1999 acquisition of Pacer Logistics and for general corporate purposes. We repaid $8.9 million of Rail Van debt assumed at acquisition, $6.4 million of the revolving credit facility, $1.3 million of our $135.0 million term loan facility, $0.4 million of notes payable to management and $0.1 million of capital lease obligations during 2000.

   On May 28, 1999, in connection with our recapitalization and acquisition of the retail segment, proceeds of $104.4 million were received from the issuance of our common stock. We also borrowed $135.0 million under a term loan facility, issued $150.0 million of senior subordinated notes, borrowed $2.0 million under the $100.0 million revolving credit facility expiring in 2004 and
issued $24.3 million of Pacer Logistics' exchangeable preferred stock.   We paid
$9.5 million of financing costs associated with these borrowings which are amortized over the life of the debt. The $2.0 million borrowed under the revolving credit facility was repaid in July 1999. These borrowings were partially offset by a distribution to APL Limited of $300.0 million and by fees paid in connection with the recapitalization of $11.7 million. In addition, $0.7 million of the term loan was repaid and $0.1 million was paid on capital lease
obligations during 1999.   In July 1999, we also redeemed $2.0 million of Pacer
Logistics' exchangeable preferred stock.   Prior to our recapitalization on May
28, 1999, any excess cash generated from or used for operating or investing activities was remitted to or received from APL Limited, the former parent, through participation in the cash management plan. During 1998, a net intercompany borrowing of $6.7 million from APL Limited was necessary to fund the purchase of 200 railcars, 199 of which were subsequently the subject of the sale and leaseback discussed above.

   The $150.0 million of senior subordinated notes, due in 2007, bear interest at 11.75% with interest due semi-annually at June 1 and December 1. The $135.0 million term loan due in 2006, and the $100.0 million revolving credit facility expiring in 2004, each bear interest at a variable rate based on, at our option, the Eurodollar rate or a base rate determined based on the federal funds rate, prime rate or certificate of deposit rate, plus in either case a margin ranging from 1.5% to 3% based on our leverage ratio. At December 29, 2000, the interest rate on the revolving credit facility was 8.9% and the interest rate on the term loans was 9.4%. Voluntary prepayments and commitment reductions will generally be permitted without premium or penalty. The credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries' properties and assets. At December 29, 2000, we had $19.0 million available under the revolving credit facility. The credit agreement contains restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At December 29, 2000, we were in compliance with these covenants. On August 9, 1999, we entered into a first amendment to the credit agreement to increase the maximum amount that can be drawn under the revolving credit facility on the day of notification of borrowing to $10.0 million from $2.5 million. On January 7, 2000, we entered into a second amendment to the credit agreement to modify the definition of excess cash flow to allow for the acquisition of Conex assets as described below. On December 22, 2000, we entered into a third amendment to the credit agreement to provide for an additional term loan in the amount of $40.0 million which was borrowed to finance the acquisition of Rail Van as described below.

   The wholesale segment took delivery of 1,500 new 53-foot containers and chassis financed through an operating lease in the fourth quarter of 1999. During 2000, to help meet current and projected growth, we received 4,156 leased containers and 3,425 leased chassis and returned 1,470 primarily 48-ft leased containers and 506 leased chassis. In addition, we retired 593 owned 48-ft containers. Effective September 1, 2000, we entered into an operating lease agreement with GATX Third Aircraft Corporation to lease 200 new railcars that were received in the fourth quarter of 2000. Additionally, we have taken delivery of 85 new railcars of the 1,100 ordered under operating leases, with the delivery of the remaining units expected by the end of the third quarter of 2001.

   Based upon the current level of operations including the integration of the Company's 2000 acquisitions and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard.

  On December 22, 2000, pursuant to a stock purchase agreement, we acquired all of the capital stock of Rail Van, Inc. Rail Van provides truck brokerage, intermodal marketing and logistics services. The purchase price of $76.0 million included $4.0 million of acquisition costs, a cash payment to owners of $67.0 million, the issuance to Rail Van stockholders of 280,000 shares of our common stock (valued in the aggregate at $7.0 million) and an estimated post-closing adjustment of an estimated $2.0 million to be refunded by the sellers to the Company based on Rail Van's results for 2000 through December 22. The acquisition was funded with a borrowing of $40.2 million under our revolving credit facility, $40.0 million in new term loans and the issuance of our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition.

  On October 31, 2000, pursuant to a stock purchase agreement, we acquired all of the capital stock of RFI Group. Inc. RFI provides international freight forwarding and freight transportation services. The purchase price was $18.5 million including acquisition fees of $0.5 million, a net cash payment to owners of $16.4 million and an estimated working capital adjustment of $1.6 million. A portion of the net cash payment was used to repay $5.2 million of indebtedness. The acquisition was funded by borrowings under our revolving credit facility.
In connection with the acquisition, former owners of RFI that continued as employees were granted 125,000 options (issued at fair value at the date of agreement and at consummation) to purchase our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition.

  On August 31, 2000, we acquired all of the capital stock of GTS Transportation Services, Inc. for $17.8 million including acquisition fees and expenses and a maximum earn-out amount of $2.2 million. The acquisition was funded by borrowings under our revolving credit facility. GTS is a provider of transportation services, including logistics and truck brokerage in North America. In connection with the acquisition, former owners of GTS that continued as employees were granted 30,000 options (issued at fair value at the date of agreement and at consummation) to purchase our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition.

  On January 13, 2000, pursuant to the terms of an asset purchase agreement, we acquired substantially all of the assets and assumed specified liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively "Conex"), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The purchase price of $37.4 million included acquisition fees of approximately $1.3 million, a cash payment to owners of $25.1 million, the issuance to Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million and the issuance to Conex shareholders of 300,000 shares (valued in the aggregate at $6.0 million) of common stock of Pacer International, Inc. We borrowed $15.0 million under the revolving credit facility to fund the acquisition. Operating results of the acquisition were included in our retail segment beginning January 1, 2000.

  On May 28, 1999, the Company acquired the common stock of Pacer Logistics, Inc., a privately-held third party logistics provider. The Company paid $137.5 million for the acquisition which included acquisition fees of $2.9 million and assumed indebtedness of $62.6 million. The Company financed the acquisition with a portion of the proceeds from the senior subordinated notes and with funds under the credit facility. The acquisition resulted in goodwill of $123.1 million.

     The realization of the deferred tax asset amounting to $68.7 million is dependent upon generating sufficient taxable income to utilize the asset. The minimum amount of taxable income required to realize this asset is $156.1 million. We believe that based on available evidence, both positive and negative, it is more likely than not that currently recorded deferred tax assets will be fully realized based on analysis of historical results, projections of future operating results, including the future benefits of the current year merger, severance and other charge and an assessment of the market conditions that have and are expected to affect us in the future.

  In December 2000, we filed a registration statement with the SEC with respect to an initial public offering of our common stock. Proceeds from the IPO are expected to be used for repaying indebtedness under our credit facility. We expect that our IPO will be completed in the third or fourth quarter of 2001, subject to market conditions.

Recently Issued Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities.
SFAS No. 133 requires that all derivative instruments be recognized at fair value in the statement of financial position, and that the corresponding gains and losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. In July 1999, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the
Effective Date of FASB Statement No. 133."   SFAS No. 137 deferred the effective
date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company has not historically engaged in significant hedging activities or invested in derivative instruments. This standard, as amended, did not have a material impact on the Company's financial statements upon adoption on December 30, 2000.

   In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by Staff Accounting Bulletins No. 101A and 101B. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by SAB
101. The adoption of SAB 101 during the fourth quarter of 2000 did not have a material impact on our financial statements.

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our market risk is affected primarily by changes in interest rates. Under our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices, however, we currently do not have any derivative financial instruments.

   We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense. Based upon the average variable interest rate debt outstanding during 2000, a 1% change in our variable interest rates would affect our 2000 pre-tax earnings by approximately $1.9 million.

   As our foreign business expands, we will be subjected to greater foreign currency risk.

   Inflation
   ---------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements, including supplementary data and accompanying reports of independent accountants are listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on page 50 filed as part of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND
FINANCIAL DISCLOSURE

   None.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the directors and executive officers of our Company.

Name                               Age             Position with Pacer International
----                               ---             ---------------------------------
Donald C. Orris                    59              Chairman, President and Chief Executive Officer
Gerry Angeli                       54              Executive Vice President
Robert L. Cross                    53              Executive Vice President
Lawrence C. Yarberry               58              Executive Vice President, Chief Financial Officer
Joseph P. Atturio                  43              Vice President, Controller and Secretary
Joseph B. Doherty                  41              Treasurer
Eugene Pentimonti                  58              President, Wholesale Operations
Michael W. Keller                  50              President, Warehousing and Freight Consolidation
Mitchel Robbins                    44              President, International Freight Forwarding
Alan Baer                          45              Vice President
Denis M. Bruncak                   46              Chief Executive Officer, Logistics Division - Retail Segment
Jeffrey R. Brashares               48              President, Logistics Division - Retail Segment
Joshua J. Harris                   35              Director
Thomas L. Finkbiner                47              Director
Michael S. Gross                   39              Director
Bruce H. Spector                   58              Director
Marc E. Becker                     28              Director
Timothy J. Rhein                   59              Director


     Donald C. Orris has served as Chairman, President and Chief Executive Officer of our Company since May 1999. Mr. Orris serves as Chief Executive Officer pursuant to the terms of the Management Shareholder Agreement. From Pacer Logistics' inception in March 1997 until May 1999, Mr. Orris served as Chairman, President and Chief Executive Officer of Pacer Logistics. From March 1997 until May 1998, Mr. Orris served as President and Chief Executive Officer of an affiliate of Pacer Logistics. He also has served as Chairman of Pacer Logistics' other subsidiaries since their formation or acquisition by Pacer Logistics. Mr. Orris has been the President of Pacer International Consulting LLC (f/k/a Logistics International LLC), a wholly owned subsidiary of Pacer Logistics, since September 1996. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as an Executive Vice President, of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American President Domestic Company and American President Intermodal Company from 1982 until 1990. Mr. Orris is also a director of Quality Distribution, Inc.

     Gerry Angeli has served as an Executive Vice President of our Company since May 1999. From Pacer Logistics' inception in March 1997 until May 1999, Mr. Angeli served as an Executive Vice President and Assistant Secretary of Pacer Logistics and as a Director of Pacer Logistics from April 1998 until May 1999. He also served as a Director of each of Pacer Logistics' subsidiaries. Since May 1998, Mr. Angeli has served as President and Chief Executive Officer and Vice President of subsidiaries of Pacer Logistics. Mr. Angeli also served as a Vice President and Assistant Secretary of Pacific Motor Transport Company ("PMTC") from March 1997 until May 1998. Since 1982, Mr. Angeli has served as President and Chief Executive Officer of the Pacer division of PMTC and, concurrent therewith, from 1987 until December 1993, Mr. Angeli served as President and Chief Executive Officer of Southern Pacific Motor Trucking, a wholly owned subsidiary of the Southern Pacific Railroad.

     Robert L. Cross has served as an Executive Vice President of our Company since May 1999. Mr. Cross served as an Executive Vice President and Assistant Secretary of Pacer

Logistics and as an officer of subsidiaries of Pacer Logistics from Pacer Logistics' inception in March 1997 until May 1999. From 1991 until March 1997, Mr. Cross served as President of ABL-TRANS.

     Lawrence C. Yarberry has served as an Executive Vice President, Chief Financial Officer of our Company since May 1999. Mr. Yarberry served as an Executive Vice President, Chief Financial Officer and Treasurer of Pacer Logistics from May 1998 until May 1999. Mr. Yarberry served as a consultant to Pacer Logistics from February 1998 until April 1998. From April 1990 until December 1997, Mr. Yarberry served as a Vice President of Finance of Southern Pacific Transportation Company and was Vice President of Finance and Chief Financial Officer of Southern Pacific Rail Corporation.

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

     Joseph B. Doherty has served as Treasurer of our Company since July 2000. Prior to joining our Company, Mr. Doherty served as Vice President and Treasurer for Rail America, Inc. from August 1998 to July 2000. From 1981 to 1998, Mr. Doherty held various positions at Southern Pacific Transportation Company, including Assistant Vice President - Finance and Assistant Treasurer.

     Eugene Pentimonti has served as President of Wholesale Services of our Company since April 2000. Prior to joining Pacer Stacktrain, Mr. Pentimonti served as Senior Vice President for the American Trucking Association from February 1996 to 2000. Mr. Pentimonti also served as a Vice President for American President Lines from 1979 to 1996.

     Michael W. Keller has served as President of Warehousing and Freight Consolidation of our Company since January 2000. Prior to joining our Company, Mr. Keller was President of Conex Global Logistics Services, Inc. since 1977. From 1975 to 1977, Mr. Keller was the General Sales manager for the Western Region with Japan Lines. From 1970 to 1975, Mr. Keller served at Matson, where his last capacity was Assistant Vice President of Operations.

     Mitchel Robbins has served as President of International Freight Forwarding of our Company since October 2000. Mr. Robbins served as Chief Executive Officer of RFI Group, Inc. from January 1993 to October 2000. Mr. Robbins served as Vice President of RFI Group, Inc. from 1984 to 1993 and as a Manager from 1977 to 1984.

     Alan Baer has served as a Vice President of our Company since October 31, 2000 and as Chief Operating Officer of RFI Group, Inc. since January 1, 1998. Mr. Baer served as President of Ocean World Lines from 1989 to 1998. Prior to joining Ocean World Lines, Mr. Baer served as Line Manager for United States Navigation since 1982.

     Denis M. Bruncak has served as Chief Executive Officer of the Logistics division of the Retail Segment of our Company since December 2000. Prior to joining our company, Mr. Bruncak was an owner and served as Chief Executive Officer of Rail Van Global Logistics since 1984. Mr. Bruncak joined Rail Van Global Logistics as General Manager in 1979.

     Jeffrey R. Brashares has served as President of the Logistics division of the Retail Segment of our Company since December 2000. Prior to joining our company, Mr. Brashares was an owner and served as President of Rail Van Global Logistics since 1984. Mr. Brashares joined Rail Van Global Logistics as Regional Sales Manager in 1976.

     Joshua J. Harris has served as a Director of our Company since May 1999. Mr. Harris is a partner in Apollo Management and has served as an officer of certain affiliates of Apollo Management since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Florsheim Group Inc., NRT, Incorporated, Clark Retail Enterprises, Inc., Breuners Home Furnishings Corporation, Quality Distribution, Inc., Converse Inc. and Resolution Performance Products Inc.

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

     Bruce H. Spector has served as a Director of our Company since May 1999. Mr. Spector has been a consultant to Apollo Advisors since 1992 and has been a principal in Apollo Advisors since 1995. Prior to October 1992, Mr. Spector, a reorganization attorney, was a member of the Los Angeles law firm of Stutman Triester and Glatt. Mr. Spector is also a Director of Nexthealth, Inc., Vail Resorts, Inc. and Metropolis Realty Trust, Inc.

     Marc E. Becker has served as a Director of our Company since May 1999. Mr. Becker has been associated with Apollo Management since 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. in the Financial Entrepreneurs group within its Investment Banking division. Mr. Becker also serves as a Director of National Financial Partners Corporation and Quality Distribution, Inc.

     Timothy J. Rhein has served as a Director of our Company since May 1999. Mr. Rhein has been Chairman of APL Limited since October 1995. Mr. Rhein served as APL Limited's President and Chief Executive Officer from October 1995 to October 1999, President and Chief Operating Officer from July 1995 to October 1999. Prior to that, Mr. Rhein served as President and Chief Executive Officer of APL Land Transport Services, Inc. from May 1990 to October 1995 and President and Chief Operating Officer of American President Lines, Ltd. from January 1987 to May 1990. Mr. Rhein has served as a Director of APL Limited since July 1990.

ITEM 11.  EXECUTIVE COMPENSATION

     The Summary Compensation Table for the five most highly paid executives of the Company is set forth below.

                          Summary Compensation Table

                          Annual Compensation                                              Long-Term Compensation
----------------------------------------------------------------------     ---------------------------------------------------
                                                                                             Awards       Payout
                                                                                          ------------   --------
       (a)             (b)        (c)          (d)            (e)              (f)            (g)           (h)         (i)

    Name and                                             Other Annual       Restricted     Securities                  All
    Principal                                                Comp-            Stock        Underlying      LTIP        Other
    Position          Year      Salary       Bonus        ensation 1/      Award(s) 2/       Options      Payout     Comp. 3/
------------------   ------   ----------   ----------   --------------     ------------   ------------   --------   ----------
Donald C. Orris       2000     $300,000     $161,880           -                -               -            -        $5,250
      (CEO)           1999     $300,000     $161,880           -                -            100,000         -        $5,688
                      1998     $250,000     $ 90,000           -                -               -            -        $6,250

Gerry Angeli          2000     $270,000     $121,410           -                -               -            -        $5,250
                      1999     $270,000     $121,410           -                -            100,000         -        $3,025
                      1998     $250,000     $ 90,000           -                -               -            -        $7,500

Robert L. Cross       2000     $235,000     $121,410           -                -               -            -        $4,038
                      1999     $235,000     $121,410           -                -            100,000         -        $5,604
                      1998     $220,000     $ 90,000           -                -               -            -        $6,558

Lawrence C.           2000     $220,000     $ 76,983           -                -             10,000         -        $5,032
   Yarberry           1999     $189,721     $ 95,000           -                -             33,000         -        $4,562
                      1998     $133,017     $      -           -                -               -            -        $3,990

Eugene                2000     $180,770     $      -       $155,518             -             45,000         -        $    -
   Pentimonti  4/     1999     $      -     $      -           -                -               -            -        $    -
                      1998     $      -     $      -           -                -               -            -        $    -

     _________
     (1) The value of perquisites and other personal benefits is not included in the amounts disclosed because it did not exceed for any officer in the table above the lesser of either $50,000, or 10% of the total annual salary and bonus reported for the officer.

     (2) In connection with the recapitalization, Messrs. Orris, Angeli and Cross received 2,329, 2,264 and 2,264 shares of Pacer Logistics 7.5% Exchangeable Preferred Stock, respectively, with a fiscal year end 2000 fair market value of $6.9 million (based on a fiscal year end 2000 fair market value of $1,000 per share of such preferred stock, plus accrued dividends).

     (3)  Consists of company matching contributions to 401(k) plan.

     (4) Includes compensation to Mr. Pentimonti from April 12, 2000, the date on which he became one of our executive officers. Other annual compensation includes moving expenses.

                        Option Grants in Last Fiscal Year

         The following table lists the stock options granted to the named executive officers during the fiscal year 2000.

                                   Individual Grants
-----------------------------------------------------------------------------------------
       (a)                   (b)               (c)           (d)               (e)                 (f)                (g)
                          Number of           % of                                             Potential Realizable Value at
     Name and             Securities         Options       Exercise                            Assumed Annual Rates of Stock
    Principal             Underlying         Granted        Price          Expiration        Price Appreciation for Option Term
                                                                                             -----------------------------------
     Position          Options Granted       In Year        ($/Sh)            Date               5% ($)             10% ($)
-------------------    -----------------    ----------    -----------    ----------------    ----------------    ---------------
Donald C. Orris               -                 -              -                -                   -                  -
      (CEO)

Gerry Angeli                  -                 -              -                -                   -                  -

Robert L. Cross               -                 -              -                -                   -                  -

Lawrence C.
    Yarberry                10,000            3.4%          $25.00       August 10, 2010        $157,200           $  398,400

Eugene
    Pentimonti              45,000            15.2%         $20.00       April 12, 2010         $566,100           $1,434,150

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

       (a)                (b)             (c )                    (d)(1)                              (e)
                                                           Number of Securities
                                                                Underlying               Value of Unexercised In-the-
                         Shares                           Unexercised Options at               Money Options at
                        Acquired                             Fiscal year end                  Fiscal year end (2)
                                                       -----------------------------    --------------------------------
                           On             Value
                                                        Exercis-
       Name             Exercise       Realized (3)       able       Unexercisable       Exercisable      Unexercisable
-------------------   ------------    --------------   ----------   ----------------    -------------    ---------------
Donald C. Orris
    Common               95,791        $ 1,799,303        20,000            140,958        $ 300,000        $ 2,710,533
    Preferred             5,833                  -         3,333              5,833                -                  -

Gerry Angeli
    Common               95,791        $ 1,799,303        20,000            140,958        $ 300,000        $ 2,710,533
    Preferred             5,833                  -         3,333              5,833                -                  -

Robert L. Cross
    Common               95,791        $ 1,799,303        20,000            140,958        $ 300,000        $ 2,710,533
    Preferred             5,833                  -         3,333              5,833                -                  -

Lawrence C.
    Yarberry
    Common                    -                  -        22,000             21,000        $ 330,000         $  165,000

Eugene
    Pentimonti
    Common                                                     -             45,000        $       -         $  225,000

--------------
     (1) In connection with the acquisition of Pacer Logistics, certain of the options relating to Pacer Logistics preferred stock converted to options to purchase our Series A preferred stock.
     (2) Based upon end of year fair market value of $25.00 per share of Pacer International common stock and $9.00 per share of Pacer International preferred stock.
     (3) Subsequent to the exercise of preferred stock options, the shares were repurchased by the Company at the option exercise price.

Stock Option Plan

     Our Board of Directors adopted the Pacer International, Inc. 1999 Stock Option Plan in May 1999. The purpose of this plan is to further our growth and success by permitting our employees, as well as employees of Pacer Logistics, to acquire shares of our common stock and the preferred stock of Pacer Logistics, in the case of employees of Pacer Logistics, thereby increasing their personal interest in our growth and success and to provide a means of rewarding outstanding contribution by these employees. All of the Company's employees and non-employee directors are eligible for option grants under this plan. This plan is administered by a committee of our Board of Directors and, except with respect to initial grants described below, such committee has the power and authority to approve the persons to whom options are granted, the time or times at which options are granted, the number of shares subject to each option, the exercise price of each option and the vesting and exercisability provisions of each option and has all powers with respect to the administration and interpretation of this plan. In the event of specified corporate reorganizations, recapitalizations, or other specified corporate transactions affecting our stock, this plan permits proportionate adjustments to the number and kinds of shares subject to options and/or the exercise price of those shares. This plan has a term of ten years, subject to earlier termination by our Board of Directors, who may modify or amend this plan in any respect, provided that no amendment or modification affects an option already granted without the consent of the option holder. With the exception of the 562,861 incentive stock options which were rolled into this plan from the 1997 and 1998 Pacer Logistics stock option plans, options subject to this plan do not qualify as incentive stock options under the provisions of section 422 of the Internal Revenue Code.

     No more than 1,793,747 shares have been authorized to be issued pursuant to all option grants under this plan. Forfeitures under the plan are available for future grants.

     Under the plan, in connection with the recapitalization, an initial grant of 985,500 options was made with an exercise price of $10.00 per share, to specified employees. The options under this initial grant are divided into three tranches, Tranche A, Tranche B and Tranche C. Tranche A options vest in five equal installments on the date of the grant's first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant's seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant's first five anniversary dates specified per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of the Tranche B options is possible if a sale of the company occurs prior to the date of grant's fifth anniversary and the fair market value of the per share consideration to be received by the shareholder equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. Options granted to non-employee directors vest in four equal installments on the date of grant's first four anniversary dates. A vested option that has not yet been exercised will automatically terminate on the first to occur of the grant's tenth anniversary, ninety days following the employee's termination of employment for any reason other than death or disability, twelve months following the employee's termination of employment due to death or disability, or as otherwise determined by the committee.

     Additionally, 470,247 and 92,614 options which were part of the 1997 and 1998 Pacer Logistics, Inc. Stock Option Plan, respectively, were rolled over as part of the acquisition of Pacer Logistics. In addition, under the 1999 Stock Option Plan, options to purchase 44,997 shares of preferred stock were granted which were rolled over from the 1997 Pacer Logistics Stock Option Plan.

     During 1999, subsequent to the initial grant discussed above, the Company granted an additional 80,000 options and 24,000 were forfeited. During 2000, the Company granted an additional 296,500 options and 316,000 options were forfeited, leaving 208,886 options available, as of December 29, 2000 for future grants. In addition, certain members of management exercised 17,499 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. The Company elected, at its discretion, to repurchase the preferred stock that arose from the exercise of the options.

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

Employment and Related Agreements

     We have entered into employment agreements dated as of March 31, 1997, and amended as of April 7, 2000, with each of Donald C. Orris, Gerry Angeli and Robert L. Cross, an employment agreement dated as of December 1, 1998 with Lawrence C. Yarberry and an employment agreement dated as of April 12, 2000 with Eugene K. Pentimonti. Each of these employment agreements, as amended, has a term of two years commencing May 28, 1999, with automatic one year renewals on each anniversary of their commencement date. The minimum base salary under these employment agreements is $225,000, $225,000, $200,000, $175,000, and $250,000
per year for Messrs. Orris, Angeli, Cross, Yarberry and Pentimonti, respectively, subject to increase by our board of directors, except in the case of Mr. Orris, in which case the base salary is subject to increase as agreed to by Mr. Orris and our Board of Directors.

     Under the employment agreement of Messrs. Orris, Angeli, Cross, Yarberry and Pentimonti may receive annual bonuses of up to $180,000, $135,000, $135,000, $85,500 and $170,000, respectively, based on the attainment of operating income targets. Further, an additional bonus of up to 25% of the annual bonus may be awarded to each of Messrs. Orris, Angeli and Cross based upon acquisitions made during the year. The bonus amounts may be changed from time to time by the Board of Directors.

     All of the employment agreements provide that if the employment of these employees is terminated for any reason, they would be entitled to receive any unpaid portion of their base salary, reimbursement for any expenses incurred prior to the date of termination and any unpaid amounts earned prior to the effective date of termination pursuant to the terms of any bonus or benefit program in which they participated at the time of termination. In addition, the employment agreements provide that if the employment of these employees is terminated without "cause", as defined in the employment agreements, they would be entitled to receive 100% of their base salary for a period equal to the greater of the number of months remaining in the employment term or one year, in the case of Messrs. Orris, Angeli, Cross and Yarberry, and for a period of two years following termination, in the case of Mr. Pentimonti, with such amount to be reduced by 50% of any salary earned during this severance period from other sources.

     All of the employment agreements include restrictive covenants for our benefit relating to the non-disclosure by these employees of our confidential business information and trade secrets, the disclosure grant and assignment of inventions and non-competition with regards to any business in competition with us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of shares of the common stock as of December 29, 2000, for:

     . Each person or entity known by us to beneficially own more that 5% of the common stock;
     .  Each executive officer named in the summary compensation table;
     .  Each of our directors; and
     .  All executive officers and directors as a group.

   The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such person that are exercisable within 60 days of December 29, 2000, but excludes shares of common stock underlying options held by any other person.

   Except in cases where community property laws apply or as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

   Percentage of beneficial ownership is based on 11,361,373 shares of common stock outstanding as of December 29, 2000 and 22,348.44 shares of Pacer Logistics exchangeable preferred stock outstanding as of December 29, 2000. The Pacer Logistics exchangeable preferred stock is exchangeable for shares of our common stock on the basis of 100 shares of common stock for each share of preferred stock.

                                                                           Common Stock
                                                                        Underlying Options
                                                                          and Exchangeable
                                                                             Securities
                                                                            Exercisable/
                                                  Common Stock          Exchangeable Within
                                                  Outstanding                 60 Days                Total         Percent
                                             --------------------    -----------------------     --------------    -------
Apollo Management IV, L.P. (1) ..............           9,390,000                          -         9,390,000       82.6%
  c/o Apollo Management, L.P.
  1301 Avenue of the Americas
  New York, NY 10019
APL Limited .................................             750,000                          -           750,000        6.6
  1111 Broadway
  Oakland, CA 94607
Donald C. Orris (2) .........................              95,791                    252,925   (3)     348,716        3.0
Gerry Angeli (2) ............................              95,791                    246,416   (4)     342,207        2.9
Robert L. Cross (2) .........................              95,791                    246,416   (4)     342,207        2.9
Lawrence C. Yarberry (2) ....................                   -                     22,000   (5)      22,000        0.2
Eugene Pentimonti (2) .......................                   -                          -                 -          -
Joshua J. Harris (6) ........................           9,690,000  (7)                 1,500   (8)   9,691,500       85.3
Thomas L. Finkbiner (9) .....................                   -                          -                 -          -
Michael S. Gross (6) ........................           9,390,000  (7)                     -         9,390,000       82.6
Bruce M. Spector (6) ........................           9,390,000  (7)                 1,500   (8)   9,391,500       82.7
Marc E. Becker (6) ..........................           9,390,000  (7)                 1,500   (8)   9,391,500       82.7
Timothy J. Rhein (10) .......................             750,000                      1,500   (8)     751,500        6.6

All directors and executive officers as a
 group (18 persons) (11) ....................          11,187,373                    863,121  (12)  12,050,494       98.6%

     _______
     (1) Beneficial ownership of common stock includes 8,912,000 shares, or 78.4%, owned by Coyote Acquisition LLC ("Coyote I") and 478,000 shares, or 4.2%, owned by Coyote Acquisition II LLC ("Coyote II"). Coyote I is a Delaware limited liability company, the sole member of which is Apollo Investment Fund IV, L.P. ("AIF") and Coyote II is a Delaware limited liability company, the sole member of which is Apollo Overseas Partners IV, L.P. ("AOP"). Each of AIF and AOP is a private investment fund, the general partner of which is Apollo Advisors IV, L.P. ("Advisors") which is an affiliate of Apollo Management IV, L.P. ("Management"), the manager of AIF and AOP. Each of Advisors and Management may be deemed the beneficial owner of the shares owned by Coyote I and Coyote II.

     (2) The business address for Messrs. Orris, Angeli, Cross, Yarberry and Pentimonti is c/o Pacer International, Inc., 1340 Treat Boulevard, Suite 200, Walnut Creek, CA 94596.

     (3) Represents 20,000 shares of common stock underlying options exercisable within 60 days and 232,925 shares of common stock issuable upon exchange of the Pacer Logistics 7.5% Exchangeable Preferred Stock. Does not include an additional 140,958 options which vest in the future.

     (4) Represents 20,000 shares of common stock underlying options exercisable within 60 days and 226,416 shares of common stock issuable upon exchange of the Pacer Logistics 7.5%

          Exchangeable Preferred Stock. Does not include an additional 140,958 options which vest in the future.

     (5) Represents 22,000 shares of common stock underlying options exercisable within 60 days. Does not include an additional 21,000 options which vest in the future.

     (6) The business address for Messrs. Harris, Gross and Becker is c/o Apollo Management L.P., 1301 Avenue of the Americas, New York, NY 10019. The business address for Mr. Spector is c/o Apollo Management L.P., 1999 Avenue of the Stars, Suite 1900, Los Angeles, CA 90067.

     (7) Messrs. Harris, Gross, Spector and Becker are each principals and/or employees of certain affiliates of Apollo Management IV, L.P. Accordingly, each such person may be deemed to beneficially own shares of common stock held by Apollo Management IV, L.P. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. With respect to Mr. Harris, also includes 200,000 shares owned by BT Capital Investors L.P., an affiliate of Deutsche Bank Securities Inc., one of the representatives of the underwriters, and 100,000 shares owned by Pacer International Equity Investors, LLC, an affiliate of Credit Suisse First Boston Corporation, one of the representatives of the underwriters, with respect to which Mr. Harris has been granted a voting proxy.

     (8) Represents shares underlying options exercisable within 60 days. Does not include 4,500, 6,000, 4,500, 4,500 and 4,500 options which vest in the future granted to each of Messrs. Harris, Gross, Spector, Becker and Rhein, respectively.

     (9) The business address for Mr. Finkbiner is 3802 Corporex Park Drive, Tampa, Florida 33619. Does not include 6,000 options which vest in the future.

     (10) The business address for Mr. Rhein is c/o APL Limited, 1111 Broadway, Oakland, CA 94607. Mr. Rhein is President, Chief Executive Officer and a director of APL Limited. Accordingly, he may be deemed to beneficially own shares of common stock held by APL Limited. Mr. Rhein disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

     (11) Includes all shares held by entities affiliated with specific directors as described in notes (7) and (10) above.

     (12) Represents 177,364 shares underlying options exercisable within 60 days and 685,757 shares of common stock issuable upon exercise of the Pacer Logistics 7.5% exchangeable preferred stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table summarizes related party transactions recorded in the Statement of Operations.

                                                                               Fiscal Year Ended
                                                               -------------------------------------------------
                                                                 December 29,      December 31,     December 25,
          Related Party                       Type                   2000              1999             1998
----------------------------------  -------------------------  ---------------    --------------   -------------
Gross Revenues:
   APL Limited                      Freight transportation     $         90.6     $        49.1    $       38.7
   APL Limited                      Avoided repositioning
                                    International freight                16.2              21.0            20.0
   APL Limited                      Management fee                        6.6               3.9               -
                                                               --------------     -------------    ------------
Total related party revenues                                   $        113.4     $        74.0    $       58.7
                                                               ==============     =============    ============

Operating Expenses:
Direct operating expenses:
   APL Limited                      Lease, maintenance and
                                    repair expense             $            -     $         7.0    $       19.5
                                                               --------------     -------------    ------------

Selling, general and
 administrative expenses:
   APL Limited                      Corporate overhead         $            -     $         5.6    $       14.4
   APL Limited                      Administrative services               0.6               1.1               -
   APL Limited                      Information technology
                                    services                             10.0               5.8               -
   APL de Mexico, S.A. de C.V.      Agency services                       2.7               1.8             0.5
   Apollo Management                Management fee                        0.5               0.3               -
   A&G Investments                  Facility lease                        0.5               0.3               -
   KU Realty, Inc.                  Facility lease                        1.8                 -               -
   Rich Hyland                      Facility lease                          -               0.1               -
                                                               --------------     -------------    ------------
Total related party SG&A expenses                              $         16.1     $        15.0    $       14.9
                                                               ==============     =============    ============

Interest Expense:
   Mike Keller                      $5.0 Million Sub Note      $          0.2     $           -    $          -
                                                               --------------     -------------    ------------

Total related party expenses                                   $         16.3     $        22.0     $      34.4
                                                               ==============     =============    ============

Management believes that the terms of the related party transactions listed above were at fair market rates.

   The Company provided intermodal services to APL Limited. These services include moving containers from ports to inland points, moving containers from inland points to ports, and repositioning empty containers. These transactions were performed on a cost reimbursement basis. Thus, no revenues or expenses were recognized for financial reporting purposes. Reimbursements amounted to $79.2 million, $273.6 million and $276.7 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. In April 2000, the Company transferred the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in the Company's balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. At December 29, 2000 and December 31, 1999 the Company had a receivable from APL Limited for these transactions of $0 and $31.3 million, respectively. The Company continues to handle APL Limited's international traffic under contract for an annual management fee of $6.6 million in 2000 and $3.9 million in 1999.

     Prior to the recapitalization, APLLTS shared in expenses of the former parent for services including systems support, office space and other corporate services. These expenses were $5.6 million and $14.4 million for the period ended May 28, 1999 and the fiscal year ended December 25, 1998, respectively. Pursuant to the recapitalization, the Company has signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For 2000 and the seven months ended December 31, 1999, $0.6 million and $1.1 million was paid for these services, respectively. In addition, the information technology services of APL Limited are currently being provided to the Company. For the fiscal years ended December 29, 2000 and December 31, 1999, $10.0 million and $5.8 million was paid for these services, respectively.

     In addition, the Company receives a credit from APL Limited for the repositioning expense that APL Limited has avoided due to the Company using APL Limited's containers in surplus locations. The total amount of revenue recognized for these services was $16.2 million, $21.0 million and $20.0 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. At December 29, 2000 and December 31, 1999, $1.6 million and $3.7 million was receivable from APL Limited, respectively.

     The Company also provides services to the Automotive Division of APL Limited. These services include moving containers primarily in the U.S.--Mexico trade. Total amount of revenue recognized for these services was $90.6 million, $49.1 million and $38.7 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. At December 29, 2000 and December 31, 1999 $4.4 million and $4.6 million was receivable from APL Limited including related drayage and miscellaneous charges, respectively.

     Prior to the recapitalization, APLLTS received an allocation for lease and maintenance and repair expenses from APL Limited. These expenses were $7.0 million and $19.5 million for the fiscal years ended December 31, 1999 and December 25, 1998, respectively.

     APL de Mexico, S.A. de C.V. (APL Mexico), a wholly owned Mexican subsidiary of the APL Limited, provides various agency services to the Company with respect to its bills of lading in Mexico. Expenses recorded by the Company from APL Mexico were $2.7 million, $1.8 million and $0.5 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. At December 29, 2000 and December 31, 1999 $0.5 million and $1.2 million was payable to APL Mexico, respectively.

     The Company has entered into a management agreement with Apollo Management ("Apollo") for financial and strategic services as the Board of Directors may reasonably request. The annual fee which has been paid for these services for the year ended December 29, 2000 was $0.5 million, and for the partial year ended December 31, 1999 was $0.3 million.

     The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a stockholder and a former Director and Executive Vice President of the Company. Mr. Steiner is a stockholder and a former Executive Vice President of the Company. Lease payments were $0.5 million and $0.3 million for the years ended December 29, 2000 and December 31, 1999, respectively.

     The Company leases warehouse and dock facilities in Southern California from KU Realty, Inc. which is owned by Messrs. Keller and Uchida. Mr. Keller is a stockholder and President of the Freight Consolidation and Handling Division of the Company. Lease payments were $1.8 million for the year ended December 29, 2000.

   In April 2000, the Company repaid $0.4 million in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

   In August 2000, the Company paid a scheduled semi-annual interest payment of $0.2 million to certain members of senior management on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets.

     The Company leased a facility consisting of office space from Richard P. Hyland, a stockholder and a former Executive Vice President of the Company. Such lease was pursuant to an oral agreement and was on a month-to-month basis. The lease terminated on December 31, 1999.

                                    Part IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   Documents filed as part of this report.

     1. The financial statements, financial statement schedule and accompanying reports of independent accountants are listed in the Index to Financial Statements and Financial Statement Schedules filed as part of this Annual Report.

     2.  Exhibits


Exhibit
Number              Exhibit Description
-------             ----------------------------------------------------------------------------------------------

     3.1            Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (Reg. No.
                    333-85041) filed with the Securities and Exchange Commission (the "Commission") on
                    November 5, 1999).

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

     4.3            First Supplemental Indenture dated as of January 13, 2000, among Pacer International,
                    Inc., Conex Acquisition Corporation and Wilmington Trust Company.  (Incorporated by
                    reference to Exhibit No. 10.25 to the Annual Report on Form 10-K dated March 30, 2000)

     4.4            Second Supplemental Indenture dated as of August 31, 2000, among Pacer International,
                    Inc., GTS Transportation and Wilmington Trust Company.  (Incorporated by reference to
                    Exhibit No. 4.4 to the Company's Registration Statement on Form S-1 (Reg. No.
                    333-53700) dated January 12, 2001).

     4.5            Third Supplemental Indenture dated as of October 31, 2000, among Pacer International,
                    Inc., RFI Group, RFI International Ltd., Ocean World Lines, International Logistics
                    Management, Inc. and Wilmington Trust Company. ( Incorporated by reference to Exhibit
                    No. 4.5 to the Company's Registration Statement on Form S-1 dated January 12, 2001).

     4.6            Fourth Supplemental Indenture dated as of December 22, 2000, among Pacer
                    International, Inc., Rail Van, Inc., Rail Van LLC and Wilmington Trust Company.
                    (Incorporated by reference to Exhibit No. 4.1 to the Company's Current Report on Form
                    8-K dated January 8, 2001).

Exhibit
Number              Exhibit Description
-------------       -----------------------------------------------------------------------------------------
     4.7            Shareholders' Agreement, dated as of May 28, 1999, among APL Limited, Pacer
                    International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC.
                    (Incorporated by reference to Exhibit No. 4.12 to the Company's Registration Statement
                    on Form S-4 dated August 12, 1999).

     4.8            Shareholders' Agreement, dated as of May 28, 1999, by and among Pacer International,
                    Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC and The Management
                    Stockholders.  (Incorporated by reference to Exhibit No. 4.13 to the Company's
                    Registration Statement on Form S-4 dated August 12, 1999).

     4.9            Shareholders' Agreement, dated as of May 28, 1999, by and among Pacer International,
                    Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC, BT Capital Investors, L.P.
                    and Pacer International Equity Investors, LLC. (Incorporated by reference to Exhibit
                    No. 4.14 to the Company's Registration Statement on Form S-4 dated August 12, 1999).

    4.10            Registration Rights Agreement, dated as of May 28, 1999, between Pacer International,
                    Inc. and the Purchasers named therein.  (Incorporated by reference to Exhibit No. 4.18 to the Company's Registration Statement on Form S-4 dated August 12, 1999).

    4.11            Registration Rights Agreement, dated as of May 28, 1999 between Pacer International,
                    Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC.  (Incorporated by
                    reference to Exhibit 4.11 to the Company's Registration Statement on Form S-1 dated
                    January 12, 2001).

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

    10.3            Employment Agreement for Robert L. Cross.  (Incorporated by reference to Exhibit No.
                    10.4 to the Company's Registration Statement on Form S-4 dated November 5, 1999).

    10.4            Credit Agreement, dated as of May 28, 1999, among Pacer International, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as
                    Syndication Agent, Credit Suisse First Boston Corporation, as Documentation Agent and
                    Bankers Trust Company, as Administrative Agent.  (Incorporated by reference to Exhibit
                    No. 4.1 to the Company's Registration Statement on Form S-4 dated August 12, 1999).

    10.5            First Amendment dated August 9, 1999, among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28,
                    1999, Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc., and Bankers
                    Trust Company.  (Incorporated by reference to Exhibit No. 10.26 to the Company's
                    Annual Report on Form 10-K dated March 30, 2000).


Exhibit
Number              Exhibit Description
-------------       -----------------------------------------------------------------------------------------

    10.6            Second Amendment dated January 7, 2000, among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28,
                    1999, Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc., and Bankers
                    Trust Company.  (Incorporated by reference to Exhibit No. 10.27 to the Company's
                    Annual Report on Form 10-K dated March 30, 2000).

    10.7            Third Amendment dated December 22, 2000 among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28,
                    1999, Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc., and Bankers
                    Trust Company.  (Incorporated by reference to Exhibit No. 10.1 to the Company's
                    Current Report on Form 8-K dated January 8, 2001).

    10.8            Stock Purchase Agreement, dated as of March 15, 1999, between APL Limited and Coyote
                    Acquisition LLC.  (Incorporated by reference to Exhibit No. 4.4 to the Company's
                    Registration Statement on form S-4 dated August 12, 1999).

    10.9            Non-Competition Agreement, dated as of May 28, 1999, among Neptune Orient Lines
                    Limited, APL Limited, Pacer International, Inc. and Coyote Acquisition LLC.
                    (Incorporated by reference to Exhibit No. 4.5 to the Company's Registration Statement
                    on Form S-4 dated August 12, 1999).

    10.10           Administrative Services Agreement, dated as of May 29, 2000, between APL Limited and
                    Pacer International, Inc.  (Incorporated by reference to Exhibit No. 10.12 to the
                    Company's Registration Statement on Form S-1 dated January 12, 2001).

    10.11           IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited, APL Land
                    Transport Services, Inc. and Coyote Acquisition LLC.  (Incorporated by reference to
                    Exhibit No. 10.10 to the Company's Registration Statement on Form S-4 dated
                    November 5, 1999).

    10.12           Stacktrain Services Agreement, dated as of May 28, 1999, among American President
                    Lines, Ltd., APL Co. Pte. Ltd., APL Limited and Pacer International, Inc.
                    (Incorporated by reference to Exhibit No. 4.8 to the Company's Registration Statement
                    on Form S-4 dated August 12, 1999).

    10.13           TPI Chassis Sublet Agreement, dated as of May 28, 1999, among American President
                    Lines, Ltd., APL Co. Pte. Ltd., APL Limited and Pacer International, Inc.
                    (Incorporated by reference to Exhibit No. 4.9 to the Company's Registration Statement
                    on Form S-4 dated August 12, 1999).

    10.14           Equipment Supply Agreement, dated as of May 28, 1999, among American President Lines,
                    Ltd., APL Co. Pte. Ltd., APL Limited and Pacer International, Inc.  (Incorporated by
                    reference to Exhibit No. 4.10 to the Company's Registration Statement on Form S-4
                    dated August 12, 1999).

    10.15           Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune
                    Orient Lines Limited in favor of Coyote Acquisition LLC and APL land Transport
                    Services, Inc.  (Incorporated by reference to Exhibit No. 4.11 to the Company's
                    Registration Statement on Form S-4 dated August 12, 1999).


Exhibit
Number              Exhibit Description
-------------       -----------------------------------------------------------------------------------------
    10.16           Management Agreement, dated as of May 28, 1999, between Apollo Management IV, L.P. and
                    Pacer International, Inc.  (Incorporated by reference to Exhibit No. 4.15 to the
                    Company's Registration Statement on Form S-4 dated August 12, 1999).

    10.17           Tax Sharing Agreement, dated as of May 28, 1999, by and among Coyote Acquisition LLC,
                    Pacer International, Inc. and Pacer Logistics, Inc. (Incorporated by reference to
                    Exhibit No. 4.16 to the Company's Registration Statement on Form S-4 dated August 12,
                    1999).

    10.18           Intermodal Transportation Agreement No. 1111, dated as of May 4, 1999 between CSX
                    Intermodal, Inc., APL Land Transport Services, Inc., APL Limited and APL Co. Pte. Ltd.
                    (Incorporated by reference to Exhibit No. 10.19 to the Company's Registration
                    Statement on Form S-4 dated November 5, 1999).

    10.19           Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc.
                    and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the
                    Company's Registration Statement on Form S-4 dated November 5, 1999).

    10.20           Rail Transportation Agreement, dated as of October 11, 1996, between Union Pacific
                    Railroad Company, APL Land Transport Services, Inc., American President Lines, Ltd.,
                    and APL Co. Pte. Ltd.  (Incorporated by reference to Exhibit No. 10.21 to the
                    Company's Registration Statement on Form S-4 dated November 5, 1999).

    10.21           Asset Purchase Agreement dated December 31, 1999, among Conex Acquisition Corporation,
                    Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., Jupiter
                    Freight, Inc., The Michael W. Keller Living Trust, The Uchida Family Trust, Michael
                    Keller and Shigehiro Uchida.  (Incorporated by reference to Exhibit No. 2.1 to the
                    Company's Current Report on Form 8-K dated January 13, 2000).

    10.22           Amendment dated January 12, 2000 to Asset Purchase Agreement dated December 31, 2000.
                    (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K
                    dated January 13, 2000).

    10.23           Employment Agreement dated January 13, 2000, between Conex Acquisition Corporation and
                    Michael Keller.  (Incorporated by reference to Exhibit No. 10.23 to the Company's
                    Annual Report on Form 10-K dated March 30, 2000).

    10.24           Employment Agreement dated January 13, 2000, between Conex Acquisition Corporation and
                    Shigehiro Uchida.  (Incorporated by reference to Exhibit No. 10.24 to the Company's
                    Annual Report on Form 10-K dated March 30, 2000).

    10.25           Equipment Services Agreement dated December 31, 1999 among Transamerica Leasing, Inc.,
                    Pacer Logistics, Inc. and the Company.  (Incorporated by reference to the Company's
                    Quarterly Report on Form 10-Q for the Quarter ended April 7, 2000).

    10.26           Rail Car Lease Agreement dated September 1, 2000 among GATX Third Aircraft Corporation and the Company.  (Incorporated by reference to the Company's Quarterly Report on Form
                    10-Q for the Quarter ended September 22, 2000).


Exhibit
Number              Exhibit Description
-------------       -----------------------------------------------------------------------------------------
    10.27           Pacer International, Inc. 1999 Stock Option Plan.  (Incorporated by reference to
                    Exhibit No. 10.29 to the Company's Registration Statement on Form S-1 dated January
                    12, 2001).

    10.28           Stock Purchase Agreement, dated August 31, 2000 by and among Pacer International,
                    Inc., GTS Transportation Services, Inc. and all of the Shareholders of GTS
                    Transportation Services, Inc. (Incorporated by reference to Exhibit No. 10.30 to the
                    Company's Registration Statement on Form S-1 dated January 12, 2001).

    10.29           Stock Purchase Agreement, dated October 31, 2000 by and among Pacer International,
                    Inc., all of the Stockholders of RFI Group, Inc., Everett Fleisig, Bernard W. Robbins,
                    and Certain Trusts that are owners of Certain Stockholders of RFI Group, Inc.
                    (Incorporated by reference to Exhibit No. 10.31 to the Company's Registration
                    Statement on Form S-1 dated January 12, 2001).

    10.30           Employment Agreement, dated as of October 31, 2000, between Pacer International, Inc.
                    and Mitchel Robbins. (Incorporated by reference to Exhibit No. 10.32 to the Company's
                    Registration Statement on Form S-1 dated January 12, 2001).

    10.31           Employment Agreement, dated as of October 31, 2000, between Pacer International, Inc.
                    and Allan Baer. (Incorporated by reference to Exhibit No. 10.33 to the Company's
                    Registration Statement on Form S-1 dated January 12, 2001).

    10.32           Stock Purchase Agreement, dated December 18, 2000 by and among Pacer International,
                    Inc., Rail Van, Inc., Rail Van LLC and all of the Shareholders of Rail Van, Inc.
                    (Incorporated by reference to Exhibit No. 10.2 to the Company's Current Report on Form
                    8-K dated January 8, 2001).

    10.33           Equipment Use Agreement, dated May 28, 1999, between PAMC UC and Pacer International,
                    Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company's Registration
                    Statement on Form S-1 dated January 12, 2001).

    10.34           Employment Agreement dated as of December 22, 2000 between Pacer International, Inc.
                    and Jeffrey R. Brashares.  (Incorporated by reference to Exhibit B to the Company's
                    Current Report on Form 8-K dated January 8, 2001).

    10.35           Employment Agreement dated as of December 22, 2000 between Pacer International, Inc.
                    and Denis M. Bruncak.  (Incorporated by reference to Exhibit C to the Company's
                    Current Report on Form 8-K dated January 8, 2001).

    10.36           Employment Agreement dated as of December 1, 1998 between Pacer International, Inc.
                    and Lawrence C. Yarberry.*

    10.37           Employment Agreement dated as of April 12, 2000 between Pacer International, Inc. and
                    Eugene K. Pentimonti.*


____________
* Filed
 herewith

B.  Reports on Form 8-K

    During the three months ended December 29, 2000, one report on Form 8-K was filed by the Company:

    1. Current Report on Form 8-K filed November 14, 2000 reporting the October 31, 2000 acquisition of RFI Group, Inc.

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


                           PACER INTERNATIONAL, INC.


Date: February  28,  2001                   By: /s/ Joseph P. Atturio
      -------------------                       ---------------------
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


Date: February 28, 2001                          By: /s/ Donald C. Orris
      -----------------                            ---------------------
                                                       Donald C. Orris
                                          Chairman, Chief Executive Officer and
                                                          Director
                                                (Principal Executive Officer)

Date: February 28, 2001                           By: /s/ Lawrence C. Yarberry
      -----------------                              -------------------------
                                                       Lawrence C. Yarberry
                                                  Executive Vice President and
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)

Date: February 28, 2001                            By: /s/ Joshua J. Harris
      -----------------                               ---------------------
                                                        Joshua J. Harris
                                                            Director

Date: February 28, 2001                            By: /s/ Bruce H. Spector
      -----------------                               ---------------------
                                                        Bruce H. Spector
                                                            Director

Date: February 28, 2001                             By: /s/ Marc E. Becker
      -----------------                                -------------------
                                                        Marc E. Becker
                                                            Director

Date: February 28, 2001                             By: /s/ Timothy J. Rhein
      -----------------                                ---------------------
                                                        Timothy J. Rhein
                                                            Director

Date: February 28, 2001                             By: /s/ Michael S. Gross
      -----------------                                ---------------------
                                                        Michael S. Gross
                                                            Director

Date: February 28, 2001                             By: /s/ Thomas L. Finkbiner
      -----------------                                ------------------------
                                                        Thomas L. Finkbiner
                                                            Director

               PACER INTERNATIONAL INC. AND SUBSIDIARY COMPANIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                               Page
                                                                                               ----
Report of Independent Accountants (PricewaterhouseCoopers LLP) ...........................      F-2
Report of Independent Public Accountants (Arthur Andersen LLP) ...........................      F-3

Consolidated Balance Sheets of Pacer International, Inc. as of December 29, 2000 and
 December 31, 1999........................................................................      F-4

Consolidated Statement of Operations of Pacer International, Inc. for the fiscal years ended December 29, 2000 and December 31, 1999 and American President Lines
 Stacktrain Services - a division of APL Land Transport Services, Inc. - Statement
 of Operations for the fiscal year ended December 25, 1998................................      F-5

Consolidated Statement of Stockholders' Equity of Pacer International, Inc. for the
 fiscal years ended December 29, 2000 and December 31, 1999 and American
 President Lines Stacktrain Services - a division of APL Land Transport Services, Inc.
 - Statement of Divisional Control Account for the fiscal year ended December 25, 1998....      F-6

Consolidated Statement of Cash Flows of Pacer International, Inc. for the fiscal years ended December 29, 2000 and December 31, 1999 and American President Lines
 Stacktrain Services - a division of APL Land Transport Services, Inc. - Statement of
 Cash Flows for the fiscal year ended December 25, 1998...................................      F-7

Notes to Consolidated Financial Statements................................................      F-8

Schedule II - Valuation and Qualifying Accounts...........................................      F-32

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

                       Report of Independent Accountants


   To the Board of Directors and Shareholders of Pacer International, Inc.:


   In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for the years ended December 29, 2000 and December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules for the years ended December 29, 2000 and December 31, 1999 listed in the index referred to above present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



   PricewaterhouseCoopers LLP
   San Francisco, California
   March 13, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To APL Land Transport Services, Inc., a wholly-owned subsidiary of APL Limited:

We have audited the accompanying statements of operations, divisional control account and cash flows of American President Lines Stacktrain Services (a division of APL Land Transport Services, Inc., a Tennessee corporation and a wholly-owned subsidiary of APL Limited) for the fiscal year ended December 25, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American President Lines Stacktrain Services for the fiscal year ended December 25, 1998, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.

                              ARTHUR ANDERSEN LLP

Memphis, Tennessee,
January 29, 1999, except
with respect to the
reclassification discussed
in Note 1, as to which the
date is November 3, 2000.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 29, 2000 AND DECEMBER 31, 1999

                                                                      December 29, 2000     December 31, 1999
                                                                      -----------------     -----------------
                                                                                   (In millions)
                                  ASSETS
Current assets
  Cash and cash equivalents........................................        $    -                 $   12.2
  Accounts receivable, net of allowances of $9.0 million and $3.0
   million, respectively...........................................           215.7                  114.7
  Accounts receivable from APL.....................................             6.0                   39.6
  Prepaid expenses and other.......................................            10.3                    2.9
  Deferred income taxes............................................             9.7                    4.4
                                                                           --------               --------
    Total current assets...........................................           241.7                  173.8
                                                                           --------               --------
Property and equipment
  Property and equipment at cost...................................            74.3                   61.8
  Accumulated depreciation.........................................           (17.8)                 (11.4)
                                                                           --------               --------
    Property and equipment, net....................................            56.5                   50.4
                                                                           --------               --------
Other assets
  Goodwill, net....................................................           289.8                  143.1
  Deferred income taxes............................................            59.0                   75.7
  Other assets.....................................................            11.4                   12.0
                                                                           --------               --------
    Total other assets.............................................           360.2                  230.8
                                                                           --------               --------
Total assets.......................................................        $  658.4               $  455.0
                                                                           ========               ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and capital leases..........        $    1.9               $    1.5
  Accounts payable and other accrued liabilities...................           227.2                  176.0
                                                                           --------               --------
    Total current liabilities......................................           229.1                  177.5
                                                                           --------               --------
Long-term liabilities
  Long-term debt and capital leases................................           403.5                  282.9
  Other............................................................             3.7                    2.9
                                                                           --------               --------
    Total long-term liabilities....................................           407.2                  285.8
                                                                           --------               --------
Total liabilities..................................................           636.3                  463.3
                                                                           --------               --------
Minority interest - exchangeable preferred stock of a subsidiary...            25.0                   23.4
                                                                           --------               --------
Commitments and contingencies (Notes 8 & 12)

Stockholders' equity
  Preferred stock, par value $0.01 per share; 1,000,000 shares
    authorized; none issued and outstanding........................               -                      -
  Common stock, par value $0.01 per share; 20,000,000 shares authorized; 11,361,373 and 10,440,000 issued and
    outstanding in 2000 and 1999, respectively.....................             0.1                    0.1
  Additional paid-in capital.......................................           118.7                  104.3
  Other equity.....................................................            (0.3)                     -
  Treasury stock...................................................            (0.2)                     -
  Accumulated deficit..............................................          (121.3)                (136.1)
  Other accumulated comprehensive income...........................             0.1                      -
                                                                           --------               --------
    Total stockholders' equity (deficit)...........................            (2.9)                 (31.7)
                                                                           --------               --------
Total liabilities and stockholders' equity.........................        $  658.4               $  455.0
                                                                           ========               ========


   The accompanying notes are an integral part of the consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED
                    DECEMBER 29, 2000 AND DECEMBER 31, 1999
                                      AND
                 AMERICAN PRESIDENT LINES STACKTRAIN SERVICES,
                a division of APL Land Transport Services, Inc.
      STATEMENT OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998

                                                                 Fiscal Year               Fiscal Year               Fiscal Year
                                                                    Ended                     Ended                     Ended
                                                                Dec. 29, 2000             Dec. 31, 1999             Dec. 25, 1998
                                                              ---------------           ---------------           ---------------
                                                                              (in millions, except per share data)
Gross revenues...............................................   $     1,281.3             $       927.7             $       598.9
Cost of purchased transportation and services................         1,005.6                     735.4                     466.3
                                                              ---------------           ---------------           ---------------
    Net revenues.............................................           275.7                     192.3                     132.6
                                                              ---------------           ---------------           ---------------

Operating expenses:
  Direct operating expenses..................................            90.4                      76.8                      64.5
  Selling, general and administrative expenses...............           102.6                      58.9                      28.3
  Depreciation and amortization..............................            11.6                       8.6                       6.6
  Merger, severance and other................................             7.7                         -                         -
                                                              ---------------           ---------------           ---------------
   Total operating expenses..................................           212.3                     144.3                      99.4
                                                              ---------------           ---------------           ---------------

Income from operations.......................................            63.4                      48.0                      33.2
                                                              ---------------           ---------------           ---------------

Interest expense, net........................................            34.1                      18.6                         -
                                                              ---------------           ---------------           ---------------

Income before income taxes and minority interest.............            29.3                      29.4                      33.2
                                                              ---------------           ---------------           ---------------

Income taxes or charge in lieu of income taxes...............            12.9                      11.7                      12.6
                                                              ---------------           ---------------           ---------------
Minority interest............................................             1.6                       1.1                         -
                                                              ---------------           ---------------           ---------------

Net income...................................................   $        14.8             $        16.6             $        20.6
                                                              ===============           ===============           ===============

Earnings per share (Note 15):

   Basic:
   Earnings per share........................................   $        1.35             $        0.78
                                                              ===============           ===============
   Weighted average shares outstanding.......................      10,970,770                10,440,000
                                                              ===============           ===============
   Diluted:
   Earnings per share........................................   $        1.19             $        0.68
                                                              ===============           ===============
   Weighted average shares outstanding.......................      13,793,363                13,488,827
                                                              ===============           ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AS OF DECEMBER 29, 2000 AND
                             DECEMBER 31, 1999 AND
                 AMERICAN PRESIDENT LINES STACKTRAIN SERVICES,
                a division of APL Land Transport Services, Inc.
        STATEMENT OF DIVISIONAL CONTROL ACCOUNT AS OF DECEMBER 25, 1998


                                                  Preferred Stock       Common Stock
                                                ------------------  --------------------  Additional                  Divisional
                                                 No. of               No. of               Paid-in-    Accumulated     Control
                                                 Shares    Amount     Shares     Amount    Capital       Deficit       Account
                                                --------  --------  ----------  --------  ----------   -----------   ----------
                                                                          (in millions, except share amounts)
Balance December 26, 1997...................          -   $      -           -  $      -  $        -   $         -   $     29.6
Net Income..................................          -          -           -         -           -             -         20.6
Intercompany Funding........................          -          -           -         -           -             -          5.4
                                                -------   --------  ----------  --------  ----------   -----------   ----------

Balance December 25, 1998...................          -   $      -           -  $      -  $        -   $         -   $     55.6
                                                =======   ========  ==========  ========  ==========   ===========   ==========

Net Income..................................          -          -           -         -           -          16.6            -
Distribution to Shareholders................          -          -           -         -           -        (300.0)           -
Effects of Recapitalization.................          -          -           -         -           -         147.3        (55.6)
Issuance of Common Stock....................          -          -  10,440,000       0.1       104.3             -            -
                                                -------   --------  ----------  --------  ----------   -----------   ----------

Balance December 31, 1999...................          -          -  10,440,000  $    0.1  $    104.3   $    (136.1)  $        -
                                                =======   ========  ==========  ========  ==========   ===========   ==========


Net Income..................................          -          -           -         -           -          14.8            -
Change in Cumulative Translation
   Adjustments..............................          -          -           -         -           -             -            -
                                                -------   --------  ----------  --------  ----------   -----------   ----------
Total Comprehensive Income..................          -          -           -         -           -          14.8            -
Issuance of Preferred Stock for Exercise
  of Options................................     17,499          -           -         -         0.2             -            -
Repurchase of Preferred Stock...............          -          -           -         -           -             -            -
Unearned Compensation.......................          -          -           -         -         0.3             -            -
Amort - Unearned Compensation (Note 6)......          -          -           -         -           -             -            -
Issuance of Common Stock for Acquisitions...          -          -     580,000         -        13.0             -            -
Issuance of Common Stock for Exercise
  of Options................................          -          -     341,373         -         0.9             -            -
                                                -------   --------  ----------  --------  ----------   -----------   ----------
Balance December 29, 2000...................     17,499          -  11,361,373  $    0.1  $    118.7   $    (121.3)  $        -
                                                =======   ========  ==========  ========  ==========   ===========   ==========


                                                                     Treasury Stock            Other
                                                                    ----------------         Cumulative            Total
                                                          Other      No. of                Comprehensive        Stockholders'
                                                         Equity      Shares    Amount         Income           Equity(Deficit)
                                                       --------     -------   -------     --------------      -----------------
Balance December 26, 1997...................            $     -           -   $     -      $           -        $          29.6
Net Income..................................                  -           -         -                  -                   20.6
Intercompany Funding........................                  -           -         -                  -                    5.4
                                                       --------     -------   -------      -------------        ---------------

Balance December 25, 1998...................            $     -           -   $     -      $           -        $          55.6
                                                       ========     =======   =======      =============        ===============

Net Income..................................                  -           -         -                  -                   16.6
Distribution to Shareholders................                  -           -         -                  -                 (300.0)
Effects of Recapitalization.................                  -           -         -                  -                   91.7
Issuance of Common Stock....................                  -           -         -                  -                  104.4
                                                       --------     -------   -------      -------------        ---------------

Balance December 31, 1999...................            $     -           -   $     -      $           -        $         (31.7)
                                                       ========     =======   =======      =============        ===============

Net Income..................................                  -           -         -                  -                   14.8
Change in Cumulative Translation
   Adjustments..............................                  -           -         -                0.1                    0.1
                                                       --------     -------   -------      -------------        ---------------
Total Comprehensive Income..................                  -           -         -                0.1                   14.9
Issuance of Preferred Stock for Exercise
  of Options................................                  -           -         -                  -                    0.2
Repurchase of Preferred Stock...............                  -     (17,499)   (  0.2)                 -                   (0.2)
Unearned Compensation.......................               (0.3)          -         -                  -                      -
Amort - Unearned Compensation (Note 6)......                  -           -         -                  -                      -
Issuance of Common Stock for Acquisitions...                  -           -         -                  -                   13.0
Issuance of Common Stock for Exercise
  of Options................................                  -           -         -                  -                    0.9
                                                       --------     -------   -------      -------------        ---------------
Balance December 29, 2000...................            $  (0.3)    (17,499)  $(  0.2)     $         0.1        $          (2.9)
                                                       ========     =======   =======      =============        ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED
                  DECEMBER 29, 2000 AND DECEMBER 31, 1999 AND
                 AMERICAN PRESIDENT LINES STACKTRAIN SERVICES,
                a division of APL Land Transport Services, Inc.
      STATEMENT OF CASH FLOWS FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998

                                                                     Fiscal Year        Fiscal Year       Fiscal Year
                                                                        Ended              Ended             Ended
                                                                    Dec. 29, 2000      Dec. 31, 1999     Dec. 25, 1998
                                                                   --------------     --------------    --------------
                                                                                      (in millions)
Cash Flows from Operating Activities
Net Income.....................................................    $        14.8     $         16.6     $        20.6
Adjustments to Reconcile Net Income to
 Net Cash Provided By Operating Activities:
   Depreciation and Amortization...............................             11.6                8.6               6.6
   Gain on Sale of Property and Equipment......................             (0.1)                 -              (0.4)
   Deferred Taxes..............................................              6.7                4.6               1.0
   Minority Interest...........................................              1.6                1.1                 -
   Merger, Severance and Other.................................              7.7                  -                 -
   Change in Current Assets and Liabilities excluding
    effects of acquisitions:
     Accounts Receivable.......................................            (14.3)             (10.8)            (10.5)
     Receivable from APL.......................................              2.2              (39.6)                -
     Intercompany Trade Receivables............................                -                  -              (1.0)
     Prepaid Expenses and Other Current Assets.................             (5.1)                 -              (0.1)
     Accounts Payable and Accrued Liabilities..................            (23.2)              39.4              16.2
     Other.....................................................             (0.7)               0.9              (0.6)
                                                                   -------------     --------------     -------------
 Net Cash Provided by Operating Activities.....................              1.2               20.8              31.8
                                                                   -------------     --------------     -------------
Cash Flows from Investing Activities
Acquisitions, Net of Cash Acquired.............................           (125.6)            (112.0)                -
Capital Expenditures...........................................             (5.5)              (2.0)            (39.7)
Proceeds from Sales of Property and Equipment..................              0.4               40.0               1.2
                                                                   -------------     --------------     -------------
 Net Cash Used In Investing Activities.........................           (130.7)             (74.0)            (38.5)
                                                                   -------------     --------------     -------------
Cash Flows from Financing Activities
Checks Drawn in Excess of Cash Balances........................             10.9                  -                 -
Proceeds of Long-Term Debt, Net of Costs.......................            122.6              277.5                 -
Proceeds from Issuance of Common Stock.........................              0.9              104.4                 -
Proceeds from Issuance of Preferred Stock......................              0.2                  -                 -
Repurchase of Preferred Stock..................................             (0.2)                 -                 -
Distribution to APL and Recap Costs............................                -             (311.7)                -
Redemption of Preferred Stock of Subsidiary....................                -               (2.0)                -
Intercompany Funding, Net......................................                -                  -               6.7
Debt, Revolving Credit Facility and Capital Lease
 Obligation Repayment..........................................            (17.1)              (2.8)                -
                                                                   -------------     --------------     -------------
 Net Cash Provided By Financing Activities.....................            117.3               65.4               6.7
                                                                   -------------     --------------     -------------
Net Increase (Decrease) in Cash and Cash Equivalents...........            (12.2)              12.2                 -
                                                                   -------------     --------------     -------------
Cash and Cash Equivalents at Beginning of Year/Period..........             12.2                  -                 -
                                                                   -------------     --------------     -------------
Cash and Cash Equivalents at End of Year/Period................    $           -     $         12.2     $           -
                                                                   =============     ==============     =============
Disclosure of Non-Cash Financing Activities:
Issuance of Common Stock for acquisitions......................    $        13.0     $            -     $           -
Issuance of 8.0% subordinated note for acquisition.............    $         5.0     $            -     $           -
Issuance of Exchangeable Preferred Stock for recapitalization..    $           -     $         24.3     $           -
Issuance of note payable to management for recapitalization....    $           -     $          0.4     $           -

   The accompanying notes are an integral part of the consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Pacer International, Inc. ("Pacer" or the "Company") is a leading non-asset based third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the wholesale segment and the retail segment (see Note 9 to the Consolidated Financial Statements for segment information). The wholesale segment provides intermodal rail service in North America by selling intermodal service to shippers pursuant to agreements with intermodal rail carriers. The retail segment provides trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services.

     The Company has operated as an independent, stand-alone company only since the recapitalization in May 1999. From 1984 until the recapitalization, the wholesale business was conducted by various entities owned directly or indirectly by APL Limited.

     As of May 28, 1999, APL Land Transport Services, Inc. ("APLLTS") was recapitalized through the purchase of shares of its common stock by affiliates of Apollo Management, L.P. and two other investors from APL Limited and its redemption of a portion of the shares of common stock held by APL Limited.
After the recapitalization, APLLTS formed a transitory subsidiary that was merged with and into Pacer Logistics, making Pacer Logistics a wholly-owned subsidiary of APLLTS. In connection with these transactions, APLLTS was renamed Pacer International, Inc. Until November 1998, APLLTS consisted of two operating divisions: Stacktrain Services Division and the Automotive Division. On November 20, 1998, APLLTS transferred all of its assets, except those of the Stacktrain Services Division, to its parent, APL Limited.

     As part of the recapitalization, the assets and liabilities of the Company remained at their historical basis for financial reporting purposes; for income tax purposes, the transaction has been treated as a taxable transaction such that the consolidated financial statements reflect a "step-up" in tax basis resulting in the establishment of a deferred tax asset.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, rail valuation cost and valuation of deferred income taxes. Actual results could differ from those estimates.

Allocation of Expenses

     Prior to May 28, 1999, APLLTS was a wholly-owned subsidiary of APL Limited (as discussed above) and was allocated certain expenses. These expenses included systems support, office space, salaries, and other corporate services which were either allocated or charged on a cost reimbursement basis. Management believes that these allocations were reasonable. Subsequent to May 28, 1999, the corporate administrative services previously provided by APL Limited are incurred directly by the wholesale segment.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all entities in which the Company has more than a 50% equity ownership. For the year ended December 29, 2000, this includes Conex assets acquired January 13, 2000, GTS Transportation Services, Inc. acquired August 31, 2000, RFI Group, Inc. acquired October 31, 2000 and Rail Van Inc. acquired December 22, 2000. For the year ended December 31, 1999, this includes Pacer Logistics acquired May 28, 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segments

     The Company operates in two reportable industry segments, providing intermodal rail stacktrain services (the "Wholesale" segment) and providing logistic services (the "Retail" segment) in North America. The Wholesale segment's fiscal year ends on the last Friday in December and the Retail segment's calendar year ends on the last day in December.

Goodwill

     Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired and is being amortized over 40 years on a straight-line basis after consideration of the characteristics of each acquisition. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the business related to the goodwill as measured by undiscounted current and expected future operating income levels of the business and expected undiscounted future cash flows. When goodwill is determined to not be recoverable, an impairment is recognized as a charge to operations to the extent the carrying value of related assets (including goodwill) exceeds the sum of the undiscounted cash flows from those related assets. Amortization expense was $4.7 million, $2.4 million and $0.6 million for 2000, 1999 and 1998, respectively; and accumulated amortization was $7.5 million and $2.8 million at December 29, 2000 and December 31, 1999, respectively.

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

Revenue Recognition

     The Company's wholesale segment recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. Revenues from retail transportation activities including highway and rail brokerage, local cartage and specialized trucking are generally recorded when delivery requirements are met. Revenues from freight handling activities are recorded upon receipt at the warehouse and storage revenues are recorded as earned. Supply chain management/consulting services net revenues are recorded as earned.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

                 Classification              Estimated Useful Life
                 --------------              ---------------------

          Rail Cars....................             28 Years
          Containers and Chassis.......              5 Years
          Leasehold Improvements.......           Term of Lease
          Other........................            3 to 7 Years

     When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures for maintenance and repairs are expensed as incurred.

Income Taxes

     The Company recognizes income tax expense using the liability method of accounting for deferred income taxes. A deferred tax asset or liability is recorded based upon the tax effect of temporary differences between the tax bases of assets and liabilities and their carrying value for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the year.

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

     The Company had one customer in 2000 and two customers in 1999 accounting for 10% or more of revenues. Union Pacific generated $146.9 million of revenues in both segments in 2000. The Hub Group generated $128.2 million of revenues in the Wholesale segment in 1999 and Union Pacific generated $100.8 million of revenues in both reporting segments in 1999. The receivables from Union Pacific were $6.0 million and $7.7 million at December 29, 2000 and December 31, 1999, respectively. The receivable from Hub Group was $7.4 at December 31, 1999. In addition, the Company had a receivable from APL Limited at December 29, 2000 of $6.0 million primarily for freight transportation and the repositioning of APL Limited's equipment.

Financial Instruments

     The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Management estimates the Company's debt at December 29, 2000 approximates fair value based on interest rates for similar issues and financings.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Reclassification

     During 2000, the Company reclassified railcar rental income of $10.3 and $8.1 million for the fiscal years ended December 31, 1999 and December 25, 1998, respectively from direct operating expenses to revenues to be consistent with the Company's classification of container per diem revenue. The Company also reclassified corresponding financial information presented in Notes 3, 9 and 15 for such change. The reclassification had no effect on the Company's income from operations or net income.

     Certain other reclassifications have been made to the 1998 and 1999 balances to conform to the 2000 presentation. These reclassifications had no effect on the Company's financial position or net income.

Earnings per Share

     The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares. The computation of earnings per share-diluted includes the dilutive effect, if any, of outstanding Pacer Logistics 7.5% Exchangeable Preferred Stock calculated using the as if converted method, and common stock options.

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

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Concentration of Business on Intermodal Marketing

     Significant portions of the Company's revenues are derived from intermodal marketing. As a result, a decrease in demand for intermodal transportation services relative to other transportation services could have a material adverse affect on the Company's results of operations.

Other Comprehensive Income

     The Company classifies items of comprehensive income by their nature in the financial statements and display the accumulated balance of comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.

     The assets and liabilities of the Company's foreign operations have been translated at rates of exchange at the balance sheet date and related revenues and expenses have been translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been included as other comprehensive income on the Consolidated Statements of Stockholders' Equity.

Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Recently Issued Accounting Pronouncements

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by Staff Accounting Bulletins No. 101A and 101B. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has recently issued further guidance with respect to adoption of specific issues addressed by SAB 101. The adoption of SAB 101 during the fourth quarter of 2000 did not have a material impact on the financial statements.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 2.  MERGER, SEVERANCE AND OTHER

     In December 2000, the Company recorded a pre-tax charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van (See Note 3). The charge includes $5.0 million for the severance of 99 employees from the Chicago, Memphis, Los Angeles and Walnut Creek offices and the termination of agency agreements. An additional $2.0 million is included to cover lease costs through lease termination in 2006 for facilities no longer required primarily in Walnut Creek and Memphis. Employee terminations and agency closures will be phased-in and completed during 2001 as operations are consolidated in Columbus, Ohio. The remaining $0.7 million of this charge is for the write-off of computer software under development as we will be utilizing Rail Van's systems. Payments for this charge will be funded from cash from operations and, if necessary, borrowings under the Company's $100.0 million revolving credit facility.

NOTE 3.  ACQUISITIONS

     The Company completed four retail segment acquisitions during 2000. The table below summarizes the preliminary purchase price allocation, net of cash acquired for each acquisition, followed by a description of each transaction.

       2000 Acquisitions Purchase Price Allocation, net of Cash Acquired

                                                             Rail
                                Conex    GTS       RFI       Van       Total
                                -----   ------    ------    ------    -------
                                               (in millions)

Accounts receivable, net.....   $ 6.2   $  6.7    $ 11.0    $ 62.8    $ 86.7
Prepaid expenses and other...     0.3        -       0.9       0.5       1.7
Property and equipment ......     0.6      0.1       1.1       5.9       7.7
Goodwill.....................    32.0     21.2      17.4      75.2     145.8
Liabilities..................    (1.7)   (10.2)    (11.9)    (68.4)    (92.2)
                                -----   ------    ------    ------    ------

Total purchase price.........   $37.4   $ 17.8    $ 18.5    $ 76.0    $149.7
                                =====   ======    ======    ======    ======

     On January 13, 2000, pursuant to the terms of an asset purchase agreement, the Company acquired substantially all of the assets and assumed specified liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively "Conex"), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The purchase price of $37.4 million included acquisition fees of $1.3 million, a cash payment to owners of $25.1 million, the issuance to Conex shareholders of an 8.0% subordinated note in the aggregate principal amount of $5.0 million and the issuance to Conex shareholders of 300,000 shares (valued in the aggregate at $6.0 million) of common stock of Pacer International, Inc. The Company borrowed $15.0 million under the revolving credit facility to fund the acquisition. The results of operations for the acquired assets are included in the Company's consolidated financial statements beginning January 1, 2000.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     On August 31, 2000, the Company acquired all of the capital stock of GTS Transportation Services, Inc. ("GTS"), a provider of transportation services including logistics and truck brokerage in North America. The purchase price of $17.8 million included acquisition fees and expenses of approximately $0.6 million, a net cash payment to owners of $15.0 million and a maximum earn-out amount of $2.2 million. The Company borrowed $10.0 million under the revolving credit facility to fund the acquisition. In connection with the acquisition, former owners of GTS that continued as employees were granted 30,000 options (issued at the date of agreement and at consummation) to purchase the Company's common stock. The results of operations for the acquired company are included in the Company's consolidated financial statements beginning September 1, 2000.

     On October 31, 2000, the Company acquired all of the capital stock of RFI Group, Inc. ("RFI"), a provider of international freight forwarding and freight transportation services. The purchase price of $18.5 million included acquisition costs of $0.5 million, a net cash payment to owners of $16.4 million and an estimated working capital adjustment of $1.6 million. A portion of the net cash payment was used to repay $5.2 million of indebtedness. The Company borrowed $18.0 million under the revolving credit facility to fund the acquisition. In connection with the acquisition, former owners of RFI that continued as employees were granted 45,000 plan and 80,000 non-plan options (issued at the date of agreement and at consummation) to purchase the Company's common stock. The results of operations for the acquired company are included in the Company's consolidated financial statements beginning November 1, 2000.

     On December 22, 2000, the Company acquired all of the capital stock of Rail Van Inc. ("Rail Van"), a provider of intermodal transportation and other logistics services. The purchase price of $76.0 million included $4.0 million of acquisition costs, a cash payment to owners of $67.0 million, the issuance to Rail Van shareholders of 280,000 shares of the Company's common stock valued in the aggregate at $7.0 million and a post-closing adjustment to be determined of an estimated $2.0 million to be refunded by the sellers to the Company based on Rail Van's results for 2000 through December 22. The acquisition was funded by a borrowing of $40.2 million under the Company's revolving credit facility, the issuance of $40.0 million in new term loans under the credit agreement and the issuance of common stock. Proceeds from these loans were also used to repay $8.9 million in Rail Van debt assumed during the transaction. The results of operations for the acquired company are included in the Company's consolidated financial statements beginning December 23, 2000. A Section 338(h)(10) election will be made to allow the acquisition of Rail Van to be treated as an acquisition of assets for tax purposes.

     On May 28, 1999, the Company acquired the common stock of Pacer Logistics, Inc., a privately-held third party logistics provider. The Company paid $137.5 million for the acquisition which included acquisition fees of $2.9 million and assumed indebtedness of $62.6 million. The Company financed the acquisition with a portion of the proceeds from the Senior Subordinated Note offering and with funds under the credit facility. The acquisition resulted in goodwill of $123.1 million.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The acquisitions of Pacer Logistics, Inc. Conex assets, GTS, RFI and Rail Van have been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The aggregate purchase price as shown above has been allocated to the underlying assets and liabilities based upon preliminary estimates of fair values at the date of acquisition, which may be updated based on final appraisals, with the remainder allocated to goodwill to be amortized over 40 years. The Company determined 40-year amortization periods were appropriate after considering a number of factors: 1) there are no legal, regulatory or contractual provisions associated with the acquisitions that may limit the useful lives of the goodwill, 2) the services provided by the acquisitions (as part of the Company's retail segment) are not subject to obsolescence, and 3) the Company is not aware of any expected actions of competitors and others that may restrict the retail segment's ability to successfully compete in the industry. Though the fair value estimates are preliminary, management does not believe there will be a material change to goodwill when these estimates are finalized.

     In May and December 2000, the Company reviewed and increased the gross goodwill recorded on the 1999 acquisition of Pacer Logistics by $0.5 million and $2.4 million, respectively. In December 2000, the Company determined the deferred tax asset arising as a result of the 2000 acquisitions. This entry increased gross goodwill by $2.8 million.

     Pro forma results of operations, giving effect to the Company's acquisition of Conex assets, GTS, RFI and Rail Van (and the Company's recapitalization and acquisition of Pacer Logistics which occurred on May 28, 1999) at the beginning of each period presented is as follows:

                                        Fiscal Year Ended   Fiscal Year Ended
                                        December 29, 2000   December 31, 1999
                                        -----------------   -----------------
                                                      (unaudited)
Gross revenues......................        $1,897.4            $1,791.5
Income before extraordinary items...             8.8                18.2
Net income..........................             8.8                18.2
Earnings per share:
  Basic.............................        $   0.78            $   1.66
  Diluted...........................        $   0.74            $   1.41

NOTE 4.  LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt and capital leases are summarized as follows (in millions):

                                                          December 29,   December 31,
                                                              2000           1999
                                                          ------------   ------------
Senior subordinated notes (11.75%; due June 1, 2007)...      $ 150.0        $ 150.0
Term loan (9.4%; due May 28, 2006).....................        173.0          134.3
Revolving credit facility (8.9%; due May 28, 2004).....         76.8              -
Subordinated note (8.0%; due January 13, 2003).........          5.0              -
Capital lease obligations (Note 12)....................          0.6            0.1
                                                             -------        -------
       Total...........................................      $ 405.4        $ 284.4
Less current portion...................................          1.9            1.5
                                                             -------        -------
       Long-term portion...............................      $ 403.5        $ 282.9
                                                             =======        =======

     In conjunction with the Company's recapitalization and acquisition of Pacer Logistics on May 28, 1999, the Company issued $150.0 million aggregate principal amount of 11.75% senior subordinated notes due June 1, 2007 under the indenture dated as of May 28, 1999. Interest on the notes is payable semi-annually in cash on each June 1 and December 1, commencing on December 1, 1999. The Company may redeem the notes, in whole at any time or in part from time to time on and after June 1, 2003, upon not less than 30 nor more than 60 days' notice, at

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the following redemption prices: 2003 -105.875%; 2004 -102.938%; 2005 and thereafter -100.00%. The indenture provides that upon the occurrence of a change of control, each holder of notes will have the right to require that the Company purchase all or a portion of such holder's notes at a purchase price equal to 101.0% of the principal amount thereof plus accrued interest to the date of purchase.

     The notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by each of the Company's subsidiaries. The indenture contains covenants limiting the Company's ability to incur additional indebtedness, and restricts the Company's ability to pay dividends or make other restricted payments, consummate asset sales, or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries.

     On May 28, 1999, the Company also entered into a credit agreement that originally provided for a seven-year $135.0 million term loan (the "Term Loan") which was used to finance the recapitalization and specified indebtedness of the Company and a five-year $100.0 million revolving credit facility (the "Revolving Credit Facility"). The interest rate for the Term Loan is the lesser of 2% in excess of the prime lending rate as determined by the administrative agent, 2.5% in excess of the federal funds rate, or 3% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of financial ratios. The Term Loan requires minimum scheduled repayments of $1.35 million annually between the year 2000 and 2005. The interest rate for the Revolving Credit Facility is the lesser of 1.5% in excess of the prime lending rate as determined by the administrative agent, 1.5% in excess of the federal funds rate or 2.5% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of financial ratios. At December 29, 2000, the interest rate for the Term Loan and Revolving Credit Facility was 9.4% and 8.9% respectively. The rates for the Term Loan and Revolving Credit Facility are reset on a monthly basis.

     The Company must pay a commitment fee equal to 0.5% per annum on the unused portion of the Revolving Credit Facility, subject to decreases based on the achievement of financial ratios and subject to increases based on the amount of unused commitments. In addition, the credit agreement contains customary covenants, the most restrictive of which limits the Company's ability to declare dividends, prepay debt, make investments, incur additional indebtedness, make capital expenditures, engage in mergers, acquisitions and asset sales, and issue redeemable common stock and preferred stock, subject to exceptions. The Company is also required to comply with specified financial covenants including a consolidated interest coverage ratio and an adjusted total leverage ratio. At December 29, 2000, the Company was in compliance with these covenants. At December 29, 2000, the Company had $19.0 million available under the Revolving Credit Facility. On August 9, 1999, the Company entered into a first amendment to the credit agreement to increase the maximum amount that can be drawn under the revolving credit facility on the day of notification of borrowing to $10.0 million from $2.5 million. On January 7, 2000, the Company entered into a second amendment to the credit agreement to modify the definition of excess cash flow to allow for the acquisition of Conex assets.

     In conjunction with the transactions described above in Note 3, the Company borrowed $83.2 million under the Revolving Credit Facility, issued $40.0 million in new term loans (as discussed below) and issued Conex shareholders an 8% subordinated note in the aggregate principal amount of $5.0 million due January 13, 2003.

     On December 22, 2000, the Company entered into a third amendment to the credit agreement to provide for an additional term loan in the amount of $40.0 million which was borrowed to finance the acquisition of Rail Van. Similar to the original term loan, the interest rate for the new term loan is the lesser of 2% in excess of the prime lending rate as determined by the administrative agent, 2.5% in excess of the federal funds rate, or 3% in excess of the Eurodollar

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


rate subject to increases and decreases based upon achievement of certain financial ratios. At December 29, 2000, the interest rate for the new term loan was 9.4%. The new term loan requires minimum scheduled repayments of $0.4 annually between 2001 and 2005. The maturity date for the new term loan is May 28, 2006.

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

     During 2000, the Company repaid $0.1 million in capital lease obligations, $8.9 million of debt assumed as part of the Rail Van acquisition, $6.4 million of the Revolving Credit Facility, $1.3 million of the Term Loan and $0.4 million of notes payable to management.

     Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 2000 and thereafter are as follows (in millions):

               2001........................     $   1.9
               2002........................         2.0
               2003........................         6.8
               2004........................        78.6
               2005........................         1.8
               Thereafter..................       314.3
                                                -------
                 Total.....................     $ 405.4
                                                =======

     At December 31, 1999, the Company was a party to an interest rate swap agreement for which it paid a fixed rate on an aggregate notional amount of
$2.7 million which is used to hedge its variable interest rate exposure on certain debt and is accounted for as an adjustment of interest expense over the
life of the debt.   The Company receives a variable rate of interest on the swap of 5.5% at December 31, 1999 and pays a fixed rate based on LIBOR, which was 5.9% at December 31, 1999. During 1999, an insignificant amount was charged to interest expense for the swap. The swap terminated on January 10, 2000.

NOTE 5.  INCOME TAXES

     The Company is required to file separate U.S. corporate income tax returns, independent of Pacer Logistics, Inc. and its subsidiaries. The Company and its subsidiary, Pacer Logistics, Inc., would be eligible to elect and file U.S. consolidated corporation income tax returns if the Company owns at least 80% of the total voting power and total value of the stock of Pacer Logistics, Inc.

      For federal and state income tax purposes, the recapitalization of the Company was a taxable business combination and a qualified stock purchase. The buyer and seller jointly agreed to treat the transaction as an asset acquisition in accordance with Section 338 (h)(10) of the Internal Revenue Code and such election has been made. An allocation of the purchase price to the tax basis of assets and liabilities based on their respective fair value at May 28, 1999 was finalized for income tax purposes during the year.

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

     For periods prior to May 28, 1999, APLLTS' operating results were included in the consolidated income tax returns of APL Limited. A charge in lieu of income taxes was recorded using the separate return method, as if the Company were a separate taxpayer.

     The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

                                              Fiscal Year    Fiscal Year    Fiscal Year
                                                 Ended         Ended          Ended
                                             Dec. 29, 2000  Dec. 31, 1999  Dec. 25, 1998
                                             -------------  -------------  -------------
     U.S. Federal Statutory Rate...........      35.0%           35.0%         35.0%
     Increases (Decreases) in Rate
     Resulting From:
       State Tax, Net of Federal Benefit...       6.0%            3.8%          2.2%
       Permanent Book/Tax Differences
         and Other.........................       3.0%            1.0%          0.8%
                                               --------        --------      --------

     Net Effective Tax Rate................      44.0%           39.8%         38.0%
                                               ========        ========      ========

     The provision for income taxes is as follows (in millions):

                                              Fiscal Year    Fiscal Year    Fiscal Year
                                                 Ended         Ended          Ended
                                             Dec. 29, 2000  Dec. 31, 1999  Dec. 25, 1998
                                             -------------  -------------  -------------
     Current:
      Federal.......................           $   4.8          $  6.3         $ 10.6
      State.........................               1.4             0.9            1.0
      Foreign.......................
                                               -------          ------         ------
        Total Current...............               6.2             7.2           11.6

     Deferred:
      Federal.......................               5.2             3.7            1.0
      State.........................               1.5             0.8              -
                                               -------          ------         ------
        Total Deferred..............               6.7             4.5            1.0
                                               -------          ------         ------

     Total Provision................           $  12.9          $ 11.7         $ 12.6
                                               =======          ======         ======

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The following table shows the tax effects of the Company's cumulative temporary differences included in the Consolidated Balance Sheets at December 29, 2000 and December 31, 1999 (in millions):

                                                    December 29,   December 31,
                                                        2000          1999
                                                    ------------   ------------

Property and Equipment............................     $ (4.8)       $ (0.7)
Allowance for Doubtful Accounts...................        3.8           1.2
Accrued Liabilities...............................        6.0           3.5
Tax Basis in Excess of Book - Recapitalization....       67.7          81.2
Other.............................................       (4.0)         (5.1)
                                                       ------        ------
       Total Net Deferred Tax Asset...............     $ 68.7        $ 80.1
                                                       ======        ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Pacer has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets.

NOTE 6.  PENSION PLANS AND STOCK OPTION PLANS

     Effective May 28, 1999, the Company's employees were eligible for the Pacer Logistics, Inc. 401(k) plan and no longer participate in the former parent's pension, postretirement benefits and profit-sharing plans. Under the Pacer Logistics, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2000 and 1999 were $0.8 million and $0.5 million, respectively. In 1998, contributions by the former parent to the prior profit-sharing plan were $3.5 million.

     The former parent maintained defined benefit pension plans for certain domestic shoreside employees, healthcare benefit plans for retired employees and profit-sharing plans for non-union employees. The costs and benefits of these plans were allocated by the former parent to the Company and were included in general and administrative expenses.

     On May 28, 1999, the Board of Directors authorized the creation of the Pacer International, Inc. 1999 Stock Option Plan under which 1,793,747 options for the Company's common stock were authorized, of which 1,243,488 options have been granted and are outstanding at December 29, 2000. Of the options granted, 470,247 and 92,614 were part of the 1997 and 1998 Pacer Logistics, Inc. Stock Option Plan, respectively, that were rolled over as part of the acquisition of Pacer Logistics. In addition, under the 1999 Stock Option Plan, options to purchase 44,997 shares of preferred stock were granted which were rolled over from the 1997 Pacer Logistics Stock Option Plan. There are no cash-out provisions for the Company's common or preferred stock in the event of exercise.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The 1999 plan provided for initial grants to specified employees. The aggregate number of shares subject to these initial grants was 985,500 and their exercise price was $10.00 per share. These initial grants were divided into three tranches, Tranche A, Tranche B and Tranche C. Tranche A options vest in five equal installments on the date of the grant's first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant's seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant's first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of the Tranche B options is possible if a sale of the Company occurs prior to the date of grant's fifth anniversary and the fair market value of the per share consideration to be received by the shareholder equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. Options granted to non-employee directors vest in four equal installments on the date of grant's first four anniversary dates.

     In 1999, subsequent to the initial grants, 80,000 options were granted to management personnel to purchase Pacer International, Inc. common stock at $20.00 per share. In addition, 24,000 options with an exercise price of $10.00 per share were forfeited due to employee resignations.

     During 2000, 151,500 options were granted under the plan to management personnel to purchase Pacer International, Inc. common stock at $20.00 per share, and 145,000 options were granted to management personnel at $25.00 per share. Options forfeited due to employee resignations were 301,000 options with an exercise price of $10.00 per share, and 15,000 options with an exercise price of $20.00 per share. Certain members of management exercised 287,373 options to purchase Pacer International Inc. common stock at an average exercise price of $1.22 per share, and 54,000 options were exercised by management at $10.00 per share. In addition, certain members of management exercised 17,499 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. The Company elected, at its discretion, to repurchase the preferred stock that arose from the exercise of the options.

     A vested option that has not yet been exercised will automatically terminate on the first to occur of the grant's tenth anniversary, ninety days following the employee's termination of employment for any reason other than death or disability, twelve months following the employee's termination of employment due to death or disability, or as otherwise determined by the committee.

     Each option that is vested as of the date of the sale of the Company remains exercisable until the sale's closing, after which time such option is unenforceable. Non-vested Tranche A, Tranche B and Tranche C options will vest in accordance with the vesting schedules described above, however, an option that vests after the Company is sold will remain exercisable for 10 days before such portion of the option terminates and is of no further force or effect. All options granted under this plan are nontransferable except upon death, by such employee's will or the laws of descent and distribution, or transfers to family members of the employee that are approved by the committee.

     This plan has a term of ten years, subject to earlier termination by the Board of Directors, who may modify or amend this plan in any respect, provided that no amendment or modification affects an option already granted without the consent of the option holder.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The following table summarizes the transactions of the Pacer International, Inc. 1999 Stock Option Plan adopted May 28, 1999 as of December 29, 2000.

                                                     Common Stock     Preferred Stock
                                                     ------------     ---------------
  Balance at December 25, 1998....................             -                 -
  Options rolled over.............................       562,861            44,997
  Granted.........................................     1,065,500                 -
  Cancelled or expired............................       (24,000)                -
                                                      ----------          --------

  Balance at December 31, 1999....................     1,604,361            44,997

  Granted.........................................       296,500                 -
  Canceled or expired.............................      (316,000)                -
  Exchanged.......................................             -                 -
  Exercised.......................................      (341,373)          (17,499)
                                                      ----------          --------

  Balance at December 29, 2000....................     1,243,488            27,498
                                                      ==========          ========

  Weighted average exercise price of options
    exercised.....................................    $     2.61          $   9.00
  Weighted average exercise price of options
    granted.......................................    $    22.40        None granted
  Weighted average exercise price, end of year....    $    12.02          $   9.00
  Options exercisable, end of year................       206,030             9,999
  Options available for future grant..............       208,886                 -

The following table summarizes information about stock options outstanding at December 29, 2000:

                                   Options Outstanding                      Options Exercisable
                      ---------------------------------------------    ---------------------------
                                         Weighted         Weighted                       Weighted
                                          Average          Average                        Average
 Range of Exercise        Number         Remaining        Exercise         Number        Exercise
      Prices           Outstanding     Life (Months)       Price        Exercisable        Price
-------------------   -------------   ---------------    ----------    -------------    ----------

  Common Stock
  ------------
    $   0.22              182,874            75            $ 0.22                -        $ 0.22
    $   2.96                    -             -            $ 2.96                -        $ 2.96
    $   8.61               29,364            97            $ 8.61           29,364        $ 8.61
    $  10.00              669,750           100            $10.00          164,666        $10.00
    $  20.00              216,500           112            $20.00           12,000        $20.00
    $  25.00              145,000           113            $25.00                -        $25.00
                        ---------                                         --------

      Total             1,243,488           100            $12.02          206,030        $10.38

 Preferred Stock
 ---------------
    $   9.00               27,498            58            $ 9.00            9,999        $ 9.00

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     In addition, 80,000 non-plan options were granted upon consummation of the RFI acquisition on October 31, 2000. These options vest immediately and are exercisable on or before March 31, 2001.

     Included in selling, general and administrative expenses on the Statement of Operations is $22,000 of amortization of unearned compensation.

     The Company applies APB Opinion 25 interpretations in accounting for its stock option plans. Had compensation expense been determined for the stock options granted in 2000 and 1999 based on the fair value at grant date consistent with SFAS 123 "Accounting for Stock-Based Compensation", the Company's pro forma net income and earnings per share for 2000 and 1999 would not have been significantly different.

     The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants: dividend yield of 0.0%, risk-free interest rate of 5.9% and expected life of 7 years (in determining the "minimum value", SFAS 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company is not publicly traded).

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 7.  RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions recorded in the Statements of Operations.

                                                                                Fiscal Year Ended
                                                                   ---------------------------------------------
                                                                   December 29,    December 31,     December 25,
Related Party                                   Type                   2000            1999             1998
--------------------------------      -----------------------      ------------    ------------     ------------
Gross Revenues:
   APL Limited                        Freight transportation         $    90.6       $    49.1        $   38.7
   APL Limited                        Avoided repositioning               16.2            21.0            20.0
   APL Limited                        International freight
                                      Management fee                       6.6             3.9               -
                                                                     ---------       ---------        --------
Total related party revenues                                         $   113.4       $    74.0        $   58.7
                                                                     =========       =========        ========
Operating Expenses:
Direct operating expenses:
                                      Lease, maintenance and
   APL Limited                        repair expense                 $       -       $     7.0        $   19.5
                                                                     ---------       ---------        --------
Selling, general and
 administrative expenses:
   APL Limited                        Corporate overhead             $       -       $     5.6        $   14.4
   APL Limited                        Administrative services              0.6             1.1               -
   APL Limited                        Information technology
                                      services                            10.0             5.8               -
   APL de Mexico, S.A. de C.V.        Agency services                      2.7             1.8             0.5
   Apollo Management                  Management fee                       0.5             0.3               -
   A&G Investments                    Facility lease                       0.5             0.3               -
   KU Realty, Inc.                    Facility lease                       1.8               -               -
   Rich Hyland                        Facility lease                         -             0.1               -
                                                                     ---------       ---------        --------
Total related party SG&A expenses                                    $    16.1       $    15.0        $   14.9
                                                                     ---------       ---------        --------
Interest Expense:
   Mike Keller                        $5.0 Million Sub Note          $     0.2       $       -        $      -
                                                                     ---------       ---------        --------

Total related party expenses                                         $    16.3       $    22.0        $   34.4
                                                                     =========       =========        ========

Management believes that the terms of the related party transactions listed above were at fair market rates.

     The Company provided intermodal services to APL Limited. These services include moving containers from ports to inland points, moving containers from inland points to ports, and repositioning empty containers. These transactions were performed on a cost reimbursement basis. Thus, no revenues or expenses were recognized for financial reporting purposes. Reimbursements amounted to $79.2 million, $273.6 million and $276.7 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. In April 2000, the Company transferred the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in the Company's balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. At December 29, 2000 and December 31, 1999 the Company had a receivable from APL Limited for these transactions of $0 and $31.3 million, respectively. The Company continues to handle APL Limited's international

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


traffic under contract for an annual management fee of $6.6 million in 2000 and $3.9 million in 1999.

     Prior to the recapitalization, APLLTS shared in expenses of the former parent for services including systems support, office space and other corporate services. These expenses were $5.6 million and $14.4 million for the period ended May 28, 1999 and the fiscal year ended December 25, 1998, respectively. Pursuant to the recapitalization, the Company has signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For 2000 and the seven months ended December 31, 1999, $0.6 million and $1.1 million was paid for these services, respectively. In addition, the information technology services of APL Limited are currently being provided to the Company. For the fiscal years ended December 29, 2000 and December 31, 1999, $10.0 million and $5.8 million was paid for these services, respectively.

     In addition, the Company receives a credit from APL Limited for the repositioning expense that APL Limited has avoided due to the Company using APL Limited's containers in surplus locations. The total amount of revenue recognized for these services was $16.2 million, $21.0 million and $20.0 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. At December 29, 2000 and December 31, 1999, $1.6 million and $3.7 million was receivable from APL Limited, respectively.

     The Company also provides services to the Automotive Division of APL Limited. These services include moving containers primarily in the U.S.--Mexico trade. Total amount of revenue recognized for these services was $90.6 million, $49.1 million and $38.7 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. At December 29, 2000 and December 31, 1999, $4.4 million and $4.6 million was receivable from APL Limited including related drayage and miscellaneous charges, respectively.

     Prior to the recapitalization, APLLTS received an allocation for lease and maintenance and repair expenses from APL Limited. These expenses were $7.0 million and $19.5 million for the fiscal years ended December 31, 1999 and
December 25, 1998,   respectively.

     APL de Mexico, S.A. de C.V. (APL Mexico), a wholly owned Mexican subsidiary of the APL Limited, provides various agency services to the Company with respect to its bills of lading in Mexico. Expenses recorded by the Company from APL Mexico were $2.7 million, $1.8 million and $0.5 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. At December 29, 2000 and December 31, 1999, $0.5 million and $1.2 million was payable to APL Mexico, respectively.

     The Company has entered into a management agreement with Apollo Management ("Apollo") for financial and strategic services as the Board of Directors may reasonably request. The annual fee which has been paid for these services was $0.5 million, and for the partial year ended December 31, 1999 was $0.3 million.

     The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a stockholder and a former Director and Executive Vice President of the Company. Mr. Steiner is a stockholder and a former Executive Vice President of the Company. Lease payments were $0.5 million and $0.3 million for the years ended December 29, 2000 and December 31, 1999, respectively.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


     The Company leases warehouse and dock facilities in Southern California from KU Realty, Inc. which is owned by Messrs. Keller and Uchida. Mr. Keller is a stockholder and President of the Freight Consolidation and Handling Division of the Company. Lease payments were $1.8 million for the year ended December 29, 2000.

     In April 2000, the Company repaid $0.4 million in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

     In August 2000, the Company paid a scheduled semi-annual interest payment of $0.2 million to one member of senior management on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets.

     The Company leased a facility consisting of office space from Richard P. Hyland, a stockholder and a former Executive Vice President of the Company. Such lease was pursuant to an oral agreement and was on a month-to-month basis. The lease terminated on December 31, 1999.

     In connection with the acquisition of Rail Van, the Company assumed a lease that had been entered into by Rail Van with an entity associated with certain former shareholders of Rail Van. This lease commences in April, 2001, with an annual rental payment of approximately $1.3 million.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     The Company is party to various legal proceedings, claims and assessments, including environmental, arising in the normal course of its business activities. However, management believes none of these items will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers' earnings. The defendants entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgement of $250,000 and a maximum judgement of $1.75 million. On August 11, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The only adverse ruling was a Court finding that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, the Company's retention on its liability policy was $250,000. The court has ordered that restitution of $488,978 be paid for this omission. Plaintiff's counsel has indicated he intends to appeal the entire ruling. Defendants will be appealing the restitution issue. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


NOTE 9.  SEGMENT INFORMATION

     The Company has two reportable segments, the Wholesale segment and the Retail segment, which have separate management teams and offer different but related products and services. The Wholesale segment provides intermodal rail service in North America by selling intermodal service to shippers pursuant to agreements with intermodal rail trains. The Retail segment provides trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services. Prior to May 28, 1999, the Company had only one reportable segment, the Wholesale segment.

     The acquisition of RFI on October 31, 2000 increased the Company's international operations into Europe and Asia. Revenues generated from the RFI international operations since acquisition were $18.0 million. The Company's Wholesale segment generated $51.7 million in revenues for 2000 from Mexico and the Retail segment generated $12.4 million from Canada.

     The following table presents reportable segment information for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998 (in millions).

                                            Wholesale      Retail       Other       Consolidated
                                           -----------   ----------   ---------    --------------
Fiscal year ended December 29, 2000
   Gross revenues.......................      $814.7       $503.9       $(37.3)       $1,281.3
   Net revenues.........................       183.2         92.5                        275.7
   Income from operations...............        49.7         13.7                         63.4
   Interest expense, net................        25.3          8.8                         34.1
   Tax expense..........................        12.5          0.4                         12.9
   Net income...........................        11.9          4.5         (1.6)           14.8
   Depreciation and amortization........         5.4          6.2                         11.6
   Capital expenditures.................         2.0          3.5                          5.5
   Total assets.........................       457.2        279.4        (78.2)          658.4

Fiscal year ended December 31, 1999
   Gross revenues.......................      $713.2       $233.2       $(18.7)       $  927.7
   Net revenues.........................       154.1         38.2                        192.3
   Income from operations...............        38.9          9.1                         48.0
   Interest expense, net................        16.4          2.2                         18.6
   Tax expense..........................         8.5          3.2                         11.7
   Net income...........................        14.0          3.7         (1.1)           16.6
   Depreciation and amortization .......         6.0          2.6                          8.6
   Capital expenditures.................         0.1          1.9                          2.0
   Total assets.........................       391.7        139.9        (76.6)          455.0

Fiscal year ended December 25, 1998
   Gross revenues ......................      $598.9       $    -       $    -        $  598.9
   Net revenues.........................       132.6            -            -           132.6
   Income from operations...............        33.2            -            -            33.2
   Interest expense, net................           -            -            -               -
   Tax expense..........................        12.6            -            -            12.6
   Net income...........................        20.6            -            -            20.6
   Depreciation and amortization .......         6.6            -            -             6.6
   Capital expenditures.................        39.7            -            -            39.7
   Total assets.........................       156.1            -            -           156.1

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Data in the "Other" column includes elimination of intercompany balances and subsidiary investment. All intersegment services are provided and purchased at quoted market rates.

     For the year ended December 29, 2000, the Company had one customer which contributed more than 10% of the Company's total gross revenues. Total gross revenues of $146.9 million were generated from Union Pacific (generated by both reporting segments).

     For the year ended December 31, 1999, the Company had two customers, respectively which contributed more than 10% of the Company's total gross revenues. Total gross revenues of $128.2 million were generated by the wholesale segment from Hub Group and total gross revenues of $100.8 million were generated from Union Pacific (generated by both reporting segments).

NOTE 10.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 29, 2000 and December 31, 1999 ($ in millions):

                                                                  2000      1999
                                                                 ------    ------
          Railcars..........................................     $ 26.9    $ 26.9
          Containers and Chassis............................       27.2      27.6
          Leasehold improvements and Other..................       20.2       7.3
                                                                 ------    ------
               Total........................................       74.3      61.8
          Less: Accumulated Depreciation and Amortization...      (17.8)    (11.4)
                                                                 ------    ------
            Property and Equipment, net.....................     $ 56.5    $ 50.4
                                                                 ======    ======

     Depreciation and amortization of property and equipment was $6.9 million, $6.2 million and $6.0 million for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. During 2000, the Company retired $0.5 million of accumulated depreciation associated with the sale of containers and chassis. Equipment under capital lease are included above with a cost of $1.0 million and accumulated amortization of $0.4 million at December 29, 2000.

     During 2000, the Company added $7.8 million in property and equipment due to the acquisition of Conex assets, GTS, RFI and Rail Van. In addition, capital expenditures of $5.5 million primarily for leasehold improvements and computer and related equipment were incurred during 2000. The Company received $0.4 million from the sale of containers and other equipment during the year and retired $0.8 million of property.

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 29, 2000 and December 31, 1999 were as follows (in millions):


                                                                        2000                1999
                                                                  ---------------     ---------------
     Accounts Payable ......................................      $         102.7     $          49.2
     Accrued Rail Liability ................................                 37.5                71.8
     Accrued Volume Rebates Payable ........................                 11.5                10.1
     Accrued Equipment Maintenance and Lease ...............                 13.5                 8.1
     Accrued Acquisition Costs .............................                  8.1                 1.0
     Accrued Compensation and Benefits .....................                  6.7                 3.8
     Merger, Severance and Other ...........................                  6.1                   -
     Accrued Interest Payable ..............................                  2.9                 2.7
     Other Accrued Liabilities .............................                 38.2                29.3
                                                                  ---------------     ---------------
        Total Accounts Payable and Accrued Liabilities .....      $         227.2     $         176.0
                                                                  ===============     ===============


NOTE 12.  LEASES

     The Company leases certain doublestack railcars, containers, chassis, data processing equipment and other property. Future minimum lease payments under noncancelable leases at December 29, 2000 for the five years subsequent to 2000 and thereafter are summarized as follows (in millions):




                                                                      Capital             Operating
                                                                       Leases              Leases
                                                                  ---------------     ---------------

     2001...................................................      $           0.3     $          50.1
     2002...................................................                  0.3                42.4
     2003...................................................                  0.1                35.6
     2004...................................................                    -                31.3
     2005...................................................                    -                25.5
     Thereafter.............................................                    -               159.4
                                                                  ---------------     ---------------
     Total Minimum Payments ................................      $           0.7     $         344.3
                                                                                      ===============
     Less amount representing interest (at an
     effective rate of 9%)..................................                  0.1
                                                                  ---------------
     Present value of minimum lease payments ...............      $           0.6
                                                                  ===============

     Rental expense was $66.7 million, $50.4 million, $ 49.7 million for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively. The net book value of property under capital lease at December 29, 2000 and December 31, 1999 was approximately $0.6 million and $0.2 million, respectively.

     On May 28, 1999 the Company received, as part of the Company's recapitalization and acquisition of Pacer Logistics, $39.6 million in net proceeds from the sale and leaseback (operating) of 199 railcars originally purchased in 1998.

     The Company took delivery of 4,156 containers, 3,425 chassis and 285 railcars during 2000 all financed through operating leases. The Company took delivery of 1,500 new 53-foot containers and chassis in the fourth quarter of 1999 financed through an operating lease.

     The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in gross revenues. Rental income was $30.1 million, $16.9 million and $13.4 million for the fiscal years ended December 29, 2000,

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 1999 and December 25, 1998, respectively.

NOTE 13. SUPPLEMENTAL CASH FLOW INFORMATION

                                                Supplemental cash flow
information is as follows ($ in millions):



                                           Fiscal Year               Fiscal Year                 Fiscal Year
                                              Ended                     Ended                       Ended
                                          Dec. 29, 2000             Dec. 31, 1999               Dec. 25, 1998
                                     ---------------------      --------------------      ------------------------

Cash Payments:
     Interest.......................          $32.3                     $15.4                        $  -
     Income Taxes.................            $10.8                     $ 2.5                        $3.4

NOTE 14.  MINORITY INTEREST

          Pursuant to the Company's recapitalization and acquisition of Pacer Logistics, 24,300 of Pacer Logistics' one million authorized shares of preferred stock were issued to certain management shareholders of Pacer Logistics as 7.5% exchangeable preferred stock on May 28, 1999. The remainder have been reserved for issuance by Pacer Logistics as payment-in-kind dividends of 7.5% annually. The preferred shares are convertible into 100 shares of Pacer International common stock for each preferred share and may be converted at the holders option until May 28, 2001. Subject to limitations under the Company's credit agreement, the Company has the option to convert the Pacer Logistics exchangeable preferred stock into Pacer International preferred stock or cash anytime after August 28, 2000. The shares are manditorily redeemable for $1,000 per share by Pacer International on May 28, 2009. Prior to conversion, the preferred stock of the subsidiary has no voting rights.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15. EARNINGS PER SHARE

          The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

                                                                  Fiscal year ended                   Fiscal year ended
                                                                 December 29, 2000                    December 31, 1999
                                                             ---------------------------     -----------------------------
Numerator:
Net income...........................................                       $       14.8                       $      16.6
Less:  Net income for the period January 1, 1999
       through May 28, 1999 (a) .....................                                  -                              (8.5)
                                                             ---------------------------     -----------------------------
  Net income-basic...................................                       $       14.8                       $       8.1
  Minority interest..................................                                1.6                               1.1
                                                             --------------------------      -----------------------------
Numerator for earnings per share-diluted ............                       $       16.4                       $       9.2
                                                             ===========================     =============================

Denominator:
  Denominator for earnings per share-basic:
    Common shares outstanding ........................                        10,970,770                        10,440,000
  Effect of dilutive securities:
    Stock options.....................................                           587,749                           813,982
    Exchangeable preferred stock of subsidiary........                         2,234,844                         2,234,844
                                                             --------------------------      -----------------------------
Denominator for earnings per share-diluted ...........                        13,793,363                        13,488,826
                                                             ===========================     =============================
Earnings per share-basic..............................                      $       1.35                       $      0.78
                                                             ===========================     =============================
Earnings per share-diluted ...........................                      $       1.19                       $      0.68
                                                             ===========================     =============================




(a) Net income for the period from January 1, 1999 through May 28, 1999 has been excluded as prior to the recapitalization on May 28, 1999 was a division of APL Limited and did not have common stock.

     Earnings per share for fiscal years prior to December 31, 1999 is not presented as the Company was an operating division and earnings per share was not meaningful.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for each of the quarters in 2000 and 1999 (in millions, except per share amounts):

                                                                               Quarters (a)
                                              ----------------------------------------------------------------------------
                                                   First               Second                 Third              Fourth
                                              -------------      -----------------       -------------     ---------------
Fiscal year ended December 29, 2000 (b)
Gross revenues................................       $308.6                 $299.6              $307.2              $365.9
Net revenues..................................         65.5                   65.9                66.3                78.0
Income from operations (c)  ..................         17.5                   20.1                18.8                 7.0
Net income (c)................................          4.4                    6.9                 6.0                (2.5)
Basic earnings (loss) per share ..............       $ 0.41                 $ 0.62              $ 0.54              $(0.22)
Diluted earnings (loss) per share (g).........       $ 0.36                 $ 0.52              $ 0.46              $(0.15)

Fiscal year ended December 31, 1999 (d)
Gross revenues................................       $166.0                 $197.7              $260.8              $303.2
Net revenues..................................         36.2                   40.9                53.3                61.9
Income from operations........................          7.5                   11.4                15.0                14.1
Net income....................................          4.7                    5.4                 4.1                 2.4
Basic earnings per share......................             (e)              $ 0.16(f)           $ 0.39              $ 0.23
Diluted earnings per share ...................             (e)              $ 0.13(f)           $ 0.34              $ 0.21

(a) Gross revenues and net revenues since the third quarter of 1999 have been restated from amounts previously reported to reflect the reclassification of railcar rental income to gross revenues from direct operating expense to be consistent with the Company's classification of container per diem revenue. The reclassification had no effect on the Company's income from operations or net income.
(b) 2000 amounts include the results of operations since acquisition for the acquisitions of Conex assets on January 13, 2000, GTS on August 31, 2000, RFI on October 31, 2000 and Rail Van on December 22, 2000.
(c) In December 2000 the Company recorded a $7.7 million merger, severance and other charge for the consolidation and restructuring of the retail segment.
(d) 1999 amounts include the results of operations of Pacer Logistics, Inc. since its acquisition on May 28, 1999.
(e) Earnings per share data is not applicable as prior to the recapitalization the Company was a division of APL Limited and did not have common stock.
(f) The earnings per share amounts for the second quarter of 1999 are based on results for the period May 28, 1999 through June 25, 1999, as prior to the recapitalization on May 28, 1999, the Company was a division of APL Limited and did not have common stock.
(g) Diluted earnings per share for the fourth quarter of 2000 excludes the effects of stock options as they were determined to be anti-dilutive, but does include the effect of the minority interest on diluted earnings.

                                  Schedule II

Pacer International, Inc. (Formerly known as American President Lines Stacktrain
                                   Services)

                       Valuation and Qualifying Accounts

For the fiscal years ended December 29, 2000, December 31, 1999 and December 25,
                                      1998
                                 (in millions)



           Column A                 Column B        Column C              Column D                  Column E
---------------------------------------------------------------------------------------------------------------
                                  Balances at      Additions                                      Balances at
                                   Beginning       (Charged)/                                        End of
                                   of Fiscal      Credited to                                        Fiscal
         Description                 Period          Income       Deductions (1)     Other           Period
---------------------------------------------------------------------------------------------------------------
December 29, 2000
-----------------
Allowance for doubtful
  accounts..................        $(3.0)            $(1.8)           $1.6        $(5.8)  (2)        $(9.0)

December 31, 1999
-----------------
   Allowance for doubtful
      accounts..............        $(0.7)            $(0.8)           $0.4        $(1.9)  (3)        $(3.0)

December 25, 1998
-----------------
   Allowance for doubtful
      accounts..............        $(0.9)            $   -            $  -        $ 0.2   (4)        $(0.7)



_________

(1)  Represents write-off of amounts.
(2) Represents the historical allowance recorded on Conex, GTS, RFI and Rail Van books at the date of acquisition.
(3) Represents the historical allowance recorded on Pacer Logistics books at the date of acquisition.
(4)  Represents a reduction of the allowance based on historical analysis.

                                 EXHIBIT INDEX



    Exhibit                    Document Description
----------------------------------------------------------------------------

     10.36 Employment Agreement dated as of December 1, 1998 between Pacer International, Inc. and Lawrence C. Yarberry.

     10.37 Employment Agreement dated as of April 12, 2000 between Pacer International, Inc. and Eugene K. Pentimonti.