Form 10-Q
period 2001-04-06
PACER INTERNATIONAL INC/TN
filed 2001-05-17
CIK 1091735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 6, 2001

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

                       Commission file number  333-85041

                           PACER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Tennessee                                        62-0935669
----------------------------                         --------------------
(State or other jurisdiction                           (I.R.S. employer
    of organization)                                  identification no.)

                         2300 Clayton Road, Suite 1200
                               Concord, CA 94520
                        Telephone Number (877) 917-2237

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No_______
                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding
              Class                                           at May 15, 2001
---------------------------------------------              ---------------------
Common stock, $.01 par value per share shares                    11,544,247

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FISCAL QUARTER ENDED APRIL 6, 2001
                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                 ----------
Part 1.  Financial Information
         Item 1.  Condensed Consolidated Financial Statements (Unaudited):
                  Condensed Consolidated Balance Sheets.....................................           3
                  Condensed Consolidated Statements of Operations ..........................           4
                  Condensed Consolidated Statements of Stockholders' Equity ................           5
                  Condensed Consolidated Statements of Cash Flows ..........................           6
                  Notes to Condensed Consolidated Financial Statements .....................           7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ................................................          11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............          16

Part 2.  Other Information
         Item 1.  Legal Proceedings.........................................................          17
         Item 2.  Changes in Securities and Use of Proceeds ................................          17
         Item 6.  Exhibits and Reports on Form 8-K .........................................          17
         Signatures.........................................................................          18
         Exhibit Index......................................................................          19

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                April 6, 2001                   December 29, 2000
                                                                          -----------------------            ----------------------
                                                                                                (In millions)
                                 ASSETS
Current assets
  Cash and cash equivalents............................................      $               -             $                 -
  Accounts receivable, net of allowances of $9.2 million and $9.0
    million, respectively..............................................                  206.4                           215.7
  Accounts receivable from APL.........................................                    4.9                             6.0
  Prepaid expenses and other...........................................                   14.0                            10.3
  Deferred income taxes................................................                    9.7                             9.7
                                                                             -----------------              ------------------
     Total current assets..............................................                  235.0                           241.7
                                                                             -----------------              ------------------
Property and equipment
  Property and equipment at cost ......................................                   75.2                            74.3
  Accumulated depreciation.............................................                  (20.2)                          (17.8)
                                                                             -----------------              ------------------
     Property and equipment, net.......................................                   55.0                            56.5
                                                                             -----------------              ------------------
Other assets
  Goodwill, net........................................................                  288.1                           289.8
  Deferred income taxes................................................                   57.6                            59.0
  Other assets.........................................................                   11.3                            11.4
                                                                             -----------------              ------------------
     Total other assets................................................                  357.0                           360.2
                                                                             -----------------              ------------------
Total assets..........................................................       $           647.0              $            658.4
                                                                             =================              ==================
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and capital leases..............      $             1.9              $              1.9
  Accounts payable and accrued liabilities.............................                  220.0                           227.2
                                                                             -----------------              ------------------
     Total current liabilities.........................................                  221.9                           229.1
                                                                             -----------------              ------------------
Long-term liabilities
  Long-term debt and capital leases ...................................                  399.2                           403.5
  Other................................................................                    3.6                             3.7
                                                                             -----------------              ------------------
     Total long-term liabilities.......................................                  402.8                           407.2
                                                                             -----------------              ------------------
Total liabilities......................................................                  624.7                           636.3
                                                                             -----------------              ------------------
Minority interest - exchangeable preferred stock of a subsidiary.......                   25.5                            25.0
                                                                             -----------------              ------------------
Commitments and contingencies (Note 6)
Stockholders' equity
  Preferred stock:  $0.01 par value, 1,000,000 shares
      authorized, 44,997 issued and none outstanding...................                      -                               -
  Common stock:  $0.01 par value, 20,000,000 shares
      authorized, 11,544,247 and 11,361,373 issued and
      outstanding at April 6, 2001 and December 29, 2000
      respectively.....................................................                    0.1                             0.1
  Additional paid-in-capital...........................................                  119.0                           118.7
  Unearned compensation................................................                   (0.3)                           (0.3)
  Treasury stock.......................................................                   (0.4)                           (0.2)
  Accumulated deficit..................................................                 (121.7)                         (121.3)
  Accumulated other comprehensive income...............................                    0.1                             0.1
                                                                             -----------------              ------------------
     Total stockholders' equity (deficit...............................                   (3.2)                           (2.9)
                                                                             -----------------              ------------------
Total liabilities and stockholders' equity.............................      $           647.0              $            658.4
                                                                             =================              ==================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended
                                                    ------------------------------------------------
                                                         April 6, 2001             April 7, 2000
                                                    ------------------------  ----------------------
                                                         (in millions, except per share amounts)
Gross revenues...................................       $           440.3          $        308.6
Cost of purchased transportation and
  services.......................................                   359.4                   243.1
                                                    ------------------------  ----------------------
   Net revenues .................................                    80.9                    65.5
                                                    ------------------------  ----------------------

Operating expenses:
  Direct operating expenses......................                    25.0                    20.5
  Selling, general and administrative
   expenses.......................................                   39.9                    24.6
  Depreciation and amortization..................                     4.6                     2.9
                                                    ------------------------ -----------------------
   Total operating expenses ......................                   69.5                    48.0
                                                    ------------------------  ----------------------

Income from operations...........................                    11.4                    17.5
                                                    ------------------------  ----------------------
Interest expense, net............................                    11.3                     9.0
                                                    ------------------------  ----------------------
Income before income taxes and minority
  interest.......................................                     0.1                     8.5
                                                    ------------------------  ----------------------
Income taxes.....................................                       -                     3.6
Minority interest................................                     0.5                     0.5
                                                    ------------------------  ----------------------
Net income (loss)................................       $            (0.4)         $          4.4
                                                    ========================  ======================

Earnings (loss) per share (Note 8):

Basic:
Earnings (loss) per share........................       $            (0.04)        $          0.41
                                                    ========================  ======================
Weighted average shares outstanding .............               11,370,799              10,721,281
                                                    ========================  ======================

Diluted:
Earnings per share...............................       $             0.01         $          0.36
                                                     =======================  ======================
Weighted average shares outstanding .............               13,605,644              13,600,587
                                                     =======================  ======================



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Three Months Ended April 6, 2001
                                  (Unaudited)



                                                      Preferred Stock               Common Stock
                                                 -------------------------      --------------------   Additional
                                                   No. of                        No. of                 Paid-in-      Accumulated
                                                   Shares         Amount         Shares      Amount     Capital         Deficit
                                                 ------------- -----------      ---------- ---------- ------------- ---------------
                                                                          (in millions, except share amounts)
Balance December 29, 2000 .................          17,499      $     -        11,361,373   $   0.1     $  118.7     $    (121.3)
                                                 ============= ===========      ========== ========== ============= ===============

Net Loss and Total Comprehensive Loss .....               -            -                 -         -            -            (0.4)
Exercise of Preferred Stock Options .......          27,498            -                 -         -          0.2               -
Repurchase of Preferred Stock .............               -            -                 -         -            -               -
Exercise of Common Stock Options ..........               -            -           182,874         -          0.1               -
                                                 ------------- -----------      ---------- ---------- ------------- ---------------

Balance April 6, 2001 .....................          44,997      $     -        11,544,247   $   0.1      $ 119.0     $    (121.7)
                                                 ============= ===========      ========== ========== ============= ===============


                                                  Unearned          Treasury Stock          Accumulated
                                                                  -----------------            Other                Total
                                                    Comp-         No. of                   Comprehensive         Stockholders'
                                                  ensation        Shares       Amount         Income            Equity(Deficit)
                                               ------------------ ---------- -----------  ----------------    ---------------------
Balance December 29, 2000 .................         $    (0.3)     (17,499)    $  (0.2)       $    0.1            $    (2.9)
                                               ================== ========== ===========  ================    =====================

Net Loss and Total Comprehensive Loss .....                 -            -           -               -                 (0.4)
Exercise of Preferred Stock Options .......                 -            -           -               -                  0.2
Repurchase of Preferred Stock .............                 -      (27,498)       (0.2)              -                 (0.2)
Exercise of Common Stock Options ..........                 -            -           -               -                  0.1
                                               ------------------ ---------- -----------  ----------------    ---------------------

Balance April 6, 2001 .....................         $   (0.03)     (44,997)    $  (0.4)       $    0.1            $    (3.2)
                                               ================== ========== ===========  ================    =====================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Three Months Ended
                                                                                  ------------------------------------------------
                                                                                        April 6, 2001             April 7, 2000
                                                                                  -----------------------    ---------------------
                                                                                                    (in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) ..............................................................        $           (0.4)          $          4.4
                                                                                  -----------------------    ---------------------
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
     Depreciation and amortization .............................................                     4.6                      2.9
     Deferred income taxes .....................................................                     1.4                      1.5
     Minority interest .........................................................                     0.5                      0.5
     Changes in current assets and liabilities excluding  the
       effects of acquisitions:
         Trade and other receivables ...........................................                    10.4                    (13.9)
         Prepaid expenses and other current assets .............................                    (3.6)                    (1.5)
         Accounts payable and accrued liabilities ..............................                    (3.2)                     5.7
         Other .................................................................                    (0.1)                     0.3
                                                                                  -----------------------    ---------------------

          Net cash provided by (used in) operating activities...................                     9.6                     (0.1)
                                                                                  -----------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired .............................................                       -                    (26.4)
Capital expenditures ...........................................................                    (1.3)                    (0.6)
Proceeds from sales of property and equipment ..................................                     0.1                        -
                                                                                  -----------------------    ---------------------

          Net cash used in investing activities ................................                    (1.2)                   (27.0)
                                                                                  -----------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances ........................................                    (4.4)                     7.3
Proceeds of long-term debt, net of costs........................................                       -                     15.0
Proceeds from issuance of common stock .........................................                     0.1                      0.4
Proceeds from issuance of preferred stock ......................................                     0.2                        -
Repurchase of preferred stock ..................................................                    (0.2)                       -
Debt, revolving credit facility and capital lease obligation
    repayment ..................................................................                    (4.1)                    (7.8)
                                                                                  -----------------------    ---------------------

          Net cash provided by (used in) financing activities ..................                    (8.4)                    14.9
                                                                                  -----------------------    ---------------------

NET INCREASE (DECREASE)  IN CASH AND CASH
         EQUIVALENTS ...........................................................                       -                    (12.2)

CASH AND CASH EQUIVALENTS - BEGINNING OF                                                               -                     12.2
         PERIOD ................................................................
                                                                                  -----------------------    ---------------------

CASH AND CASH EQUIVALENTS - END OF
         PERIOD ................................................................        $              -          $             -
                                                                                  =======================    =====================


DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
         Issuance of  Common Stock  for acquisition ............................        $              -          $           6.0
         Issuance of 8.0% subordinated note for acquisition ....................        $              -          $           5.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The unaudited interim financial statements as of April 6, 2001 and for the three months ended April 6, 2001 and April 7, 2000 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 29, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

          The consolidated financial statements as of and for the three months ended April 6, 2001 include the accounts of the Company and all entities in which the Company has more than a 50% equity ownership. For the fiscal quarter ended April 6, 2001, this includes Pacer Logistics, Inc., and its subsidiaries acquired May 28, 1999, the assets of Conex Global Logistics Services, Inc. acquired January 13, 2000, GTS Transportation Services, Inc. acquired August 31, 2000, RFI Group, Inc. acquired October 31, 2000 and Rail Van, Inc. acquired December 22, 2000. For the fiscal quarter ended April 7, 2000, this includes Pacer Logistics, Inc. and the assets of Conex Global Logistics Services, Inc. acquired January 13, 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segments

          The Company operates in two reportable industry segments, providing intermodal rail stacktrain services (the "Wholesale" segment) and providing logistic services (the "Retail" segment) in North America.

Reclassification

          Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation. These reclassifications had no effect on the Company's financial position or net income.

NOTE 2. MERGER, SEVERANCE AND OTHER

          In December, 2000, the Company recorded a pre-tax charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van, Inc. The table below details the initial charge and amounts recorded through the first quarter of 2001 (in millions). The majority of severance charges are planned to be incurred in the last half of 2001 and the program completed by year end.

                                                                           Facilities
                                                    Severance              and Other                Total
                                              -------------------      ----------------      ----------------
Beginning balance December 29, 2000 ........          $      5.0            $      2.7            $       7.7

   Charges through April 6, 2001 ...........                (0.6)                 (0.1)                  (0.7)
                                              -------------------      ----------------      ----------------

Balance at April 6, 2001 ...................          $      4.4            $      2.6            $       7.0
                                              ===================      ================      ================

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 3.  LONG-TERM DEBT

          At April 6, 2001, the Company had $22.5 million available under the
$100.0 million revolving credit facility expiring in 2004.   At April 6, 2001,
the interest rate on the revolving credit facility was 8.3%. During the first quarter of 2001, the Company repaid $3.8 million of the revolving credit facility and $0.3 million of the $175.0 million term loans.

NOTE 4. RELATED PARTY TRANSACTIONS

          The Company has signed long-term agreements with APL Limited (the Company's former parent) for the domestic transportation on the stacktrain network of APL Limited's international freight for an annual management fee of $6.6 million and for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. In addition, the information technology services of APL Limited are currently being provided to the Company. The annual fee for these services is $10.0 million. In March 2001, the Company entered into a contract with a software developer/service provider to begin the conversion from APL Limited's computer systems to a stand-alone capability.

          During the first quarter ended April 7, 2000, the Company transferred the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in the Company's balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.4 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. The Company continues to handle APL Limited's international traffic under contract for the annual management fee.

          During the first quarter ended April 7, 2000, the Company repaid $371,891 in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999. During the first quarter ended April 6, 2001, the Company repaid the remaining $37,582 in notes payable to certain members of senior management including accrued interest.

NOTE 5.  PENSION PLANS AND STOCK OPTION PLANS

          During the first quarter of 2001, certain members of senior management exercised 182,874 options to purchase Pacer International, Inc. common stock at an average purchase price of $0.22 per share. The proceeds were used to repay the notes payable as discussed in Note 4 and for general corporate purposes.
The Company granted 80,000 options during the first quarter of 2001 to management personnel to purchase Pacer International, Inc. common stock at $25.00 per share. In addition, certain members of senior management exercised 27,498 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. The Company elected, at its discretion, to repurchase the preferred stock that arose from the exercise of the options.

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

          International revenues generated by the Company's Retail segment for the first quarter of 2001 were $30.5 million in Europe and $2.9 million in Canada. The Company's Wholesale segment generated $12.2 million in revenues for the first quarter of 2001 from Mexico. For the first quarter of 2000, no revenues were generated in Europe and $3.2 million were generated in Canada for the Company's Retail segment. The Wholesale segment generated $13.3 million in revenues from Mexico during the first quarter of 2000.

          For the three month period ended April 6, 2001, the Company had no customers that contributed more than 10% of the Company's total gross revenues. For the 2000 period, one customer contributed more than 10% of the Company's total gross revenues. Total gross revenues of $42.8 million were generated by both reporting segments from Union Pacific.

          The following table presents reportable segment information for the three months ended April 6, 2001 and April 7, 2000 (in millions).

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

                                                Wholesale                 Retail                Other              Consolidated
                                           -------------------      -------------------    -----------------      ---------------
3 Months ended April 6, 2001
      Gross revenues....................          $     205.6              $     254.2         $     (19.5)            $     440.3
      Net revenues......................                 44.5                     36.4                                        80.9
      Income from operations............                  6.9                      4.5                                        11.4
      Interest expense, net.............                  8.9                      2.4                                        11.3
      Tax expense.......................                 (1.0)                     1.0                                           -
      Net income (loss).................                 (1.0)                     1.1                (0.5)                   (0.4)
      Depreciation and amortization.....                  1.5                      3.1                                         4.6
      Capital expenditures..............                  0.1                      1.2                                         1.3
      Total assets......................                450.9                    267.1               (71.0)                  647.0

3 Months ended April 7, 2000
      Gross revenues....................          $     207.5              $     109.5         $      (8.4)            $     308.6
      Net revenues......................                 44.7                     20.8                   -                    65.5
      Income from operations............                 13.0                      4.5                   -                    17.5
      Interest expense, net.............                  8.0                      1.0                   -                     9.0
      Tax expense.......................                  2.0                      1.6                   -                     3.6
      Net income (loss).................                  3.0                      1.9                (0.5)                    4.4
      Depreciation and amortization.....                  1.5                      1.4                   -                     2.9
      Capital expenditures..............                  0.2                      0.4                   -                     0.6
      Total assets......................                406.1                    164.0               (76.9)                  493.2

Data in the "Other" column includes elimination of intercompany balances and subsidiary investment.

NOTE 8.  EARNINGS PER SHARE

          The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

                                                               Quarter Ended                        Quarter Ended
                                                               April 6, 2001                        April 7, 2000
                                                       -----------------------------        ----------------------------

Numerator:
Net income (loss)- basic .............................                   $      (0.4)                        $       4.4
  Minority interest  .................................                           0.5                                 0.5
                                                       -----------------------------        ----------------------------
Numerator for earnings per share-diluted .............                   $       0.1                         $       4.9
                                                       =============================        ============================

Denominator:
  Denominator for earnings per share-basic-
    Common shares outstanding ........................                    11,370,799                          10,721,281
  Effect of dilutive securities:
    Stock options ....................................                             - 1/                          644,462
    Exchangeable preferred stock of subsidiary .......                     2,234,845                           2,234,845
                                                       -----------------------------        ----------------------------
Denominator for earnings per share-diluted ...........                    13,605,644                          13,600,587
                                                       =============================        ============================

Earnings (loss) per share-basic ......................                   $     (0.04)                        $      0.41
                                                       =============================        ============================

Earnings per share-diluted ...........................                   $      0.01                         $      0.36
                                                       =============================        ============================

1/ Diluted earnings per share for the first quarter of 2001 excludes the effects of stock options as they were determined to be anti-dilutive, but does include the effect of the minority interest on diluted earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

          This quarterly report on Form 10-Q contains forward looking statements that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "plan", "may", "should", "will", "would" and similar expressions. These forward-looking statements are based on all information currently available to us and subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

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

   You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Results of Operations
---------------------

          Amounts for the Retail segment for the first quarter of 2001 include the results of our year 2000 acquisitions. Three of these acquisitions occurred subsequent to the first quarter of 2000 (the "post-first quarter 2000 acquisitions") and are therefore not included in the first quarter 2000 results. GTS Transportation Services, Inc. was acquired on August 31, 2000, RFI Group, Inc. on October 31, 2000 and Rail Van on December 22, 2000.

Three Months Ended April 6, 2001 Compared to Three Months Ended April 7, 2000
-----------------------------------------------------------------------------

          The following table sets forth our historical financial data for the three months ended April 6, 2001 and April 7, 2000 (in millions). An asterisk indicates that Retail segment data is not comparable because the 2000 amounts do not include GTS Transportation Services, Inc., RFI Group, Inc. and Rail Van, Inc., all acquired subsequent to the first quarter of 2000.

                Financial Data Comparison by Reportable Segment
              Three Months Ended April 6, 2001 and April 7, 2000

                                                               2001                  2000               Change           % Change
                                                          ---------------      ---------------      --------------     ------------
Gross revenues
   Wholesale...........................................        $  205.6             $  207.5             $   (1.9)            -0.9%
   Retail..............................................           254.2                109.5                144.7                *
   Inter-segment elimination...........................           (19.5)                (8.4)               (11.1)               *
                                                         ---------------      ---------------      --------------      ------------
     Total.............................................           440.3                308.6                131.7             42.7

Cost of purchased transportation and services
   Wholesale...........................................           161.1                162.8                 (1.7)            -1.0
   Retail..............................................           217.8                 88.7                129.1                *
   Inter-segment elimination...........................           (19.5)                (8.4)               (11.1)               *
                                                         ---------------      ---------------      --------------      ------------
     Total.............................................           359.4                243.1                116.3             47.8

Net revenues
   Wholesale...........................................            44.5                 44.7                 (0.2)             0.4
   Retail..............................................            36.4                 20.8                 15.6                *
                                                         ---------------      ---------------      --------------      ------------
     Total.............................................            80.9                 65.5                 15.4             23.5

Direct operating expenses
   Wholesale...........................................            25.0                 20.5                  4.5             22.0
   Retail..............................................               -                    -                    -                -
                                                         ---------------      ---------------      --------------      ------------
     Total.............................................            25.0                 20.5                  4.5             22.0

Selling, general & administrative expenses
   Wholesale...........................................            11.1                  9.7                  1.4               .4
   Retail..............................................            28.8                 14.9                 13.9                *
                                                         ---------------      ---------------      --------------      ------------
     Total.............................................            39.9                 24.6                 15.3             62.2

Depreciation and amortization
   Wholesale...........................................             1.5                  1.5                    -                -
   Retail..............................................             3.1                  1.4                  1.7                *
                                                         ---------------      ---------------      --------------      ------------
     Total.............................................             4.6                  2.9                  1.7             58.6

Income from operations
   Wholesale...........................................             6.9                 13.0                 (6.1)            46.9
   Retail..............................................             4.5                  4.5                    -                -
                                                         ---------------      ---------------      --------------      ------------
     Total.............................................            11.4                 17.5                 (6.1)           -34.9

Interest  expense, net.................................            11.3                  9.0                  2.3             25.6
Income tax expense.....................................               -                  3.6                 (3.6)          -100.0
Minority interest......................................             0.5                  0.5                    -                -
Net income.............................................       $    (0.4)           $     4.4             $   (4.8)               *
-------------------------------------------------------
* Not comparable

          Gross Revenues. Gross revenues increased $131.7 million, or 42.7%, for the three months ended April 6, 2001 compared to the three months ended April 7, 2000. The post-first quarter 2000 acquisitions accounted for approximately $156.6 million of the increase with revenues from Rail Van accounting for approximately 67% of that amount. Excluding the post-first quarter 2000 acquisitions, gross revenues for the Retail segment decreased by approximately $11.9 million, reflecting a $14.4 million reduction in intermodal marketing, truck brokerage and freight handling operations partially offset by a $2.5 million increase in revenues in local and specialized trucking operations. The Wholesale segment decrease of $1.9 million was due primarily to an $8.4 million, or 4.4%, decrease in freight revenues driven by an overall container volume decrease of 4,434 containers, or 2.4%, coupled with a 2.0% reduction in the average freight revenue per container, primarily resulting from reductions in the higher rated automotive business. These decreases were partially offset by a $5.2 million increase in railcar and container rental revenue associated with the increase in equipment for the 2001 period compared to the 2000 period and a $1.3 million increase in repositioning revenues due to repositioning containers in the westbound direction. In addition, mitigating the decline in the average freight revenue per container was a 3% fuel surcharge implemented on domestic traffic during the second quarter of 2000 to defray rail fuel cost increases. Inter-segment revenues increased by $11.1 million primarily as the result of the acquisition of Rail Van, Inc. on December 22, 2000.

          The reduced performance of our Retail (excluding the post-first quarter 2000 acquisitions) and Wholesale segments during the first quarter of 2001 compared to the same period in 2000 is related to the general economic downturn experienced during the first quarter of 2001, and more specifically to reduced automotive industry production. The freight consolidation and handling operations of our Retail segment showed significantly reduced activity especially in Southern California where the handling of tires was significantly reduced from the same time period last year. Automotive shipments for our Wholesale segment for the first quarter of 2001 were over 15% below the first quarter of 2000 and for the Retail segment were 56% below the first quarter of 2000 on a pro forma basis after giving effect to the post first quarter 2000 acquisitions. In addition, in all of our operations the downturn has produced overcapacity in selected markets which increases competitive pressures to reduce transportation rates. The economic downturn has continued into the second quarter of 2001 and continues to negatively impact our automotive shipments in both our Wholesale and Retail segments.

          Net Revenues. Net revenues increased $15.4 million, or 23.5%, for the 2001 period compared to the 2000 period. The post-first quarter 2000 acquisitions accounted for $16.7 million of the increase with Rail Van accounting for approximately 60% of that amount. Excluding the effects of the post-first quarter 2000 acquisitions, net revenues of the Retail segment decreased by $1.1 million due primarily to the reduced freight consolidation and handling activity discussed above. Wholesale segment net revenues decreased $0.2 million for the first quarter of 2001 compared to the first quarter of 2000. The Wholesale segment's overall cost of purchased transportation decreased $1.7 million, or 1.0%, due to a $3.5 million, or 2.4%, reduction in transportation expense related to the container volume decrease of 2.4%, partially offset by $1.8 million in increased empty repositioning costs northbound out of Mexico attributable to the auto industry slowdown. The Wholesale segment gross margin increased to 21.7% in the 2001 period from 21.5% in the 2000 period due primarily to increased railcar and container rental income in the 2001 period. The Retail segment gross margin decreased to 14.2% in the 2001 period from 19.0% in the 2000 period due primarily to the lower margins associated with business of the post-first quarter 2000 acquisitions.

          Direct Operating Expenses. Direct operating expenses, which are only incurred by the Wholesale segment, increased $4.5 million, or 22.0%, in the 2001 period compared to the 2000 period due to increased equipment lease expenses of $4.5 million as a result of the expansion of the fleet of railcars, containers and chassis.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $15.3 million, or 62.2%, in the 2001 period compared to the 2000 period. The post-first quarter 2000 acquisitions accounted for $13.9 million, or all of the Retail segment increase. The Wholesale segment ccounted for $1.4 million of the increase due primarily to an increase in headcount since the 2000 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999. In March 2001, we terminated the container and chassis maintenance management contract and brought that function in-house, which while increasing administrative labor costs, is expected to reduce repair and maintenance costs and provide for more control of the maintenance function in the future. Also in March 2001, we entered into a contract with a software developer/service provider to begin the conversion from APL Limited's computer systems to a stand-alone capability.

          Depreciation and amortization. Depreciation and amortization expenses increased $1.7 million, or 58.6%, for the 2001 period compared to the 2000 period. The post-first quarter 2000 acquisitions accounted for all of the increase. Depreciation expense was $2.6 million and $1.7 million and amortization expense was $2.0 million and $1.2 million for the 2001 period and 2000 period, respectively.

          Income From Operations. Income from operations decreased $6.1 million, or 34.9%, from $17.5 million in the 2000 period to $11.4 million in the 2001 period. The Wholesale segment accounted for $6.1 million of the decrease due primarily to the 15% reduction in automotive shipments and the increase in general and administrative costs associated with the increase in headcount. Retail segment income from operations was $4.5 million in both periods. Income from operations for the post-first quarter 2000 acquisitions was $1.1 million with GTS accounting for approximately 64% of that amount. Excluding the effects of the post-first quarter 2000 acquisitions, the Retail segment's income from operations decreased $1.1 million, reflecting the reduced freight consolidation and handling activities discussed above.

          Interest Expense. Interest expense increased by $2.3 million, or 25.6%, for the 2001 period compared to the 2000 period due to the higher level of outstanding debt in the 2001 period. The Company borrowed $68.2 million from the revolving credit facility and issued $40.0 million in new term loans to fund the acquisitions of GTS, RFI and Rail Van.

          Income Tax Expense. Income tax expense decreased $3.6 million in the 2001 period compared to the 2000 period due to lower pre-tax income in the 2001 period.

          Net Income. Net income decreased $4.8 million from income of $4.4 million in the 2000 period to a loss of $0.4 million in the 2001 period. The Wholesale segment accounted for $4.0 million of the decrease due primarily to decreased income from operations. The Retail segment and corporate costs accounted for $0.8 million of the decrease due primarily to increased interest expense.

Liquidity and Capital Resources
-------------------------------

          Cash provided by operating activities for the first quarter of 2001 was $9.6 million compared to a use of cash of $0.1 million for the first quarter of 2000. The increased source of cash for the 2001 period was due to the reduction of accounts receivable partially offset by the reduction in accounts payable between periods as a result of the economic downturn during the first quarter of 2001. Partially offsetting the increased source of cash were interest payments of $5.7 million during the first quarter of 2001 compared to $4.4 million for the same period in 2000, a $1.4 million initial payment to a service provider to begin the conversion of computer systems from APL Limited to an in-house capability for our Wholesale segment, merger, severance and other payments of $0.7 million as well as reduced income from operations during the 2001 period. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and for acquisitions. We had working capital of $13.1 million at April 6, 2001 compared to a deficit of $8.7 million at April 7, 2000. The increase in working capital is primarily due to the acquisitions during 2000.

          Cash flows used in investing activities were $1.2 million and $27.0 million for the 2001 period and 2000 period, respectively. The use of cash during the first quarter of 2001 was for capital expenditures primarily for computer and related equipment including amounts for the expansion of the Rail an computer system to handle our retail operations requirements. During the first quarter of 2000, we acquired the Conex assets for $26.4 million in cash and issued common stock and a subordinated note as described below. Capital expenditures of $0.6 million for the first quarter of 2000 were for computer equipment and leasehold improvements to office space and warehouse facilities.

          Cash flows provided by financing activities were a use of cash of $8.4 million for the first quarter of 2001 compared to a source of cash of $14.9 million for the first quarter of 2000. During the first quarter of 2001, certain members of senior management exercised 182,874 options to purchase Pacer International, Inc. common stock for total proceeds of $0.1 million. The proceeds were used to repay the remaining portion of the notes payable to management that were part of the purchase price for Pacer Logistics acquired on May 28, 1999. In addition, certain members of senior management exercised 27,498 options to purchase Pacer International, Inc. preferred stock for total proceeds of $0.2 million. The Company elected, at its discretion, to repurchase
the preferred stock that arose from the exercise of the options.   During the
quarter, $3.8 million was repaid on the revolving credit facility and $0.3 million was repaid on the $175.0 million term loans.

          During the first quarter of 2000, certain members of senior management exercised options to purchase 297,373 shares of Pacer International, Inc. common stock for total proceeds of $0.4 million. The proceeds were used to make an initial payment on notes payable to management which were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In connection with the acquisition of Conex assets, the Company borrowed $15.0 million from the revolving credit facility expiring in 2004, issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due 2003 and issued Conex shareholders 300,000 shares of Pacer International, Inc. common stock valued at $6.0 million. During the quarter, $7.0 million was repaid on the revolving credit facility, $0.3 million was repaid on the $135.0 million term loan facility, $0.4 million was repaid on notes payable to management and $0.1 million was repaid on capital lease obligations.

          Effective April 11, 2001, the Company entered into two interest rate swap agreements totaling a notional amount of $100.0 million to take advantage of lower interest rates and hedge against the LIBOR component of the interest rate increases on the Company's variable rate debt. The Company agreed to pay a fixed rate of interest on the swap of 4.43% and receive a variable rate based on LIBOR, which was 5.02% at April 11, 2001. The swap terminates on October 11, 2002.

          The revolving and term loan credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries properties and assets. At April 6, 2001, the Company had $22.5 million available under the revolving credit facility, subject to borrowing base requirements. The credit agreement contains certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At April 6, 2001 the Company was in compliance with these covenants.

          The Wholesale segment took delivery of 44 containers and 56 chassis financed through an operating lease and returned 1,377 primarily 48-ft leased containers and 36 leased chassis during the first quarter of 2001. The Company received an additional 475 of 1,100 new railcars ordered in 2000 under an operating lease during the quarter with the remaining 540 railcars on order to be received between June and December 2001.

          Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard.

          In December 2000, the Company filed a registration statement with the SEC with respect to an initial public offering of our common stock. Proceeds from the IPO are expected to be used to repay indebtedness under our credit facility. he Company currently expects that the IPO will be completed in the third or fourth quarter of 2001, subject to market conditions. At April 6, 2001, the Company had incurred and deferred costs of $0.5 million associated with the IPO.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's market risk is affected primarily by changes in interest rates. Under the Company's policies, it may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. Effective April 11, 2001, the Company entered into two interest rate swap agreements totaling a notional amount of $100.0 million to take advantage of lower interest rates and hedge against interest rate increases on the Company's variable rate debt. The swap terminates on October 11, 2002. Based upon the average variable interest rate debt outstanding during the first quarter of 2001, a 1% change in our variable interest rates would effect our pre-tax earnings by approximately $1.3 million on an annual basis including the effects of the interest rate swap entered into on April 11, 2001.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 6 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the first quarter of 2001, certain members of the Company's senior management exercised options to purchase 182,874 shares of the Company's common stock at an average purchase price of $0.22 per share.

        During the first quarter of 2000, certain members of the Company's senior management exercised options to purchase (I) an aggregate of 287,373 shares of the Company's common stock at an average purchase price of $1.22 per share, and (ii) 10,000 shares of the Company's common stock at a purchase price of $10.00 per share.

        These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering and Rule 701 promulgated under the Securities Act. The purchasers represented their intentions to acquire the shares for investment only and not with a view to resale or distribution, and appropriate legends were affixed to the share certificates issued.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit No.      Description
           ----------       -----------

             10.1 Amendment No. 1 to Domestic Incentive Agreement between CSX Intermodal, Inc. and Pacer International, Inc.

             10.2 Software License, Development, Support and Information Service Provider Agreement between Qiva, Inc. and Pacer International, Inc.

      (b) During the three months ended April 6, 2001, one report on Form 8-K was filed by the Company:

      1. Current Report on Form 8-K filed January 8, 2001 reporting the December 22, 2000 acquisition of Rail Van, Inc.

                                   SIGNATURE
                                   ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PACER INTERNATIONAL, INC.


Date: May 15, 2001                            By:  /s/   L.C. Yarberry
     --------------                           ------------------------
                                              Vice President - Finance
                                             (Principal Financial Officer)

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX



   Exhibit No.     Description
----------------   -----------------------------------------------------------
      10.1         Amendment No. 1 to Domestic Incentive Agreement between
                   CSX Intermodal, Inc. and Pacer International, Inc.

      10.2 Software License, Development, Support and Information Service Provider Agreement between Qiva, Inc. and Pacer International, Inc.