Form 10-Q
period 2001-06-29
PACER INTERNATIONAL INC/TN
filed 2001-08-13
CIK 1091735

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

    For the quarterly period ended June 29, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________


                       Commission file number  333-85041


                           PACER INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

           Tennessee                                           62-0935669
  -------------------------                                  ---------------
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

                                Yes  X  No ____
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                        Outstanding
             Class                                   at August 10, 2001
--------------------------------------               ------------------
Common stock, $.01 par value per share               11,544,747 shares

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                      FISCAL QUARTER ENDED JUNE 29, 2001
                               TABLE OF CONTENTS

                                                                                              Page
                                                                                      -------------------
Part 1.  Financial Information
         Item 1.   Condensed Consolidated Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets...........................................      3
         Condensed Consolidated Statements of Operations.................................      4
         Condensed Consolidated Statements of Stockholders' Equity.......................      5
         Condensed Consolidated Statements of Cash Flows.................................      6
         Notes to  Condensed Consolidated Financial Statements...........................      7

         Item 2.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................     14

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............    22

Part 2.  Other Information
         Item 1.   Legal Proceedings......................................................    23
         Item 2.   Changes in Securities and Use of Proceeds..............................    23
         Item 6.   Exhibits and Reports on Form 8-K.......................................    23
         Signatures......................................................................     24
         Exhibit Index...................................................................     25

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               June 29, 2001              December 29, 2000
                                                                             -------------------        ---------------------
                                                                                                (In millions)
                                 ASSETS
Current assets
  Cash and cash equivalents..............................................   $              -               $              -
  Accounts receivable, net of allowances of $7.1 million and $9.0
          million, respectively..........................................              219.3                          215.7
  Accounts receivable from APL...........................................                5.7                            6.0
  Prepaid expenses and other.............................................                9.7                           10.3
  Deferred income taxes..................................................                9.7                            9.7
                                                                            ----------------               ----------------
    Total current assets.................................................              244.4                          241.7
                                                                            ----------------               ----------------

Property and equipment
  Property and equipment at cost.........................................               81.2                           74.3
  Accumulated depreciation...............................................              (22.5)                         (17.8)
                                                                            ----------------               ----------------
    Property and equipment, net..........................................               58.7                           56.5
                                                                            ----------------               ----------------

Other assets
  Goodwill, net..........................................................              286.4                          289.8
  Deferred income taxes..................................................               56.4                           59.0
  Other assets...........................................................               11.5                           11.4
                                                                            ----------------               ----------------
    Total other assets...................................................              354.3                          360.2
                                                                            ----------------               ----------------

Total assets.............................................................   $          657.4               $          658.4
                                                                            ================               ================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and capital leases................   $            1.9               $            1.9
  Accounts payable and accrued liabilities...............................              224.2                          227.2
                                                                            ----------------               ----------------
    Total current liabilities............................................              226.1                          229.1
                                                                            ----------------               ----------------

Long-term liabilities
  Long-term debt and capital leases......................................              403.4                          403.5
  Other..................................................................                3.3                            3.7
                                                                            ----------------               ----------------
    Total long-term liabilities..........................................              406.7                          407.2
                                                                            ----------------               ----------------
Total liabilities........................................................              632.8                          636.3
                                                                            ----------------               ----------------

Minority interest - exchangeable preferred stock of a subsidiary.........               25.7                           25.0
                                                                            ----------------               ----------------
Commitments and contingencies (Note 6)
Stockholders' equity
  Preferred stock:  $0.01 par value, 1,000,000 shares
     authorized, 44,997 issued and none outstanding......................                  -                              -
  Common stock:  $0.01 par value, 20,000,000 shares
     authorized, 11,544,747 and 11,361,373 issued and
     outstanding at June 29, 2001 and December 29, 2000
     respectively........................................................                0.1                            0.1
  Additional paid-in-capital ............................................              119.0                          118.7
  Unearned compensation..................................................               (0.3)                          (0.3)
  Treasury stock.........................................................               (0.4)                          (0.2)
  Accumulated deficit....................................................             (119.3)                        (121.3)
  Accumulated other comprehensive income (loss)..........................               (0.2)                           0.1
                                                                            ----------------               ----------------
    Total stockholders' equity (deficit).................................               (1.1)                          (2.9)
                                                                            ----------------               ----------------
Total liabilities and stockholders' equity...............................   $          657.4               $          658.4
                                                                            ===============                ================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months Ended                 Six Months Ended
                                                       --------------------------------   -------------------------------
                                                        June 29, 2001     June 30, 2000   June 29, 2001     June 30, 2000
                                                       ---------------   --------------   --------------    -------------
                                                                     (in millions, except per share amounts)
Gross revenues......................................   $         431.5   $        299.6   $        871.8    $       608.2
Cost of purchased transportation and
  services..........................................             350.7            233.7            710.1            476.8
                                                       ---------------   --------------   --------------    -------------
    Net revenues....................................              80.8             65.9            161.7            131.4
                                                       ---------------   --------------   --------------    -------------

Operating expenses:
  Direct operating expenses.........................              24.0             19.1             49.0             39.6
  Selling, general and administrative
    expenses........................................              38.2             24.1             78.1             48.7
  Depreciation and amortization.....................               4.4              2.6              9.0              5.5
                                                       ---------------   --------------   --------------    -------------
    Total operating expenses........................              66.6             45.8            136.1             93.8
                                                       ---------------   --------------   --------------    -------------

Income from operations..............................              14.2             20.1             25.6             37.6
                                                       ---------------   --------------   --------------    -------------

Interest expense, net...............................               9.4              7.5             20.7             16.5
                                                       ---------------   --------------   --------------    -------------
Income before income taxes and minority
  interest..........................................               4.8             12.6              4.9             21.1
                                                       ---------------   --------------   --------------    -------------

Income taxes........................................               2.1              5.3              2.1              8.9
Minority interest...................................               0.3              0.4              0.8              0.9
                                                       ---------------   --------------   --------------    -------------

Net income..........................................   $           2.4   $          6.9   $          2.0    $        11.3
                                                       ===============   ==============   ==============    =============

Earnings per share (Note 8):

Basic:
Earnings per share..................................   $          0.21   $         0.62   $         0.18    $        1.04
                                                       ===============   ==============   ==============    =============
Weighted average shares outstanding.................        11,544,602       11,037,373       11,451,457       10,870,353
                                                       ===============   ==============   ==============    =============

Diluted:
Earnings per share..................................   $          0.19   $         0.52   $         0.19    $        0.89
                                                       ===============   ==============   ==============    =============
Weighted average shares outstanding.................        14,236,348       13,796,124       14,143,203       13,621,534
                                                       ===============   ==============   ==============    =============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Six Months Ended June 29, 2001
                                  (Unaudited)

                                                     Preferred Stock         Common Stock      Additional                 Unearned
                                                  --------------------  ---------------------
                                                   No. of                  No. of               Paid-in-   Accumulated      Comp-
                                                   Shares      Amount      Shares     Amount    Capital      Deficit      Pensation
                                                  --------   ---------  ----------   --------  ---------  -------------  -----------
                                                                             (in millions, except share amounts)
Balance December 29,  2000.......................  17,499      $    -    11,361,373   $  0.1    $  118.7     $   (121.3)    $  (0.3)
                                                  =======      ======   ===========   ======    ========     ==========     =======

Net Income.......................................       -           -             -        -           -            2.0           -
Other Comprehensive Income (Loss) (Note 1)
                                                  -------      ------   -----------   ------    --------     ----------     -------
Total Comprehensive Income.......................       -           -             -        -           -            2.0           -
Exercise of Preferred Stock Options..............  27,498           -             -        -         0.2              -           -
Repurchase of Preferred Stock....................       -           -             -        -           -              -           -
Exercise of Common Stock Options.................       -           -       183,374        -         0.1              -           -
                                                  -------      ------   -----------   ------    --------     ----------     -------

Balance June 29, 2001............................  44,997      $    -    11,544,747   $  0.1    $  119.0     $   (119.3)    $  (0.3)
                                                  =======      ======   ===========   ======    ========     ==========     =======

                                                                              Accumulated
                                                       Treasury Stock            Other           Total
                                                  ----------------------
                                                    No. of                  Comprehensive     Stockholders'
                                                    Shares       Amount     Income (Loss)    Equity(Deficit)
                                                  ---------    ---------    -------------    --------------
Balance December 29,  2000....................... (17,499)     $    (0.2)       $    0.1     $         (2.9)
                                                  =======      =========    ============     ==============

Net Income.......................................       -            -               -                  2.0
Other Comprehensive Income (Loss) (Note 1).......                                   (0.3)              (0.3)
                                                  -------      ---------    ------------     --------------
Total Comprehensive Income.......................       -              -            (0.3)               1.7
Exercise of Preferred Stock Options..............       -              -               -                0.2
Repurchase of Preferred Stock.................... (27,498)          (0.2)              -               (0.2)
Exercise of Common Stock Options.................       -              -               -                0.1
                                                  ----------   ---------    ------------     --------------
Balance June 29, 2001............................ (44,997)     $    (0.4)   $       (0.2)    $         (1.1)
                                                  ==========   =========    ============     ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                   ----------------------------------------
                                                                                      June 29, 2001         June 30, 2000
                                                                                   ------------------      ---------------
                                                                                                   (in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income ................................................................           $          2.0        $        11.3
                                                                                      --------------        -------------
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
     Depreciation and amortization ........................................                      9.0                  5.5
     Deferred income taxes ................................................                      2.7                  2.7
     Minority interest ....................................................                      0.8                  0.9
     Gain on sale of property and equipment ...............................                     (0.1)                   -
     Changes in current assets and liabilities excluding  the
       effects of acquisitions:
         Trade and other receivables ......................................                     (3.2)               (17.4)
         Prepaid expenses and other assets ................................                      0.3                 (1.3)
         Accounts payable and accrued liabilities .........................                    (11.9)                (4.6)
         Other ............................................................                     (0.6)                 0.5
                                                                                      --------------        -------------

         Net cash used in operating activities ............................                     (1.0)                (2.4)
                                                                                      --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired ........................................                        -                (26.4)
Capital expenditures ......................................................                     (8.2)                (2.0)
Proceeds from sales of property and equipment .............................                      0.2                  0.1
                                                                                      --------------        -------------

         Net cash used in investing activities ............................                     (8.0)               (28.3)
                                                                                      --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances ...................................                      9.0                  7.2
Proceeds of long-term debt, net of costs ..................................                        -                 15.0
Proceeds from issuance of common stock ....................................                      0.1                  0.4
Proceeds from issuance of preferred stock .................................                      0.2                    -
Repurchase of preferred stock .............................................                     (0.2)                   -
Debt, revolving credit facility and capital lease obligation
    repayment .............................................................                     (0.1)                (4.1)
                                                                                      --------------        -------------

         Net cash provided by financing activities ........................                      9.0                 18.5
                                                                                      --------------        -------------

NET INCREASE (DECREASE)  IN CASH AND CASH
         EQUIVALENTS ......................................................                        -                (12.2)

CASH AND CASH EQUIVALENTS - BEGINNING OF
         PERIOD ...........................................................                        -                 12.2
                                                                                      --------------        -------------
CASH AND CASH EQUIVALENTS - END OF
         PERIOD ...........................................................           $            -        $           -
                                                                                      ==============        =============

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
         Issuance of Common Stock for acquisition .........................           $            -        $         6.0
         Issuance of 8.0% subordinated note for acquisition ...............           $            -        $         5.0

   The accompanying notes are an integral part of the condensed consolidated financial statements.
                                       6

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The unaudited interim financial statements as of June 29, 2001 and for the three and six months ended June 29, 2001 and June 30, 2000 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 29, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

          The condensed consolidated financial statements as of June 29, 2001 and for the three and six months ended June 29, 2001 include the accounts of the Company and all entities in which the Company has more than a 50% equity ownership. For the three and six months ended June 29, 2001, this includes Pacer Logistics, Inc., and its subsidiaries acquired May 28, 1999, the assets of Conex Global Logistics Services ("Conex"), Inc. acquired January 13, 2000, GTS Transportation Services, Inc. acquired August 31, 2000, RFI Group, Inc. acquired October 31, 2000 and Rail Van, Inc. acquired December 22, 2000. For the three and six months ended June 30, 2000, this includes Pacer Logistics, Inc. and Conex. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segments

          The Company operates in two reportable industry segments, providing intermodal rail stacktrain services (the "Wholesale" segment) and logistic services (the "Retail" segment).

Reclassification

          Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation. These reclassifications had no effect on the Company's financial position or net income.

New Accounting Standards

          The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are expected to become effective for the Company on December 29, 2001. While the Company is currently studying the impact of these statements, SFAS 142 is expected to result in significant modifications relative to the Company's accounting for goodwill. Specifically, the Company will cease goodwill amortization beginning December 29, 2001. Additionally, the recorded goodwill will be subjected to new impairment testing criteria. Other than cessation of goodwill amortization, the Company has not completed an evaluation of the impact of adoption on the Company's financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

Other Comprehensive Income

          Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

                                                          Three Months Ended                           Six Months Ended
                                               ---------------------------------------     ---------------------------------------
                                                    June 29,              June 30,              June 29,              June 30,
                                                     2001                   2000                 2001                   2000
                                               ----------------      -----------------     ----------------      -----------------

Foreign Currency Translation Adjustment                   $(0.1)                 $   -                $(0.1)                 $   -
Derivative Instrument Fair Value,
   Net of Amortization ...................                 (0.2)                     -                 (0.2)                     -
                                               ----------------      -----------------     ----------------      -----------------

Other Comprehensive Income (Loss).........                $(0.3)                 $   -                $(0.3)                 $   -
                                               ================      =================     ================      =================


NOTE 2. MERGER, SEVERANCE AND OTHER

          In December 2000, the Company recorded a pre-tax charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van, Inc. The table below details the initial charge and amounts recorded through the first six months of 2001 (in millions). The majority of severance charges are planned to be incurred in the last half of 2001 and the program completed by year-end.

                                                    Severance             Facilities and Other              Total
                                              -------------------      ------------------------      ----------------

Beginning balance December 29, 2000...........              $ 5.0                         $ 2.7                 $ 7.7

   Charges through June 29, 2001 .........                   (1.7)                         (1.0)                 (2.7)
                                              -------------------      ------------------------      ----------------

Balance at June 29, 2001 .....................              $ 3.3                         $ 1.7                 $ 5.0
                                              ===================      ========================      ================


NOTE 3.  LONG-TERM DEBT

          At June 29, 2001, the Company had $17.5 million available under the
$100.0 million revolving credit facility expiring in 2004.   At June 29, 2001,
the interest rate on the revolving credit facility was 7.4%. During the first six months of 2001, the Company borrowed a net $0.9 million under the revolving credit facility and repaid $0.9 million of term loans and $0.1 million of capital lease obligations.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 4. RELATED PARTY TRANSACTIONS

     The Company has signed long-term agreements with APL Limited (the Company's former parent) for the domestic transportation on the stacktrain network of APL Limited's international freight for an annual management fee of $6.6 million and for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. In addition, the information technology services of APL Limited are currently being provided to the Company. The annual fee for these services is $10.0 million. In March 2001, the Company entered into a contract with a software developer/service provider to begin the conversion from APL Limited's computer systems to a stand-alone capability. At June 29, 2001, $4.0 million has been paid on the contract and capitalized in property and equipment. The project is expected to be completed by mid-year 2002.

     During the six months ended June 30, 2000, the Company repaid $371,891 in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999. During the six months ended June 29, 2001, the Company repaid the remaining $37,582 in notes payable to certain members of senior management including accrued interest.

NOTE 5. PENSION PLANS AND STOCK OPTION PLANS

     During the second quarter of 2001, certain members of senior management exercised options to purchase 500 shares of Pacer International, Inc. common stock at an average purchase price of $10.00 per share. The proceeds were used for general corporate purposes. In addition, 17,000 options were forfeited due to employee resignations and 59,000 options were granted to management personnel to purchase Pacer International, Inc. common stock at $25.00 per share

     During the first quarter of 2001, certain members of senior management exercised options to purchase 182,874 shares of Pacer International, Inc. common stock at an average purchase price of $0.22 per share. The proceeds were used to repay the notes payable as discussed in Note 4 and for general corporate purposes. The Company granted 80,000 options during the first quarter of 2001 to management personnel to purchase Pacer International, Inc. common stock at $25.00 per share. In addition, certain members of senior management exercised 27,498 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. The Company elected, at its discretion, to repurchase the preferred stock that arose from the exercise of the options.

     During the second quarter of 2000, 181,004 options were forfeited due to employee resignations and 167,000 options were granted to management personnel to purchase Pacer International, Inc. common stock (45,000 shares at $20.00 per share and 122,000 shares at $25.00 per share).

     During the first quarter of 2000, certain members of senior management exercised options to purchase 287,373 shares of Pacer International, Inc. common stock at an average purchase price of $1.22 per share, exercised 10,000 options at $10.00 per share and forfeited

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

90,000 options. The proceeds of these transactions were used to repay the notes payable as discussed above in Note 4 and for general corporate purposes. In addition, the Company granted an additional 36,500 options to management personnel to purchase Pacer International, Inc. common stock at an exercise price of $20.00 per share.

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

NOTE 7. SEGMENT INFORMATION

     The Company has two reportable segments, the Wholesale segment and the Retail segment, which have separate management teams and offer different but related products and services. The Wholesale segment provides intermodal rail service in North America by selling intermodal service to shippers pursuant to agreements with major railroads. The Retail segment provides trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services.

     International revenues generated by the Company's Retail segment for the first six months of 2001 were $60.0 million in Europe and $4.4 million in Canada. The Company's Wholesale segment generated $23.8 million in revenues for the first six months of 2001 from Mexico. For the first six months of 2000, no revenues were generated in Europe and $6.6 million were generated in Canada for the Company's Retail segment. The Wholesale segment generated $26.4 million in revenues from Mexico during the first six months of 2000.

     For the six-month period ended June 29, 2001, the Company had no customers that contributed more than 10% of the Company's total gross revenues. For the 2000 period, one customer contributed more than 10% of the Company's total gross revenues. Total gross revenues of $79.1 million were generated by both reporting segments from Union Pacific for the six months ended June 30, 2000.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

     The following table presents reportable segment information for the three and six months ended June 29, 2001 and June 30, 2000 (in millions).

                                                   Wholesale           Retail            Other          Consolidated
                                                  -----------         --------          -------        --------------
3 Months ended June 29, 2001
      Gross revenues...........................      $  194.4         $  257.0           $(19.9)             $  431.5
      Net revenues.............................          43.2             37.6                                   80.8
      Income from operations...................           8.0              6.2                                   14.2
      Interest expense, net....................           4.8              4.6                                    9.4
      Tax expense..............................           1.4              0.7                                    2.1
      Net income...............................           1.8              0.9             (0.3)                  2.4
      Depreciation and amortization............           1.3              3.1                                    4.4
      Capital expenditures.....................           4.2              2.7                                    6.9
      Total assets.............................         455.3            270.2            (68.1)                657.4

3 Months ended June 30, 2000
      Gross revenues...........................      $  193.4         $  114.4           $ (8.2)             $  299.6
      Net revenues.............................          43.5             22.4                -                  65.9
      Income from operations...................          14.2              5.9                -                  20.1
      Interest expense, net....................           4.5              3.0                -                   7.5
      Tax expense..............................           4.0              1.3                -                   5.3
      Net income...............................           5.7              1.6             (0.4)                  6.9
      Depreciation and amortization............           1.3              1.3                -                   2.6
      Capital expenditures.....................           0.2              1.2                -                   1.4
      Total assets.............................         372.2            164.9            (77.4)                459.7

6 Months ended June 29, 2001
      Gross revenues...........................         400.0            511.2            (39.4)                871.8
      Net revenues.............................          87.7             74.0                                  161.7
      Income from operations...................          14.9             10.7                                   25.6
      Interest expense, net....................          10.9              9.8                                   20.7
      Tax expense..............................           1.7              0.4                                    2.1
      Net income...............................           2.3              0.5             (0.8)                  2.0
      Depreciation and amortization............           2.8              6.2                                    9.0
      Capital expenditures.....................           4.3              3.9                                    8.2
      Total assets.............................         455.3            270.2            (68.1)                657.4

6 Months ended June 30, 2000
      Gross revenues...........................      $  400.9         $  223.9           $(16.6)             $  608.2
      Net revenues.............................          88.2             43.2                -                 131.4
      Income from operations...................          27.2             10.4                -                  37.6
      Interest expense, net....................          12.5              4.0                -                  16.5
      Tax expense..............................           6.0              2.9                -                   8.9
      Net income...............................           8.7              3.5             (0.9)                 11.3
      Depreciation and amortization............           2.7              2.8                -                   5.5
      Capital expenditures.....................           0.4              1.6                -                   2.0
      Total assets.............................         372.2            164.9            (77.4)                459.7

Data in the "Other" column includes elimination of intercompany balances and subsidiary investment.

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

NOTE 8.  EARNINGS PER SHARE

          The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

                                                         Three Months Ended                 Six Months Ended
                                                 ------------------------------------------------------------------
                                                   June 29, 2001     June 30, 2000    June 29, 2001    June 30, 2000
                                                 ------------------------------------------------------------------
Numerator:
Net income - basic................................   $       2.4      $       6.9      $       2.0      $      11.3
  Minority interest...............................           0.3              0.4              0.8              0.9
                                                     -----------      -----------      -----------      -----------
Numerator for earnings per share-diluted..........   $       2.7      $       7.3      $       2.8      $      12.2
                                                     ===========      ===========      ===========      ===========

Denominator:
  Denominator for earnings per share-basic-
    Common shares outstanding.....................    11,544,602       11,037,373       11,451,457       10,870,353
  Effect of dilutive securities:
    Stock options.................................       456,901          523,906          456,901          516,336
    Exchangeable preferred stock of subsidiary....     2,234,845        2,234,845        2,234,845        2,234,845
                                                     -----------      -----------      -----------      -----------
Denominator for earnings per share-diluted........    14,236,348       13,796,124       14,143,203       13,621,534
                                                     ===========      ===========      ===========      ===========

Earnings per share-basic..........................   $      0.21      $      0.62      $      0.18      $      1.04
                                                     ===========      ===========      ===========      ===========

Earnings per share-diluted........................   $      0.19      $      0.52      $      0.19      $      0.89
                                                     ===========      ===========      ===========      ===========

NOTE 9.  MINORITY INTEREST

     Pursuant to the Second Amended and Restated Certificate of Incorporation of Pacer Logistics, Inc. effective in May 2001, the Company, among other things, extended the date that existing provisions apply, from May 28, 2001 to May 28, 2003 including the right to exchange deadline for the Series B Exchangeable Preferred Stock of Pacer Logistics. The annual 7.5% paid-in-kind dividends on the Series B Exchangeable Preferred Stock cease to accrue as of May 28, 2001 and are replaced by a cash only participation dividend which accrue at a percentage of common stock dividends paid, if any.

NOTE 10.  HEDGING ACTIVITIES

     On December 29, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133."). SFAS 133 established accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting as the Company had no derivative instruments outstanding.

     The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet these objectives, the Company employs hedging strategies to limit the effects of changes in interest rates on its income and cash flows. The Company does not acquire derivative instruments for any purpose other than cash flow hedging purposes. The Company does not speculate using derivative instruments. The Company believes that its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)

involve risks such as counter-party credit risk and legal enforceability of hedging contracts. The counter-parties to the Company's arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. These counter-parties potentially expose the Company to loss in the event of nonperformance.

     The Company records the fair value of interest rate swap agreements designated as hedging instruments as a derivative asset or liability. Changes in the fair value of the interest rate swap agreements are reported as unrealized gains or losses in stockholders' equity as a component of accumulated other comprehensive income. If a derivative instrument is designated as a hedge but the derivative instrument is not fully effective in hedging the designated risk, the ineffective portion of the gain or loss is reported in interest expense immediately.

     Cash Flow Hedging Instruments

     Management continually identifies and monitors changes in interest rate exposures that may adversely impact expected future cash flows by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable both to the Company's outstanding or forecasted debt obligations and to the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analyses, to estimate the impact of changes in interest rates on the Company's future cash flows.

     The Company entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million which matures on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on the Company's debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company receives variable interest rate payments based on LIBOR and makes fixed interest rate payments.

     Interest expense for the three and six months ended June 29, 2001 includes no net gains or losses representing cash flow hedge ineffectiveness, since the critical terms of the Company's swap agreements and debt obligations are matched. The Company recognizes additional interest expense resulting from amortization of amounts deferred to Other Comprehensive Income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

          This quarterly report on Form 10-Q contains forward looking statements that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "plan", "may", "should", "will", "would" and similar expressions. These forward-looking statements are based on all information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

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

Results of Operations
---------------------

     Amounts for the Retail segment for the first six months of 2001 include the results of our year 2000 acquisitions. Three of these acquisitions occurred subsequent to the first six months of 2000 (the "post-first half 2000 acquisitions") and are therefore not included in the first six months 2000 results. GTS Transportation Services, Inc. ("GTS") was acquired on August 31, 2000, RFI Group, Inc. ("RFI") on October 31, 2000 and Rail Van, Inc. ("Rail Van") on December 22, 2000. The acquisition of Conex occurred on January 13, 2000 and is included in both periods.

Three Months Ended June 29, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

     The following table sets forth our historical financial data for the three months ended June 29, 2001 and June 30, 2000 (in millions). An asterisk indicates that Retail segment data is not comparable because the 2000 amounts do not include GTS, RFI and Rail Van all acquired subsequent to the second quarter of 2000.

                Financial Data Comparison by Reportable Segment
              Three Months Ended June 29, 2001 and June 30, 2000

                                                               2001                 2000               Change          % Change
                                                            ---------            ----------          -----------      -----------
Gross revenues
   Wholesale...........................................     $  194.4              $ 193.4                 1.0             0.5%
   Retail..............................................        257.0                114.4               142.6               *
   Inter-segment elimination...........................        (19.9)                (8.2)              (11.7)              *
                                                            --------              -------             -------         -------
     Total.............................................        431.5                299.6               131.9            44.0


Cost of purchased transportation and services
   Wholesale...........................................        151.2                149.9                 1.3             0.9
   Retail..............................................        219.4                 92.0               127.4               *
   Inter-segment elimination...........................        (19.9)                (8.2)              (11.7)              *
                                                            --------              -------             -------         -------
   Total...............................................        350.7                233.7               117.0            50.1

Net revenues
   Wholesale...........................................         43.2                 43.5                (0.3)           -0.7
   Retail..............................................         37.6                 22.4                15.2               *
                                                            --------              -------             -------         -------
   Total...............................................         80.8                 65.9                14.9            22.6

Direct operating expenses
   Wholesale...........................................         24.0                 19.1                 4.9            25.7
   Retail..............................................            -                    -                   -               -
                                                            --------              -------             -------         -------
   Total...............................................         24.0                 19.1                 4.9            25.7

Selling, general & administrative expenses
   Wholesale...........................................          9.9                  8.9                 1.0            11.2
   Retail..............................................         28.3                 15.2                13.1               *
                                                            --------              -------             -------         -------
   Total...............................................         38.2                 24.1                14.1            58.5

Depreciation and amortization
   Wholesale...........................................          1.3                  1.3                   -               -
   Retail..............................................          3.1                  1.3                 1.8               *
                                                            --------              -------             -------         -------
   Total...............................................          4.4                  2.6                 1.8            69.2

Income from operations
   Wholesale...........................................          8.0                 14.2                (6.2)          -43.7
   Retail..............................................          6.2                  5.9                 0.3             5.1
                                                            --------              -------             -------         -------
   Total...............................................         14.2                 20.1                (5.9)          -29.4

Interest  expense, net.................................          9.4                  7.5                 1.9            25.3
Income tax expense ....................................          2.1                  5.3                (3.2)          -60.4
Minority interest......................................          0.3                  0.4                (0.1)          -25.0
Net income.............................................     $    2.4              $   6.9                (4.5)          -65.2

_______________________
* Not comparable

     Gross Revenues. Gross revenues increased $131.9 million, or 44.0%, for the three months ended June 29, 2001 compared to the three months ended June 30, 2000. The post-first half 2000 acquisitions accounted for approximately $150.6 million of the increase. Excluding the post-first half 2000 acquisitions, gross revenues for the Retail segment decreased by approximately $8.0 million, reflecting a $13.3 million reduction in intermodal marketing, truck brokerage and freight handling operations partially offset by a $5.3 million increase in revenues in local and specialized trucking operations. The Wholesale segment increase of $1.0 million was due primarily to a $4.0 million increase in railcar rental revenue associated with the increase in railcars for the 2001 period and a $1.1 million increase in repositioning revenues. These increases were partially offset by a $4.1 million decrease in freight revenues. The freight revenue decrease was due to a 3.9% reduction in the average freight revenue per container, resulting from volume reductions in the higher rated automotive business coupled with domestic traffic rate reductions, partially offset by an overall container volume increase of 2,836 containers, or 1.7%, due to increased domestic traffic. Inter-segment revenues increased by $11.7 million primarily as the result of the acquisition of Rail Van.

     The Company's results for the second quarter of 2001 have been negatively impacted by the continuation of the general economic downturn experienced during the first quarter of 2001. The downturn has produced overcapacity in selected markets which increases competitive pressures to reduce transportation rates. The Company's intermodal marketing, truck brokerage and freight handling operations have experienced reduced shipments from major retailers, while the Wholesale operations have been affected by reduced automotive shipments. The economic downturn has continued into the third quarter of 2001 and continues to negatively impact our operations.

     Net Revenues. Net revenues increased $14.9 million, or 22.6%, for the 2001 period compared to the 2000 period. The post-first half 2000 acquisitions accounted for $17.8 million of the increase while the remaining Retail operations decreased by $2.6 million due to the economic downturn discussed above. Wholesale segment net revenues decreased $0.3 million for the second quarter of 2001 compared to the second quarter of 2000. The Wholesale segment gross margin decreased to 22.2% in the 2001 period from 22.5% in the 2000 period due primarily to competitive market pressures related to excess capacity. The Retail segment gross margin decreased to 14.6% in the 2001 period from 19.6% in the 2000 period due primarily to the lower margins associated with business of the post-first half 2000 acquisitions.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the Wholesale segment, increased $4.9 million, or 25.7%, in the 2001 period compared to the 2000 period due to increased equipment lease and maintenance expenses as a result of the expansion of the fleet of railcars.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.1 million, or 58.5%, in the 2001 period compared to the 2000 period. The post-first half 2000 acquisitions accounted for $13.1 million, or all of the Retail segment increase. The Wholesale segment accounted for $1.0 million of the increase due primarily to an increase in headcount since the 2000 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999.

     Depreciation and amortization. Depreciation and amortization expenses increased $1.8 million, or 69.2%, for the 2001 period compared to the 2000 period. The Retail segment including the post-first half acquisitions accounted for all of the increase. Depreciation expense was $2.6 million and $1.6 million and amortization expense was $1.8 million and $1.0 million for the 2001 period and 2000 period, respectively.

     Income From Operations. Income from operations decreased $5.9 million, or 29.4%, from $20.1 million in the 2000 period to $14.2 million in the 2001 period. The Wholesale segment accounted for $6.2 million of the decrease due primarily to the 18% reduction in automotive shipments and the increase in equipment costs associated with the expansion of the railcar fleet. Retail segment income from operations increased $0.3 million for the 2001 period. Income from operations for the post-first half 2000 acquisitions was $3.1 million while the remaining Retail operations decreased $2.8 million reflecting the economic downturn discussed above.

     Interest Expense. Interest expense increased by $1.9 million, or 25.3%, for the 2001 period compared to the 2000 period due to the higher level of outstanding debt in the 2001 period. The Company borrowed $68.2 million from the revolving credit facility and issued $40.0 million in new term loans to fund the acquisitions of GTS, RFI and Rail Van.

     Income Tax Expense. Income tax expense decreased $3.2 million in the 2001 period compared to the 2000 period due to lower pre-tax income in the 2001 period.

     Net Income. Net income decreased $4.5 million from $6.9 million in the 2000 period to $2.4 million in the 2001 period. The Wholesale segment accounted for a decrease of $3.9 million due primarily to decreased income from operations. The Retail segment and corporate costs accounted for a decrease of $0.6 million due primarily to increased interest expense.

Six Months Ended June 29, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

     The following table sets forth our historical financial data for the six months ended June 29, 2001 and June 30, 2000 (in millions). An asterisk indicates that Retail segment data is not comparable because the 2000 amounts do not include GTS, RFI and Rail Van all acquired subsequent to the first half of 2000.

                Financial Data Comparison by Reportable Segment
               Six Months Ended June 29, 2001 and June 30, 2000

                                                            2001                 2000                Change          % Change
                                                         ---------            ---------            ----------       ----------
Gross revenues
   Wholesale.....................................          $400.0               $400.9                (0.9)            -0.2%
   Retail........................................           511.2                223.9               287.3                *
   Inter-segment elimination.....................           (39.4)               (16.6)              (22.8)               *
                                                         --------              -------             -------            -----
     Total.......................................           871.8                608.2               263.6             43.3

Cost of purchased transportation and services
   Wholesale.....................................           312.3                312.7                (0.4)            -0.1
   Retail........................................           437.2                180.7               256.5                *
   Inter-segment elimination.....................           (39.4)               (16.6)              (22.8)               *
                                                         --------              -------             -------            -----
     Total.......................................           710.1                476.8               233.3             48.9

Net revenues
   Wholesale.....................................            87.7                 88.2                (0.5)            -0.6
   Retail........................................            74.0                 43.2                30.8                *
                                                         --------              -------             -------            -----
     Total.......................................           161.7                131.4                30.3             23.1

Direct operating expenses
   Wholesale.....................................            49.0                 39.6                 9.4             23.7
   Retail........................................               -                    -                   -                -
                                                         --------              -------             -------            -----
     Total.......................................            49.0                 39.6                 9.4             23.7

Selling, general & administrative expenses
   Wholesale.....................................            21.0                 18.6                 2.4             12.9
   Retail........................................            57.1                 30.1                27.0                *
                                                         --------              -------             -------            -----
     Total.......................................            78.1                 48.7                29.4             60.4

Depreciation and amortization
   Wholesale.....................................             2.8                  2.8                   -                -
   Retail........................................             6.2                  2.7                 3.5                *
                                                         --------              -------             -------            -----
     Total.......................................             9.0                  5.5                 3.5             63.6

Income from operations
   Wholesale.....................................            14.9                 27.2               (12.3)           -45.2
   Retail........................................            10.7                 10.4                 0.3                -
                                                         --------              -------             -------            -----
     Total.......................................            25.6                 37.6               (12.0)           -31.9

Interest  expense, net...........................            20.7                 16.5                 4.2             25.5
Income tax expense...............................             2.1                  8.9                (6.8)           -76.4
Minority interest................................             0.8                  0.9                (0.1)           -11.1
Net income.......................................          $  2.0               $ 11.3                (9.3)           -82.3
-------------------------

* Not comparable

     Gross Revenues. Gross revenues increased $263.6 million, or 43.3%, for the six months ended June 29, 2001 compared to the six months ended June 30, 2000. The post-first half 2000 acquisitions accounted for approximately $307.3 million of the increase. Excluding the post-first half 2000 acquisitions, gross revenues for the Retail segment decreased by approximately $20.0 million, reflecting a $27.7 million reduction in intermodal marketing, truck brokerage and freight handling operations partially offset by a $7.7 million increase in revenues in local and specialized trucking operations. The Wholesale segment decrease of $0.9 million was due primarily to a

$12.5 million, or 3.4%, decrease in freight revenues driven by a 2.9% reduction in the average freight revenue per container, primarily resulting from volume reductions in the higher rated automotive business and volume increases in the lower rated domestic traffic. In addition, overall container volume decreased by 1,598 containers, or 0.4%. These decreases were partially offset by a $9.2 million increase in railcar rental revenue associated with the increase in railcars for the 2001 period and a $2.4 million increase in repositioning revenues. Inter-segment revenues increased by $22.8 million primarily as the result of the acquisition of Rail Van.

     The Company's results for the first six months of 2001 have been negatively impacted by the continuation of the general economic downturn experienced during the first quarter of 2001. The downturn has produced overcapacity in selected markets which increases competitive pressures to reduce transportation rates. The Company's intermodal marketing, truck brokerage and freight handling operations have experienced reduced shipments from major retailers, while the Wholesale operations have been affected by reduced automotive shipments. The economic downturn has continued into the third quarter of 2001 and continues to negatively impact our operations.

     Net Revenues. Net revenues increased $30.3 million, or 23.1%, for the 2001 period compared to the 2000 period. The post-first half 2000 acquisitions accounted for $34.5 million of the increase while the remaining Retail segment operations decreased $3.7 million due to the economic downturn discussed above. Wholesale segment net revenues decreased $0.5 million for the first six months of 2001 compared to the first six months of 2000. The Wholesale segment gross margin decreased slightly to 21.9% in the 2001 period from 22.0% in the 2000 period due primarily to competitive market pressures related to excess capacity. The Retail segment gross margin decreased to 14.5% in the 2001 period from 19.3% in the 2000 period due primarily to the lower margins associated with business of the post-first half 2000 acquisitions.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the Wholesale segment, increased $9.4 million, or 23.7%, in the 2001 period compared to the 2000 period due to increased equipment lease and maintenance expenses as a result of the expansion of the fleet of railcars.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $29.4 million, or 60.4%, in the 2001 period compared to the 2000 period. The post-first half 2000 acquisitions accounted for $27.0 million, or all of the Retail segment increase. The Wholesale segment accounted for $2.4 million of the increase due primarily to an increase in headcount since the 2000 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999. In March 2001, the Company terminated a container and chassis maintenance management contract and brought that function in-house, which while increasing administrative labor costs, is expected to reduce repair and maintenance costs and provide for more control of the maintenance function in the future. Also in March 2001, the Company entered into a contract with a software developer/service provider to begin the conversion from APL Limited's computer systems to a stand-alone capability. The conversion is expected to be completed by mid-year 2002.

     Depreciation and amortization. Depreciation and amortization expenses increased $3.5 million, or 63.6%, for the 2001 period compared to the 2000 period. The Retail segment including the post-first half 2000 acquisitions accounted for all of the increase. Depreciation expense was $5.3 million and $3.3 million and amortization expense was $3.7 million and $2.2 million for the 2001 period and 2000 period, respectively.

     Income From Operations. Income from operations decreased $12.0 million, or 31.9%, from $37.6 million in the 2000 period to $25.6 million in the 2001 period. The Wholesale segment accounted for $12.3 million of the decrease due primarily to the 17% reduction in automotive shipments and the increase in equipment costs associated with the expansion of the railcar fleet. Retail segment income from operations increased by $0.3 million for the first half of 2001 compared to the same period in 2000. Income from operations for the post-first half 2000 acquisitions was approximately $4.2 million while the remaining Retail operations decreased $3.9 million reflecting the economic downturn discussed above.

     Interest Expense. Interest expense increased by $4.2 million, or 25.5%, for the 2001 period compared to the 2000 period due to the higher level of outstanding debt in the 2001 period. The Company borrowed $68.2 million from the revolving credit facility and issued $40.0 million in new term loans to fund the acquisitions of GTS, RFI and Rail Van.

     Income Tax Expense. Income tax expense decreased $6.8 million in the 2001 period compared to the 2000 period due to lower pre-tax income in the 2001 period.

     Net Income. Net income decreased $9.3 million from $11.3 million in the 2000 period to $2.0 million in the 2001 period. The Wholesale segment accounted for $6.4 million of the decrease due primarily to decreased income from operations. The Retail segment and corporate costs accounted for $2.9 million of the decrease due primarily to increased interest expense.


Liquidity and Capital Resources
-------------------------------

     Cash used in operating activities for the first six months of 2001 was $1.0 million compared to $2.4 million for the first six months of 2000. The reduced use of cash for the 2001 period was due to a smaller increase in accounts receivable in the current period as a result of the economic downturn during the first half of 2001 compared to a larger increase in accounts receivable associated with the economic growth experienced during the first half of 2000. Partially offsetting the reduced use of cash were interest payments of $19.6 million during the first six months of 2001 compared to $15.9 million for the same period in 2000, merger, severance and other cash payments of $2.1 million, acquisition fees and expenses paid of $1.3 million primarily for the acquisitions of GTS, RFI and Rail Van, as well as reduced income from operations during the 2001 period. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and for acquisitions. The Company had working capital of $18.5 million at June 29, 2001 compared to $4.8 million at June 30, 2000. The increase in working capital is primarily due to the acquisitions during 2000.

     Cash flows used in investing activities were $8.0 million and $28.3 million for the 2001 period and 2000 period, respectively. The use of cash during the first six months of 2001 was for capital expenditures primarily for computer and related equipment including amounts for the conversion of the Wholesale computer systems from APL Limited to an in-house capability and the expansion of the Rail Van computer system to handle the retail operations requirements. During the first six months of 2000, the Company acquired the Conex assets for $26.4 million in cash and issued common stock and a subordinated note as described below. Capital expenditures of $2.0 million for the first six months of 2000 were for computer equipment and leasehold improvements to office space and warehouse facilities.

     Cash flows provided by financing activities were $9.0 million for the first six months of 2001 compared to $18.5 million for the first six months of 2000. During the first half of 2001, certain members of senior management exercised options to purchase 183,374 shares of Pacer International, Inc. common stock for total proceeds of $0.1 million. The proceeds were used to repay the remaining portion of the notes payable to management that were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In addition, certain members of senior management exercised options to purchase 27,498 shares of Pacer International, Inc. preferred stock for total proceeds of $0.2 million. The Company elected, at its discretion, to repurchase the preferred stock that arose from the exercise of the options. During the first half of 2001, a net $0.9 million was borrowed from the revolving credit facility, $0.9 million was repaid on the term loans and $0.1 million of capital lease obligations were repaid.

     During the first half of 2000, certain members of senior management exercised options to purchase 297,373 shares of Pacer International, Inc. common stock for total proceeds of $0.4 million. The proceeds were used to make an initial payment on notes payable to management which were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In connection with the acquisition of Conex assets, the Company borrowed $15.0 million from the revolving credit facility expiring in 2004, issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due 2003 and issued Conex shareholders 300,000 shares of Pacer International, Inc. common stock valued at $6.0 million. During the first half of 2000, $3.0 million was repaid on the revolving credit facility, $0.6 million was repaid on the term loan facility, $0.4 million was repaid on notes payable to management and $0.1 million was repaid on capital lease obligations.

     Effective April 11, 2001, the Company entered into two interest rate swap agreements totaling a notional amount of $100.0 million to take advantage of lower interest rates and hedge against the LIBOR component of the interest rate increases on the Company's variable rate debt. The Company agreed to pay a fixed rate of interest on the swap of 4.43% and receive a variable rate based on LIBOR. The swap terminates on October 11, 2002.

     The revolving and term loan credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries properties and assets. At June 29, 2001, the Company had $17.5 million available under the revolving credit facility, subject to borrowing base requirements. The credit agreement contains certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At June 29, 2001 the Company was in compliance with these covenants.

     The Wholesale segment took delivery of 415 containers and 67 chassis financed through an operating lease and returned 1,993 primarily 48-ft leased containers and 282 leased chassis during the first half of 2001. The Company received an additional 525 of 1,100 new railcars ordered in 2000 under an operating lease during the first half of 2001 with the remaining 490 railcars on order to be received by December 2001.

     Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard.

     In December 2000, the Company filed a registration statement with the SEC with respect to an initial public offering of the Company's common stock. Proceeds from the IPO are expected to be used to repay indebtedness under the Company's credit facility. The Company currently expects that the IPO will be completed in the fourth quarter of 2001 or the first quarter of 2002, subject to market conditions. At June 29, 2001, the Company had deferred costs of $1.0 million associated with the IPO.

Other Matters

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are expected to become effective for the Company on December 29, 2001. While the Company is currently studying the impact of these statements, SFAS 142 is expected to result in significant modifications relative to the Company's accounting for goodwill. Specifically, the Company will cease goodwill amortization beginning December 29, 2001. Additionally, the recorded goodwill will be subjected to new impairment testing criteria. Other than cessation of goodwill amortization, the Company has not completed an evaluation of the impact of adoption on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk is affected primarily by changes in interest rates. Under the Company's policies, it may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. Effective April 11, 2001, the Company entered into two interest rate swap agreements totaling a notional amount of $100.0 million to take advantage of lower interest rates and hedge against interest rate increases on the Company's variable rate debt. As of June 29, 2001, a liability of $0.2 million is included in Accounts Payable and Accrued Liabilities which represents the fair market value of the swaps. The swaps terminate on October 11, 2002. Based upon the average variable interest rate debt outstanding during the first half of 2001, a 1% change in our variable interest rates would effect the Company's pre-tax earnings by approximately $1.9 million on an annual basis including the effects of the interest rate swaps entered into on April 11, 2001.

                         PART II - OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 6 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the second quarter of 2001, certain members of the Company's management exercised options to purchase 500 shares of the Company's common stock at an average purchase price of $10.00 per share.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            Exhibit No.      Description
            ----------       -----------

                3.1 Second Amended and Restated Certificate of Incorporation of Pacer Logistics, Inc. effective May, 2001.

       (b) During the three months ended June 29, 2001, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PACER INTERNATIONAL, INC.


Date: August 10, 2001                               By:  /s/   L.C. Yarberry
      ----------------                                  -------------------
                                                 Vice President - Finance
                                                 (Principal Financial Officer)

                  PACER INTERNATIONAL, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX



Exhibit No.              Description
-------------           --------------------------------------------------------

     3.1 Second Amended and Restated Certificate of Incorporation of Pacer Logistics, Inc. effective May, 2001.