Form 10-Q
period 2001-09-21
PACER INTERNATIONAL INC/TN
filed 2001-11-05
CIK 1091735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 21, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


                        Commission file number 333-85041

                            PACER INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Tennessee                                       62-0935669
-----------------------------------                       -----------
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

                                 Yes X  No ___
                                     --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding
                Class                                    at November 2, 2001
--------------------------------------                  --------------------
Common stock, $.01 par value per share                    11,544,747 shares

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                     FISCAL QUARTER ENDED SEPTEMBER 21, 2001
                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                             ----------------
Part 1.  Financial Information
         Item 1.  Condensed Consolidated Financial Statements (Unaudited):
                  Condensed Consolidated Balance Sheets ................................             3
                  Condensed Consolidated Statements of Operations ......................             4
                  Condensed Consolidated Statements of Stockholders' Equity ............             5
                  Condensed Consolidated Statements of Cash Flows ......................             6
                  Notes to Condensed Consolidated Financial Statements .................             7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................................            14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...........            24

Part 2.  Other Information
         Item 1.  Legal Proceedings ....................................................            25
         Item 6.  Exhibits and Reports on Form 8-K .....................................            25
         Signatures ....................................................................            26

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  September 21, 2001   December 29, 2000
                                                                                  ------------------   -----------------
                                                                                               (In millions)
                           ASSETS
Current assets
    Cash and cash equivalents ..................................................  $                -   $               -
    Accounts receivable, net of allowances of $7.6 million and $9.0
                  million, respectively ........................................               230.4               215.7
    Accounts receivable from APL ...............................................                 6.1                 6.0
    Prepaid expenses and other .................................................                10.0                10.3
    Deferred income taxes ......................................................                 7.3                 9.7
                                                                                  ------------------   -----------------
        Total current assets ...................................................               253.8               241.7
                                                                                  ------------------   -----------------

Property and equipment
    Property and equipment at cost .............................................                83.5                74.3
    Accumulated depreciation ...................................................               (24.9)              (17.8)
                                                                                  ------------------   -----------------
        Property and equipment, net ............................................                58.6                56.5
                                                                                  ------------------   -----------------

Other assets
    Goodwill, net ..............................................................               284.6               289.8
    Deferred income taxes ......................................................                56.4                59.0
    Other assets ...............................................................                 9.9                11.4
                                                                                  ------------------   -----------------
         Total other assets ....................................................               350.9               360.2
                                                                                  ------------------   -----------------

Total assets ...................................................................  $            663.3   $           658.4
                                                                                  ==================   =================

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt and capital leases .....................  $              1.8   $             1.9
   Accounts payable and accrued liabilities ....................................               234.8               227.2
                                                                                  ------------------   -----------------
         Total current liabilities .............................................               236.6               229.1
                                                                                  ------------------   -----------------

Long-term liabilities
    Long-term debt and capital leases ..........................................               399.5               403.5
    Other ......................................................................                 3.2                 3.7
                                                                                  ------------------   -----------------
        Total long-term liabilities ............................................               402.7               407.2
                                                                                  ------------------   -----------------
Total liabilities ..............................................................               639.3               636.3
                                                                                  ------------------   -----------------

Minority interest - exchangeable preferred stock of a subsidiary................                25.7                25.0
                                                                                  ------------------   -----------------
Commitments and contingencies (Notes 6 and 9)
Stockholders' equity
    Preferred stock: $0.01 par value, 1,000,000 shares
          authorized, 44,997 issued and none outstanding .......................                   -                   -
    Common stock:  $0.01 par value, 20,000,000 shares
          authorized, 11,544,747 and 11,361,373 issued and
          outstanding at September 21, 2001 and December 29, 2000
          respectively .........................................................                 0.1                 0.1
    Additional paid-in-capital .................................................               119.0               118.7
    Unearned compensation ......................................................                (0.3)               (0.3)
    Treasury stock .............................................................                (0.4)               (0.2)
    Accumulated deficit ........................................................              (118.3)             (121.3)
    Accumulated other comprehensive income (loss) ..............................                (1.8)                0.1
                                                                                  ------------------   -----------------
       Total stockholders' equity (deficit) ....................................                (1.7)               (2.9)
                                                                                  ------------------   -----------------
Total liabilities and stockholders' equity .....................................  $            663.3   $           658.4
                                                                                  ==================   =================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                      Nine Months Ended
                                                  ---------------------------------       --------------------------------
                                                  Sept. 21, 2001     Sept. 22, 2000       Sept. 21, 2001    Sept. 22, 2000
                                                  --------------     --------------       --------------    --------------
                                                                   (in millions, except per share amounts)
Gross revenues ................................   $        398.1     $        307.2       $      1,269.9    $        915.4
Cost of purchased transportation and
    services ..................................            317.8              240.9              1,027.9             717.7
                                                  --------------     --------------       --------------    --------------
        Net revenues ..........................             80.3               66.3                242.0             197.7
                                                  --------------     --------------       --------------    --------------

Operating expenses:
    Direct operating expenses .................             22.1               20.4                 71.1              60.0
    Selling, general and administrative
         expenses .............................             37.3               24.4                115.4              73.1
    Depreciation and amortization .............              4.3                2.7                 13.3               8.2
    Merger and severance ......................              1.2                  -                  1.2                 -
    Other .....................................              4.0                  -                  4.0                 -
                                                  --------------     --------------       --------------    --------------
        Total operating expenses ..............             68.9               47.5                205.0             141.3
                                                  --------------     --------------       --------------    --------------

Income from operations ........................             11.4               18.8                 37.0              56.4
                                                  --------------     --------------       --------------    --------------

Interest expense, net .........................              8.6                7.8                 29.3              24.3
                                                  --------------     --------------       --------------    --------------

Income before income taxes and minority
    interest ..................................              2.8               11.0                  7.7              32.1
                                                  --------------     --------------       --------------    --------------

Income taxes ..................................              1.8                4.7                  3.9              13.6
Minority interest .............................                -                0.3                  0.8               1.2
                                                  --------------     --------------       --------------    --------------

Net income ....................................   $          1.0     $          6.0       $          3.0    $         17.3
                                                  ==============     ==============       ==============    ==============

Earnings per share (Note 8):

Basic:
Earnings per share ............................   $         0.09     $         0.54       $         0.26    $         1.58
                                                  ==============     ==============       ==============    ==============
Weighted average shares outstanding ...........       11,544,747         11,043,397           11,481,028        10,927,235
                                                  ==============     ==============       ==============    ==============

Diluted:
Earnings per share ............................   $         0.07     $         0.46       $         0.26    $         1.35
                                                  ==============     ==============       ==============    ==============
Weighted average shares outstanding ...........       14,226,493         13,881,129           14,162,774        13,742,951
                                                  ==============     ==============       ==============    ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 21, 2001
                                   (Unaudited)

                                              Preferred Stock              Common Stock
                                            -------------------   ------------------------------ Additional                Unearned
                                             No. of                 No. of                        Paid-in-   Accumulated     Comp-
                                             Shares     Amount      Shares           Amount       Capital      Deficit     Ensation
                                            --------   --------   -------------  --------------- ----------  -----------   --------
                                                                           (in millions, except share amounts)
Balance December 29, 2000..................   17,499   $     --      11,361,373  $           0.1 $    118.7  $    (121.3)  $   (0.3)
                                            ========   ========   =============  =============== ==========  ===========   ========
Net Income.................................       --         --              --               --         --          3.0         --
Other Comprehensive Income (Loss)
(Note 1)...................................
                                            --------   --------   -------------  --------------- ----------  -----------   --------
Total Comprehensive Income.................       --         --              --               --         --          3.0         --
Exercise of Preferred Stock Options........   27,498         --              --               --        0.2           --         --
Repurchase of Preferred Stock..............       --         --              --               --         --           --         --
Exercise of Common Stock Options...........       --         --         183,374               --        0.1           --         --
                                            --------   --------   -------------  --------------- ----------  -----------   --------

Balance September 21, 2001.................   44,997   $     --      11,544,747  $           0.1 $    119.0  $    (118.3)  $   (0.3)
                                            ========   ========   =============  =============== ==========  ===========   ========


                                              Treasury Stock      Accumulated
                                            -------------------       Other          Total
                                             No. of               Comprehensive   Stockholders'
                                             Shares     Amount    Income(Loss)   Equity(Deficit)
                                            --------   --------   -------------  ---------------

Balance December 29, 2000..................  (17,499)  $   (0.2)  $         0.1  $          (2.9)
                                            ========   ========   =============  ===============

Net Income.................................       --         --              --              3.0
Other Comprehensive Income (Loss)
(Note 1)...................................                                (1.9)            (1.9)
                                            --------   --------   -------------  ---------------
Total Comprehensive Income.................       --         --            (1.9)             1.1
Exercise of Preferred Stock Options........       --         --              --              0.2
Repurchase of Preferred Stock..............  (27,498)      (0.2)             --             (0.2)
Exercise of Common Stock Options...........       --         --              --              0.1
                                            --------   --------   -------------  ---------------

Balance September 21, 2001.................  (44,997)  $   (0.4)  $        (1.8) $          (1.7)
                                            ========   ========   =============  ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                     -------------------------------
                                                                                     Sept. 21, 2001   Sept. 22, 2000
                                                                                     --------------   --------------
                                                                                              (in millions)
    CASH FLOW FROM OPERATING ACTIVITIES
    Net income ...................................................................   $          3.0   $         17.3
                                                                                     --------------   --------------
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...........................................             13.3              8.2
         Deferred income taxes ...................................................              5.0              7.9
         Minority interest .......................................................              0.8              1.2
         Gain on sale of property and equipment ..................................             (0.1)               -
         Merger and severance ....................................................              1.2                -
         Other ...................................................................              4.0                -
         Changes in current assets and liabilities excluding the effects of acquisitions:
             Trade and other receivables .........................................            (14.8)           (20.9)
             Prepaid expenses and other assets ...................................              1.8             (1.7)
             Accounts payable and accrued liabilities ............................             10.7             (0.5)
             Other ...............................................................             (0.5)             0.9
                                                                                     --------------   --------------

                Net cash provided by operating activities ........................             24.4             12.4
                                                                                     --------------   --------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions, net of cash acquired ...........................................                -            (41.7)
    Capital expenditures .........................................................            (10.7)            (3.4)
    Proceeds from sales of property and equipment ................................              0.2              0.2
                                                                                     --------------   --------------

               Net cash used in investing activities .............................            (10.5)           (44.9)
                                                                                     --------------   --------------

    CASH FLOWS FROM FINANCING ACTIVITIES
    Checks drawn in excess of cash balances ......................................             (9.9)            10.7
    Proceeds of long-term debt, net of costs .....................................                -             25.0
    Proceeds from issuance of common stock .......................................              0.1              0.8
    Proceeds from issuance of preferred stock ....................................              0.2                -
    Repurchase of preferred stock ................................................             (0.2)               -
    Debt, revolving credit facility and capital lease obligation repayment .......             (4.1)           (16.2)
                                                                                     --------------   --------------

               Net cash provided by (used in) financing activities ...............           ( 13.9)            20.3
                                                                                     --------------   --------------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................                -            (12.2)

    CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ..............................                -             12.2
                                                                                     --------------   --------------

    CASH AND CASH EQUIVALENTS - END OF PERIOD ....................................   $            -   $            -
                                                                                     ==============   ==============

    DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
             Issuance of Common Stock for acquisition ............................   $            -   $          6.0
             Issuance of 8.0% subordinated note for acquisition ..................   $            -   $          5.0

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The unaudited interim financial statements as of September 21, 2001 and for the three and nine months ended September 21, 2001 and September 22, 2000 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 29, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

         The condensed consolidated financial statements as of September 21, 2001 and for the three and nine months ended September 21, 2001 include the accounts of the Company and all entities in which the Company has more than a 50% equity ownership. For the three and nine months ended September 21, 2001, this includes Pacer Logistics, Inc., and its subsidiaries acquired May 28, 1999, the assets of Conex Global Logistics Services ("Conex"), Inc. acquired January 13, 2000, GTS Transportation Services, Inc. ("GTS") acquired August 31, 2000, RFI Group, Inc. acquired October 31, 2000 and Rail Van, Inc. acquired December 22, 2000. For the three and nine months ended September 22, 2000, this includes Pacer Logistics, Inc., Conex and GTS since acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

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

New Accounting Standards

         The Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July, 2001 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in October, 2001. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company has not yet completed their analysis of the effects that these new standards will have on the results of operations; although it does not expect the implementation of these standards to have a significant effect on the results of operations or financial condition.

         The Financial Accounting Standards Board also recently issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are expected to become effective for the Company on December 29, 2001. While the Company is currently studying the impact of these statements, SFAS 142 is expected to result in significant modifications relative to the Company's accounting for goodwill. Specifically, the Company will cease goodwill amortization beginning December 29, 2001. Additionally, the recorded goodwill will be subjected to new impairment testing criteria. Other than cessation of goodwill amortization, the Company has not completed an evaluation of the impact of adoption on the Company's financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

Other Comprehensive Income

     Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

                                                              Three Months Ended                Nine Months Ended
                                                         ----------------------------     -----------------------------
                                                          Sept. 21,       Sept. 22,        Sept. 21,        Sept. 22,
                                                            2001            2000             2001             2000
                                                         ------------    ------------     ------------    -------------
Foreign Currency Translation Adjustment..............    $          -    $          -     $       (0.1)   $           -
Derivative Instrument Fair Value,
   Net of Amortization ..............................            (1.6)              -             (1.8)               -
                                                         ------------    ------------     ------------    -------------

Other Comprehensive Income (Loss) ...................    $       (1.6)   $          -     $       (1.9)   $           -
                                                         ============    ============     ============    =============


NOTE 2. STATEMENTS OF OPERATIONS

     During the quarter ended September 21, 2001, the Company recorded a total of $6.9 million of charges as further described below.

     Direct operating expenses included $1.4 million for the repair and return of 2,700 containers and 1,300 chassis as part of a program to downsize the container and chassis fleet. Selling, general and administrative expenses included $0.3 million for legal fees related to a civil lawsuit filed by the Company against the former owner of an acquired business. Other included $1.9 million for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of IPO costs and $0.5 million for early termination of the chassis and container maintenance agreement. For the 2000 periods there were no significant amounts relating to these matters.

     In December 2000, the Company recorded a merger and severance charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van, Inc. During the quarter ended September 21, 2001, merger and severance included $0.8 million for the severance of employees and $0.4 million for the write-off of impaired assets. The majority of severance charges are planned to be incurred in the last half of 2001 and completed in 2002.

     The table below details merger and severance activity (in millions).

                                                                            Facilities and
                                                           Severance            Other              Total
                                                         -------------    ------------------    -----------
   Beginning balance December 29, 2000...............    $         5.0    $              2.7    $       7.7

      Additions at Sept. 21, 2001 ..................               0.8                   0.4            1.2

      Charges through Sept. 21, 2001 ...............              (2.5)                 (1.6)          (4.1)
                                                         -------------    ------------------    -----------

   Balance at Sept. 21, 2001 .......................     $         3.3     $             1.5    $       4.8
                                                         =============    ==================    ===========

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

NOTE 3.  LONG-TERM DEBT

     At September 21, 2001, the Company had $21.4 million available under the $100.0 million revolving credit facility expiring in 2004. At September 21, 2001, the interest rate on the revolving credit facility was 6.1%. During the first nine months of 2001, the Company repaid $3.0 million under the revolving credit facility and repaid $0.9 million of term loans and $0.2 million of capital lease obligations.

NOTE 4.  RELATED PARTY TRANSACTIONS

     The Company has signed long-term agreements with APL Limited (the Company's former parent) for the domestic transportation on the stacktrain network of APL Limited's international freight for an annual management fee of $6.6 million and for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. In addition, the information technology services of APL Limited are currently being provided to the Company. The annual fee for these services is $10.0 million. In March 2001, the Company entered into a contract with a software developer/service provider to begin the conversion from APL Limited's computer systems to a stand-alone capability. At September 21, 2001, $5.1 million has been paid on the contract and capitalized in property and equipment. The project is expected to be completed by mid-year 2002.

     During the nine months ended September 22, 2000, the Company repaid $371,891 in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999. During the nine months ended September 21, 2001, the Company repaid the remaining $37,582 in notes payable to certain members of senior management including accrued interest.

NOTE 5.  PENSION PLANS AND STOCK OPTION PLANS

     During the third quarter of 2001, no options were exercised, 140,000 options were granted to management personnel to purchase Pacer International, Inc. common stock at $25.00 per share and 20,000 options were forfeited due to employee resignations.

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

     During the third quarter of 2000, certain members of senior management exercised options to purchase 40,000 shares of Pacer International, Inc. common stock at an average purchase price of $10.00 per share. In addition, 15,000 options were forfeited due to employee

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

resignations and 132,000 options were granted to management personnel to purchase Pacer International, Inc. common stock at $25.00 per share.

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

     International revenues generated by the Company's Retail segment for the first nine months of 2001 were $83.8 million in Europe and $5.5 million in Canada. The Company's

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

Wholesale segment generated $34.6 million in revenues for the first nine months of 2001 from Mexico. For the first nine months of 2000, no revenues were generated in Europe and $9.6 million were generated in Canada for the Company's Retail segment. The Wholesale segment generated $38.5 million in revenues from Mexico during the first nine months of 2000.

         For the nine-month period ended September 21, 2001, the Company had no customers that contributed more than 10% of the Company's total gross revenues. For the 2000 period, one customer contributed more than 10% of the Company's total gross revenues. Total gross revenues of $114.4 million were generated by both reporting segments from Union Pacific for the nine months ended September 22, 2000.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

         The following table presents reportable segment information for the three and nine months ended September 21, 2001 and September 22, 2000 (in millions).

                                               Wholesale          Retail            Other          Consolidated
                                              -----------        --------          -------         ------------
3 Months ended September 21, 2001
      Gross revenues ......................   $    191.5         $  230.3          $ (23.7)         $     398.1
      Net revenues ........................         44.5             35.8                -                 80.3
      Income from operations ..............          9.9              3.1             (1.6)                11.4
      Interest expense, net ...............          4.7              3.9                -                  8.6
      Tax expense .........................          3.2             (0.4)            (1.0)                 1.8
      Net income ..........................          2.0             (0.4)            (0.6)                 1.0
      Depreciation and amortization .......          1.3              3.0                -                  4.3
      Capital expenditures ................          1.5              1.0                -                  2.5
      Total assets ........................        451.0            277.9            (65.6)               663.3

3 Months ended September 22, 2000
      Gross revenues ......................   $    192.7         $  124.5          $ (10.0)         $     307.2
      Net revenues ........................         44.0             22.3                -                 66.3
      Income from operations ..............         13.0              5.8                -                 18.8
      Interest expense, net ...............          5.0              2.8                -                  7.8
      Tax expense .........................          3.4              1.3                -                  4.7
      Net income ..........................          4.6              1.7             (0.3)                 6.0
      Depreciation and amortization .......          1.3              1.4                -                  2.7
      Capital expenditures ................          0.4              1.1                -                  1.5
      Total assets ........................        364.3            198.7            (78.1)               484.9

9 Months ended September 21, 2001
      Gross revenues ......................   $    591.5         $  741.5          $ (63.1)         $   1,269.9
      Net revenues ........................        132.2            109.8                -                242.0
      Income from operations ..............         24.8             13.8             (1.6)                37.0
      Interest expense, net ...............         15.6             13.7                -                 29.3
      Tax expense .........................          4.9                -             (1.0)                 3.9
      Net income ..........................          4.3              0.1             (1.4)                 3.0
      Depreciation and amortization .......          4.1              9.2                -                 13.3
      Capital expenditures ................          5.8              4.9                -                 10.7
      Total assets ........................        451.0            277.9            (65.6)               663.3

9 Months ended September 22, 2000
      Gross revenues ......................   $    593.6         $  348.4          $ (26.6)         $     915.4
      Net revenues ........................        132.2             65.5                -                197.7
      Income from operations ..............         40.2             16.2                -                 56.4
      Interest expense, net ...............         16.9              7.4                -                 24.3
      Tax expense .........................          9.9              3.7                -                 13.6
      Net income ..........................         13.4              5.1             (1.2)                17.3
      Depreciation and amortization .......          4.0              4.2                -                  8.2
      Capital expenditures ................          0.7              2.7                -                  3.4
      Total assets ........................        364.3            198.7            (78.1)               484.9

Data in the "Other" column includes elimination of intercompany balances and subsidiary investment as well as the write-off in September 2001 of $1.6 million of IPO costs.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

     NOTE 8.  EARNINGS PER SHARE

          The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

                                                              Three Months Ended                       Nine Months Ended
                                                     ----------------------------------   -----------------------------------
                                                     Sept. 21, 2001      Sept. 22, 2000     Sept. 21, 2001     Sept. 22, 2000
                                                     --------------     ---------------   ----------------   ---------------
Numerator:
Net income - basic ...............................   $          1.0     $           6.0   $            3.0   $           17.3
  Minority interest ..............................                -                 0.3                0.8                1.2
                                                     --------------     ---------------   ----------------   ----------------
Numerator for earnings per share-diluted .........   $          1.0     $           6.3   $            3.8   $           18.5
                                                     ==============     ===============   ================   ================

Denominator:
  Denominator for earnings per share-basic-
    Common shares outstanding ....................       11,544,747          11,043,397         11,481,028         10,927,235
  Effect of dilutive securities:
    Stock options ................................          446,901             602,887            446,901            580,870
    Exchangeable preferred stock of subsidiary ...        2,234,845           2,234,845          2,234,845          2,234,845
                                                     --------------     ---------------   ----------------   ----------------
Denominator for earnings per share-diluted .......       14,226,493          13,881,129         14,162,774         13,742,950
                                                     --------------     ---------------   ----------------   ----------------

Earnings per share-basic .........................   $         0.09     $          0.54   $           0.26   $           1.58
                                                     ==============     ===============   ================   ================

Earnings per share-diluted .......................   $         0.07     $          0.46   $           0.26   $           1.35
                                                     ==============     ===============   ================   ================

     NOTE 9.  HEDGING ACTIVITIES

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

     Interest expense for the three and nine months ended September 21, 2001 includes no net gains or losses representing cash flow hedge ineffectiveness, since the critical terms of the Company's swap agreements and debt obligations are matched. The Company recognizes additional interest expense resulting from amortization of amounts deferred to Other Comprehensive Income.

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

Results of Operations
---------------------

     Amounts for the Retail segment for the first nine months of 2001 include the results of our year 2000 acquisitions. Two of these acquisitions occurred subsequent to the first nine months of 2000 (the "post-nine month 2000 acquisitions") and are therefore not included in the first nine months 2000 results. GTS Transportation Services, Inc. ("GTS") was acquired on August 31, 2000 and is included in 2000 results since acquisition. RFI Group, Inc. ("RFI") was acquired on October 31, 2000 and Rail Van, Inc. ("Rail Van") on December 22, 2000 both of which are excluded from 2000 results. The acquisition of Conex occurred on January 13, 2000 and is included in both periods.

Three Months Ended September 21, 2001 Compared to Three Months Ended September
------------------------------------------------------------------------------
22, 2000
--------

     The following table sets forth our historical financial data for the three months ended September 21, 2001 and September 22, 2000 (in millions). An asterisk indicates that Retail segment data is not comparable because the 2000 amounts do not include comparable results for GTS, RFI and Rail Van all acquired during or subsequent to the third quarter of 2000.

                 Financial Data Comparison by Reportable Segment
          Three Months Ended September 21, 2001 and September 22, 2000

                                                         2001            2000         Change        % Change
                                                      ----------      ----------    ----------     -----------
Gross revenues
   Wholesale ......................................   $    191.5      $    192.7    $     (1.2)           -0.6%
    Retail ........................................        230.3           124.5         105.8               *
    Inter-segment elimination .....................        (23.7)          (10.0)        (13.7)              *
                                                      ----------      ----------    ----------     -----------
       Total ......................................        398.1           307.2          90.9            29.6

Cost of purchased transportation and services
   Wholesale ......................................        147.0           148.7          (1.7)           -1.1
    Retail ........................................        194.5           102.2          92.3               *
    Inter-segment elimination .....................        (23.7)          (10.0)        (13.7)              *
                                                      ----------      ----------    ----------     -----------
       Total ......................................        317.8           240.9          76.9            31.9

Net revenues
   Wholesale ......................................         44.5            44.0           0.5             1.1
    Retail ........................................         35.8            22.3          13.5               *
                                                      ----------      ----------    ----------     -----------
       Total ......................................         80.3            66.3          14.0            21.1

Direct operating expenses
   Wholesale ......................................         22.1            20.4           1.7             8.3
    Retail ........................................            -               -             -               -
                                                      ----------      ----------    ----------     -----------
       Total ......................................         22.1            20.4           1.7             8.3

Selling, general & administrative expenses
   Wholesale ......................................          9.9             9.3           0.6             6.5
    Retail ........................................         27.4            15.1          12.3               *
                                                      ----------      ----------    ----------     -----------
       Total ......................................         37.3            24.4          12.9            52.9

Depreciation and amortization
   Wholesale ......................................          1.3             1.3             -               -
    Retail ........................................          3.0             1.4           1.6               *
                                                      ----------      ----------    ----------     -----------
       Total ......................................          4.3             2.7           1.6            59.3

Merger and severance
   Wholesale ......................................          0.8               -           0.8               *
    Retail ........................................          0.4               -           0.4               *
                                                      ----------      ----------    ----------     -----------
       Total ......................................          1.2               -           1.2               *

Other
   Wholesale ......................................          0.5               -           0.5               *
    Retail ........................................          1.9               -           1.9               *
    Write-off of IPO costs ........................          1.6               -           1.6               *
                                                      ----------      ----------    ----------     -----------
       Total ......................................          4.0               -           4.0               *

Income from operations
   Wholesale ......................................          9.9            13.0          (3.1)          -23.8
    Retail ........................................          3.1             5.8          (2.7)              *
    Write-off of IPO costs ........................         (1.6)              -          (1.6)              *
                                                      ----------      ----------    ----------     -----------
       Total ......................................         11.4            18.8          (7.4)          -39.4

Interest expense, net .............................          8.6             7.8           0.8            10.3
Income tax expense ................................          1.8             4.7          (2.9)          -61.7
Minority interest .................................            -             0.3          (0.3)         -100.0
Net income ........................................   $      1.0      $      6.0    $     (5.0)          -83.3
--------------------------------------------------
* Not comparable

         Gross Revenues. Gross revenues increased $90.9 million, or 29.6%, for the three months ended September 21, 2001 compared to the three months ended September 22, 2000. The post-nine month 2000 acquisitions accounted for approximately $115.1 million of the increase. Excluding the post-nine month 2000 acquisitions, gross revenues for the Retail segment decreased by approximately $9.3 million, reflecting a $12.6 million reduction in intermodal marketing, truck brokerage and freight handling operations partially offset by a $3.3 million increase in revenues in local and specialized trucking operations. The Wholesale segment decrease of $1.2 million was due primarily to a $6.7 million decrease in freight revenues partially offset by a $4.9 million increase in railcar rental revenue associated with the increase in railcars for the 2001 period and a $0.6 million increase in repositioning revenues. The freight revenue decrease was due to a decline in container volumes and the average freight revenue per container. The overall container volume decrease of 2.1% for the period was due primarily to a 24.7% reduction in automotive traffic. The 1.7% reduction in average freight revenue per container was due to volume reductions in the higher rated automotive business coupled with domestic traffic rate reductions. Inter-segment revenues increased by $13.7 million primarily as the result of the acquisition of Rail Van.

     The Company's results for the third quarter of 2001 have been negatively impacted by the continuation of the general economic downturn experienced during the first and second quarters of 2001. The downturn has produced overcapacity in selected markets which increases competitive pressures to reduce transportation rates. The Company's intermodal marketing, truck brokerage and freight handling operations have experienced reduced shipments from major retailers and other customers, while the Wholesale operations have been affected by reduced automotive shipments. The economic downturn has continued into the fourth quarter of 2001 and continues to negatively impact our operations.

     Net Revenues. Net revenues increased $14.0 million, or 21.1%, for the 2001 period compared to the 2000 period. The post-nine month 2000 acquisitions accounted for $15.6 million of the increase while the remaining Retail operations decreased by $2.1 million due to the economic downturn discussed above. Wholesale segment net revenues increased $0.5 million for the third quarter of 2001 compared to the third quarter of 2000. The Wholesale segment gross margin increased to 23.2% in the 2001 period from 22.8% in the 2000 period due primarily to the increase in railcar rental income discussed above partially offset by reduced margins on freight transportation associated with competitive market pressures related to excess capacity. The Retail segment gross margin decreased to 15.5% in the 2001 period from 17.9% in the 2000 period due primarily to the lower margins associated with business of the post-nine month 2000 acquisitions.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the Wholesale segment, increased $1.7 million, or 8.3%, in the 2001 period compared to the 2000 period due to increased equipment lease and maintenance expenses as a result of the expansion of the fleet of railcars, partially offset by reduced container and chassis lease expenses. During the 2001 period, $1.4 million was charged for container and chassis return costs required in order to return 2,700 containers and 1,300 chassis as part of a program to downsize the container and chassis fleet.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.9 million, or 52.9%, in the 2001 period compared to the 2000 period. The post-nine month 2000 acquisitions accounted for $12.0 million of the Retail segment increase and legal fees of $0.3 million related to a lawsuit filed by the Company accounted for the remaining Retail segment increase. The Wholesale segment accounted for $0.6 million of the increase due primarily to an increase in headcount since the 2000 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999.

     Depreciation and Amortization. Depreciation and amortization expenses increased $1.6 million, or 59.3%, for the 2001 period compared to the 2000 period. The Retail segment including the post-nine month acquisitions accounted for all of the increase. Depreciation expense was $2.6 million and $1.6 million and amortization expense was $1.7 million and $1.1 million for the 2001 period and 2000 period, respectively.

     Merger and Severance. In September 2001, the Company recorded an additional $1.2 million pre-tax charge including $0.8 million for the severance of employees in the Wholesale segment and $0.4 million for the write-off of Retail segment assets that are no longer feasible and have been abandoned.

     Other. Other expenses included $1.9 million for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of IPO costs relating to the Company's planned IPO and $0.5 million for early termination costs associated with the termination of a chassis and container maintenance agreement.

     Income From Operations. Income from operations decreased $7.4 million, or 39.4%, from $18.8 million in the 2000 period to $11.4 million in the 2001 period. The Wholesale segment accounted for $3.1 million of the decrease due primarily to the 25% reduction in automotive shipments, the $1.4 million charge for container and chassis return costs required to downsize the container and chassis fleet, the increase in equipment costs associated with the expansion of the railcar fleet and the merger and severance charge. Retail segment income from operations decreased $2.7 million for the 2001 period. Income from operations for the post-nine month 2000 acquisitions was $2.2 million while the remaining Retail operations decreased $4.9 million reflecting the economic downturn discussed above, the write-off of agent balances and the merger and severance charge. The write-off of IPO costs accounted for $1.6 million of the decline in income from operations.

     Income from operations, before the $6.9 million of charges discussed below, decreased $0.5 million from $18.8 million in the 2000 period to $18.3 million in the 2001 period reflecting the continuation of the economic downturn. The $6.9 million of charges included $1.2 million discussed in Merger and Severance above, $4.0 million discussed in Other above, $1.4 million for the container and chassis return program included in Direct Operating Expenses and $0.3 million for legal fees included in Selling, General and Administrative expenses.

     Interest Expense. Interest expense increased by $0.8 million, or 10.3%, for the 2001 period compared to the 2000 period due to the higher level of outstanding debt in the 2001 period partially offset by lower interest rates in 2001. The Company borrowed $68.2 million from the revolving credit facility and issued $40.0 million in new term loans to fund the acquisitions of GTS, RFI and Rail Van.

     Income Tax Expense. Income tax expense decreased $2.9 million in the 2001 period compared to the 2000 period due to lower pre-tax income in the 2001 period.

     Net Income. Net income decreased $5.0 million from $6.0 million in the 2000 period to $1.0 million in the 2001 period. The Wholesale segment accounted for a decrease of $2.6 million due primarily to decreased income from operations. The Retail segment accounted for $2.1 million of the decrease due primarily to increased interest expense and corporate costs accounted for a decrease of $0.3 million.

Nine Months Ended September 21, 2001 Compared to Nine Months Ended September 22,
--------------------------------------------------------------------------------
2000
----

     The following table sets forth our historical financial data for the nine months ended September 21, 2001 and September 22, 2000 (in millions). An asterisk indicates that Retail segment data is not comparable because the 2000 amounts do not include comparable results for GTS, RFI and Rail Van all acquired during or subsequent to the third quarter of 2000.

                 Financial Data Comparison by Reportable Segment
           Nine Months Ended September 21, 2001 and September 22, 2000

                                                          2001            2000         Change        % Change
                                                      -----------     -----------    ----------    ------------
Gross revenues
   Wholesale .....................................    $    591.5      $    593.6     $    (2.1)           -0.4%
    Retail .......................................         741.5           348.4         393.1               *
    Inter-segment elimination ....................         (63.1)          (26.6)        (36.5)              *
                                                      -----------     -----------    ----------    ------------
       Total .....................................       1,269.9           915.4         354.5            38.7

Cost of purchased transportation and services
   Wholesale .....................................         459.3           461.4          (2.1)           -0.5
    Retail .......................................         631.7           282.9         348.8               *
    Inter-segment elimination ....................         (63.1)          (26.6)        (36.5)              *
                                                      -----------     -----------    ----------    ------------
       Total .....................................       1,027.9           717.7         310.2            43.2

Net revenues
   Wholesale .....................................         132.2           132.2             -               -
    Retail .......................................         109.8            65.5          44.3               *
                                                      -----------     -----------    ----------    ------------
       Total .....................................         242.0           197.7          44.3            22.4

Direct operating expenses
   Wholesale .....................................          71.1            60.0          11.1            18.5
    Retail .......................................             -               -             -               -
                                                      -----------     -----------    ----------    ------------
       Total .....................................          71.1            60.0          11.1            18.5

Selling, general & administrative expenses
   Wholesale .....................................          30.9            28.0           2.9            10.4
    Retail .......................................          84.5            45.1          39.4               *
                                                      -----------     -----------    ----------    ------------
       Total .....................................         115.4            73.1          42.3            57.9

Depreciation and amortization
   Wholesale .....................................           4.1             4.0           0.1             2.5
    Retail .......................................           9.2             4.2           5.0               *
                                                      -----------     -----------    ----------    ------------
       Total .....................................          13.3             8.2           5.1            62.2

Merger and severance
   Wholesale .....................................           0.8               -           0.8               *
    Retail .......................................           0.4               -           0.4               *
                                                      -----------     -----------    ----------    ------------
       Total .....................................           1.2               -           1.2               *

Other
   Wholesale .....................................           0.5               -           0.5               *
    Retail .......................................           1.9               -           1.9               *
    Write-off of IPO costs .......................           1.6               -           1.6               *
                                                      -----------     -----------    ----------    ------------
       Total .....................................           4.0               -           4.0               *

Income from operations
   Wholesale .....................................          24.8            40.2         (15.4)          -38.3
    Retail .......................................          13.8            16.2          (2.4)              *
    Write-off of IPO costs .......................          (1.6)              -          (1.6)              *
                                                      -----------     -----------    ----------    ------------
       Total .....................................          37.0            56.4         (19.4)          -34.4

Interest  expense, net ...........................          29.3            24.3           5.0            20.6
Income tax expense ...............................           3.9            13.6          (9.7)          -71.3
Minority interest ................................           0.8             1.2          (0.4)          -33.3
Net income .......................................    $      3.0      $     17.3     $   (14.3)          -82.7

--------------------------------------------------
* Not comparable

     Gross Revenues. Gross revenues increased $354.5 million, or 38.7%, for the nine months ended September 21, 2001 compared to the nine months ended September 22, 2000. The post-nine month 2000 acquisitions accounted for approximately $422.4 million of the increase. Excluding the post-nine month 2000 acquisitions, gross revenues for the Retail segment decreased by approximately $29.3 million, reflecting a $40.4 million reduction in intermodal marketing, truck brokerage and freight handling operations partially offset by a $11.1 million increase in revenues in local and specialized trucking operations. The Wholesale segment decrease of $2.1 million was due primarily to a $19.3 million, or 3.5%, decrease in freight revenues partially offset by a $14.2 million increase in railcar rental revenue associated with the increase in railcars for the 2001 period and a $3.0 million increase in repositioning revenues. The freight revenue decrease was due to a decline in the average freight revenue per container and to a decline in container volumes. The 2.5% reduction in the average freight revenue per container resulted from volume reductions in the higher rated automotive business and volume increases in the lower rated domestic traffic. Container volumes decreased by 5,031 containers, or 1.0%, due primarily to a 19.3% reduction in automotive traffic. Inter-segment revenues increased by $36.5 million primarily as the result of the acquisition of Rail Van.

     The Company's results for the first nine months of 2001 have been negatively impacted by the continuation of the general economic downturn experienced during the first and second quarters of 2001. The downturn has produced overcapacity in selected markets which increases competitive pressures to reduce transportation rates. The Company's intermodal marketing, truck brokerage and freight handling operations have experienced reduced shipments from major retailers and other customers, while the Wholesale operations have been affected by reduced automotive shipments. The economic downturn has continued into the fourth quarter of 2001 and continues to negatively impact our operations.

     Net Revenues. Net revenues increased $44.3 million, or 22.4%, for the 2001 period compared to the 2000 period. The post-nine month 2000 acquisitions accounted for $50.1 million of the increase while the remaining Retail segment operations decreased $5.8 million due to the economic downturn discussed above. Wholesale segment net revenues were unchanged for the first nine months of 2001 compared to the first nine months of 2000. The Wholesale segment gross margin increased slightly to 22.4% in the 2001 period from 22.3% in the 2000 period due primarily to the increase in railcar rental income discussed above partially offset by reduced margins on freight transportation associated with competitive market pressures related to excess capacity. The Retail segment gross margin decreased to 14.8% in the 2001 period from 18.8% in the 2000 period due primarily to the lower margins associated with business of the post-nine month 2000 acquisitions.

     Direct Operating Expenses. Direct operating expenses, which are only incurred by the Wholesale segment, increased $11.1 million, or 18.5%, in the 2001 period compared to the 2000 period due to increased equipment lease and maintenance expenses as a result of the expansion of the fleet of railcars. During the 2001 period, $1.4 million was charged for container and chassis return costs required in order to return 2,700 containers and 1,300 chassis as part of a program to downsize the container and chassis fleet.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $42.3 million, or 57.9%, in the 2001 period compared to the 2000 period. The post-nine month 2000 acquisitions accounted for $39.1 million of the Retail segment increase and legal fees of $0.3 million related to a lawsuit filed by the Company accounted for the remaining Retail segment increase. The Wholesale segment accounted for $2.9 million of the increase due primarily to an increase in headcount since the 2000 period associated with completing the organizational changeover from APL Limited to Pacer since May 1999. In March 2001, the Company terminated a container and chassis maintenance management contract and brought that function in-house, which while increasing administrative labor costs, is expected to reduce repair and maintenance costs and provide for more control of the maintenance function in the future. Also in March 2001, the Company entered into a contract with a software developer/service provider to begin the conversion from APL Limited's computer systems to a stand-alone capability. The conversion is continuing and is expected to be completed by mid-year 2002.

     Depreciation and Amortization. Depreciation and amortization expenses increased $5.1 million, or 62.2%, for the 2001 period compared to the 2000 period. The Retail segment including the post-nine month 2000 acquisitions accounted for $5.0 million of the increase and the Wholesale segment accounted for the remaining $0.1 million. Depreciation expense was $7.9 million and $4.9 million and amortization expense was $5.4 million and $3.3 million for the 2001 period and 2000 period, respectively.

     Merger and Severance. In September 2001, the Company recorded an additional $1.2 million pre-tax charge including $0.8 million for the severance of employees in the Wholesale segment and $0.4 million for the write-off of Retail segment assets that are no longer feasible and have been abandoned.

     Other. Other expenses included $1.9 million for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of IPO costs relating to the Company's planned IPO and $0.5 million for early termination costs associated with the termination of a chassis and container maintenance agreement.

     Income From Operations. Income from operations decreased $19.4 million, or 34.4%, from $56.4 million in the 2000 period to $37.0 million in the 2001 period. The Wholesale segment accounted for $15.4 million of the decrease due primarily to the 19% reduction in automotive shipments, the $1.4 million charge for container and chassis return costs required to downsize the container and chassis fleet, the increase in equipment costs associated with the expansion of the railcar fleet and the merger and severance charge. Retail segment income from operations decreased by $2.4 million for the 2001 period compared to the same period in 2000. Income from operations for the post-nine month 2000 acquisitions was approximately $6.4 million while the remaining Retail operations decreased $8.8 million reflecting the economic downturn discussed above, the write-off of agent balances and the merger and severance charge. The write-off of IPO costs accounted for $1.6 million of the decline in income from operations.

     Income from operations, before the $6.9 million of charges discussed below, decreased $12.5 million from $56.4 million in the 2000 period to $43.9 million in the 2001 period reflecting the continuation of the economic downturn. The $6.9 million of charges included $1.2 million discussed in Merger and Severance above, $4.0 million discussed in Other above, $1.4 million for the container and chassis return program included in Direct Operating Expenses and $0.3 million for legal fees included in Selling, General and Administrative Expenses.

     Interest Expense. Interest expense increased by $5.0 million, or 20.6%, for the 2001 period compared to the 2000 period due to the higher level of outstanding debt in the 2001 period partially offset by lower interest rates in 2001. The Company borrowed $68.2 million from the revolving credit facility and issued $40.0 million in new term loans to fund the acquisitions of GTS, RFI and Rail Van.

     Income Tax Expense. Income tax expense decreased $9.7 million in the 2001 period compared to the 2000 period due to lower pre-tax income in the 2001 period.

     Net Income. Net income decreased $14.3 million from $17.3 million in the 2000 period to $3.0 million in the 2001 period. The Wholesale segment accounted for $9.1 million of the decrease due primarily to decreased income from operations. The Retail segment accounted for $5.0 million of the decrease due primarily to increased interest expense and corporate costs accounted for a decrease of $0.2 million.

Liquidity and Capital Resources
-------------------------------

     Cash provided by operating activities for the first nine months of 2001 was $24.4 million compared to $12.4 million for the first nine months of 2000. The increased source of cash for the 2001 period was due primarily to improved working capital during the 2001 period. Partially offsetting the increased source of cash were interest payments of $23.9 million during the first nine months of 2001 compared to $19.4 million for the same period in 2000, merger and severance cash payments of $3.0 million, acquisition fees and expenses paid of $2.0 million primarily for the acquisitions of GTS, RFI and Rail Van, as well as reduced income from operations during the 2001 period. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and for acquisitions. The Company had working capital of $17.2 million at September 21, 2001 compared to a deficit of $4.8 million at September 22, 2000. The increase in working capital is primarily due to the acquisitions during 2000.

     During the quarter ended September 21, 2001, the Company charged a total of $6.9 million to operating expense as described below. The charges included $1.9 million for the write-off of agent balances due to agent bankruptcy; $1.6 million for the write-off of IPO costs relating to the Company's planned IPO; $1.4 million for container and chassis return costs required as part of a program to downsize the container and chassis fleet; $1.2 million for additional merger and severance costs; $0.5 million for early container and chassis maintenance agreement termination costs; and $0.3 million for legal fees related to a civil lawsuit filed by the Company against the former owner of an acquired business.

     Cash flows used in investing activities were $10.5 million and $44.9 million for the 2001 period and 2000 period, respectively. The use of cash during the first nine months of 2001 was for capital expenditures primarily for computer and related equipment including amounts for the conversion of the Wholesale computer systems from APL Limited to an in-house capability and the expansion of the Rail Van computer system to handle the retail operations requirements. During the first nine months of 2000, the Company acquired Conex assets for $26.4 million in cash and issued common stock and a subordinated note as described below and acquired GTS for $15.3 million in cash. Capital expenditures of $3.4 million for the first nine months of 2000 were for computer equipment and leasehold improvements to office space and warehouse facilities.

     Cash flows provided by (used for) financing activities were $(13.9) million for the first nine months of 2001 compared to $20.3 million for the first nine months of 2000. The use of cash in the 2001 period was due to cash management activities as well as debt repayment. During the first nine months of 2001, the Company repaid $3.0 million under the revolving credit facility and repaid $0.9 million of term loans and $0.2 million of capital lease obligations. During the first nine months of 2001, certain members of senior management exercised options to purchase 183,374 shares of Pacer International, Inc. common stock for total proceeds of $0.1 million. The proceeds were used to repay the remaining portion of the notes payable to management that were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In addition, certain members of senior management exercised options to purchase 27,498 shares of Pacer International, Inc. preferred stock for total proceeds of $0.2 million. The Company elected, at its discretion, to repurchase the preferred stock that arose from the exercise of the options.

     During the first nine months of 2000, certain members of senior management exercised options to purchase 337,373 shares of Pacer International, Inc. common stock for total proceeds of $0.8 million. The proceeds were used to make an initial payment on notes payable to management which were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In connection with the acquisition of GTS, the Company borrowed $10.0 million from the revolving credit facility to purchase the stock of GTS. In connection with the acquisition of Conex assets, the Company borrowed $15.0 million from the revolving credit facility expiring in 2004, issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due 2003 and issued Conex shareholders 300,000 shares of Pacer International, Inc. common stock valued at $6.0 million. During the first nine of 2000, $15.0 million was repaid on the revolving credit facility, $0.7 million was repaid on the term loan facility, $0.4 million was repaid on notes payable to management and $0.1 million was repaid on capital lease obligations.

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

     The revolving and term loan credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries properties and assets. At September 21, 2001, the Company had $21.4 million available under the revolving credit facility, subject to borrowing base requirements. The credit agreement contains certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At September 21, 2001 the Company was in compliance with these covenants.

     The Wholesale segment took delivery of 851 containers and 76 chassis financed through operating lease and returned or retired 2,159 primarily 48-ft containers and 863 chassis during the first nine months of 2001. The Company received an additional 799 of 1,100 new railcars ordered in 2000 under operating lease during the first nine months of 2001 with the remaining 216 railcars on order to be received by December 2001.

     Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard.

     In December 2000, the Company filed a registration statement with the SEC with respect to an initial public offering of the Company's common stock. Proceeds from the IPO were expected to be used to repay indebtedness under the Company's credit facility. During the third quarter of 2001, the Company charged to expense $1.6 million of costs associated with the IPO.

Other Matters

     The Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in July, 2001 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in October, 2001. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company has not yet completed their analysis of the effects that these new standards will have on the results of operations; although it does not expect the implementation of these standards to have a significant effect on the results of operations or financial condition.

     The Financial Accounting Standards Board also recently issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are expected to become effective for the Company on December 29, 2001. While the Company is currently studying the impact of these statements, SFAS 142 is expected to result in significant modifications relative to the Company's accounting for goodwill. Specifically, the Company will cease goodwill amortization beginning December 29, 2001. Additionally, the recorded goodwill will be subjected to new impairment testing criteria. Other than cessation of goodwill amortization, the Company has not completed an evaluation of the impact of adoption on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk is affected primarily by changes in interest rates. Under the Company's policies, it may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. Effective April 11, 2001, the Company entered into two interest rate swap agreements totaling a notional amount of $100.0 million to take advantage of lower interest rates and hedge against interest rate increases on the Company's variable rate debt. As of September 21, 2001, a liability of $1.8 million is included in Accounts Payable and Accrued Liabilities and offset in Accumulated Other Comprehensive Income (Loss) which represents the fair market value of the swaps. The swaps terminate on October 11, 2002. Based upon the average variable interest rate debt outstanding during the first nine months of 2001, a 1% change in our variable interest rates would effect the Company's pre-tax earnings by approximately $2.6 million on an annual basis including the effects of the interest rate swaps entered into on April 11, 2001.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note 6 to the Notes to Condensed Consolidated Financial Statements.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             None.
             ----

        (b) During the three months ended September 21, 2001, no reports on Form 8-K were filed by the Company.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PACER INTERNATIONAL, INC.


Date: November 2, 2001                           By: /s/ L.C. Yarberry
      -------------------                            -----------------
                                                 Vice President - Finance
                                                 (Principal Financial Officer)