Form 10-K
period 2001-12-28
PACER INTERNATIONAL INC/TN
filed 2002-03-26
CIK 1091735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 28, 2001

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

                          2300 Clayton Road, Suite 1200
                                Concord, CA 94520
                         Telephone Number (887) 917-2237

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

                                Yes  X  No ____
                                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

As of March 15, 2002, none of the Registrant's Common Stock was held by non-affiliates.

On March 15, 2002, the Registrant had 11,544,747 outstanding shares of Common Stock, par value $.01 per share.

                              TABLE OF CONTENTS

                                                                                              Page
                                                                                           ------------

Part I.
   Items 1 and 2  Business and Properties.................................................      3
                  Overview................................................................      3
                  Information Technology..................................................      7
                  Customers...............................................................      8
                  Sales and Marketing.....................................................      8
                  Development of Our Company..............................................      8
                  Facilities/Equipment....................................................      9
                  Suppliers...............................................................     11
                  Relationship with APL Limited...........................................     12
                  Business Cycle..........................................................     12
                  Competition.............................................................     12
                  Employees...............................................................     13
                  Government Regulation...................................................     13
                  Environmental...........................................................     14
                  Risks Related to the Business...........................................     14
   Item 3.        Legal Proceedings.......................................................     22
   Item 4.        Submission of Matters to a Vote of Security Holders.....................     22

Part II.

   Item 5.        Market For Registrant's Common Equity and Related
                  Stockholder Matters.....................................................     23
   Item 6.        Selected Financial Data.................................................     24
   Item 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................     25
   Item 7A.       Quantitative and Qualitative Disclosures About Market Risk .............     40
   Item 8.        Financial Statements and Supplementary Data.............................     41
   Item 9.        Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure.....................................     41

Part III.

   Item 10.       Directors and Executive Officers of the Registrant......................     42
   Item 11.       Executive Compensation..................................................     45
   Item 12.       Security Ownership of Certain Beneficial Owners and
                  Management..............................................................     49
   Item 13.       Certain Relationships and Related Transactions..........................     52

Part IV.

   Item 14.       Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K................................................................     58
                  Index to Financial Statements and Financial Statement
                  Schedules...............................................................     F-1

                                     Part I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Forward-Looking Statements

         This annual report on Form 10-K contains forward looking statements, in accordance with Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as "anticipate", "believe", "could", "estimate", "expect", "intend", "plan", "may", "should", "will", "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this annual report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this annual report are discussed under "Risks Related to the Business" and elsewhere in this annual report.

         All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this annual report.

Overview

         We are a leading non-asset based North American third-party logistics company. We offer a broad array of logistics and other services to facilitate the movement of freight from origin to destination for our customers including numerous Fortune 500 customers such as Ford (6% of our 2001 revenues), General Electric (4% of our 2001 revenues), and Walmart Stores (2% of our 2001 revenues) and large global customers such as Sony (1% of our 2001 revenues). Our package of value-added logistics services involve the management and transportation of material, inventory and finished goods throughout the supply chains of our customers and include wholesale stacktrain services and retail trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services. Through these services, we optimize the flow of freight using multiple types of transportation and meet our customers' specific transportation and logistics needs. We combine these services with our proprietary advanced information systems to provide integrated, customized solutions which add value to our customers' operations by improving efficiency, reliability and control throughout our customers' supply chains and reducing their handling, delivery and inventory costs. We utilize a non-asset based strategy in which we seek to limit our investment in equipment, facilities and working capital through contracts and arrangements with various transportation providers. Through this strategy we generally control, without owning, our transportation and related equipment.

         As a non-asset based third-party logistics provider, we have capitalized on strong industry trends, including increasing outsourcing by businesses to companies like us that can manage their multiple transportation requirements. We have also achieved significant growth by acquiring and integrating businesses which enhance our service portfolio and geographic presence. Since our recapitalization and acquisition of Pacer Logistics in May 1999, we have acquired four companies. These acquisitions have enhanced our truck brokerage and freight handling services, added international freight forwarding to our portfolio of services and expanded the geographic coverage of our intermodal marketing services.

Our Service Offerings

             We have two reportable segments, the wholesale segment and the retail segment, which have separate management teams and offer different but related products and services (see Note 10 to the Consolidated Financial Statements for the financial results by segment).

Wholesale Services
------------------

             Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which nearly always include a rail and truck segment. Our use of the stacktrain method, consisting of the movement of cargo containers stacked two high on special railcars, significantly improves the efficiency of our service by increasing capacity at low incremental cost without sacrificing quality of service. We are the largest provider of container intermodal rail service in North America that is not affiliated with an individual railroad company. We sell intermodal service primarily to intermodal marketing companies, large automotive intermediaries, international ocean carriers as well as to our own internal intermodal marketing company. We compete primarily with rail carriers offering intermodal service and indirectly with over-the-road full truckload carriers.

             Given our significant intermodal rail market share, we have developed close working relationships with the railroads. Through long-term contracts and other operating arrangements with railroads, including Union Pacific Railroad, CSX and Canadian National Railroad and two railroads in Mexico, we have access to a 50,000-mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. These contracts provide for, among other things, favorable rates, minimum service standards, capacity assurances, priority handling and the utilization of nationwide terminal facilities.

             We maintain an extensive fleet of doublestack railcars, containers and chassis, substantially all of which are leased. As of December 28, 2001, our equipment consisted of 1,855 doublestack railcars, 22,333 containers and 27,420 chassis, which are steel frames with rubber tires used to transport containers over the highway. We also have access to APL Limited's fleet of containers, which we use to support the eastbound domestic transport of international freight for international shipping companies. In addition, we provide APL Limited and other shipping companies with equipment repositioning services through which we transport empty containers from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other wholesale customers, we receive compensation from the shipping companies for our repositioning service and from the other customers for shipment of their freight. In 2001, 2000 and 1999 we filled 81,376, 68,579 and 73,741 repositioned containers, respectively, with freight for shipment via our rail network on behalf of our domestic customers. Because of increased volumes in our retail business due primarily to our acquisitions in 2000, we have been be able to increase the percentage of repositioned containers that are filled and transported on behalf of our customers and thereby increase the profitability of our repositioning business.

             The size of our leased and owned equipment fleet, the frequent departures available to us through our rail contracts and the scope of the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements and gives us a significant advantage in attaining the responsiveness and reliability required by our customers at a competitive price. In addition, our access to sophisticated information technology enables us to continuously track cargo containers, chassis and railcars throughout our transportation network. Through our equipment fleet and long-term arrangements with rail carriers, we can control the transportation equipment used in our wholesale operations and are able to employ full-time personnel on-site at the terminals, which allow us to ensure close coordination of the services provided at these facilities.

Retail Services
---------------

         Intermodal Marketing
         --------------------

         In our role as an intermodal marketing company, we arrange for the movement of freight in containers and trailers throughout North America for global, national and regional manufacturers and retailers. Typically, we arrange for a full container or trailer load shipment to be picked up at origin by truck and transported a distance of less than 100 miles to a site for loading onto a train. The shipment is then transported via railroad (using either our wholesale services or rail carriers directly) several hundred miles to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be picked up and transported by truck to the final destination. In addition, we provide customized electronic tracking and analysis of charges, negotiate rail, truck and intermodal rates, determine the optimal routes, track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. We provide the majority of these services through a network of agents and independent trucking contractors, as well as through our own trucking services. An agent typically procures business for and manages a group of trucking contractors. Our intermodal marketing operations are based in Los Angeles and Livermore (California), East Rutherford (New Jersey), Memphis (Tennessee), Chicago (Illinois) and Columbus (Ohio). Our experienced transportation personnel are responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

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

         We provide truck brokerage services throughout North America through our customer service centers in Los Angeles (California), Dallas (Texas), Chicago (Illinois), East Rutherford (New Jersey) and Columbus (Ohio). Truck brokerage involves the procurement of trucking services of a licensed independent trucking contractor on behalf of a shipper. We rely extensively on the services of agents and independent contractors to provide our truck brokerage services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers' goods by truck and have over 5,000 approved agents and independent contractors in our truck brokerage network. We manage all aspects of these and related services for our customers, including selecting qualified carriers, negotiating rates, organizing or reconsolidating shipments into optimal truckloads, storing goods at our customer service centers until pickup, tracking shipments, resolving difficulties and billing. Our nationwide network of approved independent trucking contractors provides service to virtually any North American destination.

         Our truckload operations consist of flatbed and specialized heavy-haul trucking services, as well as full-load, regional and local trucking services. Our capital investment in truckload operations is limited. We contract with independent trucking contractors that own and operate a fleet of 600 vehicles equipped with flatbed and specialized trailers.

         We maintain local trucking operations in Los Angeles, Oakland and San Diego (California), Houston and Dallas (Texas), Jacksonville (Florida), Chicago (Illinois), Memphis (Tennessee), Kansas City (Kansas), Baltimore (Maryland), Seattle (Washington) and Atlanta (Georgia). We contract with independent trucking contractors who control more than 700 trucks. We maintain interchange agreements with all of the major steamship lines, railroads and stacktrain operators. This network allows us to supply the local transportation requirements of shippers, ocean carriers and freight forwarders across the country.

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

Information Technology

          Our information technology systems have an expandable network architecture that provides for the exchange of data electronically between us and our customers and an internet-based platform that allows our customers to easily customize the use and integration of our system to meet their needs. This interconnection allows us to easily communicate with our customers and transportation providers. Our systems monitor and track shipments at every stage in the cycle and across varying transportation modes, providing accurate, real-time visibility on shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can proactively alert our customer and other supply chain participants to minimize the impact of any problems. Our systems also continually measure transit times, rates, availability and logistics activity of our transportation providers to enable us to plan and execute transactions and freight movements most reliably, efficiently and cost effectively. By monitoring and tracking all containers, chassis and railcars throughout our network, we can identify their location and availability and provide increased equipment utilization and balanced freight flows.

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

          Our acquisition of Rail Van in December 2000 and its proprietary information technology systems has allowed us to further upgrade our information technology platform by integrating all of our retail operations onto the Rail Van information technology platform. This integration, which began in 2001, is anticipated to be completed in 2002. In addition, for an annual fee of $10.0 million, APL Limited, pursuant to a long-term information technology agreement, provides us with the computers, software and other information technology necessary for the operation of our wholesale business. We are in the process of replacing the technology provided by APL Limited with information technology systems currently available in the marketplace from unrelated third parties which will cost approximately $10.0 million, and thereafter at on-going annual costs which will be significantly below the $10.0 million annual fee currently paid to APL Limited. We anticipate that this replacement will be completed by the end of 2003.

Customers

      We currently provide retail services on a nationwide basis to retailers and manufacturers, including a number of Fortune 500 companies such as General Electric, Ford and Wal-Mart Stores and large global customers such as Sony. We have served many of our customers for over 15 years and believe that the strength of our customer base is attributable to our customer-focused marketing and service philosophy. A significant portion of our retail sales are with customers that utilize more than one of our services.

      Our sales and customer service organizations, supported by our centralized pricing and logistics management systems, market our wholesale services primarily to intermodal marketing companies, who sell intermodal service to shippers while buying space on intermodal rail trains. We also market our wholesale services to the automotive industry and ocean carriers. Through our sales network, and the sales networks of the intermodal marketing companies to which we sell wholesale services, we provide wholesale services to more than 4,700 shippers.

      For the year ended December 28, 2001 there were no customers that contributed more than 10% of our total gross revenues.

      For the year ended December 29, 2000, we had one customer that contributed more than 10% of our total gross revenues. Total gross revenues of $146.9 million were generated from Union Pacific (generated by both reporting segments).

      For the year ended December 31, 1999, we had two customers that contributed more than 10% of our total gross revenues. Total gross revenues of $128.2 million were generated by the wholesale segment from Hub Group and total gross revenues of $100.8 million were generated from Union Pacific (generated by both reporting segments).

Sales and Marketing

          As of December 28, 2001, our retail marketing operations included 100 sales persons, over 60 of whom are independent sales agents. All of our sales people are supported by regional sales offices in 17 cities, including Los Angeles and Livermore (California), Chicago (Illinois), Columbus (Ohio), Memphis (Tennessee) and Rutherford (New Jersey). Our 40 salaried sales representatives are deployed in major business centers throughout the country and target mid-size and large customers. Our national network of commissioned sales agents provides additional geographic coverage and contributes additional business that enables us to achieve volume discounts and balance traffic flows. Both our salaried and commissioned sales forces are compensated by overall net revenue margin contribution to the company and therefore are strongly incentivized to cross-sell additional services to their customers. With our growing portfolio of services, the capability for our nationwide salesforce to cross-sell into other products provides a significant opportunity to expand our business with current customers.

          As of December 28, 2001, our wholesale services were marketed by over 40 sales and customer service representatives. These representatives operate through seven regional and district sales offices and three regional service centers which are situated in the major shipping locations across North America. The sales representatives are directly responsible for managing the business relationship with shippers and railroads, supporting and influencing the selling activities and achieving the mutually agreed upon volume and revenue goals of our intermodal marketing company. This sales force assists our intermodal marketing channel through joint selling efforts directed at the owner of the freight who is the customer of our intermodal marketing company. The customer service representatives are responsible for supporting existing customers and sales representatives by providing cargo tracking services, acquiring new customers, proactively resolving problems, and processing customer inquiries. In addition, third party intermodal marketing companies that sell intermodal service to shippers while buying space on intermodal rail trains through our wholesale services, enable us to market our wholesale services through their sales networks and indirectly access shippers in more than 100 major metropolitan areas.

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

          In May 1999, we were recapitalized through the purchase of shares of our common stock by affiliates of Apollo Management, L.P. and two other investors from APL Limited and our redemption of a portion of the shares of common stock held by APL Limited. After the recapitalization, we formed a transitory subsidiary that was merged with and into Pacer Logistics, which was run by Mr. Orris and several other of our senior executives, making Pacer Logistics our wholly-owned subsidiary. In connection with these transactions, our name was changed from APL Land Transport Services, Inc. to Pacer International, Inc.

         Pacer Logistics, Inc. was incorporated on March 5, 1997 and is the successor to a company formed in 1974. Between the time of its formation and our acquisition of Pacer Logistics in May, 1999, Pacer Logistics acquired and integrated six logistics services companies.

         In 2000, we acquired four companies in the retail segment that have complemented our core retail business operations and expanded our geographic reach and service offerings for intermodal marketing, local trucking, international freight forwarding and other logistics services.

..    On January 13, 2000, we acquired substantially all of the assets of Conex
     Global Logistics Services Inc. and its subsidiaries, MSL Transportation Group Inc. and Jupiter Freight, Inc. The Conex companies provide intermodal freight transportation, trucking, transloading and warehousing services at three locations in California and one location in each of Atlanta and Seattle. This acquisition expanded our presence in these services and furthered our vertical integration.

..    On August 31, 2000, we acquired all of the capital stock of GTS
     Transportation Services, Inc. GTS provides logistics and truck brokerage services in North America. This acquisition expanded our service offerings.

..    On October 31, 2000, we acquired all of the capital stock of RFI Group,
     Inc. RFI provides international freight forwarding, customs-brokerage and ocean transportation services. This acquisition expanded our portfolio of services to include international freight forwarding and related activities and gave us a strong international presence.

..    On December 22, 2000, we acquired all of the capital stock of Rail Van,
     Inc. Rail Van provides rail and truck brokerage, intermodal marketing and logistics services. This acquisition expanded our customer base and product offerings and provided us with advanced information systems, which we are now in the process of integrating into all of our retail segment operations, as well as a highly focused sales force.

Facilities/Equipment

         Our wholesale transportation network operates out of 54 railroad terminals across North America. Our integrated rail network, combined with our leased equipment fleet, enables us to provide our customers with single-company control over rail transportation to locations throughout North America.

         Substantially all of the terminals we use are owned and managed by rail or highway carriers. However, we employ full-time personnel on-site at major locations to ensure close coordination of the services provided at the facilities. In addition to these terminals, other locations throughout the eastern United States serve as stand-alone container depots, where empty containers can be picked up or dropped off, or supply points, where empty containers can be picked up only. In connection with our trucking services, agents provide marketing and sales, terminal facilities and driver recruiting, while an operations center provides, among other services, insurance, claims handling, safety compliance, credit, billing and collection and operating advances and payments to drivers and agents.

         Our wholesale equipment fleet consists of a large number of double stack railcars, containers and chassis which are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 80% of our chassis and approximately 90% of our doublestack railcars. As of December 28, 2001, our wholesale equipment fleet consisted of the following:

                                                 Owned       Leased         Total
                                              ----------------------------------------
        Containers
           48' Containers..................         144       12,970         13,144
           53' Containers..................           -        9,219          9,219
                                              ----------------------------------------
              Total........................         144       22,189         22,333
                                              ========================================

        Chassis
           48' Chassis.....................       5,813        7,238         13,051
           53' Chassis.....................          50       10,059         10,109
                                              ----------------------------------------
              Subtotal.....................       5,863       17,297         23,160
           20', 40' and 45' (1) ...........           -        4,260          4,260
                                              ----------------------------------------
              Total........................       5,863       21,557         27,420
                                              ========================================

        Doublestack Railcars...............         210        1,645          1,855
                                              ========================================

______
(1) Represents the current allocation of chassis sublet to us pursuant to our agreement with APL Limited.

      During 2001, we received 1,100 leased containers and 80 leased chassis and returned 2,278, primarily 48-ft, leased containers and 1,629 leased chassis as part of a program to downsize our equipment fleet. Leased railcars increased 1,015 in 2001 reflecting the receipt of all equipment ordered during 2000 and 2001. No new railcar leases are anticipated during 2002.

      Supplementing the equipment listed above we have access to an extensive inventory of 20-, 40- and 45-foot containers from APL Limited's international network in addition to the empty containers which we reposition on behalf of APL Limited.

      We also own a limited amount of equipment to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent trucking contractors who own and operate their own equipment. We lease two warehouses in Kansas City (Kansas) and five facilities in Los Angeles (California) for dockspace, warehousing and parking for tractors and trailers.

      Our wholesale equipment operating lease expense and rental income for containers, chassis and railcars is shown below ($ in millions):

                                  Equipment Rental

                                            2001          2000          1999
                                         -------------------------------------

      Operating Lease Expense ........   $    72.0     $    59.9     $    51.3
                                         =====================================

      Rental Income Revenue ..........   $    52.5     $    30.1     $    16.9
                                         =====================================

      The large increase in rental income in 2001 compared to 2000 and for 2000 compared to 1999 was due primarily to the increase in railcar rental income due to the additional railcars leased during the latter half of 2000 and 2001. Rental income for railcars exceeds the related operating lease expense. In addition, we have improved our billing and collection process for per diem on containers and chassis over the last two years.

         The following table shows our expense for on-going maintenance and repairs for containers, chassis and railcars ($ in millions):


                            Maintenance Expenditures

                                                      2001           2000           1999
                                                   ----------------------------------------
           Containers ........................     $     4.9      $     5.9      $     4.1
           Chassis ...........................          15.8           17.1           13.9
           Doublestack Railcars ..............           4.7            3.7            3.0
                                                   ----------------------------------------
               Total Expenditures ............     $    25.4      $    26.7      $    21.0
                                                   ========================================

Suppliers

Railroads
---------

         We have long-term contracts with five railroads, Union Pacific, CSX, Canadian National Railroad and two railroads in Mexico, regarding the movement of our stacktrains. These contracts generally provide for access to terminals controlled by the railroads as well as support services related to our wholesale operations. Through these contracts, our wholesale business has established a North American transportation network. Our retail business also maintains contracts with the railroads which govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments. These contracts are typically of short duration, usually twelve month terms, and subject to renewal or extension. We maintain close working relationships with all of the major railroads in the United States and view each relationship as a partnership. We will continue to focus our efforts on strengthening these relationships.

         Through our contracts with these rail carriers, we have access to a 50,000 mile rail network throughout North America. Our rail contracts, which generally provide that the rail carriers will perform point to point, commonly referred to as linehaul, and terminal services for us, are typically long-term agreements, with major contracts having a remaining term of 10 to 13 years. Pursuant to the service provisions, the rail carriers provide transportation of our stacktrains across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts generally establish per container rates for stacktrain shipments made on rail carriers' transportation networks and typically provide that we are obligated to transport a specified percentage of our total stacktrain shipments with each of the rail carriers. The terms of our rail contracts, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers' costs to provide rail service. Generally, we benefit from advantageous rate provisions in our rail contracts. Based upon these provisions, and the volume of freight which we ship with each of the rail carriers, we believe that we enjoy favorable transportation rates for our stacktrain shipments.

Agents and Independent Contractors
----------------------------------

         We rely on the services of agents, who procure business for and manage a group of trucking contractors, and independent trucking contractors in long haul and local trucking services. Although we own a small number of tractors and trailers, the majority of our truck equipment and drivers are provided by agents and independent contractors. Our relationships with agents and independent contractors allow us to provide customers with a broad range of trucking services without the need to commit capital to acquire and maintain a large trucking fleet. Although our agreements with agents and independent contractors are typically long-term in practice, they are generally terminable by either party on short notice.

         Agents and independent trucking contractors are compensated on the basis of mileage rates and a fixed percentage of the revenue generated from the shipments they haul. Under the terms of our typical lease contracts, agents and independent contractors must pay all the expenses of operating their equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance and debt service.

Local Trucking Companies
------------------------

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

Employees

   As of December 28, 2001, we had a total of 1,484 employees. None of our employees are represented by unions and we generally consider our relationships with our employees to be satisfactory.

Government Regulation

     Regulation of Our Trucking and Wholesale Operations
     ---------------------------------------------------

     The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of, providing transportation services. We cannot predict the effect, if any, that future legislative and regulatory changes may have on our business or results of operations.

     Our trucking operations are subject to licensing and regulation as a transportation provider. We are licensed by the U.S. Department of Transportation as a national freight broker in arranging for the transportation of general commodities by motor vehicle and operate pursuant to a 48-state, irregular route common and contract carrier authority. The Department of Transportation prescribes qualifications for acting in our capacity as a national freight broker, including surety bonding requirements. We provide motor carrier transportation services that require registration with the Department of Transportation and compliance with economic regulations administered by the Department of Transportation, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of vehicle registration and licensing requirements. We and the carriers that we rely on in arranging transportation services for our customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with regulations governing licenses in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that these regulations or changes in these regulations will not adversely affect our operations in the future. Violations of these regulations could also subject us to fines or, in the event of serious violations, suspension or revocation of operating authority as well as increased claims liability.

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

     Regulation of Our International Freight Forwarding Operations
     -------------------------------------------------------------

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

Environmental

     Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above ground tanks for the storage of diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with environmental requirements nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2002 or the next fiscal year. However, there is no guarantee that changes in environmental requirements or liabilities from newly-discovered environmental conditions will not have a material effect on our business.

Risks Related to Our Business

We are dependent upon third parties for equipment and services essential to
---------------------------------------------------------------------------
operate our business and if we fail to secure sufficient equipment or services,
-------------------------------------------------------------------------------
we could lose customers and revenues.
-------------------------------------

     We are dependent upon transportation equipment such as chassis and containers and rail, truck and ocean services provided by independent third parties. We, along with competitors in our industry, have experienced equipment shortages in the past, particularly during peak shipping season in October and November. If we cannot secure sufficient transportation equipment or transportation services from these third parties to meet our customers' needs, customers could seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis, and as a result, our business results of operations and financial position could be materially adversely affected.

If we have difficulty attracting and retaining agents and independent trucking
------------------------------------------------------------------------------
contractors, our results of operations could be adversely affected.
-------------------------------------------------------------------

     We rely extensively on the services of agents and independent contractors to provide our trucking services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers' goods by truck and have over 5,000 approved agents and independent contractors in our truck brokerage network. Although we believe our relationships with our agents and independent contractors are good, we may not be able to maintain our relationships with them. Contracts with agents and independent contractors are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with whom such agent has a direct relationship may also terminate their relationship with us. We may have trouble replacing our agents and independent contractors with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of agents, contractors and drivers from which we draw is limited, and therefore competition from other transportation service companies and trucking companies has the effect of increasing the price we must pay to obtain their services. The industry is currently experiencing a shortage of independent contractors resulting in increased compensation expenses to us and our competitors who also rely on them. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services. If we are unable to attract or retain agents and independent contractors or had to increase the amount paid for their services, our results of operations could be adversely affected and we could experience difficulty increasing our business volume.

A determination by regulators that our independent contractors are employees
----------------------------------------------------------------------------
could expose us to various liabilities and additional costs.
------------------------------------------------------------

     From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the trucking industry are employees, rather than independent contractors. There can be no assurance that these authorities will not successfully assert this position, or that these interpretations and tax laws that consider these persons independent contractors will not change. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, worker's compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. Our business model relies on the fact that our independent contractors are not deemed to be our employees, and exposure to any of the above increased costs would impair our competitiveness in the industry.

If we are unable to successfully integrate acquisitions our profitability could
-------------------------------------------------------------------------------
be adversely affected.
----------------------

     Identifying, acquiring and integrating businesses requires substantial management, financial and other resources and may pose risks with respect to customer service and market share. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, financial condition and results of operation. These risks include:

  .  unforeseen operating difficulties and expenditures;

  . difficulties in assimilation of acquired personnel, operations and technologies;

  . the need to manage a significantly larger and more geographically dispersed business;

  .  amortization of goodwill and other intangible assets;

  . diversion of management's attention from ongoing development of our business or other business concerns;

  .  potential loss of customers;

  .  failure to retain key personnel of the acquired businesses; and

  .  the use of substantial amounts of our available cash.

     We have acquired a number of businesses in the past and may consider acquiring businesses in the future that provide complementary services to those we currently provide or expand our geographic presence. There can be no assurance that the businesses that we have acquired in the past or any businesses that we may acquire in the future can be successfully integrated. While we believe that we have sufficient financial and management resources and experience to successfully conduct our acquisition activities and integrate the acquired businesses into our operations, there can be no assurance in this regard or that we will not experience difficulties with customers, personnel or others. Our acquisition activities involve more difficult integration issues than those of many other companies because the value of the companies we acquire comes mostly from their business relationships, rather than their assets. The integration of business relationships poses more of a risk than the integration of tangible assets because relationships may suddenly weaken or terminate. Further, logistics businesses we have acquired and may acquire in the future compete with many customers of our wholesale operations and these customers may shift their business elsewhere if they believe our retail operations receive favorable treatment from our wholesale operations. In addition, although we believe that our acquisitions will enhance our competitive position, business and financial prospects, there can be no assurances that such benefits will be realized or that any combination will be successful.

Competition in our industry causes downward pressure on freight rates which
---------------------------------------------------------------------------
could adversely affect our business.
------------------------------------

     The transportation services industry is highly competitive. Our retail businesses compete primarily against other domestic non-asset based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, internal shipping departments and other freight forwarders. Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered directly by railroads. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to better withstand an economic downturn, reduce their prices more easily than us or expand or enhance the marketing of their products. There are a number of large companies competing in one or more segments of our industry, although the number of companies with a global network that offer a full complement of logistics services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers are increasingly turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from Internet-based freight exchanges which attempt to provide an online marketplace for buying and selling supply chain services. Historically, competition has created downward pressure on freight rates. In particular, we have experienced downward pressure in the pricing of our wholesale and retail services which has reduced our revenues and operating results. Continuation of this rate pressure may materially adversely affect our revenues and income from operations.

Our customers who are also competitors could transfer their business to
-----------------------------------------------------------------------
non-competitors which would decrease our profitability.
-------------------------------------------------------

     We buy and sell transportation services from and to many companies with which we compete. This trend is primarily the result of our company operating in two distinct, but related, segments. It is possible that these customers could transfer their business away from us to other companies with which they do not compete. For example, Hub Group, GST Corp and Alliance Shippers, three of the 10 largest customers of our wholesale operations, who accounted for 21% of the 2001 revenues of our wholesale operations, are also competitors of our retail operations. The loss of one or more of these customers could have a material adverse effect on the profitability of our wholesale operations. In addition, rather than outsourcing their transportation logistics requirements to us, some of our customers could decide to provide these services internally which could further adversely affect our business volumes and revenues.

Our revenues could be reduced by the loss of major customers.
-------------------------------------------------------------

     We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2001, Union Pacific Railroad Company and Ford Motor Company accounted for approximately 8% and 6%, respectively, of our gross revenues and our 10 largest customers accounted for approximately 40% of our gross revenues. The loss of one or more of our major customers could have a material adverse effect on our revenues, business and prospects.

Work stoppages at sea ports could adversely affect our operating results.
-------------------------------------------------------------------------

     The longshoremen labor contracts expire on June 30, 2002. Any work stoppage or slowdown could adversely affect our operating income and cash flows in both our wholesale and retail segments.

Service instability in the railroad industry could increase costs and decrease
------------------------------------------------------------------------------
demand for our intermodal services.
-----------------------------------

     We depend on the major railroads in the United States for substantially all of the intermodal transportation services we provide. In many markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with whom we have relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. For example, from 1997 to 1999, service disruptions related to consolidation and restructuring in the railroad industry interrupted intermodal service throughout the United States. Service problems arising from prior mergers in the railroad industry appear to be largely resolved. However, consolidation and restructuring may continue to occur in the railroad industry and it is possible that future service disruptions could result, which would decrease the efficiency of our wholesale business. Although we were not substantially adversely affected by past service disruptions, we could be substantially affected by service disruptions in the future. In addition, because the railroads' workforce is generally subject to collective bargaining agreements, our business could be adversely affected by labor disputes between the railroads and their union employees. Our business could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions that hinder the railroads' ability to provide transportation services. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit. Although the application of rate increases to our wholesale business is limited by our long-term contracts with the railroads, such increases could result in higher costs to our customers and decreased demand for our services.

Concentration of Retail Business on Intermodal Marketing
--------------------------------------------------------

     Significant portions of our retail segment revenue are derived from intermodal marketing. As a result, a decrease in demand for intermodal transportation services relative to other transportation services could have a material adverse affect on our results of operations.

As we expand our services internationally, we may become subject to
-------------------------------------------------------------------
international economic and political risks.
-------------------------------------------

     An increasing portion of our business is providing services between continents, particularly between North America and Asia. International revenues accounted for 10% of our gross revenues in 2001 up from 6% in 2000. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion in foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political. conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

We have an extensive relationship with our former parent, APL Limited, and we
-----------------------------------------------------------------------------
depend on APL Limited for essential services. Our business and results of
-------------------------------------------------------------------------
operations could be adversely affected if APL Limited failed or refused to
--------------------------------------------------------------------------
provide such services or terminated the relationship.
-----------------------------------------------------

     Pursuant to long-term contracts, APL Limited, the former owner of our wholesale services business and one of our current stockholders, supplies us with chassis from its equipment fleet for the transport of international freight on behalf of other international shippers. In addition, we transport APL Limited's international cargo on our stacktrain network to locations in the United States using the chassis and equipment supplied by APL Limited. The additional wholesale volume attributable to the transport of APL Limited's international cargo contributes to our ability to obtain favorable provisions in our rail contracts, although we do not profit from APL Limited's cargo revenue as we provide these services at cost. APL Limited pays us a fee for repositioning its empty containers within North America so that the containers can be reused in trans-Pacific shipping operations. In addition, APL Limited is currently providing us with computers, software and other information technology necessary for the operation of our wholesale business. We are in the process of replacing the technology provided by APL Limited with information technology systems currently available in the marketplace. We anticipate this to be completed by the end of 2003. If any of our contracts with APL Limited were terminated or if APL Limited were unwilling or unable to fulfill its obligations to us under the terms of these contracts, our business, results of operations and financial position could be materially adversely affected.

If we fail to develop, integrate, upgrade or replace our information technology
-------------------------------------------------------------------------------
systems, we may lose orders and customers or incur costs beyond our
-------------------------------------------------------------------
expectations.
-------------

     Increasingly, we compete for customers based upon the flexibility and sophistication of our technologies supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our website, could significantly disrupt our operations, prevent customers from making orders, or cause us to lose orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future freight volumes will decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information systems from their supply chain management service providers. If we fail to hire qualified personnel to implement and maintain our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose orders and customers which could seriously harm our business.

     We are in the process of integrating all of our retail operations onto the information technology platform we acquired through the acquisition of Rail Van. We believe the integration of our information technology systems, training of our employees to use the new system and expanding the capacity of the Rail Van system will be completed in 2002. If we encounter delays or problems in this integration and/or training or the capital expenditures necessary to increase the capacity of the Rail Van system are greater than expected, our retail operations could be adversely affected. We are also in the process of replacing the technology provided by APL Limited for our wholesale operations with information technology systems currently available in the marketplace. We anticipate this project to be completed by the end of 2003. If we experience delays or problems in integrating the new technology and/or training our employees to use the new system, our wholesale operations could be adversely affected or the cost of the project could exceed our expectations.

If we lose key personnel and qualified technical staff, our ability to manage
-----------------------------------------------------------------------------
the day-to-day aspects of our business will be weakened.
--------------------------------------------------------

     We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be weakened. Our operations and prospects depend in large part on the performance of our senior management team. The loss of the services of one or more members of our senior management team, particularly Donald C. Orris, our chairman, president and chief executive officer, could have a material adverse effect on our business, financial condition and results of operation. You should be aware that we face significant competition in the attraction and retention of personnel who possess the skill sets that we seek. Because our senior management team, particularly Mr. Orris, has unique experience with our company and within the transportation industry, it would be difficult to replace them without adversely affecting our business operations. In addition to their unique experience, our management team has fostered key relationships with our suppliers. Such relationships are especially important in a non-asset based company such as ours. Loss of these relationships could have a material adverse effect on our profitability. We have obtained key person life insurance on Mr. Orris.

If we fail to comply with or lose any required licenses, governmental regulators
--------------------------------------------------------------------------------
could assess penalties against us or issue a cease and desist order against our
-------------------------------------------------------------------------------
operations which are not in compliance.
---------------------------------------

     We are licensed by the U.S. Department of Transportation as a broker in arranging for the transportation of general commodities by motor vehicle. The Department of Transportation has established requirements for acting in this capacity, including insurance and surety bond requirements. In addition, we are licensed as an ocean transportation intermediary by the U.S. Federal Maritime Commission. The Federal Maritime Commission regulates ocean freight forwarders and non-vessel operating common carriers like us that contract for space with the actual vessel operator and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating and/or terminating in the United States. Non-vessel operating common carriers must publish and maintain tariffs for the movement of specified commodities into and out of the United States. The Federal Maritime Commission may enforce these regulations by instituting proceedings seeking the assessment of penalties for violations of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We are also licensed, regulated and subject to periodic audit as a customs broker by the Customs Service of the Department of Treasury in each United States custom district in which we do business. In other jurisdictions in which we perform customs brokerage services, we are licensed, where necessary, by the appropriate governmental authority. Our failure to comply with the laws and regulations of any of these governmental regulators, and any resultant suspension or loss of our licenses, could result in penalties or a cease and desist order against any operations that are not in compliance. Such an occurrence would have an adverse effect on our results of operations, financial condition and liquidity.

We, our suppliers and our customers are subject to changes in government
------------------------------------------------------------------------
regulation which could result in additional costs and thereby affect our results
--------------------------------------------------------------------------------
of operations.
--------------

     The transportation industry is subject to legislative or regulatory changes that can affect its economics. Although we operate in the intermodal segment of the transportation industry, which has been essentially deregulated, changes in the levels of regulatory activity in the intermodal segment could potentially affect us and our suppliers and customers. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or require the outlay of significant additional costs. Additional expenditures incurred by us, or by our suppliers, who would pass the costs onto us through higher prices, would adversely affect our results of operation. In addition, we have a substantial number of wholesale customers who provide ocean carriage of intermodal shipments. The regulatory regime applicable to ocean shipping was revised by the Ocean Shipping Reform Act of 1998, which took effect on May 1, 1999. Although the implementation of the Ocean Shipping Reform Act has not to date had any material impact on the competitiveness and/or efficiency of operations of our various ocean carrier customers, we cannot assure you that it will not adversely impact these customers in the future which could adversely affect our business.

Our operating results are subject to cyclical fluctuations and our quarterly
----------------------------------------------------------------------------
revenues may also fluctuate.
----------------------------

     Historically, sectors of the transportation industry have been cyclical as a result of economic recession, customers' business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors over which we have no control. Increased operating expenses incurred by third-party carriers can be expected to result in higher costs to us, and our net revenues and income from operations could be materially adversely affected if we were unable to pass through to our customers the full amount of increased transportation costs. We have a large number of customers in the automotive and consumer goods industries. If these customers experience cyclical movements in their business activity, due to an economic downturn, work stoppages or other factors over which we have no control, the volume of freight shipped by those customers may decrease and our operating results could be adversely affected.

Our significant debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.


     As of December 28, 2001 our long-term debt was $397.9 million. We have the ability to incur new debt, subject to limitations in our credit agreement and the indenture governing our senior subordinated notes.

     Our level of indebtedness could have important consequences to us, including the following:

   . Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

   . We will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future;

   . Although we have minimum required debt repayments for the next two years, payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

   . A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations;

   . We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

   . Our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy generally;

   . Our debt level reduces our flexibility in responding to changing business and economic conditions;

   . Some of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations; and

   . There would be a material adverse effect on our business and financial condition if we are unable to obtain additional financing, as needed.

We may not have sufficient cash to service our indebtedness.
------------------------------------------------------------

     Our ability to service our indebtedness will depend upon, among other things:

   . Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control; and

   . The future availability of borrowings under our credit agreement or any successor facility, the availability of which may depend on, among other things, our complying with certain covenants.

     If our operating results and borrowings under our credit agreement are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Our debt agreements contain operating and financial restrictions which may
--------------------------------------------------------------------------
restrict our business and financing activities.
-----------------------------------------------


     The operating and financial restrictions and covenants in our credit agreement, the indenture governing our senior subordinated notes and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. In addition, our debt agreements restrict our ability to:

   . declare dividends, redeem or repurchase capital stock;

   . prepay, redeem or purchase debt;

   . incur liens and engage in sale and leaseback transactions;

   . make loans and investments;

   . incur additional indebtedness;

   . amend or otherwise change debt and other material agreements;

   . make capital expenditures;

   . engage in mergers, acquisitions and asset sales;

   . enter into transactions with affiliates; and

   . change our primary business.

Our credit agreement also requires us to satisfy interest coverage and leverage ratios.

     A breach of any of the restrictions, covenants, ratios or tests in our debt agreements could result in defaults under these agreements. A significant portion of our indebtedness then may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by substantially all of our assets.

ITEM 3.  LEGAL PROCEEDINGS

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers' earnings. The defendants entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgement of $250,000 and a maximum judgement of $1.75 million. On August 11, 2000, the court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The only adverse ruling was a court finding that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, Interstate's retention on its liability policy was $250,000. The court has ordered that restitution of $488,978 be paid for this omission. The court entered judgment on the August 11, 2000 decision on January 23, 2002. Plaintiffs' counsel has indicated that he intends to appeal the entire ruling and we intend to appeal the restitution issue. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on our consolidated financial position, results of operations or liquidity.

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

      During 2001, 279,000 options were granted under the 1999 Stock Option Plan to management personnel to purchase Pacer International, Inc. common stock at $25.00 per share. Certain members of management exercised 182,874 options to purchase Pacer International Inc. common stock at an average exercise price of $0.22 per share, and 500 options were exercised by management at $10.00 per share. In addition, certain members of management exercised 27,498 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. The Company elected, at its discretion, to repurchase the preferred stock that arose from the exercise of the options.

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

                                                       The Company
                             ---------------------------------------------------------------    The Pre-
                             For the     For the        For the         For the                 decessor
                              Fiscal      Fiscal         Fiscal          Fiscal                 --------
                               Year        Year           Year            Year      For the     For the
                              Ended       Ended          Ended           Ended       Period      Period
                             ---------- -----------    -----------     ----------- ----------  -----------
                                                                                    Nov. 13     Dec. 28
                                                                                    1997 to     1996 to
                             Dec. 28     Dec. 29        Dec. 31         Dec. 25     Dec. 26     Nov. 12
                               2001      2000 1/        1999 2/         1998 3/     1997 3/     1997 3/
                             ---------- -----------    -----------     ----------- ----------  -----------
                                          (in millions, except per share amounts)
Statement of Operations
  Data:

Gross revenues.............. $ 1,670.9  $  1,281.3        $ 927.7         $ 598.9   $  60.7     $ 523.8
Cost of purchased
 transportation and services   1,339.6     1,005.6          735.4           466.3      47.4       407.5
Net revenues................     331.3       275.7          192.3           132.6      13.3       116.3
Direct operating expenses ..     101.7        90.4           76.8            64.5       7.4        53.1
Selling, general and
  Administrative expenses...     155.9       102.6           58.9            28.3       3.2        21.4
Depreciation and
  Amortization..............      18.3        11.6            8.6             6.6       0.7         3.0
Merger and severance.......        0.4         7.7              -               -         -           -
Other.......................       4.0           -              -               -         -           -
Income from operations......      51.0        63.4           48.0            33.2       2.0        38.8
Net income..................       7.0        14.8           16.6            20.6       1.0        22.9
Earnings per share: 4/
    Basic................... $    0.61  $     1.35        $  0.78 4/        5/         5/          5/
    Diluted................. $    0.55  $     1.19        $  0.68 4/        5/         5/          5/

Balance Sheet Data
(at period end):

Total assets................ $   632.9  $    658.4        $ 455.0         $ 156.1   $ 111.9     $     -
Total debt including capital
  Leases....................     397.9       405.4          284.4               -         -           -
Minority interest -
  Exchangeable preferred
  stock of subsidiary.......      25.7        25.0           23.4               -         -           -

Cash Flow Data:

Cash provided by operating
   Activities............... $    21.8  $      1.2        $  20.8         $  31.8   $  12.7     $  18.2
Cash provided by (used in)
   investing activities.....     (14.4)     (130.7)         (74.0)          (38.5)        -         3.6
Cash provided by (used in)
   financing activities.....      (7.4)      117.3           65.4             6.7     (12.7)      (21.8)

-------
1/ Includes the results of Conex Global Logistics Services, Inc., GTS Transportation Services, Inc., RFI Group, Inc. and Rail Van Inc. since their dates of acquisition on January, 13, 2000, August 31, 2000, October 31, 2000 and December 22, 2000, respectively.

2/ Includes the results of Pacer Logistics, Inc. since acquisition on May 28, 1999.

3/ The historical financial statements subsequent to November 13, 1997 include the push down effect of the purchase price allocation resulting from the purchase of APL Limited by Neptune

Orient Lines Limited. The results of operations of the predecessor period are not comparable to the successor period as a result of the acquisition of APL Limited by Neptune Orient Lines Limited. Prior to November 1998, Pacer International operated as the Stacktrain Services division of APL Land Transport Services, Inc., a wholly-owned subsidiary of APL Limited. In November 1998, APL Land Transport Services, Inc. transferred all of its non-stacktrain assets to its parent, APL Limited. In connection with our recapitalization and acquisition of Pacer Logistics, Inc., APL Land Transport Services, Inc. was renamed Pacer International.

4/ Net income of $8.5 million for the period from January 1, 1999 through May 28, 1999 has been excluded as prior to the recapitalization and acquisition of Pacer Logistics on May 28, 1999 our wholesale operations were a division of APL Limited and did not have common stock.

5/ Earnings per share data is not applicable as prior to the recapitalization and acquisition of Pacer Logistics our wholesale operations were a division of APL Limited and did not have common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the wholesale segment and the retail segment (see Note 10 to the Consolidated Financial Statements for segment information). The wholesale segment provides intermodal rail service in North America by selling intermodal service to shippers pursuant to agreements with railroads. The retail segment provides trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services.

  Operating History
  -----------------

          We have operated as an independent, stand-alone company only since our recapitalization in May 1999. From 1984 until our recapitalization, our wholesale business was conducted by various entities owned directly or indirectly by APL Limited. While owned by APL Limited, our wholesale business used some of the financial and administrative resources and infrastructure of APL Limited in such areas as treasury, legal, information systems and benefits administration. Since our recapitalization, we have provided the infrastructure, resources and services necessary to operate our wholesale business independently, although we still utilize computers, software and other information technology which APL Limited provides to us under an agreement with a remaining term of 17 years that is terminable by us upon 120 days' notice and by APL Limited if we fail to make required payments or are acquired by a competitor of APL Limited. We are in the process of replacing the technology provided by APL Limited with information technology systems currently available in the marketplace from unrelated third parties. This project is anticipated to be complete by year-end 2003. In addition, our historical financial information prior to our recapitalization may not necessarily reflect the results of operations, financial condition and cash flows in the future or what our results of operations, financial condition and cash flows would have been had we been a separate, independent entity during the periods presented.

  Gross Revenues
  --------------

        The wholesale segment's gross revenues are generated through fees charged to customers for the transportation of freight. The growth of these revenues is primarily driven by increases in volume of freight shipped, as overall rates have historically remained relatively constant. The average rate is impacted by product mix, rail routes utilized, fuel surcharge and market conditions. Also included in gross revenues are railcar rental income, container per diem and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound loads. Gross revenues are reported net of volume rebates provided to customers.

      The retail segment's gross revenues are generated through fees charged for a broad portfolio of freight transportation services, including trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services. Overall gross revenues for the retail segment are driven by expanding our service offering and marketing our broad array of transportation services to our existing customer base and to new customers. Trucking services include truck brokerage, flatbed and specialized heavy-haul operations, and local trucking services. Gross revenues from truck brokerage are driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Gross revenues from other trucking services, which primarily support intermodal marketing and provide specialized and local transportation services to customers through independent operators, are driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Intermodal marketing involves arranging the movement of freight in containers and trailers utilizing truck and rail transportation. Increases in gross revenues from intermodal marketing are generated primarily from increased volumes, as rates are dependent upon product mix and route, which tend to remain relatively constant as customers' shipments tend to remain in similar routes. Gross revenues for freight consolidation and handling, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by shipping lines on the West Coast who are increasingly using third-party containers, rather than their own, to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers' customers. Revenues for supply chain management services are recognized on a net basis and are driven by increased outsourcing. We also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers' freight to and from a foreign country. Gross revenues for international freight forwarding are driven by the globalization of trade.

   Cost of Purchased Transportation and Services/Net Revenues
   ----------------------------------------------------------

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

 Direct Operating Expenses
 -------------------------

      Direct operating expenses are both fixed and variable expenses directly relating to the wholesale operations and consist of equipment lease expense, equipment maintenance and repair, fixed terminal and cargo handling expenses and other direct variable expenses. Our fleet of leased equipment is financed through a variety of short- and long-term leases. Increases to our equipment fleet will primarily be through additional leases as the growth of our business dictates. Equipment maintenance and repair consist of the costs related to the upkeep of the equipment fleet, which can be considered semi-variable in nature, as a certain amount relates to the annual preventative maintenance costs in addition to amounts driven by fleet usage. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged to us by terminal operators and is expected to remain relatively fixed.

  Selling, General and Administrative Expenses
  --------------------------------------------

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

Critical Accounting Policies

     Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

    .    Recognition of Revenue

         Our wholesale segment recognizes revenue for loads that are in transit at the end of an accounting period on a percentage of completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our wholesale segment offers volume discounts based on annual volume thresholds. We estimate our customer's annual shipments throughout the year and record a reduction to revenue accordingly. Should our customer's annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. Our retail segment recognizes revenue after services have been completed.

    .    Recognition of Cost of Purchased Transportation and Services

         Both our wholesale and retail segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs have been less than the accrual and therefore we have established an allowance to reduce the payable amounts. Should actual payments differ from our estimate, revisions to the cost of purchased transportation and services would be required. In addition, our retail segment earns discounts to the cost of purchased transportation and services that are primarily based on annual volume of loads transported over major railroads. We estimate our annual volume throughout the year and record a reduction to cost of purchased transportation accordingly. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required.

     .   Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     .   Deferred Tax Assets

         We have recorded net deferred tax assets of $63.1 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $205.5 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our Statement of Operations.

     .   Goodwill

         At December 28, 2001, we had recorded $281.5 million of net goodwill. We evaluate the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill. Our principal considerations in determining impairment include the strategic benefit to us of the business related to the goodwill as measured by undiscounted current and expected future operating income levels of the business and expected undiscounted future cash flows. When goodwill is determined to not be recoverable, an impairment is recognized as a charge to operations to the extent the carrying value of related assets (including goodwill) exceeds fair value. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective December 29, 2001 and will no longer amortize goodwill in the 2002 fiscal year. We have completed a preliminary evaluation of our goodwill, using the new goodwill impairment testing criteria set forth in SFAS 142, and have determined that we will not be required to take an initial goodwill impairment charge as a result of adoption. Future evaluations of goodwill to be completed on a quarterly basis may, however, require an impairment charge.

Results of Operations

Fiscal Year Ended December 28, 2001 Compared to Fiscal Year Ended December 29, 2000

     The following table sets forth our historical financial data for the fiscal years ended December 28, 2001 and December 29, 2000. The year 2000 data includes the results of operations of our four acquisitions since their respective dates of acquisition. Conex was acquired on January 13, 2000 and is included fully in both periods, GTS was acquired on August 31, 2000, RFI was acquired on October 31, 2000 and Rail Van was acquired on December 22, 2000. An asterix indicates that retail segment data is not comparable because the 2000 amounts include the results of operations of the GTS, RFI and Rail Van acquisitions only since acquisition.

                 Financial Data Comparison by Reportable Segment
           Fiscal Years Ended December 28, 2001 and December 29, 2000
                                  (in millions)

                                                            2001            2000          Change       % Change
                                                         -----------     ----------     ----------    ------------
Gross revenues
   Wholesale.........................................     $  808.8       $  814.7           (5.9)           (0.7)%
    Retail...........................................        952.8          503.9          448.9               *
    Inter-segment elimination........................        (90.7)         (37.3)         (53.4)              *
                                                         -----------     ----------     ----------    ------------
       Total.........................................      1,670.9        1,281.3          389.6            30.4

Cost of purchased transportation and services
   Wholesale.........................................        620.9          631.5          (10.6)           (1.7)
    Retail...........................................        809.4          411.4          398.0               *
    Inter-segment elimination........................        (90.7)         (37.3)         (53.4)              *
                                                         -----------     ----------     ----------    ------------
       Total.........................................      1,339.6        1,005.6          334.0            33.2

Net revenues
   Wholesale.........................................        187.9          183.2            4.7             2.6
    Retail...........................................        143.4           92.5           50.9               *
                                                         -----------     ----------     ----------    ------------
       Total.........................................        331.3          275.7           55.6            20.2

Direct operating expenses
   Wholesale.........................................        101.7           90.4           11.3            12.5
    Retail...........................................            -              -              -               -
                                                         -----------     ----------     ----------    ------------
       Total.........................................        101.7           90.4           11.3            12.5

Selling, general & administrative expenses
   Wholesale.........................................         43.0           37.7            5.3            14.1
    Retail...........................................        112.9           64.9           48.0               *
                                                         -----------     ----------     ----------    ------------
       Total.........................................        155.9          102.6           53.3            51.9

Depreciation and amortization
   Wholesale.........................................          5.6            5.4            0.2             3.7
    Retail...........................................         12.7            6.2            6.5               *
                                                         -----------     ----------     ----------    ------------
       Total.........................................         18.3           11.6            6.7            57.8

Merger and severance
   Wholesale.........................................            -              -              -               *
    Retail...........................................          0.4            7.7           (7.3)              *
                                                         -----------     ----------     ----------    ------------
       Total.........................................          0.4            7.7           (7.3)              *

Other
   Wholesale.........................................          0.5              -            0.5               *
    Retail...........................................          1.9              -            1.9               *
   Write-off of IPO costs............................          1.6              -            1.6               *
                                                         -----------     ----------     ----------    ------------
       Total.........................................          4.0              -            4.0               *

Income from operations
   Wholesale.........................................         37.1           49.7          (12.6)          (25.4)
    Retail...........................................         15.5           13.7            1.8               *
   Write-off of IPO costs............................         (1.6)             -           (1.6)              *
                                                         -----------     ----------     ----------    ------------
       Total.........................................         51.0           63.4          (12.4)          (19.6)

Interest expense, net................................         39.6           34.1            5.5            16.1
Income tax expense...................................          3.6           12.9           (9.3)          (72.1)
Minority interest expense............................          0.8            1.6           (0.8)          (50.0)
                                                         -----------     ----------     ----------    ------------
Net income...........................................     $    7.0       $   14.8        $  (7.8)          (52.7)%
                                                         ===========     ==========     ==========    ============

--------------------------------------------------
      * Not comparable

        Gross Revenues. Gross revenues increased $389.6 million, or 30.4%, for the fiscal year ended December 28, 2001 compared to the fiscal year ended December 29, 2000. The 2000 acquisitions of GTS, RFI and Rail Van accounted for an increase in gross revenues of approximately $484.5 million. Excluding these three acquisitions, gross revenues for the retail segment decreased by approximately $35.6 million, reflecting a $49.2 million reduction in intermodal marketing, truck brokerage and freight handling operations partially offset by a $13.6 million increase in revenues in local and specialized trucking operations. The local and specialized trucking increase was due primarily to additional J.C.Penney business in Los Angeles as well as the addition of two agents in our specialized trucking operations. The wholesale segment decrease of $5.9 million was due to a $31.9 million, or 4.2%, decrease in freight revenues partially offset by a $22.4 million increase in railcar rental and container per diem revenue associated with the increase in equipment for 2001, and a $3.6 million increase in repositioning revenues. The freight revenue decrease was due to declines in both the average freight revenue per container and container volumes. The 1.6% reduction in the average freight revenue per container resulted from volume reductions in the higher rated automotive business and volume increases in the lower rated domestic traffic coupled with the elimination of the 3% fuel surcharge during 2001. Container volumes decreased by 19,151 containers, or 2.7%, due primarily to the reduction in automotive traffic. Inter-segment revenues increased by $53.4 million primarily as the result of our 2000 acquisitions of GTS, RFI and Rail Van and our strategy to increase the use of intercompany services.

        Our results for 2001 were negatively impacted by the continuation of the general economic downturn. The downturn produced overcapacity in selected markets which increases competitive pressures to reduce transportation rates. Our intermodal marketing, truck brokerage and freight handling operations experienced reduced shipments from major retailers and other customers including Ford, Kmart and Bridgestone, while the wholesale operations have been affected by reduced automotive shipments. Ford and Bridgestone were two key customers of our 2000 acquisitions. Reduced shipments have caused our actual results to be less than the pro forma results as presented in Note 3 to the Consolidated Financial Statements. This trend, primarily in our retail segment, has continued into the first quarter of 2002 as United States year 2002 intermodal volumes have shown declines over comparable 2001 time periods.

        Net Revenues. Net revenues increased $55.6 million, or 20.2%, for 2001 compared to 2000. The 2000 acquisitions accounted for a $63.3 million increase in net revenues, while the remaining retail segment operations decreased $12.4 million due to the economic downturn discussed above. The wholesale segment's cost of purchased transportation decreased $10.6 million on container volume decreases of 2.7% as discussed above. Since the decrease in the cost of purchased transportation was greater than the decrease in segment gross revenues, the wholesale segment net revenues increased $4.7 million in 2001 compared to 2000. The gross margin increased to 23.2% in 2001 from 22.5% in 2000 due primarily to the increase in railcar rental and container per diem revenue partially offset by reduced margins on freight transportation associated with competitive market pressures related to excess capacity. The retail segment gross margin decreased to 15.1% in 2001 from 18.4% in 2000 due primarily to the lower margins associated with business of the 2000 acquisitions.

        Direct Operating Expenses. Direct operating expenses, which are only incurred by the wholesale segment, increased $11.3 million, or 12.5%, in 2001 compared to 2000 due to increased equipment lease expenses as a result of the expansion of the fleet of railcars partially offset by a reduction in maintenance expenses. In addition during 2001, $1.4 million was charged for container and chassis return costs required in order to return 2,700 containers and 1,300 chassis as part of a program to downsize the container and chassis fleet.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $53.3 million, or 51.9%, in 2001 compared to 2000. The 2000 acquisitions of GTS, RFI and Rail Van accounted for $46.9 million of the retail segment increase. An additional $0.8 million of the increase was due to costs associated primarily with the consolidation of retail segment operations in Columbus, Ohio and legal fees of $0.3 million related to a lawsuit filed by us against a former owner of an acquired business accounted for the remaining retail segment increase. The wholesale segment accounted for $5.3 million of the increase due primarily to an increase in headcount during 2001 associated with completing the organizational changeover from APL Limited to Pacer since May 1999. In addition, during March 2001, we terminated a container and chassis maintenance agreement and brought that function in-house, which while increasing administrative labor costs, reduced repair and maintenance costs and provided for more control of the maintenance function.

       Depreciation and Amortization. Depreciation and amortization expenses increased $6.7 million, or 57.8%, for 2001 compared to 2000. The retail segment including the 2000 acquisitions of GTS, RFI and Rail Van accounted for $6.5 million of the increase and the wholesale segment accounted for the remaining $0.2 million. Depreciation expense was $10.8 million and $6.9 million and amortization expense was $7.5 million and $4.7 million for 2001 and 2000, respectively. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on December 29, 2001. We will cease goodwill amortization beginning December 29, 2001 (see Recently Issued Accounting Pronouncements in Note 1 to the Consolidated Financial Statements).

       Merger and Severance. In December 2000, we recorded a charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van. The charge included $5.0 million for the severance of 99 employees from the Chicago, Memphis, Los Angeles and Walnut Creek offices and the termination of agency agreements. An additional $2.0 million covered lease costs through lease termination in 2006 for facilities no longer required, primarily in Walnut Creek and Memphis. The remaining $0.7 million of this charge was for the write-off of computer software under development. Through December 28, 2001, $2.8 million had been charged to the reserve for the severance of 80 employees and $1.8 million had been charged related to facilities and other. The severance plan will be completed by the end of 2003 as payments for senior management severance are spread over two years. We estimate that the costs savings associated with the plan was approximately $2.8 million in 2001 and will be approximately $6.0 million annually thereafter. Payments for this charge have been funded from cash from operations and borrowings under our revolving credit facility.

       During 2001, we recorded an additional charge of $1.6 million including $0.8 million for the severance of employees in the wholesale segment, $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required and $0.3 million for the write-off of retail segment assets that have been abandoned. The 2001 charge was partially offset by the release of $1.2 million of remaining unused liability from the 2000 charge related to planned workforce reductions (employee and agencies) that are no longer needed due to employees/agents leaving prior to being terminated. We estimate that the costs savings associated with the 2001 additions to the plan was approximately $0.1 million in 2001 and will be approximately $0.2 million annually thereafter. Payments for this charge will be funded from cash from operations and, if necessary, borrowing under our revolving credit facility.

       Other. Other expenses in 2001 included $1.9 million in the retail segment for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of IPO costs and $0.5 million in the wholesale segment for early termination costs associated with the termination of a chassis and container maintenance agreement.

       Income From Operations. Income from operations decreased $12.4 million,or 19.6%, from $63.4 million in 2000 to $51.0 million in 2001. The wholesale segment accounted for a $12.6 million decrease due primarily to the reduction in automotive shipments, the $1.4 million charge for container and chassis return costs required to downsize the container and chassis fleet, the increase in equipment costs associated with the expansion of the railcar fleet and the merger and severance charge. Retail segment income from operations increased by $1.8 million for 2001 compared to 2000. Income from operations for the 2000 acquisitions was approximately $7.5 million while the remaining retail operations decreased $5.7 million reflecting the economic downturn discussed above, the write-off of agent balances and the merger and severance charge. The write-off of IPO costs accounted for an additional $1.6 million of the decline in income from operations.

    Interest Expense. Interest expense increased by $5.5 million, or 16.1%, for 2001 compared to 2000 due to the higher level of outstanding debt during 2001 partially offset by lower interest rates in 2001. We borrowed $68.2 million under the revolving credit facility and issued $40.0 million in new term loans to fund the acquisitions of GTS, RFI and Rail Van during 2000. Also during 2000, we borrowed $15.0 million from the revolving credit facility to fund the acquisition of Conex. Interest expense related to this borrowing is comparable in both periods.

    Income Tax Expense. Income tax expense decreased $9.3 million in the 2001 period compared to the 2000 period due to lower pre-tax income in the 2001 period. The effective tax rate also declined from 44.0% in 2000 to 31.6% in 2001 due primarily to the effects of revisions to prior years' estimated liabilities.

    Minority Interest Expense. Minority interest expense, which represents 7.5% paid-in-kind dividends on the Series B Exchangeable Preferred Stock of Pacer Logistics, decreased by $0.8 million because the dividends ceased to accrue as of May 28, 2001.

    Net Income. Net income decreased $7.8 million from $14.8 million in 2000 to $7.0 million in 2001. The decrease was due to the decreased income from operations associated with the economic downturn discussed above and increased interest expense associated with a higher level of outstanding debt in 2001. Partially offsetting the decrease were reduced income tax expense and minority interest charges.

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

                 Financial Data Comparison by Reportable Segment
           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                  (in millions)


                                                  2000        1999      Change   % Change
                                               ----------  ----------  --------- ---------
Gross revenues
   Wholesale.................................. $  814.7     $  713.2    $ 101.5     14.2%
    Retail....................................    503.9        233.2      270.7        *
    Inter-segment elimination.................    (37.3)       (18.7)     (18.6)       *
                                               ----------  ----------  --------- ---------
       Total..................................  1,281.3        927.7      353.6     38.1

Cost of purchased transportation and services
   Wholesale..................................    631.5        559.1       72.4     12.9
    Retail....................................    411.4        195.0      216.4        *
    Inter-segment elimination.................    (37.3)       (18.7)     (18.6)       *
                                               ----------  ----------  --------- ---------
       Total..................................  1,005.6        735.4      270.2     36.7

Net revenues
   Wholesale..................................    183.2        154.1       29.1     18.9
    Retail....................................     92.5         38.2       54.3        *
                                               ----------  ----------  --------- ---------
       Total..................................    275.7        192.3       83.4     43.4

Direct operating expenses
   Wholesale..................................     90.4         76.8       13.6     17.7
    Retail....................................        -            -          -        -
                                               ----------  ----------  --------- ---------
       Total..................................     90.4         76.8       13.6     17.7

Selling, general & administrative expenses
   Wholesale..................................     37.7         32.4        5.3     16.4
    Retail....................................     64.9         26.5       38.4        *
                                               ----------  ----------  ---------  --------
       Total..................................    102.6         58.9       43.7     74.2

Depreciation and amortization
   Wholesale..................................      5.4          6.0       (0.6)   (10.0)
    Retail....................................      6.2          2.6        3.6        *
                                               ----------  ----------  ---------  --------
       Total..................................     11.6          8.6        3.0     34.9

Merger and severance
   Wholesale..................................        -            -          -        -
    Retail....................................      7.7            -        7.7        *
                                               ----------  ----------  ---------- --------
       Total..................................      7.7            -        7.7        *

Income from operations
   Wholesale..................................     49.7         38.9       10.8     27.8
    Retail....................................     13.7          9.1        4.6        *
                                               ----------  ----------  ---------  --------
       Total..................................     63.4         48.0       15.4     32.1

Interest expense, net.........................     34.1         18.6       15.5        *
Income tax expense............................     12.9         11.7        1.2     10.3
Minority interest expense.....................      1.6          1.1        0.5        *
                                               ----------  ----------  --------- ---------
Net income.................................... $   14.8     $   16.6    $  (1.8)   (10.8)%
                                               ==========  ==========  ========= =========

___________________________
      * Not comparable

         Gross Revenues. Gross revenues increased $353.6 million, or 38.1%, for the fiscal year ended December 29, 2000 compared to the fiscal year ended December 29, 1999. Approximately $168.9 million, or 47.8%, of the increase was due to the acquisition of Pacer Logistics (excluding the four 2000 acquisitions) and $101.8 million, or 28.8%, of the increase was due to the four 2000 acquisitions. The wholesale segment increase of $101.5 million was due primarily to an $87.1 million, or 13.0%, increase in freight revenues driven by an overall container volume increase of 83,071 containers or 13.1%. The volume increase was due to increased customer demand coupled with the addition of 1,500 53-foot containers during the fourth quarter of 1999 and 3,125 containers during 2000. This volume increase was partially offset by a 0.1% reduction in the average freight revenue per container resulting primarily from mix changes. A 3% fuel surcharge implemented on domestic traffic during the second quarter of 2000 to defray rail fuel cost increases mitigated the revenue per container reduction. Automotive and international volumes continued strong for 2000 exceeding 1999 volumes by 40% and 28%, respectively. Other wholesale segment revenues increased approximately $16.0 million due primarily to increased railcar rental income, increased container per diem revenue and the management fees associated with the 1999 Stacktrain Services Agreement with APL Limited entered into effective May 28, 1999. The railcar rental increase in 2000 resulted from the registration and marking of our rail cars for participation in the Association of American Railroad interchange rules and income collection procedures which allowed us to collect rail car rental income without entering into separate agreements with each user. The increased container per diem revenue was generated by the additional containers received in the fourth quarter of 1999 and during 2000 coupled with higher traffic volumes. The overall revenue increase was partially offset by a $1.6 million reduction in repositioning revenues due to shippers reloading containers in the westbound direction rather than paying us to move empty containers westbound.

         Net Revenues. Net revenues increased $83.4 million, or 43.4%, for 2000 compared to 1999. The acquisition of Pacer Logistics (excluding the four 2000 acquisitions) accounted for $33.4 million, or 40.0%, of the increase, the four 2000 acquisitions accounted for $20.9 million, or 25.1%, of the increase and the wholesale segment accounted for the remaining $29.1 million of the increase. The wholesale segment's cost of purchased transportation increased $72.4 million, or 12.9%, on container volume increases of 13.1% discussed above. The wholesale segment gross margin increased to 22.5% in 2000 from 21.6% in 1999 due primarily to increased railcar rental income, increased rail volume incentives and improved train blocking and loading procedures implemented as a result of the Intermodal Transportation Agreement with CSX Intermodal, Inc. entered into effective January 1, 2000, which reduced costs. These gross margin improvements were partially offset by the significant traffic increase in the lower yielding international business line.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $43.7 million, or 74.2%, in 2000 compared to 1999. The retail segment (excluding the four 2000 acquisitions) accounted for $25.7 million, or 58.8%, of the increase, the four 2000 acquisitions accounted for an additional $12.7 million, or 29.1%, of the increase and the wholesale segment accounted for $5.3 million, or 12.1%, of the increase. The increase in wholesale segment costs was due primarily to higher information technology costs provided under contract with APL Limited as well as increased headcount since 1999 associated with completing the organizational changeover from APL Limited since May 1999.

         Depreciation and amortization. Depreciation and amortization expenses increased $3.0 million, or 34.9%, for 2000 compared to 1999. The retail segment, including $1.5 million related to the four 2000 acquisitions, accounted for $3.6 million of the increase in this category. The wholesale segment decrease of $0.6 million was due primarily to reduced depreciation expense associated with the sale and leaseback of 199 railcars on May 28, 1999. Depreciation expense was $6.9 million and $6.2 million and amortization expense was $4.7 million and $2.4 million for 2000 and 1999, respectively. The increase in amortization was due to the amortization of goodwill associated with the acquisition of Pacer Logistics on May 28, 1999 as well as the 2000 acquisitions.

         Merger and Severance. In December 2000, we recorded a charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van. The charge included $5.0 million for the severance of 99 employees from the Chicago, Memphis, Los Angeles and Walnut Creek offices and the termination of agency agreements. An additional $2.0 million covered lease costs through lease termination in 2006 for facilities no longer required, primarily in Walnut Creek and Memphis. Employee terminations and agency closures will be phased-in and completed during 2002. The remaining $0.7 million of this charge was for the write-off of computer software under development. Payments for this charge were funded from cash from operations and, if necessary, borrowings under our revolving credit facility.

         Income From Operations. Income from operations increased $15.4 million, or 32.1%, from $48.0 million in 1999 to $63.4 million in 2000. The retail segment (excluding the four 2000 acquisitions and the merger and severance charge) accounted for $5.6 million, or 36.4%, of the increase and the four 2000 acquisitions accounted for $6.7 million, or 43.5%, of the increase. The retail segment merger and severance charge of $7.7 million partially offset the retail segment increase over 1999. The wholesale segment accounted for $10.8 million, or 70.1%, of the increase due primarily to the 13.1% increase in traffic volume coupled with higher rail car rental income as discussed above.

         Interest Expense, Net. Interest expense, net increased by $15.5 million from $18.6 million in 1999 to $34.1 million in 2000. Interest expense, net in 1999 reflects only seven months of interest on our $150.0 million of senior subordinated notes and borrowings of $135.0 million under the term loan portion of the credit agreement on May 28, 1999 to fund our recapitalization and the acquisition of Pacer Logistics. In addition, during 2000 we borrowed $83.2 million under the revolving credit facility to fund the acquisitions of Rail Van, RFI, GTS and Conex. We also issued $40.0 million in new term loans to fund the Rail Van acquisition and issued a $5.0 million 8% subordinated note to Conex shareholders to fund the acquisition of Conex assets. Amounts for 1999 were restated to reflect an adjustment to the inter-segment interest calculation between the wholesale and retail segments which favorably impacted the wholesale segment and adversely impacted the retail segment but had no impact on consolidated results.

         Income Tax Expense. Income tax expense increased by $1.2 million from $11.7 million in 1999 to $12.9 million in 2000. The effective tax rate for 2000 was 44.0% compared to 39.8% for 1999 due primarily to the non-deductibility for tax purposes of goodwill amortization associated with the acquisitions of Pacer Logistics on May 28, 1999, GTS on August 31, 2000 and RFI on October 31, 2000.

         Net Income. Net income decreased $1.8 million, or 10.8%, from $16.6 million in 1999 to $14.8 million in 2000. The merger and severance charge accounted for an estimated $4.3 million of the after-tax decrease. The retail segment, including the four 2000 acquisitions but excluding the merger and severance charge, accounted for a $5.1 million increase in net income while the wholesale segment accounted for a decrease of $2.1 million and minority interest costs (accrued paid-in-kind dividends on the exchangeable preferred stock of the retail segment) accounted for the remaining $0.5 million decrease in net income. The wholesale segment decrease was due primarily to increased interest expense on the financing for the recapitalization and acquisition of Pacer Logistics partially offset by improved operating income for 2000 as a result of increased container volumes.

Liquidity and Capital Resources

         Cash generated by operating activities was $21.8 million, $1.2 million and $20.8 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. The increase in cash provided by operating activities in 2001 was due primarily to the $11.1 million decrease in accounts receivable in 2001 compared to a $14.3 million increase in 2000. The 2001 accounts receivable reduction resulted primarily from improved collection efforts coupled with decreased revenue levels excluding the revenues associated with the 2000 acquisitions. In addition, we made merger and severance cash payments of $4.0 million in 2001 and paid acquisition fees and expenses of $2.8 million primarily for the acquisition of Rail Van. The decrease in cash provided by operating activities in 2000 compared to 1999 was due primarily to an increase in interest payments from $15.4 million in 1999 to $32.3 million in 2000 due to borrowings to finance the 2000 acquisitions. In April 2000 we transferred the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in our balance sheet, resulting in a decrease in both accounts receivable and accounts payable of approximately $33.4 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. We continue to handle APL Limited's international traffic under contract for a management fee. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and for acquisitions. We had working capital of $20.1 million and $12.6 million at December 28, 2001 and December 29, 2000, respectively.

         Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 28, 2001 our major commitments consisting of long-term debt, capital lease and operating lease requirements.

                 Debt and Lease Obligation Payment Requirements
                                 ($ in millions)

                                Total         Less than 1 Yr       2-3 Years          4-5 Years          After 5 Yrs
                             ------------     -----------------    ---------------    --------------     -------------
Long-term debt                   $ 397.5             $     1.7           $   79.3          $  166.5          $  150.0
Operating leases                   381.0                  60.0               92.9              69.9             158.2
Capital leases                       0.4                   0.3                0.1                 -                 -
                             ------------     -----------------    ---------------    --------------     -------------

Total                            $ 778.9             $    62.0           $  172.3          $  236.4          $  308.2
                             ============     =================    ===============    ==============     =============

         Our total long-term debt was incurred to finance our recapitalization, the acquisition of Pacer Logistics and the four 2000 acquisitions. There were no acquisitions in 2001. The majority of the operating lease requirements relate to our wholesale segment's lease of railcars, containers and chassis. We do not anticipate additional equipment leases during 2002 and have downsized our container and chassis fleet. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues which were $52.5 million in 2001, $30.1 million in 2000 and $16.9 million in 1999.

         Based upon the current level of operations including the integration of the 2000 acquisitions and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our largest customer generated $128.1 million, or 7.7%, of our gross revenues in 2001. Loss of this customer, or others, could have an adverse impact on our results of operations and operating cash flows. In addition, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our results of operations and operating cash flows could be adversely impacted.

         During 2001, we charged a total of $6.9 million to operating expense as described below. The charges included $1.9 million for the write-off of agent balances due to agent bankruptcy; $1.6 million for the write-off of IPO costs; $1.4 million for container and chassis return costs required as part of a program to downsize the container and chassis fleet; $0.4 million for additional merger and severance costs; $0.5 million for early termination costs associated with the termination of a container and chassis maintenance agreement; $0.8 million for costs associated primarily with the consolidation of retail segment operations in Columbus, Ohio; and $0.3 million for legal fees related to a civil lawsuit filed against the former owner of an acquired business.

         Cash flows used in investing activities were $14.4 million, $130.7 million and $74.0 million for 2001, 2000 and 1999, respectively. The use of cash in 2001 was due to capital expenditures of $7.3 million, of a planned total of approximately $10.0 million, for the conversion from APL Limited's computer systems to a stand-alone capability for our wholesale segment and $3.8 million for the expansion of the Rail Van computer systems to handle our retail segment operating requirements. An additional $3.5 million of capital expenditures was for computer replacement, furniture and fixtures and leasehold improvements. These amounts were partially offset by net proceeds of $0.2 million for the sale of property. The use of cash in 2000 was due primarily to purchase price and fees paid for acquiring Conex assets for $26.1 million, GTS for $15.3 million, RFI for $16.8 million and Rail Van for $67.4 million, partially offset by net proceeds of $0.4 million for the sale of retired wholesale and retail segment property. The use of cash in 1999 was due to the acquisition of the retail segment for $112.0 million, partially offset by the net proceeds of $39.6 million from the sale and leaseback of 199 railcars originally purchased in 1998 and by the net proceeds of $0.4 million from the sale of retail segment property. Capital expenditures of $5.5 million in 2000 and $2.0 million in 1999 were primarily for computer hardware and leasehold improvements to office space and warehouse facilities.

         Capital expenditures for 2002 are budgeted at $5.4 million primarily for completion of the wholesale segment computer conversion and the expansion of the Rail Van computer systems to handle the retail segment requirements.

         Cash flows (used in) provided by financing activities were $(7.4) million, $117.3 million and $65.4 million for 2001, 2000 and 1999, respectively. The use of cash during 2001 was due to debt repayment. During 2001, we repaid $6.0 million under the revolving credit facility, $1.3 million of term loans and $0.2 million of capital lease obligations. Also during 2001, certain members of senior management exercised options to purchase 183,374 shares of Pacer International, Inc. common stock for total proceeds of $0.1 million. The proceeds were used to repay the remaining portion of the notes payable to management that were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In addition, certain members of senior management exercised options to purchase 27,498 shares of Pacer International, Inc. preferred stock for total proceeds of $0.2 million. We repurchased and retired the preferred stock that arose from the exercise of the options.

         During 2000, we borrowed $83.2 million under the revolving credit facility and issued $39.4 million in new term loans (net of $0.6 million in loan fees) to acquire Conex assets, GTS, RFI and Rail Van. In connection with the January 13, 2000 acquisition of Conex assets, we also issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due January 13, 2003 and issued 300,000 shares (valued at $6.0 million) of our common stock. In connection with the December 22, 2000 acquisition of Rail Van, we issued Rail Van shareholders 280,000 shares (valued in the aggregate at $7.0 million) of our common stock. Our management exercised options to purchase 341,373 shares of common stock for total proceeds of $0.9 million during the 2000. The proceeds were used to repay notes payable to management which were part of the purchase price for the May 28, 1999 acquisition of Pacer Logistics and for general corporate purposes. We repaid $8.9 million of Rail Van debt assumed at acquisition, $6.4 million of the revolving credit facility, $1.3 million of term loans, $0.4 million of notes payable to management and $0.1 million of capital lease obligations during 2000.

         On May 28, 1999, in connection with our recapitalization and acquisition of the retail segment, proceeds of $104.4 million were received from the issuance of our common stock. We also borrowed $135.0 million under a term loan facility, issued $150.0 million of senior subordinated notes, borrowed $2.0 million under the $100.0 million revolving credit facility and issued $24.3 million of Pacer Logistics' exchangeable preferred stock. We paid $9.5 million of financing costs associated with these borrowings which are amortized over the life of the debt. The $2.0 million borrowed under the revolving credit facility was repaid in July 1999. These borrowings were partially offset by a distribution to APL Limited of $300.0 million and by fees paid in connection with the recapitalization of $11.7 million. In addition, $0.7 million of the term loan was repaid and $0.1 million was paid on capital lease obligations during 1999. In July 1999, we also redeemed $2.0 million of Pacer Logistics' exchangeable preferred stock. Prior to our recapitalization on May 28, 1999, any excess cash generated from or used for operating or investing activities was remitted to or received from APL Limited, the former parent, through participation in the cash management plan.

         The $150.0 million of senior subordinated notes, due in 2007, bear interest at 11.75% with interest due semi-annually at June 1 and December 1. The $135.0 million term loan due in 2006, and the $100.0 million revolving credit facility expiring in 2004, each bear interest at a variable rate based on, at our option, the Eurodollar rate or a base rate determined based on the federal funds rate, prime rate or certificate of deposit rate, plus in either case a margin ranging from 1.5% to 3% based on our leverage ratio. The margin increases or decreases by 0.25% for each change in our leverage ratio between 3.25 and 4.0, between 4.0 and 5.0, and greater than 5.0. At December 28, 2001, the interest rate on the revolving credit facility was 5.1% and the interest rate on the term loans was 5.5%. Voluntary prepayments and commitment reductions will generally be permitted without premium or penalty. The credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries' properties and assets. At December 28, 2001, $171.7 million of term loans were outstanding and we had $23.4 million available under the revolving credit facility. The credit agreement contains restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At December 28, 2001, we were in compliance with these covenants. On August 9, 1999, we entered into a first amendment to the credit agreement to increase the maximum amount that can be drawn under the revolving credit facility on the day of notification of borrowing to $10.0 million from $2.5 million. On January 7, 2000, we entered into a second amendment to the credit agreement to modify the definition of excess cash flow to allow for the acquisition of the Conex assets. On December 22, 2000, we entered into a third amendment to the credit agreement to provide for an additional term loan in the amount of $40.0 million which was borrowed to finance the acquisition of Rail Van as described below.

         The wholesale segment took delivery of 1,500 new 53-foot containers and chassis financed through an operating lease in the fourth quarter of 1999. During 2000, to help meet current and projected growth, we received 4,156 leased containers and 3,425 leased chassis and returned 1,470 primarily 48-ft leased containers and 506 leased chassis. In addition, we retired 593 owned 48-ft containers. During 2001, we received 1,100 leased containers and 80 leased chassis and returned 2,278 primarily 48-ft leased containers and 1,629 leased chassis.

         We entered into operating lease agreements for 1,300 railcars during 2000 and 2001 as described below. The long-term lease obligations associated with this equipment is reflected in the Debt and Lease Obligation Payment Requirements table above. All of the railcars have been received and we do not anticipate ordering any additional railcars during 2002.

    Lease              Lease           No.           Received         Received
     Date              Term          Ordered          In 2000         In 2001
---------------     ------------    -----------     ------------    ------------

   9/1/2000           Monthly             200             200
  10/4/2000           15 Yrs              250              85              165
    1/2/01             5 Yrs              250                              250
   2/14/01            15 Yrs              100                              100
   6/19/01            15 Yrs              250                              250
   9/25/01             5 Yrs              250                              250
                                    -----------     ------------    ------------

                    Total               1,300             285            1,015
                                    ===========     ============    ============

         The two five-year term lease contracts have two additional five-year renewal options. All leases include change of control provisions, however these only apply if the new entity does not assume all of the obligations and when certain financial requirements are not met, such as, for example, the new entity maintaining a minimum net worth of $17.4 million or a Standard & Poor's credit rating of at least B+. If these requirements were not met, the lessor would have the right to retake the railcars and/or collect damages after disposal of the equipment, if necessary, to recover costs associated with the lease of the equipment.

         On December 22, 2000, pursuant to a stock purchase agreement, we acquired all of the capital stock of Rail Van, Inc. Rail Van provides truck brokerage, intermodal marketing and logistics services. The purchase price of $76.0 million included $4.0 million of acquisition costs, a cash payment to owners of $67.0 million, the issuance to Rail Van stockholders of 280,000 shares of our common stock (valued in the aggregate at $7.0 million) and a post-closing adjustment of $2.0 million refunded by the sellers based on Rail Van's results for 2000 through December 22. The acquisition was funded with a borrowing of $40.2 million under our revolving credit facility, $40.0 million in new term loans and the issuance of our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition. The acquisition resulted in $75.2 million of goodwill.

         On October 31, 2000, pursuant to a stock purchase agreement, we acquired all of the capital stock of RFI Group. Inc. RFI provides international freight forwarding and freight transportation services. The purchase price was $18.5 million including acquisition fees of $0.5 million, a net cash payment to owners of $16.4 million and a working capital adjustment of $1.6 million. A portion of the net cash payment was used to repay $5.2 million of indebtedness. The acquisition was funded by $18.0 million of borrowings under our revolving credit facility. In connection with the acquisition, former owners of RFI that continued as employees were granted 125,000 options to purchase our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition. The acquisition resulted in $17.4 million of goodwill. During 2001, we reviewed and increased the gross goodwill recorded for this acquisition by $0.3 million.

         On August 31, 2000, we acquired all of the capital stock of GTS Transportation Services, Inc. for $17.8 million including acquisition fees and expenses and a maximum earn-out amount of $2.2 million. The acquisition was funded by $10.0 million of borrowings under our revolving credit facility. GTS is a provider of transportation services, including logistics and truck brokerage in North America. In connection with the acquisition, former owners of GTS that continued as employees were granted 30,000 options to purchase our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition. The acquisition resulted in $21.2 million of goodwill. During 2001, we reviewed and decreased the gross goodwill recorded for this acquisition by $1.1 million as a result of the finalization of certain pre-acquisition contingencies.

         On January 13, 2000, pursuant to the terms of an asset purchase agreement, we acquired substantially all of the assets and assumed specified liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively "Conex"), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The purchase price of $37.4 million included acquisition fees of approximately $1.3 million, a cash payment to owners of $25.1 million, the issuance to Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million and the issuance to Conex shareholders of 300,000 shares (valued in the aggregate at $6.0 million) of common stock of Pacer International, Inc. We borrowed $15.0 million under the revolving credit facility to fund the acquisition. Operating results of the acquisition were included in our retail segment beginning January 1, 2000. The acquisition resulted in $32.0 million of goodwill. In 2001, we reviewed and increased the gross goodwill recorded for this acquisition by $0.1 million.

         On May 28, 1999, we acquired the common stock of Pacer Logistics, Inc., a privately-held third party logistics provider. We paid $137.5 million in the acquisition which included acquisition fees of $2.9 million and assumed indebtedness of $62.6 million. We financed the acquisition with a portion of the proceeds from the senior subordinated notes and with funds under the credit facility. The acquisition resulted in goodwill of $123.1 million. During 2000, we reviewed and increased the gross goodwill recorded for the acquisition of Pacer Logistics by $2.9 million. In December 2000, we determined the deferred tax asset arising as a result of our four 2000 acquisitions. This entry increased gross goodwill by $2.8 million.

         In December 2000, we filed a registration statement with the SEC with respect to an initial public offering of our common stock. In 2001, we postponed the IPO due to market conditions. We expect that our IPO will be completed in 2002, subject to market conditions.

Recently Issued Accounting Pronouncements

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," in July, 2001 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in October, 2001. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS No. 143 in the 2003 fiscal year. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. We have not yet completed our analysis of the effects that these new standards will have on the results of operations; although we do not expect the implementation of these standards to have a significant effect on the results of operations or financial condition.

         The Financial Accounting Standards Board also issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. SFAS 141 and SFAS 142 continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." SFAS 142 was effective for us on December 29, 2001. SFAS 142 will result in significant modifications relative to our accounting for goodwill. Specifically, we will cease goodwill amortization, which was $7.5 million in 2001, beginning December 29, 2001. Furthermore, certain intangible assets that are not separable from goodwill will not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments described below. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. SFAS 142 requires a two-step method for determining goodwill impairments where step 1 is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test suggests that it is impaired, then step 2 is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. Also under SFAS 141, a one-step method is used to determine the impairment for indefinite-lived intangible assets where the fair value of the intangible asset is compared with its carrying amount. We have completed a preliminary evaluation of goodwill using the new goodwill impairment testing criteria set forth in SFAS 142, and have determined that we will not be required to take an initial goodwill impairment charge as a result of adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. The quantitative information presented below and the additional qualitative information presented in the Management's Discussion and Analysis and Notes 1, 4 and 5 of the Consolidated Financial Statements included in this filing describe significant aspects of our financial instrument programs which have a material market risk.

         We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense.

         Based upon the average variable interest rate debt outstanding during 2001, a 1% change in our variable interest rates would have affected our 2001 pre-tax earnings by approximately $2.5 million. For 2000, a 1% change would have affected 2000 pre-tax earnings by approximately $1.9 million.

         As our foreign business expand, we will be subjected to greater foreign currency risk.

         Inflation
         ---------

         We contract with railroads and independent truck operators for our transportation requirements. These third parties are responsible for providing their own diesel fuel. To the extent that increased fuel prices are passed along to us, we have historically passed these increases along to our customers. However, there is no guarantee that this will be possible in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements, including supplementary data and accompanying reports of independent accountants are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 filed as part of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our directors and executive officers.

   Name                      Age     Position with Pacer International
   ----                      ---     ---------------------------------
   Donald C. Orris            60     Chairman, President and Chief Executive Officer
   Gerry Angeli               55     Executive Vice President
   Lawrence C. Yarberry       59     Executive Vice President, Chief Financial Officer
   Joseph P. Atturio          44     Vice President, Controller and Secretary
   Joseph B. Doherty          43     Treasurer
   Carl K. Kooyoomjian        55     Chairman, Logistics Division - Retail Segment
   Charles T.  Shurstad       55     President, Pacer Stacktrain - Wholesale Segment
   Michael F. Killea          40     Executive Vice President and General Counsel
   Mitchel Robbins            45     President, International Freight Forwarding
   Alan Baer                  46     Vice President
   Denis M. Bruncak           47     Chief Commercial Officer, Logistics Division - Retail Segment
   Jeffrey R. Brashares       49     President, Transportation Services - Retail Segment
   Joshua J. Harris           36     Director
   Thomas L. Finkbiner        48     Director
   Michael S. Gross           40     Director
   Bruce H. Spector           59     Director
   Marc E. Becker             29     Director
   Timothy J. Rhein           60     Director

         Donald C. Orris has served as our Chairman, President and Chief Executive Officer since May 1999. Mr. Orris serves as Chief Executive Officer pursuant to the terms of a shareholder agreement. From Pacer Logistics' inception in March 1997 until May 1999, Mr. Orris served as Chairman, President and Chief Executive Officer of Pacer Logistics. From March 1997 until May 1998, Mr. Orris served as President and Chief Executive Officer of an affiliate of Pacer Logistics. He also has served as Chairman of Pacer Logistics' other subsidiaries since their formation or acquisition by Pacer Logistics. Mr. Orris has been the President of Pacer International Consulting LLC, a wholly owned subsidiary of Pacer Logistics, since September 1996. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as an Executive Vice President, of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American President Domestic Company and American President Intermodal Company from 1982 until 1990. Mr. Orris is also a director of Quality Distribution, Inc.

         Gerry Angeli has served as an Executive Vice President of our company since May 1999. From Pacer Logistics' inception in March 1997 until May 1999, Mr. Angeli served as an Executive Vice President and Assistant Secretary of Pacer Logistics and as a Director of Pacer Logistics from April 1998 until May 1999. He also served as a Director of each of Pacer Logistics' subsidiaries. Since May 1998, Mr. Angeli has served as President and Chief Executive Officer and Vice President of subsidiaries of Pacer Logistics. Mr. Angeli also served as a Vice President and Assistant Secretary of Pacific Motor Transport Company ("PMTC"), a subsidiary of Pacer Logistics, from March 1997 until May 1998. Since 1982, Mr. Angeli has served as President and Chief Executive Officer of the Pacer division of PMTC and, concurrent therewith, from 1987 until December 1993, Mr. Angeli served as President and Chief Executive Officer of Southern Pacific Motor Trucking, a wholly owned subsidiary of the Southern Pacific Railroad.

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

         Joseph P. Atturio has served as a Vice President, Controller and Secretary of our company since May 1999. Mr. Atturio served as Vice President and Secretary of Pacer Logistics since its inception in March 1997 until May 1999. Prior to joining Pacer Logistics, Mr. Atturio served as Comptroller of Southern Pacific Motor Transport ("SPMT") from August 1988 until December 1993 and as a Vice President of SPMT from July 1992 until December 1993. From January 1994 until March 1997, he served as Vice President and Comptroller of PMTC and served as a Regional Director of PMT Auto Transport, a division of PMTC, from January 1986 until 1988.

         Joseph B. Doherty has served as Treasurer of our Company since July 2000. Prior to joining our company, Mr. Doherty served as Vice President and Treasurer for Rail America, Inc. from August 1998 to July 2000. From 1981 to 1998, Mr. Doherty held various positions at Southern Pacific Transportation Company, including Assistant Vice President - Finance and Assistant Treasurer.

         Carl K. Kooyoomjian has served as Chairman of Pacer Logistics since July 2001. Prior to joining our company, Mr. Kooyoomjian served as Corporate Vice President & Officer for The Coca-Cola Company from 1996. From 1972 to 1995, Mr. Kooyoomjian held various positions with Digital Equipment Corporation, including distribution planning, manufacturing, and logistics services eventually attaining the position of Vice President, Acquisition and Purchasing.

         Charles T. Shurstad has served as President of Pacer Stacktrain since January 2002. Prior to joining our company, Mr. Shurstad was the President of The Belt Railway Company of Chicago from 1998. From 1997 to 1998, Mr. Shurstad was the Chief Operating Officer of the Malayan Railway and from 1995 to 1997 the President of the Terminal Railroad of St. Louis. Prior to 1995, Mr. Shurstad held a number of positions with Southern Pacific Transportation Company, the last of which was Vice President and General Manager Operations for the Western Region.

         Michael F. Killea has served as Executive Vice President and General Counsel of our company since August 2001. From October 1999 through July 2001 he was a partner at the law firm of Holland & Knight LLP in New York City and Jacksonville, Florida, and from September 1987 through September 1999 he was a partner and an associate at the law firm of O'Sullivan LLP in New York City.

         Mitchel Robbins has served as President of International Freight Forwarding of our company since October 2000. Mr. Robbins served as Chief Executive Officer of RFI Group, Inc. from January 1993 until it was acquired by Pacer Logistics in October 2000. Mr. Robbins served as Vice President of RFI Group, Inc. from 1984 to 1993 and as a Manager from 1977 to 1984.

         Alan Baer has served as a Vice President of our company since October 2000 and as Chief Operating Officer of RFI Group, Inc. since January 1, 1998. Mr. Baer served as President of Ocean World Lines, a subsidiary of the RFI Group, from 1989 to 1998. Prior to joining Ocean World Lines, Mr. Baer served as Line Manager for United States Navigation since 1982.

         Denis M. Bruncak has served as Chief Commercial Officer of the Logistics division of the retail segment of our company since December 2000. Prior to joining our company, Mr. Bruncak was an owner and served as Chief Executive Officer of Rail Van Global Logistics since 1984. Rail Van Global Logistics became a subsidiary of Pacer Logistics in December 2000. Mr. Bruncak joined Rail Van Global Logistics as General Manager in 1979.

         Jeffrey R. Brashares has served as President of Transportation Services of the retail segment of our company since December 2000. Prior to joining our company, Mr. Brashares was an owner and served as President of Rail Van Global Logistics since 1984. Rail Van Global

Logistics became a subsidiary of Pacer Logistics in December 2000. Mr. Brashares joined Rail Van Global Logistics as Regional Sales Manager in 1976.

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

     Thomas L. Finkbiner has served as a director of our company since April 1, 2000. Mr. Finkbiner is currently a director and Chief Executive Officer of Quality Distribution, Inc. Prior to joining Quality Distribution, Mr. Finkbiner served as Vice President of Intermodal for Norfolk Southern Corporation since 1987. From 1981 to 1987, he was Vice President of Marketing & Administration for North American Van Lines.

     Michael S. Gross has served as a director of our company since April 1, 2000. Mr. Gross is a founding partner of Apollo Management. Prior to that time, Mr. Gross was a member of the Mergers and Acquisitions Department of Drexel Burnham Lambert Incorporated. Mr. Gross is also a Director of Allied Waste Industries, Inc., Breuners Home Furnishings Corporation, Clark Enterprises, Inc., Converse, Inc., Encompass Services Corporation, Florsheim Group, Inc., Rare Medium, Inc., Saks, Inc. and United Rentals.

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

Committees of the Board of Directors
------------------------------------

     The board of directors has an executive committee, a compensation committee and an audit committee. The executive committee may exercise all the powers of the board of directors in the management of our business and affairs except for those powers expressly reserved to the board under Tennessee law. The members of the executive committee are Messrs. Orris, Harris and Spector. The compensation committee reviews and makes recommendations regarding our compensation policies and forms of compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines stock-based compensation for our directors, officers, employees and consultants and administers our option plan. The members of the compensation committee are Messrs. Orris, Harris and Spector. The audit committee provides assistance to the board in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting internal control and legal compliance functions. The audit committee also oversees the audit efforts of our independent accountants and take those actions as it deems necessary to satisfy itself that the auditors are independent of management. The members of the audit committee are Messrs. Harris, Rhein and Becker.

Director Compensation
---------------------

     The members of our board of directors who are employees do not receive compensation for their service on our board of directors or any committee of our board but are reimbursed for their out-of-pocket expenses. Our non-employee directors receive a monthly $1,500 retainer plus a $1,500 fee for each board meeting that they attend. In addition, each non-employee director has received options to purchase 6,000 shares of our common stock under our stock option plan.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Mr. Orris serves as a director of Quality Distribution, Inc., of which Mr. Finkbiner, one of our directors, is Chief Executive Officer and a director. No other member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our board of directors or compensation committee.

ITEM 11.  EXECUTIVE COMPENSATION

         The Summary Compensation Table sets forth information concerning the compensation paid by us for services rendered in the years indicated to our Chief Executive Officer and our four other most highly paid executive officers whose salary and bonus exceeded $100,000 in 2001.

                           Summary Compensation Table

                            Annual Compensation                                                 Long-Term Compensation
---------------------------------------------------------------------------    -----------------------------------------------------
                                                                                                  Awards       Payout
                                                                                                -----------    --------
       (a)            (b)          (c)           (d)              (e)              (f)             (g)           (h)          (i)

    Name and                                                 Other Annual       Restricted      Securities                    All
    Principal                                                    Comp-            Stock         Underlying      LTIP         Other
    Position          Year       Salary         Bonus         ensation 1/      Award(s) 2/       Options       Payout      Comp. 3/
------------------   -------    ----------    ----------     --------------    -------------    -----------    --------    ---------
Donald C. Orris       2001       $300,000      $124,200            -                -               -             -         $4,442
      (CEO)           2000       $300,000      $161,880            -                -               -             -         $5,250
                      1999       $300,000      $161,880            -                -            100,000          -         $5,688

Gerry Angeli          2001       $270,000      $130,950            -                -               -             -         $4,846
                      2000       $270,000      $121,410            -                -               -             -         $5,250
                      1999       $270,000      $121,410            -                -            100,000          -         $3,025

Robert L. Cross       2001       $235,000      $ 63,450            -                -               -             -         $5,250
       4/             2000       $235,000      $121,410            -                -               -             -         $4,038
                      1999       $235,000      $121,410            -                -            100,000          -         $5,604

Jeffrey R.            2001       $572,000         -                -                -               -             -         $2,625
Brashares             2000          -             -                -                -               -             -            -
                      1999          -             -                -                -               -             -            -

Denis M.              2001       $572,000         -                -                -               -             -         $2,625
Bruncak               2000          -             -                -                -               -             -            -
                      1999          -             -                -                -               -             -            -

___________

(1) The value of perquisites and other personal benefits is not included in the amounts disclosed because it did not exceed for any officer in the table above the lesser of either $50,000, or 10% of the total annual salary and bonus reported for the officer.

(2) In connection with the recapitalization, Messrs. Orris, Angeli and Cross received 2,329, 2,264 and 2,264 shares of Pacer Logistics 7.5% Exchangeable Preferred Stock, respectively, with a fiscal year end 2001 fair market value of $6.9 million (based on a fiscal year end 2001 fair market value of $1,000 per share of such preferred stock, plus accrued dividends).
    (3)  Consists of company matching contributions to 401(k) plan.
    (4) Mr. Cross resigned as Executive Vice President effective December 31, 2001.

                        Option Grants in Last Fiscal Year

         There were no stock options granted to the named executive officers during the fiscal year 2001.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth information concerning the options held by the officers named in the Summary Compensation Table as of December 28, 2001.

                                                             Number of Securities
                                                                  Underlying               Value of Unexercised In-the-
                            Shares                          Unexercised Options at               Money Options at
                           Acquired                            Fiscal year end                  Fiscal year end (1)
                                                         -----------------------------    --------------------------------
                              On            Value
                                                         Exercis-
        Name               Exercise       Realized         able          Unexercisable      Exercisable      Unexercisable
---------------------     -----------    ------------    ----------     ---------------    --------------    --------------
Donald C. Orris
    Common                  60,958       $ 1,510,539        26,667             73,333         $ 400,005       $ 1,099,995
    Preferred                9,166            (2)                -                  -                 -                 -

Gerry Angeli
    Common                  60,958       $ 1,510,539        26,667             73,333         $ 400,005       $ 1,099,995
    Preferred                9,166            (2)                -                  -                 -                 -

Robert L. Cross 3/
    Common                  60,958       $ 1,510,539        26,667             73,333         $ 400,005       $ 1,099,995
    Preferred                9,166            (2)                -                  -                 -                 -

Jeffrey R.
Brashares
    Common                    -               -                  -                  -                 -                 -

Denis M.
Bruncak
    Common                    -               -                  -                  -                 -                 -

__________________

   (1) Based upon end of year fair market value of $25.00 per share of Pacer International common stock.
   (2) Subsequent to the exercise of preferred stock options, the shares were repurchased by the Company at the option exercise price.
   (3)  Mr. Cross resigned effective December 31, 2001.

Stock Option Plan

         Our Board of Directors adopted the Pacer International, Inc. 1999 Stock Option Plan in May 1999. The purpose of this plan is to further our growth and success by permitting our employees, as well as employees of Pacer Logistics, to acquire shares of our common stock and the preferred stock of Pacer Logistics, in the case of employees of Pacer Logistics, thereby increasing their personal interest in our growth and success and to provide a means of rewarding outstanding contribution by these employees. All of our employees and non-employee directors are eligible for option grants under this plan. This plan is administered by a committee of our Board of Directors and, except with respect to initial grants described below, such committee has the power and authority to approve the persons to whom options are granted, the time or times at which options are granted, the number of shares subject to each option, the exercise price of each option and the vesting and exercisability provisions of each option and has all powers with respect to the administration and interpretation of this plan. In the event of specified corporate reorganizations, recapitalizations, or other specified corporate transactions affecting our stock, the plan permits proportionate adjustments to the number and kinds of shares subject to options and/or the exercise price of those shares. This plan has a term of ten years, subject to earlier termination by our Board of Directors, who may modify or amend this plan in any respect, provided that no amendment or modification affects an option already granted without the consent of the option holder. With the exception of the 562,861 incentive stock options which were rolled into this plan from the 1997 and 1998 Pacer Logistics stock option plans, options subject to this plan do not qualify as incentive stock options under the provisions of section 422 of the Internal Revenue Code.

         No more than 1,793,747 shares of common stock have been authorized to be issued pursuant to all option grants under this plan. Forfeitures under the plan are available for future grants. At December 28, 2001, options to purchase 1,202,114 shares of our common stock were outstanding under the plan and 66,886 options were available for future grant.

         Under the plan, in connection with the recapitalization, an initial grant of 985,500 options was made with an exercise price of $10.00 per share, to specified employees. The options under this initial grant are divided into three tranches, Tranche A, Tranche B and Tranche C. Tranche A options vest in five equal installments on the date of the grant's first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant's seventh anniversary date if the employee is employed by us on that date. However, if on any of the grant's first five anniversary dates specified per share target values are attained and the employee is employed by us on that date, then 20% of the Tranche B options will vest. Accelerated vesting of the Tranche B options is possible if a sale of the company occurs prior to the date of grant's fifth anniversary and the fair market value of the per share consideration to be received by the shareholder equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including acceleration upon a sale of the company, except that the per share target values as of a given anniversary date are increased. Options granted to non-employee directors vest in four equal installments on the date of grant's first four anniversary dates. A vested option that has not yet been exercised will automatically terminate on the first to occur of the grant's tenth anniversary, ninety days following the employee's termination of employment for any reason other than death or disability, twelve months following the employee's termination of employment due to death or disability, or as otherwise determined by the committee.

         Additionally, 470,247 and 92,614 options which were part of the 1997 and 1998 Pacer Logistics, Inc. Stock Option Plan, respectively, were rolled over as part of the acquisition of Pacer Logistics.

         During 1999, subsequent to the initial grant discussed above, we granted an additional 80,000 options and 24,000 were forfeited. During 2000, we granted an additional 296,500 options and 316,000 options were forfeited. During 2001, we granted an additional 279,000 options and 137,000 options were forfeited.

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

         In addition, under the 1999 Stock Option Plan, options to purchase 44,997 shares of our preferred stock were granted which were rolled over from the 1997 Pacer Logistics Stock Option Plan. These options were granted to certain members of our management and had an exercise price of $9.00 per share. All of these options were exercised in 2000 and 2001. We elected, at our discretion, to repurchase and retire the preferred stock that arose from the exercise of the options.

Employment and Related Agreements

         We have entered into employment agreements dated as of March 31, 1997, and amended as of April 7, 2000, with each of Donald C. Orris, Gerry Angeli and Robert L. Cross. Each of these employment agreements, as amended, has a term of two years commencing May 28, 1999, with automatic one year renewals on each anniversary of their commencement date. The minimum base salary under these employment agreements is $225,000, $225,000 and $200,000 per year for Messrs. Orris, Angeli and Cross, respectively, subject to increase by our board of directors, except in the case of Mr. Orris, in which case the base salary is subject to increase as agreed to by Mr. Orris and our Board of Directors. Mr. Cross resigned effective December 31, 2001 as discussed below. We have also entered into employment agreements dated as of December 22, 2000 with each of Denis M. Bruncak and Jeffrey R. Brashares. Each of these agreements has a term of one year commencing December 22, 2000, with automatic two year renewals on each anniversary of their commencement date. The minimum base salary under these employment agreements is $572,000 for each of Messrs. Bruncak and Brashares, subject to increase by our board of directors.

         Under the employment agreements Messrs. Orris, Angeli and Cross may receive annual bonuses of up to $180,000, $135,000 and $135,000, respectively, based on the attainment of operating income targets. Further, an additional bonus of up to 25% of the annual bonus may be awarded to each of Messrs. Orris, Angeli and Cross based upon acquisitions made during the year. The employment agreements of Messrs. Bruncak and Brashares do not provide for the grant of annual bonuses. The bonus amounts may be changed from time to time by the Board of Directors.

         All of the employment agreements provide that if the employment of these employees is terminated for any reason, they would be entitled to receive any unpaid portion of their base salary, reimbursement for any expenses incurred prior to the date of termination and any unpaid amounts earned prior to the effective date of termination pursuant to the terms of any bonus or benefit program in which they participated at the time of termination. In addition, the employment agreements provide that if the employment of these employees is terminated without "cause", as defined in the employment agreements, they would be entitled to receive 100% of their base salary for a period equal to the greater of the number of months remaining in the employment term or one year, in the case of Messrs. Orris, Angeli and Cross, and for a period of two years following termination, in the case of Messrs. Bruncak and Brashares.

         We have entered into a separation and release agreement as of December 31, 2001 with Robert L. Cross. Mr. Cross is entitled to receive $235,000 per year for a period of two years commencing January 1, 2002.

         All of the employment agreements and the separation and release agreement include restrictive covenants for our benefit relating to the non-disclosure by these employees of our confidential business information and trade secrets, the disclosure grant and assignment of inventions and non-competition with regards to any business in competition with us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to the beneficial ownership of shares of the common stock as of December 28, 2001, for:

         . Each person or entity known by us to beneficially own more that 5% of the common stock;
         . Each executive officer named in the summary compensation table;
         . Each of our directors; and
         . All executive officers and directors as a group.

         The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such person that are exercisable within 60 days of December 28, 2001, but excludes shares of common stock underlying options held by any other person.

         Except in cases where community property laws apply or as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

         Percentage of beneficial ownership is based on 11,544,747 shares of common stock outstanding as of December 28, 2001 and 22,348.44 shares of Pacer Logistics exchangeable preferred stock outstanding as of December 28, 2001. The Pacer Logistics exchangeable preferred stock is exchangeable for shares of our common stock on the basis of 100 shares of common stock for each share of preferred stock.

                                                                  Common Stock
                                                               Underlying Options
                                                                and Exchangeable
                                                                   Securities
                                               Common             Exercisable/
                                               Stock              Exchangeable
                                            Outstanding          Within 60 Days          Total             Percent
                                          -----------------  ---------------------    ---------------   --------------
Apollo Management IV, L.P. (1)..........      9,390,000                      -          9,390,000             81.3%
  c/o Apollo Management, L.P.
  1301 Avenue of the Americas
  New York, NY 10019
APL Limited.............................        750,000                      -            750,000              6.5
  1111 Broadway
  Oakland, CA 94607
Donald C. Orris (2).....................        156,749                259,592    (3)     416,341              3.5
Gerry Angeli (2)........................        156,749                253,083    (4)     409,832              3.5
Robert L. Cross (2).....................        156,749                253,083    (4)     409,832              3.5
Jeffrey R. Brashares (2)................         80,000                      -             80,000              0.7
Denis M. Bruncak (2)....................         80,000                      -             80,000              0.7
Joshua J. Harris (5)....................      9,690,000   (6)            3,000    (7)   9,693,000             83.9
Thomas L. Finkbiner (8).................              -                  1,500    (7)       1,500                *
Michael S. Gross (5)....................      9,390,000   (6)            1,500    (7)   9,391,500             81.3
Bruce M. Spector (5)....................      9,390,000   (6)            3,000    (7)   9,393,000             81.3
Marc E. Becker (5)......................      9,390,000   (6)            3,000    (7)   9,393,000             81.3
Timothy J. Rhein (9)....................        750,000                  3,000    (7)     753,000              6.5

All directors and executive officers as
a group (18 persons) (10)...............     11,370,247                843,122   (11)  12,213,369             98.6%

     * Less than 0.1%.

     _______
     (1) Beneficial ownership of common stock includes 8,912,000 shares, or 77.2%, owned by Coyote Acquisition LLC ("Coyote I") and 478,000 shares, or 4.1%, owned by Coyote Acquisition II LLC ("Coyote II"). Coyote I is a Delaware limited liability company, the sole member of which is Apollo Investment Fund IV, L.P. ("AIF") and Coyote II is a Delaware limited liability company, the sole member of which is Apollo Overseas Partners IV, L.P. ("AOP"). Each of AIF and AOP is a private investment fund, the general partner of which is Apollo Advisors IV, L.P. ("Advisors") which is an affiliate of Apollo Management IV, L.P. ("Management"), the manager of AIF and AOP. Each of Advisors and Management may be deemed the beneficial owner of the shares owned by Coyote I and Coyote II.

     (2) The business address for Messrs. Orris, Angeli, Cross and Yarberry is c/o Pacer International, Inc., 2300 Clayton Rd Suite 1200, Concord CA 94520. The business address for Messrs. Brashares and Bruncak is c/o Pacer Global Logistics, Inc., 6805 Perimeter Drive, Dublin, Ohio 43016. Mr. Cross resigned effective December 31, 2001.

     (3) Represents 26,667 shares of common stock underlying options exercisable within 60 days and 232,925 shares of common stock issuable upon exchange of the Pacer Logistics 7.5% Exchangeable Preferred Stock. Does not include an additional 73,333 options which vest in the future.

(4) Represents 26,667 shares of common stock underlying options exercisable within 60 days and 226,416 shares of common stock issuable upon exchange of the Pacer Logistics 7.5% Exchangeable Preferred Stock. Does not include an additional 73,333 options which vest in the future.

(5) The business address for Messrs. Harris, Gross and Becker is c/o Apollo Management L.P., 1301 Avenue of the Americas, New York, NY 10019. The business address for Mr. Spector is c/o Apollo Management L.P., 1999 Avenue of the Stars, Suite 1900, Los Angeles, CA 90067.

(6) Messrs. Harris, Gross, Spector and Becker are each principals and/or employees of certain affiliates of Apollo Management IV, L.P. Accordingly, each such person may be deemed to beneficially own shares of common stock held by Apollo Management IV, L.P. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. With respect to Mr. Harris, also includes 200,000 shares owned by BT Capital Investors L.P., an affiliate of Deutsche Bank Securities Inc., one of the representatives of the underwriters, and 100,000 shares owned by Pacer International Equity Investors, LLC, an affiliate of Credit Suisse First Boston Corporation, one of the representatives of the underwriters, with respect to which Mr. Harris has been granted a voting proxy.

(7) Represents shares underlying options exercisable within 60 days. Does not include 3,000, 4,500, 3,000, 3,000 and 3,000 options which vest in the future granted to each of Messrs. Harris, Gross, Spector, Becker and Rhein, respectively.

(8) The business address for Mr. Finkbiner is 3802 Corporex Park Drive, Tampa, Florida 33619. Does not include 4,500 options which vest in the future.

(9) The business address for Mr. Rhein is c/o APL Limited, 1111 Broadway, Oakland, CA 94607. Mr. Rhein is President, Chief Executive Officer and a director of APL Limited. Accordingly, he may be deemed to beneficially own shares of common stock held by APL Limited. Mr. Rhein disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(10) Includes all shares held by entities affiliated with specific directors as described in notes (6) and (9) above.

(11) Represents 157,365 shares underlying options exercisable within 60 days and 685,757 shares of common stock issuable upon exercise of the Pacer Logistics 7.5% exchangeable preferred stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table summarizes related party transactions recorded in the Statement of Operations.

                                                                        Fiscal Year Ended
                                                        ---------------------------------------------------
                                                         December 28,    December 29,      December 31,

        Related Party                  Type                  2001            2000              1999
----------------------------- ------------------------  --------------- ---------------- ------------------

Gross Revenues:
  APL Limited                  Freight transportation  $           82.8 $          90.6  $             49.1
  APL Limited                  Avoided repositioning               17.4            16.2                21.0
                               International freight
  APL Limited                  Management fee                       6.6             6.6                 3.9

                                                       ---------------- ---------------  ------------------
Total related party revenues                           $          106.8 $         113.4   $            74.0
                                                       ================ ===============  ==================

Operating Expenses:
Direct operating expenses:
                               Lease, maintenance
  APL Limited                  and repair expense      $              - $             -  $              7.0
                                                       ---------------- ---------------  ------------------

Selling, general and
administrative expenses:
  APL Limited                  Corporate overhead      $              - $             -  $              5.6
  APL Limited                  Administrative services              1.0             0.6                 1.1
  APL Limited                  Information technology
                               services                            10.0            10.0                 5.8
  APL de Mexico, S.A. de
  C.V.                         Agency services                      0.1             2.7                 1.8
  Apollo Management            Management fee                       0.5             0.5                 0.3
  A&G Investments              Facility lease                       0.6             0.5                 0.3
  KU Realty, LLC               Facility lease                       1.8             1.8                   -
  Rich Hyland                  Facility lease                         -               -                 0.1
  Perimeter West               Facility lease                       1.1               -                   -
                                                       ---------------- ---------------  ------------------
Total related party SG&A
expenses                                               $           15.1 $          16.1  $             15.0
                                                       ---------------- ---------------  ------------------

Interest Expense:
  Keller Uchida Realty
Resources, LLC                 $ 5.0 Million Sub Note  $            0.4 $           0.2  $                -
                                                       ---------------- ---------------  ------------------

Total related party expenses                           $           15.5 $          16.3  $             22.0
                                                       ================ ===============  ==================

Management believes that the terms of the related party transactions listed above were at fair market rates.

    We provide intermodal services to APL Limited. These services include moving containers from ports to inland points, moving containers from inland points to ports, and repositioning empty containers. These transactions were performed on a cost reimbursement basis. Thus, no revenues or expenses were recognized for financial reporting purposes. Reimbursements amounted to $0, $79.2 million and $273.6 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. The decrease in reimbursement reflects our transfer in April 2000 of the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in our balance sheet. This resulted in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. At December 29, 2000 and December 31, 1999, we had a receivable from APL Limited for these transactions of $0 and $31.3 million, respectively. We continue to handle APL Limited's international traffic under contract for an annual management fee of $6.6 million in 2001 and 2000 and $3.9 million in 1999.

         Prior to the recapitalization, APL Land Transport Services, Inc. ("APLLTS") shared in expenses of the former parent for services including systems support, office space and other corporate services. These expenses were $5.6 million for the period ended May 28, 1999. In connection with the recapitalization, we signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For 2001, 2000 and the seven months ended December 31, 1999, $1.0, $0.6 million and $1.1 million was paid for these services, respectively. In addition, APL Limited is currently providing us information technology services under a long-term agreement for an annual fee of $10.0 million. For the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, $10.0 million, $10.0 million and $5.8 million was paid for these services, respectively.

         In addition, we receive compensation from APL Limited for the repositioning expense that APL Limited has avoided due to our using APL Limited's containers in surplus locations. The total amount of revenue recognized for these services was $17.4 million, $16.2 million and $21.0 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. At December 28, 2001 and December 29, 2000 $1.9 million and $1.6 million was receivable from APL Limited, respectively.

         We also provide services to the Automotive Division of APL Limited. These services include moving containers primarily in the U.S.--Mexico trade. The amount of revenue recognized for these services was $82.8 million, $90.6 million and $49.1 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. At December 28, 2001 and December 29, 2000, $4.7 million and $4.4 million was receivable from APL Limited including related drayage and miscellaneous charges, respectively.

         Prior to the recapitalization, we received an allocation for lease and maintenance and repair expenses from APL Limited. These expenses were $7.0 million for the fiscal year ended December 31, 1999.

         APL de Mexico, S.A. de C.V. (APL Mexico), a wholly owned Mexican subsidiary of APL Limited, provides various agency services to us with respect to our bills of lading in Mexico. Expenses recorded from APL Mexico were $0.1 million, $2.7 million and $1.8 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. At December 28, 2001 and December 29, 2000, $0 and $0.5 million was payable to APL Mexico, respectively. Effective in 2001, we began using Pacer de Mexico S.A. de C.V. (Pacer Mexico), a wholly owned Mexican subsidiary of our company, to handle the services previously provided by APL Mexico.

         We have entered into a management agreement with Apollo Management ("Apollo"), an affiliate of our principal shareholder, for financial and strategic services as the Board of Directors may reasonably request. The annual fee which has been paid for these services for the year ended December 28, 2001 and December 29, 2000 was $0.5 million, and for the partial year ended December 31, 1999 was $0.3 million. In addition, we paid Apollo a fee of $1.5 million in 1999 in connection with the recapitalization.

         We lease a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a stockholder and a former Director and Executive Vice President of our company. Mr. Steiner is a stockholder and a former Executive Vice President of our company. Lease payments were $0.6 million, $0.5 million and $0.3 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

         We lease warehouse and dock facilities in Southern California from KU Realty, Inc. which is owned by Messrs. Keller and Uchida. Mr. Keller is a stockholder and former President of the Freight Consolidation and Handling Division of our company. Lease payments were $1.8 million for the years ended December 28, 2001 and December 29, 2000.

     In July 2001, February 2001 and August 2000 we paid scheduled semi-annual interest payments amounting to $0.4 million in 2001 and $0.2 million in 2000 to Mr. Keller on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets.

     In April 2000, we repaid $0.4 million, including accrued interest, in notes payable to Messrs. Orris, Angeli and Cross. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

     We leased a facility consisting of office space from Richard P. Hyland, a stockholder and a former Executive Vice President of our company. Such lease was pursuant to an oral agreement and was on a month-to-month basis. The lease terminated on December 31, 1999.

     In connection with the acquisition of Rail Van, we assumed a lease that had been entered into by Rail Van with an entity associated with Messrs. Bruncak and Brashares and certain former shareholders of Rail Van. This lease commenced in April 2001, with an annual rental payment of approximately $1.3 million. Lease payments were $1.1 million for the year ended December 28, 2001.

Agreements with APL Limited

Administrative Services Agreement
---------------------------------

     Pursuant to an administrative services agreement, APL Limited provides us with administrative and support services, including:

..    Accounts payable,
..    Cargo claims,
..    Walker administration,
..    Office space and associated office services,
..    Training, and
..    Front line office accounting and information resource support.

     We compensate APL Limited on a per transaction basis and a headcount basis, as applicable, and we have the right to audit, at our own expense, the total expenditures paid to APL Limited. We may terminate all or any portion of any service provided under the agreement on 90 days' notice. Either party may terminate this agreement if the other party defaults on the performance of its material obligations and such default is not cured within thirty days. Upon expiration of the administrative services agreement we will perform the services ourselves.

Information Technology Outsourcing and License Agreement
--------------------------------------------------------

     We are currently operating under an IT supplemental agreement, dated as of May 11, 1999 by and among APL Limited, Coyote Acquisition LLC, an affiliate of Apollo Management, and us, which contemplates that we will enter into a final information technology outsourcing and license agreement. If any party so elects, the parties may enter into private mediation to finalize the information technology outsourcing and license agreement.

     The IT supplemental agreement provides that APL Limited will, for a period of twenty years, provide us with all necessary software, licenses and related services necessary to conduct the stacktrain business as it is now being conducted and as it is enhanced pursuant to and during the term of the agreement. These services will, at a minimum, include the same level of services provided to us by APL Limited prior to our recapitalization. APL Limited will also be responsible for obtaining, maintaining, upgrading, and replacing any software, equipment, facilities or personnel necessary in order to provide the services during the term of the agreement. APL Limited will be required to provide personnel with the adequate skills, experience and knowledge of our business to ensure that all information technology systems are supported at previously existing levels, and as these levels are subsequently enhanced. In addition, any software that relates solely to our business will be transferred to us directly. In accordance with the agreement, we have access to APL Limited's proprietary software that is used to run the information systems through perpetual, worldwide, royalty-free licenses granted to us by APL Limited. APL Limited will also ensure that we are licensed to use all other software needed to operate the systems. These rights will remain in place even after the agreement expires or terminates and regardless of the reason for termination. We pay APL Limited an annual fee of $10 million for theses services subject to increases after four years. In addition, for the first five years we are charged for costs related to increased usage of the services only to the extent the increase exceeds specified growth levels for the company and thereafter for all of our actual direct costs related to volume growth.

     The IT supplemental agreement provides that we may terminate the agreement for our convenience at any point during the term, either in its entirety or on a system-by-system basis, by giving 120 days' notice to APL Limited. In addition, we may terminate by giving 30 days' notice if APL Limited fails to meet specified performance standards or is in material breach of the agreement and fails to correct the breach in a timely fashion. The agreement is also terminable by APL Limited, but only if we fail to meet our payment obligations or are acquired by a competitor of APL Limited, in which case APL Limited will be responsible for all costs related to establishing us with a comparable service provider on a similar computer infrastructure if it elects to terminate. APL Limited would also be responsible for the costs of transferring our systems if we terminate the agreement for any of the following reasons:

(1)  An uncorrected material breach by APL Limited;
(2) The occurrence of specified performance failures resulting from APL Limited's willful misconduct or gross negligence; or
(3) The occurrence of any two performance failures within a 12-month period, regardless of the cause.

     In the IT supplemental agreement APL Limited has made customary representations and warranties to us, including, that the information technology, software, hardware and services being provided to us constitute all such items required to provide the information technology services necessary to run our business and relating to Year 2000 compliance of the software and hardware used in providing the services under the agreement. APL Limited also indemnifies us against breaches of these representations, losses resulting from claims brought by third parties alleging infringement of their intellectual property and losses associated with a failure of the information technology systems to operate that is either caused by APL Limited or covered by indemnification or warranties provided to APL Limited by the responsible third parties. We are in the process of replacing the technology provided by APL Limited with information technology systems currently available in the market place from unrelated third parties. We anticipate that this replacement will be completed by the end of 2003.

Stacktrain Services Agreement
-----------------------------

     Pursuant to a stacktrain services agreement, we arrange and administer inland intermodal rail transportation for APL Limited's international freight shipments and its empty containers between points in the United States, between points in Canada and between points in the United States and Canada. In addition, we arrange and administer inland intermodal rail transportation for any other volume tendered by APL Automotive Logistics and APL Intermodal Management Services, each a division of APL Limited, between points in the United States, Canada and Mexico. In connection with this agreement, APL Limited agreed to tender to us all of its international shipments and containerized freight for United States or Canadian rail movement and APL Automotive Logistics and APL Intermodal Management Services will use their best efforts to deliver their business to us for handling.

     Each year, during the term of the agreement, APL Limited has agreed to pay us $6.6 million as a management fee in consideration for the services outlined above. In addition, APL Limited has agreed to pay us a fee for each container moved equal to the amount payable by us to the underlying rail carrier for the movement of such containers. Any savings received by us under the terms of our agreements with the underlying rail carriers will be passed through on a dollar-for-dollar basis to APL Limited. We do not assess any administrative fees against APL Limited for the movement of its containers. In addition, for the repositioning of its empty containers, APL Limited pays us a fee, based on established rates agreed upon by the parties, for each empty container of APL Limited that is repositioned by us.

     The stacktrain service agreement expires in 2019. However, the term of the stacktrain services agreement will be extended in the event that the current agreement between Pacer International and the Union Pacific Railroad Company, or its successor, is extended. The effect of this provision is that the stacktrain services agreement and our agreement with the Union Pacific Railroad Company will expire simultaneously.

TPI Chassis Sublet Agreement
----------------------------

     Pursuant to a TPI chassis sublet agreement, APL Limited sublets chassis to us for use in the transport of international freight on the stacktrain network on behalf of international shippers other than APL Limited. The number of chassis to be sublet is determined according to a market plan which we deliver to APL Limited prior to each year during the term of the TPI chassis sublet agreement. If our chassis requirements decrease from the current market plan allocation and APL Limited does not absorb the additional chassis into its own fleet, we are responsible for any early lease termination penalties incurred by APL Limited. If our need for chassis increases beyond the current market plan allocation, APL Limited will supply additional chassis to the extent they are available for our use. The TPI chassis sublet agreement provides that if we consistently exceed our allocation of chassis under our market plan, or if APL Limited consistently supplies less than such allocation, both parties will promptly discuss the remedies for such an excess or shortage. The term of the TPI chassis sublet agreement is the same as the term of the stacktrain services agreement. If the TPI chassis sublet agreement is terminated prior to 2019, we may require APL Limited to assign the leases for all of the chassis covered under the agreement to us.

Equipment Supply Agreement
--------------------------

     An equipment supply agreement sets forth the mechanics of the supply of containers and chassis from APL Limited to us for repositioning by us within the interior United States. The containers and chassis which are subject to the agreement are used by APL Limited in its international shipping operations. Specifically, the equipment supply agreement sets forth the underlying interchanges of possession and supply points and return locations for the repositioning of the containers and chassis. If we fail to reposition the equipment within the time frame specified in the agreement, we are charged $10 per day per container and $4.85 per day per chassis until repositioned. Under the equipment supply agreement we are liable for the actual cost of repair for each damaged container and chassis if the cost exceeds $100. The equipment supply agreement has the same term as the stacktrain services agreement.

Primary Obligation and Guaranty Agreement
-----------------------------------------

     We are a party to a primary obligation and guaranty agreement dated March 15, 1999, with Neptune Orient Lines Limited, the parent of APL Limited. The primary obligation and guaranty agreement provides that, prior to an initial public offering by APL Limited or APL Bermuda Pte. Ltd., its affiliate, Neptune Orient Lines will be directly liable for all of APL Limited's obligations under the agreements described above. Following an initial public offering of APL Limited or APL Bermuda Pte. Ltd., Neptune Orient Lines will guarantee any payments owed to us by APL Limited. Such guarantee is subject to the requirement that we first exhaust our rights to collect any guaranteed obligations from APL Limited, so long as the collection efforts against APL Limited, in our judgement or the judgment of Coyote Acquisition, do not prejudiced in any manner the ability of Coyote Acquisition and us to collect on the guarantee, in which case we and Coyote Acquisition can proceed directly against Neptune Orient Lines. The primary obligation and guaranty agreement will terminate when all other agreements and all other guaranteed obligations are terminated or satisfied.

Non-Competition Agreement
-------------------------

     Pursuant to a non-competition agreement, Neptune Orient Lines Limited, a Singapore corporation and the parent of APL Limited, APL Limited and their affiliates agreed not to compete with us, either through ownership of, participation in management of, or by lending their respective names to, any business involved in arranging stacktrain services for a period of ten years from the closing date of our recapitalization. Neptune Orient Lines, APL Limited and their affiliates further agreed to refrain from soliciting or recruiting any person employed by us as of the closing date of our recapitalization for a period of ten years.

Tax Sharing Agreement with Coyote Acquisition

     We and our direct and indirect subsidiaries have entered into a tax sharing agreement with Coyote Acquisition, our principal stockholder. The tax sharing agreement generally contemplates that two or more of the parties to the tax sharing agreement may become members of an affiliated group that files a consolidated federal income tax return for U.S. federal income tax purposes and, perhaps, one or more consolidated, combined or unitary groups for state, local and/or foreign tax purposes. The tax sharing agreement provides, among other things, methods for allocating the tax liability of an affiliated group among its members, for reimbursing Coyote Acquisition, or another entity as appropriate, for the payment of an affiliated group's tax liability, and for reimbursing members of an affiliated group for the use of net operating losses and other tax benefits that reduce an affiliated group's tax liability otherwise payable.

                                     Part IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  Documents filed as part of this report.

    1. The financial statements, financial statement schedule and accompanying reports of independent accountants are listed in the Index to Financial Statements and Financial Statement Schedules filed as part of this Annual Report.

    2.   Exhibits

Exhibit
-------
Number        Exhibit Description
------        -------------------
--------      -----------------------------------------------------------------

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

    3.3 Second Amended and Restated Certificate of Incorporation of Pacer Logistics, Inc. effective May, 2001 (Incorporated by reference to
              Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 29, 2001).

    4.1 Indenture, dated as of May 28, 1999, among Pacer International, Inc. the Guarantors and Wilmington Trust Company, as Trustee (including form of 11 3/4% Senior Subordinated Notes due 2007) (Incorporated by reference to Exhibit No. 4.2 to the Company's Registration Statement on Form S-4 dated August 12, 1999).

    4.2 Form of 11 3/4% Senior Subordinated Notes due 2007 (filed as part of Exhibit 4.1). (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 dated August 12,
              1999).

    4.3 First Supplemental Indenture dated as of January 13, 2000, among Pacer International, Inc., Conex Acquisition Corporation and Wilmington Trust Company. (Incorporated by reference to Exhibit No. 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1999)

    4.4 Second Supplemental Indenture dated as of August 31, 2000, among Pacer International, Inc., GTS Transportation and Wilmington Trust Company. (Incorporated by reference to Exhibit No. 4.4 to the Company's Registration Statement on Form S-1 (Reg. No. 333-53700) dated January 12, 2001).

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

Exhibit
-------
Number        Exhibit Description
------        -------------------
----------    ------------------------------------------------------------------

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

   10.5 First Amendment dated August 9, 1999, among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc., and Bankers Trust Company. (Incorporated by reference to Exhibit No. 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
-------
Number        Exhibit Description
------        -------------------
------------  ------------------------------------------------------------------

   10.6 Second Amendment dated January 7, 2000, among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc., and Bankers Trust Company. (Incorporated by reference to Exhibit No. 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

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

Exhibit
-------
Number         Exhibit Description
------         -------------------
-----------    -----------------------------------------------------------------

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

     10.22 Amendment dated January 12, 2000 to Asset Purchase Agreement dated December 31, 1999. (Incorporated by reference to Exhibit
               2.2 to the Company's Current Report on Form 8-K dated January 13,
               2000).

     10.23 Equipment Services Agreement dated December 31, 1999 among Transamerica Leasing, Inc., Pacer Logistics, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended April 7, 2000).

     10.24 Rail Car Lease Agreement dated September 1, 2000 among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000).

Exhibit
-------
Number         Exhibit Description
------         -------------------
-----------    -----------------------------------------------------------------

     10.25 Pacer International, Inc. 1999 Stock Option Plan. (Incorporated by reference to Exhibit No. 10.29 to the Company's Registration Statement on Form S-1 dated January 12, 2001).

     10.26 Stock Purchase Agreement, dated August 31, 2000 by and among Pacer International, Inc., GTS Transportation Services, Inc. and all of the Shareholders of GTS Transportation Services, Inc. (Incorporated by reference to Exhibit No. 10.30 to the Company's Registration Statement on Form S-1 dated January 12, 2001).

     10.27 Stock Purchase Agreement, dated October 31, 2000 by and among Pacer International, Inc., all of the Stockholders of RFI Group, Inc., Everett Fleisig, Bernard W. Robbins, and Certain Trusts that are owners of Certain Stockholders of RFI Group, Inc. (Incorporated by reference to Exhibit No. 10.31 to the Company's Registration Statement on Form S-1 dated January 12, 2001).

     10.28 Employment Agreement, dated as of October 31, 2000, between Pacer International, Inc. and Mitchel Robbins. (Incorporated by reference to Exhibit No. 10.32 to the Company's Registration Statement on Form S-1 dated January 12, 2001).

     10.29 Employment Agreement, dated as of October 31, 2000, between Pacer International, Inc. and Allan Baer. (Incorporated by reference to Exhibit No. 10.33 to the Company's Registration Statement on Form S-1 dated January 12, 2001).

     10.30 Stock Purchase Agreement, dated December 18, 2000 by and among Pacer International, Inc., Rail Van, Inc., Rail Van LLC and all of the Shareholders of Rail Van, Inc. (Incorporated by reference to Exhibit No. 10.2 to the Company's Current Report on Form 8-K dated January 8, 2001).

     10.31 Equipment Use Agreement, dated May 28, 1999, between PAMC UC and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company's Registration Statement on Form S-1 dated January 12, 2001).

     10.32 Employment Agreement dated as of December 22, 2000 between Pacer International, Inc. and Jeffrey R. Brashares. (Incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K dated January 8, 2001).

     10.33 Employment Agreement dated as of December 22, 2000 between Pacer International, Inc. and Denis M. Bruncak. (Incorporated by reference to Exhibit C to the Company's Current Report on Form 8-K dated January 8, 2001).

     10.34 Employment Agreement dated as of December 1, 1998 between Pacer International, Inc. and Lawrence C. Yarberry. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the yea ended December 29, 2000).

     10.35 Employment Agreement dated as of January 16, 2002 between Pacer International, Inc. and Charles T. Shurstad.*

Exhibit
-------
Number         Exhibit Description
------         -------------------
-----------    -----------------------------------------------------------

     10.36 Employment Agreement dated as of August 22, 2001 between Pacer International, Inc. and Michael Killea.*

     10.37 Amendment No. 1 to Domestic Incentive Agreement between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended April 6, 2001).

     10.38 Software License, Development, Support and Information Service Provider Agreement between Qiva, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended April 6,
               2001).

     10.39 Rail Car Lease Agreement dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company.*

     10.40 Rail Car Lease Agreement dated January, 2001 by and between LaSalle National Leasing Corporation and the Company. *

     10.41 Rail Car Lease Agreement dated February 14, 2001 by and between Greenbrier Leasing Corporation and the Company.*

     10.42 Separation and Release Agreement dated as of December 31, 2001 between Pacer International, Inc. and Robert L. Cross.*

     21.1      Subsidiaries of the Registrant.*

-----------
* Filed
herewith

B.   Reports on Form 8-K

     During the three months ended December 28, 2001, no reports on Form 8-K were filed by the Company:

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

                            PACER INTERNATIONAL, INC.

Date: March 22, 2000                        By: /s/ Joseph P. Atturio
      -------------------                     -------------------------
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

Date: March 22, 2002                        By: /s/ Donald C. Orris
      -------------------                     ---------------------
                                                    Donald C. Orris
                                      Chairman, Chief Executive Officer and
                                                       Director
                                               (Principal Executive Officer)

Date: March 22, 2002                        By: /s/ Lawrence C. Yarberry
      -------------------                     --------------------------
                                                    Lawrence C. Yarberry
                                                 Executive Vice President and
                                                    Chief Financial Officer
                                                 (Principal Financial Officer)

Date: March 22, 2002                        By: /s/ Joshua J. Harris
      -------------------                     ----------------------
                                                    Joshua J. Harris
                                                       Director

Date: March 22, 2002                        By: /s/ Bruce H. Spector
      -------------------                     ----------------------
                                                    Bruce H. Spector
                                                       Director

Date: March 22, 2002                        By:  /s/ Marc E. Becker
      -------------------                     ---------------------
                                                     Marc E. Becker
                                                       Director

Date: March 22, 2002                        By:  /s/ Timothy J. Rhein
      -------------------                     -----------------------
                                                     Timothy J. Rhein
                                                       Director

Date: March 22, 2002                        By:  /s/ Michael S. Gross
      -------------------                     -----------------------
                                                     Michael S. Gross
                                                       Director

Date: March 22, 2002                        By: /s/ Thomas L. Finkbiner
      -------------------                     -------------------------
                                                    Thomas L. Finkbiner
                                                       Director

                PACER INTERNATIONAL INC. AND SUBSIDIARY COMPANIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                         Page
                                                                                       --------
Report of Independent Accountants ....................................................    F-2

Consolidated Balance Sheets as of December 28, 2001 and  December 29, 2000 ...........    F-3

Consolidated Statement of Operations for the fiscal years ended December 28, 2001,
 December 29, 2000 and December 31, 1999 .............................................    F-4

Consolidated Statement of Stockholders' Equity for the fiscal years ended
 December 28, 2001, December 29, 2000 and December 31, 1999 ..........................    F-5

Consolidated Statement of Cash Flows for the fiscal years ended December 28, 2001,
 December 29, 2000 and December 31, 1999 .............................................    F-6

Notes to Consolidated Financial Statements ...........................................    F-7

Schedule II - Valuation and Qualifying Accounts ......................................    S-1

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

                        Report of Independent Accountants

     To the Board of Directors and Shareholders of Pacer International, Inc.:

     In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index referred to above presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





     PricewaterhouseCoopers LLP
     San Francisco, California
     March 1, 2002

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         December 28, 2001       December 29, 2000
                                                                       -------------------     -------------------
                                                                                      (In millions)
                                  ASSETS
Current assets
  Cash and cash equivalents .........................................  $                 -     $                 -
  Accounts receivable, net of allowances of $7.0 million and $9.0
          million, respectively .....................................                204.6                   215.7
  Accounts receivable from APL ......................................                  6.6                     6.0
  Prepaid expenses and other ........................................                  8.4                    10.3
  Deferred income taxes .............................................                  5.6                     9.7
                                                                       -------------------     -------------------
     Total current assets ...........................................                225.2                   241.7
                                                                       -------------------     -------------------

Property and equipment
  Property and equipment at cost ....................................                 87.1                    74.3
  Accumulated depreciation ..........................................                (27.8)                  (17.8)
                                                                       -------------------     -------------------
     Property and equipment, net ....................................                 59.3                    56.5
                                                                       -------------------     -------------------

Other assets
  Goodwill, net .....................................................                281.5                   289.8
  Deferred income taxes .............................................                 57.5                    59.0
  Other assets ......................................................                  9.4                    11.4
                                                                       -------------------     -------------------
     Total other assets .............................................                348.4                   360.2
                                                                       -------------------     -------------------

Total assets ........................................................  $             632.9     $             658.4
                                                                       ===================     ===================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and capital leases ...........  $               2.0     $               1.9
  Accounts payable and other accrued liabilities ....................                203.1                   227.2
                                                                       -------------------     -------------------
     Total current liabilities ......................................                205.1                   229.1
                                                                       -------------------     -------------------

Long-term liabilities
  Long-term debt and capital leases .................................                395.9                   403.5
  Other .............................................................                  3.2                     3.7
                                                                       -------------------     -------------------
     Total long-term liabilities ....................................                399.1                   407.2
                                                                       -------------------     -------------------
Total liabilities ...................................................                604.2                   636.3
                                                                       -------------------     -------------------

Minority interest - exchangeable preferred stock of a subsidiary ....                 25.7                    25.0
                                                                       -------------------     -------------------
Commitments and contingencies (Notes 9 & 13)
Stockholders' equity
  Preferred stock, par value $0.01 per share; 1,000,000 shares
     authorized; none issued and outstanding ........................                    -                       -
  Common stock, par value $0.01 per share; 20,000,000 shares
     authorized; 11,544,747 and 11,361,373 issued and outstanding ...                  0.1                     0.1
  Additional paid-in capital ........................................                118.6                   118.5
  Unearned compensation .............................................                 (0.3)                   (0.3)
  Accumulated deficit ...............................................               (114.3)                 (121.3)
  Other accumulated comprehensive income (loss) .....................                 (1.1)                    0.1
                                                                       -------------------     -------------------
     Total stockholders' equity (deficit) ...........................                  3.0                    (2.9)
                                                                       -------------------     -------------------
Total liabilities and stockholders' equity ..........................  $             632.9     $             658.4
                                                                       ===================     ===================

    The accompanying notes are an integral part of the consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Fiscal Year         Fiscal Year         Fiscal Year
                                                  Ended               Ended               Ended
                                              Dec. 28, 2001       Dec. 29, 2000       Dec. 31, 1999
                                            -----------------   -----------------   -----------------
                                                      (in millions, except per share data)
Gross revenues ...........................  $         1,670.9   $         1,281.3   $           927.7
Cost of purchased transportation and
  services ...............................            1,339.6             1,005.6               735.4
                                            -----------------   -----------------   -----------------
     Net revenues ........................              331.3               275.7               192.3
                                            -----------------   -----------------   -----------------

Operating expenses:
  Direct operating expenses ..............              101.7                90.4                76.8
  Selling, general and administrative
     expenses ............................              155.9               102.6                58.9
  Depreciation and amortization ..........               18.3                11.6                 8.6
  Merger and severance ...................                0.4                 7.7                   -
  Other ..................................                4.0                   -                   -
                                            -----------------   -----------------   -----------------
     Total operating expenses ............              280.3               212.3               144.3
                                            -----------------   -----------------   -----------------

Income from operations ...................               51.0                63.4                48.0

Interest expense, net ....................               39.6                34.1                18.6
                                            -----------------   -----------------   -----------------

Income before income taxes and minority
  interest ...............................               11.4                29.3                29.4
                                            -----------------   -----------------   -----------------

Income taxes or charge in lieu of income
  taxes ..................................                3.6                12.9                11.7
Minority interest ........................                0.8                 1.6                 1.1
                                            -----------------   -----------------   -----------------

Net income ...............................  $             7.0   $            14.8   $            16.6
                                            =================   =================   =================


Earnings per share (Note 16):

  Basic:
  Earnings per share .....................  $            0.61   $            1.35   $            0.78
                                            =================   =================   =================
  Weighted average shares outstanding ....         11,498,231          10,970,770          10,440,000
                                            =================   =================   =================

  Diluted:
  Earnings per share .....................  $            0.55   $            1.19   $            0.68
                                            =================   =================   =================
  Weighted average shares outstanding ....         14,143,976          13,793,363          13,488,826
                                            =================   =================   =================

    The accompanying notes are an integral part of the consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Preferred Stock            Common Stock
                                     --------------------    -----------------------  Additional               Divisional  Unearned
                                       No. of                   No. of                 Paid-in-   Accumulated   Control     Comp-
                                       Shares      Amount       Shares      Amount     Capital     Deficit      Account    ensation
                                     ----------   -------    -----------  ----------  ---------  -----------   --------   ---------
                                                                           (in millions, except share amounts)
Balance December 25, 1998 .........           -   $     -              -  $        -  $       -  $         -   $   55.6   $       -
                                     ==========   =======    ===========  ==========  =========  ===========   ========   =========

Net and Comprehensive Income ......           -         -              -           -          -         16.6          -           -

Distribution to Shareholder .......           -         -              -           -          -       (300.0)         -           -

Effects of Recapitalization........           -         -              -           -          -        147.3      (55.6)          -

Issuance of Common Stock ..........           -         -     10,440,000         0.1      104.3            -          -           -
                                     ----------   -------    -----------  ----------  ---------  -----------   --------   ---------

Balance December 31, 1999 .........           -   $     -     10,440,000  $      0.1  $   104.3  $    (136.1)  $      -   $       -
                                     ==========   =======    ===========  ==========  =========  ===========   ========   =========

Net Income ........................           -         -              -           -          -         14.8          -           -

Other Comprehensive Income ........           -         -              -           -          -            -          -           -
                                     ----------   -------    -----------  ----------  ---------  -----------   --------   ---------

Total Comprehensive Income ........           -         -              -           -          -         14.8          -           -
Issuance of Preferred Stock
for Exercise of Options ...........      17,499         -              -           -        0.2            -          -           -
Repurchase and retirement
of Preferred Stock ................     (17,499)        -              -           -       (0.2)            -          -           -

Unearned Compensation .............           -         -              -           -        0.3            -          -        (0.3)
Amort - Unearned Compensation
(Note 7) ..........................           -         -              -           -          -            -          -           -
Issuance of Common Stock for
Acquisitions ......................           -         -        580,000           -       13.0            -          -           -
Issuance of Common Stock for
Exercise of Options ...............           -         -        341,373           -        0.9            -          -           -
                                     ----------   -------    -----------  ----------  ---------  -----------   --------   ---------

Balance December 29, 2000 .........           -   $     -     11,361,373  $      0.1  $   118.5  $    (121.3)  $      -   $    (0.3)
                                     ==========   =======    ===========  ==========  =========  ===========   ========   =========


Net Income ........................           -         -              -           -          -          7.0          -           -

Other Comprehensive Loss ..........           -         -              -           -          -            -          -           -
                                     ----------   -------    -----------  ----------  ---------  -----------   --------   ---------

Total Comprehensive Income ........           -         -              -           -          -          7.0          -           -
Issuance of Preferred Stock for
 Exercise of Options ..............      27,498         -              -           -        0.2            -          -           -

Repurchase and retirement
of Preferred Stock ................     (27,498)        -              -           -       (0.2)           -          -           -

Amort - Unearned Compensation
(Note 7) ..........................           -         -              -           -          -            -          -           -

Issuance of Common Stock
for Exercise of Options ...........           -         -        183,374           -        0.1            -          -           -
                                     ----------   -------    -----------  ----------  ---------  -----------   --------   ---------

Balance December 28, 2001 .........           -   $     -     11,544,747  $      0.1  $   118.6  $    (114.3)  $      -   $    (0.3)
                                     ==========   =======    ===========  ==========  =========  ===========   ========   =========

                                                              Other
                                                           Cumulative       Total
                                                          Comprehensive  Stockholders'
                                                          Income (Loss) Equity(Deficit)
                                                         -------------  --------------

Balance December 25, 1998 .........                      $           -  $       55.6
                                                         =============  ============

Net and Comprehensive Income ......                                  -          16.6

Distribution to Shareholder .......                                  -        (300.0)

Effects of Recapitalization........                                  -          91.7

Issuance of Common Stock ..........                                  -         104.4
                                                         -------------  ------------
Balance December 31, 1999..........                      $           -  $      (31.7)
                                                         =============  ============

Net Income ........................                                  -          14.8

Other Comprehensive Income ........                                0.1           0.1
                                                         -------------  ------------

Total Comprehensive Income ........                                0.1          14.9
Issuance of Preferred Stock
for Exercise of Options ...........                                  -           0.2

Repurchase of Preferred Stock .....                                  -          (0.2)

Unearned Compensation .............                                  -             -
Amort - Unearned Compensation
(Note 7) ..........................                                  -             -
Issuance of Common Stock for
Acquisitions ......................                                  -          13.0
Issuance of Common Stock for
Exercise of Options ...............                                  -           0.9
                                                         -------------  ------------

Balance December 29, 2000 .........                      $         0.1  $       (2.9)
                                                         =============  ============


Net Income ........................                                  -           7.0

Other Comprehensive Loss ..........                               (1.2)         (1.2)
                                                         -------------  ------------

Total Comprehensive Income ........                               (1.2)          5.8
Issuance of Preferred Stock for
Exercise of Options ...............                                  -           0.2

Repurchase of Preferred Stock .....                                  -          (0.2)
Amort - Unearned Compensation
(Note 7) ..........................                                  -             -
Issuance of Common Stock for
Exercise of Options ...............                                  -           0.1
                                                         -------------  ------------

Balance December 28, 2001 .........                      $        (1.1) $        3.0
                                                         =============  ============

    The accompanying notes are an integral part of the consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Fiscal Year     Fiscal Year     Fiscal Year
                                                                                 Ended           Ended           Ended
                                                                             Dec. 28, 2001   Dec. 29, 2000   Dec. 31, 1999
                                                                            --------------- --------------- ---------------
                                                                                             (in millions)
Cash Flows from Operating Activities
Net Income ................................................................ $           7.0 $          14.8 $          16.6
Adjustments to Reconcile Net Income to
 Net Cash Provided By Operating Activities:
     Depreciation and Amortization ........................................            18.3            11.6             8.6
     Gain on Sale of Property and Equipment ...............................            (0.1)           (0.1)              -
     Deferred Taxes .......................................................             5.6            11.4             4.6
     Minority Interest ....................................................             0.8             1.6             1.1
     Merger and Severance .................................................             0.4             7.7               -
     Other ................................................................             3.5               -               -
     Change in Current Assets and Liabilities excluding effects of acquisitions:
       Accounts Receivable, net ...........................................            11.1           (14.3)          (10.8)
       Receivable from APL ................................................            (0.6)            2.2           (39.6)
       Prepaid Expenses and Other .........................................             1.9            (5.1)              -
       Accounts Payable and Other Accrued Liabilities .....................           (27.3)          (27.9)           39.4
       Other ..............................................................             1.2            (0.7)            0.9
                                                                            --------------- --------------- ---------------

 Net Cash Provided by Operating Activities ................................            21.8             1.2            20.8
                                                                            --------------- --------------- ---------------

Cash Flows from Investing Activities
Acquisitions, Net of Cash Acquired ........................................               -          (125.6)         (112.0)
Capital Expenditures ......................................................           (14.6)           (5.5)           (2.0)
Proceeds from Sales of Property and Equipment .............................             0.2             0.4            40.0
                                                                            --------------- --------------- ---------------

 Net Cash Used In Investing Activities ....................................           (14.4)         (130.7)          (74.0)
                                                                            --------------- --------------- ---------------

Cash Flows from Financing Activities
Checks Drawn in Excess of Cash Balances ...................................               -            10.9               -
Proceeds of Long-Term Debt, Net of Costs ..................................               -           122.6           277.5
Proceeds from Issuance of Common Stock ....................................             0.1             0.9           104.4
Proceeds from Issuance of Preferred Stock .................................             0.2             0.2               -
Repurchase of Preferred Stock .............................................            (0.2)           (0.2)              -
Distribution to APL and Recap Costs .......................................               -               -          (311.7)
Redemption of Preferred Stock of Subsidiary ...............................               -               -            (2.0)
Debt, Revolving Credit Facility and Capital Lease Obligation Repayment ....            (7.5)          (17.1)           (2.8)
                                                                            --------------- --------------- ---------------

 Net Cash (Used In) Provided By Financing Activities ......................            (7.4)          117.3            65.4
                                                                            --------------- --------------- ---------------

Net Increase (Decrease) in Cash and Cash Equivalents ......................               -           (12.2)           12.2
                                                                            --------------- --------------- ---------------

Cash and Cash Equivalents at Beginning of Year ............................               -            12.2               -
                                                                            --------------- --------------- ---------------

Cash and Cash Equivalents at End of Year .................................. $             - $             - $          12.2
                                                                            =============== =============== ===============

Disclosure of Non-Cash Financing Activities:
Issuance of Common Stock for acquisitions ................................. $             - $          13.0 $             -

Issuance of 8.0% subordinated note for acquisition ........................ $             - $           5.0 $             -

Issuance of Exchangeable Preferred Stock for recapitalization ............. $             - $             - $          24.3

Issuance of note payable to management for recapitalization ............... $             - $             - $           0.4

    The accompanying notes are an integral part of the consolidated financial statements.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     Pacer International, Inc. ("Pacer" or the "Company") is a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. The Company operates in two segments, the wholesale segment and the retail segment (see Note 10 to the Consolidated Financial Statements for segment information). The wholesale segment provides intermodal rail service in North America by selling intermodal service to shippers pursuant to agreements with intermodal rail carriers. The retail segment provides trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all entities in which the Company controls. For the year ended December 29, 2000, this includes Pacer Logistics for the entire year, Conex assets acquired January 13, 2000, GTS Transportation Services, Inc. acquired August 31, 2000, RFI Group, Inc. acquired October 31, 2000 and Rail Van Inc. acquired December 22, 2000. For the year ended December 31, 1999, this includes Pacer Logistics acquired May 28, 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segments

     The Company operates in two reportable industry segments, providing intermodal rail stacktrain services (the "wolesale" segment) and providing logistic services (the "retail" segment). The wholesale segment's fiscal year ends on the last Friday in December and the retail segment's fiscal year ends on the last day in December.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, costs of purchased transportation and services and valuation of deferred income taxes. Actual results could differ from those estimates.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                           Classification                Estimated Useful Life
                           --------------                ---------------------

          Rail Cars ....................................       28 Years
          Containers and Chassis .......................        5 Years
          Leasehold Improvements .......................     Term of Lease
          Other (including computer hardware and
          software).....................................      3 to 7 Years

     When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures, including those on leased assets, that extend an assets useful life or increase its utility are capitalized and amortized. Expenditures for maintenance and repairs are expensed as incurred.

     The Company capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, and payroll and payroll related costs. The cost of internally developed software is amortized on a straight-line basis over the estimated useful life which is between three to seven years.

Deferred Financing Costs

     The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company's debt and are being amortized using the effective interest method over the terms of the related debt which range from 5 to 7 years.

Goodwill

     Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired and has been amortized over 40 years on a straight-line basis after consideration of the characteristics of each acquisition. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the business related to the goodwill as measured by undiscounted current and expected future operating income levels of the business and expected undiscounted future cash flows. When goodwill is determined to not be recoverable, an impairment is recognized as a charge to operations to the extent the carrying value of related assets (including goodwill) exceeds fair value. Amortization expense was $7.5 million, $4.7 million and $2.4 million for 2001, 2000 and 1999, respectively; and accumulated amortization was $15.0 million and $7.5 million at December 28, 2001 and December 29, 2000, respectively.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective December 29, 2001 and will, among other things, cease amortizing goodwill for the 2002 fiscal year (see Recently Issued Accounting Pronouncements below).

Revenue Recognition

     The Company's wholesale segment recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. Revenues from retail transportation activities including highway and rail brokerage, local cartage and specialized trucking are recorded when delivery requirements are met. Revenues from freight handling activities are recorded upon receipt at the warehouse and storage revenues are recorded as earned. Supply chain management/consulting services net revenues are recorded as earned. Revenues are reported net of volume rebates provided to customers.

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

Other Comprehensive Income

     The Company classifies items of comprehensive income by their nature in the financial statements and display the accumulated balance of comprehensive income separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheet.

     Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

                                                                                       Derivative
                                                                                    Instrument Fair          Total Other
                                                           Foreign Currency          Value, Net of          Comprehensive
                                                          Translation Adjust.         Amortization          Income (Loss)
                                                         ---------------------    -------------------    ------------------
   Beginning Balance December 31, 1999.................  $                   -    $                 -    $                -

   Activity during 2000 (net of $0.0 million tax) .....                    0.1                      -                   0.1
                                                         ---------------------    -------------------    ------------------

   Balance at December 29, 2000........................  $                 0.1    $                 -    $              0.1
                                                         =====================    ===================    ==================

   Activity during 2001 (net of $0.8 million tax)......                   (0.1)                  (1.1)                 (1.2)
                                                         ---------------------    -------------------    ------------------

   Balance at December 28, 2001........................  $                   -    $              (1.1)   $             (1.1)
                                                         =====================    ===================    ==================

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The assets and liabilities of the Company's foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year. As of December 28, 2001, the deferred loss on derivative instruments accumulated in other comprehensive income (loss), are expected to be reclassified to interest expense during the next 12 months.

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

Reclassification

     During 2000, the Company reclassified railcar rental income of $10.3 million for the fiscal year ended December 31, 1999 from direct operating expenses to revenues to be consistent with the Company's classification of container per diem revenue. The Company also reclassified corresponding financial information presented in Notes 3, 10 and 16 for such change. The reclassification had no effect on the Company's income from operations, net income or cash flows.

Financial Instruments

     The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Management estimates that the Senior Subordinated Notes of $150.0 million are valued at $120.0 million and $141.8 million as of December 28, 2001 and December 29, 2000, respectively, based on quoted market prices. The carrying value of long term debt, other than the Senior Subordinated Notes, approximates fair value due to the floating nature of the interest rates.

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company had no customers in 2001, one customer in 2000 and two customers in 1999 accounting for 10% or more of revenues. Union Pacific generated $146.9 million of revenues in both segments in 2000. The Hub Group generated $128.2 million of revenues in the wholesale segment in 1999 and Union Pacific generated $100.8 million of revenues in both reporting segments in 1999. The receivable from Union Pacific was $6.0 million at December 29, 2000. In addition, the Company had receivables from APL Limited at December 28, 2001 and December 29, 2000 of $6.6 million and $6.0 million, respectively, primarily for freight transportation and the repositioning of APL Limited's equipment.

Concentration of Business on Intermodal Marketing

     Significant portions of the Company's retail segment revenue are derived from intermodal marketing. As a result, a decrease in demand for intermodal transportation services relative to other transportation services could have a material adverse affect on the Company's results of operations.

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," in July, 2001 and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in October, 2001. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be adopted by the Company in the 2003 fiscal year. SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company has not yet completed their analysis of the effects that these new standards will have on the results of operations; although it does not expect the implementation of these standards to have a significant effect on the results of operations or financial condition.

     The Financial Accounting Standards Board also issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish a new accounting standard for goodwill acquired in a business combination. SFAS 141 and SFAS 142 continue to require recognition of goodwill as an asset, but do not permit amortization of goodwill as previously required by APB Opinion No. 17 "Intangible Assets." SFAS 142 was effective for the Company on December 29, 2001. SFAS 142 will result in significant modifications relative to the Company's accounting for goodwill. Specifically, the Company will cease goodwill amortization, which was $7.5 million in 2001, beginning December 29, 2001. Furthermore, certain intangible assets that are not separable from goodwill will not be amortized. However, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments described below. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. SFAS 142 requires a two-step method for determining goodwill impairments where step 1 is to compare the fair value of the reporting unit with the unit's carrying amount, including goodwill. If this test suggests that it is impaired, then step 2 is required to compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess. Also under SFAS 141, a one-step method is used to determine the impairment for indefinite-lived intangible assets where the fair value of the intangible asset is compared with its carrying amount. The Company has completed a preliminary evaluation of goodwill using the new goodwill impairment testing criteria set forth in SFAS 142, and has determined that the Company will not be required to take an initial goodwill impairment charge as a result of adoption.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 2. STATEMENTS OF OPERATIONS

     During 2001, the Company recorded a total of $6.9 million of charges described below.

     Direct operating expenses included $1.4 million for the repair and return of 2,700 containers and 1,300 chassis as part of a program to downsize the container and chassis fleet. Selling, general and administrative expenses included $0.8 million for costs associated primarily with the consolidation of retail segment operations in Columbus, Ohio, and $0.3 million for legal fees related to a civil lawsuit filed by the Company against the former owner of an acquired business. Other operating expenses included $1.9 million for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of costs related to a postponed public offering and $0.5 million for early termination of a chassis and container maintenance agreement. For the 2000 and 1999 periods there were no significant amounts relating to these matters.

     Merger and Severance

     In December 2000, the Company recorded a charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van. The charge included $5.0 million for the severance of 99 employees from the Chicago, Memphis, Los Angeles and Walnut Creek offices and the termination of agency agreements. An additional $2.0 million was included to cover lease costs through lease termination in 2006 for facilities no longer required primarily in Walnut Creek and Memphis. The remaining $0.7 million of this charge was for the write-off of computer software under development. Through December 28, 2001, $2.8 million had been charged to the reserve for the severance of 80 employees and termination of agency agreements, and $1.8 million had been charged related to facilities and other. A total of $1.2 million of the unused reserve was released related to planned workforce reductions (employees and agencies) that are no longer needed due to employees/agents leaving prior to being terminated. The remaining severance payments will be completed by the end of 2003 as payments for senior management severance are spread over a two year period.

     During 2001, the Company recorded an additional charge of $1.6 million including $0.8 million for the severance of employees in the wholesale segment, $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required and $0.3 million for the write-off of retail segment assets that have been abandoned. The 2001 charge was partially offset by the release of $1.2 million of remaining unused liability from the 2000 charge previously discussed. As previously indicated, the remaining severance is to be paid to senior management spread over a two year period. The table below details merger and severance activity (in millions).

                                                     Severance       Facilities and Other      Total
                                                   --------------  ------------------------  ---------
          Beginning balance December 29, 2000 ....   $       5.0     $                 2.7    $   7.7

             Accruals.............................           0.8                       0.8        1.6
             Payments.............................          (2.8)                     (1.8)      (4.6)
             Other................................          (1.2)                        -       (1.2)
                                                   --------------  ------------------------  ---------

          Balance at December 28, 2001............   $       1.8     $                 1.7    $   3.5
                                                   ==============  ========================  =========

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 3. ACQUISITIONS

     There were no acquisitions during 2001.

     The Company completed four retail segment acquisitions during 2000. The table below summarizes the purchase price allocation, net of cash acquired for each acquisition, followed by a description of each transaction.

        2000 Acquisitions Purchase Price Allocation, net of Cash Acquired

                                                                                        Rail
                                              Conex        GTS           RFI            Van          Total
                                           ----------   ----------   -----------    -----------   -----------
                                                                    (in millions)
     Accounts receivable, net ...........  $      6.2   $      6.7   $      11.0    $      62.8   $      86.7
     Prepaid expenses and other .........         0.3            -           0.9            0.5           1.7
     Property and equipment..............         0.6          0.1           1.1            5.9           7.7
     Goodwill............................        32.0         21.2          17.4           75.2         145.8
     Liabilities.........................        (1.7)       (10.2)        (11.9)         (68.4)        (92.2)
                                           ----------   ----------   -----------    -----------   -----------

     Total purchase price................  $     37.4   $     17.8   $      18.5    $      76.0   $     149.7
                                           ==========   ==========   ===========    ===========   ===========

     On January 13, 2000, pursuant to the terms of an asset purchase agreement, the Company acquired substantially all of the assets and assumed specified liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively "Conex"), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The purchase price of $37.4 million included acquisition fees of $1.3 million, a cash payment to owners of $25.1 million, the issuance to Conex shareholders of an 8.0% subordinated note in the aggregate principal amount of $5.0 million and the issuance to Conex shareholders of 300,000 shares (valued in the aggregate at $6.0 million) of common stock of Pacer International, Inc. The Company borrowed $15.0 million under the revolving credit facility to fund the acquisition. The results of operations for the acquired assets are included in the Company's consolidated financial statements beginning January 1, 2000. The acquisition resulted in $32.0 million of goodwill. In 2001, the Company reviewed and increased the gross goodwill recorded on this acquisition by $0.1 million.

     On August 31, 2000, the Company acquired all of the capital stock of GTS Transportation Services, Inc. ("GTS"), a provider of transportation services including logistics and truck brokerage in North America. The purchase price of $17.8 million included acquisition fees and expenses of approximately $0.6 million, a net cash payment to owners of $15.0 million and a maximum earn-out amount of $2.2 million. The Company borrowed $10.0 million under the revolving credit facility to fund the acquisition. In connection with the acquisition, former owners of GTS that continued as employees were granted 30,000 options (issued at fair value on the date granted) to purchase the Company's common stock. The results of operations for the acquired company are included in the Company's consolidated financial statements beginning September 1, 2000.
The acquisition resulted in $21.2 million of goodwill. During 2001, the Company reviewed and decreased the gross goodwill recorded on this acquisition by $1.1 million as a result of the finalization of certain pre-acquisition contingencies.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On October 31, 2000, the Company acquired all of the capital stock of RFI Group, Inc. ("RFI"), a provider of international freight forwarding and freight transportation services. The purchase price of $18.5 million included acquisition costs of $0.5 million, a net cash payment to owners of $16.4 million and an estimated working capital adjustment of $1.6 million. A portion of the net cash payment was used to repay $5.2 million of indebtedness. The Company borrowed $18.0 million under the revolving credit facility to fund the acquisition. In connection with the acquisition, former owners of RFI that continued as employees were granted 45,000 plan and 80,000 non-plan options (issued at fair value on the date granted) to purchase the Company's common stock. The 80,000 non-plan options expired in 2001. The results of operations for the acquired company are included in the Company's consolidated financial statements beginning November 1, 2000. The acquisition resulted in $17.4 million of goodwill. During 2001, the Company reviewed and increased the gross goodwill on this acquisition by $0.3 million.

     On December 22, 2000, the Company acquired all of the capital stock of Rail Van Inc. ("Rail Van"), a provider of intermodal transportation and other logistics services. The purchase price of $76.0 million included $4.0 million of acquisition costs, a cash payment to owners of $67.0 million, the issuance to Rail Van shareholders of 280,000 shares of the Company's common stock valued in the aggregate at $7.0 million and a post-closing adjustment of $2.0 million refunded by the sellers to the Company based on Rail Van's results for 2000 through December 22. The acquisition was funded by a borrowing of $40.2 million under the Company's revolving credit facility, the issuance of $40.0 million in new term loans under the credit agreement and the issuance of common stock. Proceeds from these loans were also used to repay $8.9 million in Rail Van debt assumed during the transaction. The results of operations for the acquired company are included in the Company's consolidated financial statements beginning December 23, 2000. A Section 338(h)(10) election was made to allow the acquisition of Rail Van to be treated as an acquisition of assets for tax purposes. The acquisition resulted in $75.2 million of goodwill.

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

     During 2000, the Company reviewed and increased the gross goodwill recorded on the 1999 acquisition of Pacer Logistics by $2.9 million. In December 2000, the Company determined the deferred tax asset arising as a result of the 2000 acquisitions. This entry increased gross goodwill by $2.8 million.

     The acquisitions of Pacer Logistics, Inc., Conex, GTS, RFI and Rail Van were accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The aggregate purchase price as shown above were allocated to the underlying assets and liabilities based upon preliminary estimates of fair values at the date of acquisition, with the remainder allocated to goodwill.

     The acquisitions of Pacer Logistics, Inc., Conex assets, GTS, RFI and Rail Van were accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". For the 2001, 2000 and 1999 years goodwill was being amortized over 40 years. The Company determined 40-year amortization periods were appropriate after considering a number of factors: 1) there are no legal, regulatory or contractual provisions associated with the acquisitions that may limit the useful lives of the goodwill, 2) the services provided by the acquisitions (as part of the Company's retail segment) are not subject to obsolescence, and 3) the Company is not aware of any expected actions of competitors and others that may restrict the retail segment's ability to successfully compete in the industry. With the adoption of FAS 142, goodwill will cease to be amortized commencing December 29, 2001, but will be subject to new impairment testing criteria.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Pro forma results of operations, giving effect to the Company's acquisition of Conex assets, GTS, RFI and Rail Van (and the Company's recapitalization and acquisition of Pacer Logistics which occurred on May 28, 1999) at the beginning of each period presented is as follows:

                                                         Fiscal Year Ended       Fiscal Year Ended
                                                         December 29, 2000       December 31, 1999
                                                       ---------------------   ---------------------
                                                                         (Unaudited)
     Gross revenues .................................    $           1,897.4     $           1,791.5
     Net revenues ...................................                  338.1                   305.4
     Net income .....................................                    8.8                    18.2
     Earnings per share:
        Basic .......................................    $              0.78     $              1.66
        Diluted .....................................    $              0.74     $              1.41

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt and capital leases are summarized as follows (in millions):

                                                              December 28,        December 29,
                                                                  2001                2000
                                                            ----------------    ----------------
Senior subordinated notes (11.75%; due June 1, 2007) .....  $          150.0    $          150.0
Term loan (5.5%; due May 28, 2006) .......................             171.7               173.0
Revolving credit facility (5.1%; due May 28, 2004) .......              70.8                76.8
Subordinated note (8.0%; due January 13, 2003) ...........               5.0                 5.0
Capital lease obligations (Note 13) ......................               0.4                 0.6
                                                            ----------------    ----------------
         Total ...........................................             397.9    $          405.4
Less current portion .....................................               2.0                 1.9
                                                            ----------------    ----------------
         Long-term portion ...............................  $          395.9    $          403.5
                                                            ================    ================

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On May 28, 1999, the Company also entered into a credit agreement that originally provided for a seven-year $135.0 million term loan (the "Term Loan") which was used to finance the recapitalization and specified indebtedness of the Company and a five-year $100.0 million revolving credit facility (the "Revolving Credit Facility"). The interest rate for the Term Loan is the lesser of 2% in excess of the prime lending rate as determined by the administrative agent, 2.5% in excess of the federal funds rate, or 3% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of financial ratios. The Term Loan requires minimum scheduled repayments of $1.3 million annually between the year 2000 and 2005 with the remaining portion maturing in 2006. The interest rate for the Revolving Credit Facility is the lesser of 1.5% in excess of the prime lending rate as determined by the administrative agent, 1.5% in excess of the federal funds rate or 2.5% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of financial ratios. The interest rate for the Term Loan and the Revolving Credit Facility increases or decreases by 0.25% for each change in our leverage ratio between 3.5 and 4.0, between 4.0 and 5.0, and greater than 5.0. At December 28, 2001, the interest rates for the Term Loan and Revolving Credit Facility were 5.5% and 5.1%, respectively. The rates for the Term Loan and Revolving Credit Facility are reset on a monthly basis.

     The credit agreement contains customary covenants, the most restrictive of which limits the Company's ability to declare dividends, prepay debt, make investments, incur additional indebtedness, make capital expenditures, engage in mergers, acquisitions and asset sales, and issue redeemable common stock and preferred stock, subject to exceptions. The Company is also required to comply with specified financial covenants including a consolidated interest coverage ratio and an adjusted total leverage ratio. At December 28, 2001, the Company was in compliance with these covenants.

     On December 22, 2000, the Company entered into a third amendment to the credit agreement to provide for an additional term loan in the amount of $40.0 million which was borrowed to finance the acquisition of Rail Van. Similar to the original term loan, the interest rate for the new term loan is the lesser of 2% in excess of the prime lending rate as determined by the administrative agent, 2.5% in excess of the federal funds rate, or 3% in excess of the Eurodollar rate subject to increases and decreases based upon achievement of certain financial ratios. At December 28, 2001, the interest rate for the new term loan was 5.5%. The new term loan requires minimum scheduled repayments of $0.4 annually between 2001 and 2005. The maturity date for the new term loan is May 28, 2006.

     The Company must pay a commitment fee equal to 0.5% per annum on the unused portion of the Revolving Credit Facility, subject to decreases based on the achievement of financial ratios and subject to increases based on the amount of unused commitments. At December 28, 2001, the Company had $23.4 million available under the Revolving Credit Facility. On August 9, 1999, the Company entered into a first amendment to the credit agreement to increase the maximum amount that can be drawn under the revolving credit facility on the day of notification of borrowing to $10.0 million from $2.5 million. On January 7, 2000, the Company entered into a second amendment to the credit agreement to modify the definition of excess cash flow to allow for the acquisition of Conex assets.

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     During 2001, the Company repaid $0.2 million in capital lease obligations, $6.0 million of the Revolving Credit Facility, $1.3 million of the Term Loans and $36,000 remaining of the notes payable to management. During 2000, the Company repaid $0.1 million in capital lease obligations, $8.9 million of debt assumed as part of the Rail Van acquisition, $6.4 million of the Revolving Credit Facility, $1.3 million of the Term Loan and $0.4 million of notes payable to management.

     Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 2001 and thereafter are as follows (in millions):

          2002....................................    $      2.0
          2003....................................           6.8
          2004....................................          72.6
          2005....................................           1.8
          2006....................................         164.7
          Thereafter.............................          150.0
                                                      ----------
            Total.................................    $    397.9
                                                      ==========

NOTE 5. HEDGING ACTIVITIES

     On December 30, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133."). SFAS 133 established accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting as the Company had no derivative instruments outstanding.

     The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet these objectives, the Company employs hedging strategies to limit the effects of changes in interest rates on its income and cash flows. The Company does not acquire derivative instruments for any purpose other than cash flow hedging purposes. The Company does not speculate using derivative instruments. The Company believes that its interest rate risk management policy is generally effective. Nonetheless, the Company's profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk and legal enforceability of hedging contracts. The counter-parties to the Company's arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. These counter-parties potentially expose the Company to loss in the event of nonperformance.

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million which mature on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on the Company's debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company receives variable interest rate payments based on LIBOR and makes fixed interest rate payments at 4.43%.

     The Company records the fair value of interest rate swap agreements designated as hedging instruments as a derivative asset or liability. Changes in the fair value of the interest rate swap agreements are reported as unrealized gains or losses in stockholders' equity as a component of accumulated other comprehensive income (loss). If a derivative instrument is designated as a hedge but the derivative instrument is not fully effective in hedging the designated risk, the ineffective portion of the gain or loss is reported in interest expense immediately. The cash flows associated with the hedge are classified in the same category as the item being hedged.

     Interest expense for 2001 includes no net gains or losses representing cash flow hedge ineffectiveness, since the critical terms of the Company's swap agreements and debt obligations are matched. The Company recognizes additional interest expense resulting from amortization of amounts deferred to Other Comprehensive Income (Loss).

     At December 31, 1999, the Company was a party to an interest rate swap agreement for which it paid a fixed rate on an aggregate notional amount of $2.7 million which is used to hedge its variable interest rate exposure on certain debt and was accounted for as an adjustment of interest expense over the life of the debt. The Company received a variable rate of interest on the swap of 5.5% at December 31, 1999 and paid a fixed rate based on LIBOR, which was 5.9% at December 31, 1999. During 1999, an insignificant amount was charged to interest expense for the swap. The swap terminated on January 10, 2000.

NOTE 6. INCOME TAXES

     The Company is required to file separate U.S. corporate income tax returns, independent of Pacer Logistics, Inc. and its subsidiaries. The Company and its subsidiary, Pacer Logistics, Inc., would be eligible to elect and file U.S. consolidated corporation income tax returns if the Company owns at least 80% of the total voting power and total value of the stock of Pacer Logistics, Inc.

     For federal and state income tax purposes, the recapitalization of the Company was a taxable business combination and a qualified stock purchase. The buyer and seller jointly agreed to treat the transaction as an asset acquisition in accordance with Section 338 (h)(10) of the Internal Revenue Code and such election has been made. An allocation of the purchase price to the tax basis of assets and liabilities based on their respective fair value at May 28, 1999 was finalized for income tax purposes during 1999.

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

                                                    Fiscal Year       Fiscal Year       Fiscal Year
                                                       Ended             Ended             Ended
                                                   Dec. 28, 2001     Dec. 29, 2000     Dec. 31, 1999
                                                  ---------------   ---------------   ---------------
          U.S. Federal Statutory Rate...........             35.0%             35.0%             35.0%

          Increases (Decreases) in Rate
          Resulting From:
          State Tax, Net of Federal Benefit.....              6.9%              6.0%              3.8%

          Revisions to Prior Years'
          Estimated Liability Including Tax
          Audit Adjustments.....................            (21.3)%               -                 -

          Non-Deductible Book Goodwill..........              9.0%              2.7%              1.0%

          Other Permanent Book/Tax
          Differences...........................              2.0%              0.3%                -
                                                  ---------------   ---------------   ---------------

          Net Effective Tax Rate................             31.6%             44.0%             39.8%
                                                  ===============   ===============   ===============

     The provision for income taxes is as follows (in millions):

                                                    Fiscal Year       Fiscal Year       Fiscal Year
                                                       Ended             Ended             Ended
                                                   Dec. 28, 2001     Dec. 29, 2000     Dec. 31, 1999
                                                  ---------------   ---------------   ---------------
          Current:
             Federal ...........................  $          (2.2)  $           4.8   $           6.3
             State .............................             (0.6)              1.4               0.9
             Foreign ...........................
                                                  ---------------   ---------------   ---------------
               Total Current ...................             (2.8)              6.2               7.2

          Deferred:
             Federal ...........................              4.5               5.2               3.7
             State .............................              1.9               1.5               0.8
                                                  ---------------   ---------------   ---------------
               Total Deferred ..................              6.4               6.7               4.5
                                                  ---------------   ---------------   ---------------

          Total Provision ......................  $           3.6   $          12.9   $          11.7
                                                  ===============   ===============   ===============

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The following table shows the tax effects of the Company's cumulative temporary differences included in the Consolidated Balance Sheets at December 28, 2001 and December 29, 2000 (in millions):

                                                           December 28,       December 29,
                                                               2001               2000
                                                         ----------------   ----------------
Tax Loss Carry-Forwards................................    $         7.6      $           -
Property and Equipment.................................             (6.8)              (4.8)
Allowance for Doubtful Accounts........................              2.8                3.8
Accrued Liabilities....................................              3.0                6.0
Tax Basis in Excess of Book - Recapitalization.........             60.3               67.7
Other..................................................             (3.8)              (4.0)
                                                         ----------------   ----------------
        Total Net Deferred Tax Asset...................    $        63.1      $        68.7
                                                         ================   ================

     As of December 28, 2001, the Company has net operating loss carryforwards of $24.1 million for federal income tax purposes. These carryforwards will expire in 2021. In order for these net operating loss carryforwards to be utilized, the Company must continue to comply with the change in ownership restrictions.

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

NOTE 7. PENSION PLANS AND STOCK OPTION PLANS

     Effective May 28, 1999, the Company's employees were eligible for the Pacer Logistics, Inc. 401(k) plan and no longer participate in the former parent's pension, postretirement benefits and profit-sharing plans. Under the Pacer Logistics, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2001, 2000 and 1999 were $1.2 million, $0.8 million and $0.5 million, respectively.

     The former parent maintained defined benefit pension plans for certain domestic shoreside employees, healthcare benefit plans for retired employees and profit-sharing plans for non-union employees. The costs and benefits of these plans were allocated by the former parent to the Company and were included in general and administrative expenses.

     On May 28, 1999, the Board of Directors authorized the creation of the Pacer International, Inc. 1999 Stock Option Plan under which options to purchase 1,793,747 shares of the Company's common stock may be granted, including options for 470,247 and 92,614 shares which were part of the 1997 and 1998 Pacer Logistics, Inc. Stock Option Plan, respectively, that were rolled over into the 1999 plan as part of the acquisition of Pacer Logistics. In addition, under the 1999 Stock Option Plan, options to purchase 44,997 shares of preferred stock were granted which were rolled over from the 1997 Pacer Logistics Stock Option Plan. There are no cash-out provisions for the Company's common or preferred stock in the event of exercise.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The 1999 plan provided for initial grants to specified employees. The aggregate number of shares subject to these initial grants was 985,500 and their exercise price was $10.00 per share. The options were granted at fair value. These initial grants were divided into three tranches, Tranche A, Tranche B and Tranche C. Tranche A options vest in five equal installments on the date of the grant's first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant's seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant's first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of the Tranche B options is possible if a sale of the Company occurs prior to the date of grant's fifth anniversary and the fair market value of the per share consideration to be received by the shareholder equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. Options granted to non-employee directors vest in four equal installments on the date of grant's first four anniversary dates.

     In 1999, subsequent to the initial grants, 80,000 options were granted to management personnel to purchase Pacer International, Inc. common stock at $20.00 per share. The options were granted at an exercise price that exceeded the fair value. The weighted-average grant-date fair value of these options was $16.71 per share. In addition, 24,000 options with an exercise price of $10.00 per share were forfeited due to employee resignations.

     During 2000, 151,500 options were granted under the plan to management personnel to purchase Pacer International, Inc. common stock at $20.00 per share, and 145,000 options were granted to management personnel at $25.00 per share. All of the 151,500 $20.00 options were granted at below market price. The weighted-average grant-date fair value of these options was $20.10 per share. The $25.00 exercise price options were granted at an exercise price that exceeded the fair value. The weighted-average grant-date fair value of these options was $22.72 per share. Options forfeited due to employee resignations were 301,000 options with an exercise price of $10.00 per share, and 15,000 options with an exercise price of $20.00 per share. Certain members of management exercised 287,373 options to purchase Pacer International Inc. common stock at an average exercise price of $1.22 per share, and 54,000 options were exercised by management at $10.00 per share. In addition, certain members of management exercised 17,499 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. The Company elected, at its discretion, to repurchase and retire the preferred stock that arose from the exercise of the options. Included in selling, general and administrative expenses on the Statement of Operations is $53,904 and $22,000 of amortization of unearned compensation for 2001 and 2000, respectively.

     During 2001, 279,000 options were granted under the plan to management personnel to purchase Pacer International, Inc. common stock at $25.00 per share. The options were granted at fair value. Options forfeited due to employee resignations were 67,000 options with an exercise price of $10.00 per share, 65,000 options with an exercise price of $20.00 per share and 5,000 options with an exercise price of $25.00 per share. Certain members of management exercised 182,874 options to purchase Pacer International Inc. common stock at an average exercise price of $0.22 per share, and 500 options were exercised by management at $10.00 per share. In addition, certain members of management exercised 27,498 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. The Company elected, at its discretion, to repurchase and retire the preferred stock that arose from the exercise of the options.

     As of December 28, 2001, 66,886 options remain available for future grant under the plan.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

       The following table summarizes the transactions of the Pacer International, Inc. 1999 Stock Option Plan adopted May 28, 1999 as of December 28, 2001.


                                                              Weighted                                Weighted
                                                             Avg.Exercise                            Avg.Exercise
                                              Common            Price-             Preferred            Price-
                                              Stock             Common               Stock            Preferred
                                           ----------       --------------       --------------    ---------------

 Balance at December 25, 1998 .........             -                  -                    -                   -

 Options rolled over ..................       562,861          $    2.27               44,997        $       9.00
 Granted ..............................     1,065,500          $   10.75                    -                   -
 Cancelled or expired .................       (24,000)         $   10.00                    -                   -
                                           ----------       --------------       --------------    ---------------

 Balance at December 31, 1999 .........     1,604,361          $    7.79               44,997        $       9.00
                                           ==========       ==============       ==============    ===============
 Options exercisable, end of year .....       143,158          $    4.67                9,999        $       9.00

 Granted ..............................       296,500          $   22.40                    -                   -
 Canceled or expired ..................      (316,000)         $   10.47                    -                   -
 Exchanged ............................             -                  -                    -                   -
 Exercised ............................      (341,373)         $    2.61              (17,499)       $       9.00
                                           ----------       --------------       --------------    ---------------

 Balance at December 29, 2000 .........     1,243,488          $   12.02               27,498        $       9.00
                                           ==========       ==============       ==============    ===============
 Options exercisable, end of year .....       206,030          $   10.38                9,999        $       9.00

 Granted ..............................       279,000          $   25.00                    -                   -
 Canceled or expired ..................      (137,000)         $   15.29                    -                   -
 Exchanged ............................             -                  -                    -                   -
 Exercised ............................      (183,374)         $    0.25              (27,498)       $       9.00
                                           ----------       --------------       --------------    ---------------

 Balance at December 28, 2001 .........     1,202,114          $   16.45                    -                   -
                                           ==========       ==============       ==============    ===============

 Options exercisable, end of year .....       257,781          $   10.87                    -                   -
 Options available for future grant....        66,886                                       -                   -


The following table summarizes information about stock options outstanding at December 28, 2001:


                                              Options Outstanding                            Options Exercisable
                             ----------------------------------------------------    --------------------------------
                                                    Weighted          Weighted                           Weighted
                                                    Average            Average                           Average
   Range of Exercise             Number            Remaining          Exercise           Number          Exercise
         Prices               Outstanding        Life (Months)          Price          Exercisable        Price
-------------------------   ---------------     ---------------    --------------    -------------  -----------------
      Common Stock
      ------------
        $  8.61                      29,364                  85          $   8.61           29,364            $  8.61
        $ 10.00                     602,250                  88          $  10.00          204,517            $ 10.00
        $ 20.00                     151,500                  99          $  20.00           18,900            $ 20.00
        $ 25.00                     419,000                 109          $  25.00            5,000            $ 25.00
                            ---------------                                          -------------

         Total                    1,202,114                  97          $  16.45          257,781            $ 10.87


                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     A total of 80,000 non-plan options were granted upon consummation of the RFI acquisition on October 31, 2000. These options vested immediately and were exercisable on or before June 30, 2001. These options expired during 2001.

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

     The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants: dividend yield of 0.0%, risk-free interest rate of 4.9% and expected life of 7 years (in determining the "minimum value", SFAS 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company is not publicly traded).

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8.  RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions recorded in the Statements of Operations.

                                                                        Fiscal Year Ended
                                                        ---------------------------------------------------
                                                          December 28,     December 29,     December 31,
           Related Party                  Type               2001             2000              1999
-------------------------------  ---------------------  --------------- ---------------- ------------------
     Gross Revenues:
      APL Limited                Freight transportation    $        82.8    $       90.6     $          49.1
      APL Limited                Avoided repositioning              17.4            16.2                21.0
                                 International freight
      APL Limited                Management fee                      6.6             6.6                 3.9

                                                           ---------------- ---------------  ------------------
     Total related party revenues                          $       106.8    $      113.4     $          74.0
                                                           ================ ===============  ==================

     Operating Expenses:
     Direct operating expenses:

                                 Lease, maintenance
      APL Limited                and repair expense        $           -    $          -     $           7.0
                                                           ---------------- ---------------  ------------------
     Selling, general and
     administrative expenses:
      APL Limited                Corporate overhead        $           -    $          -     $           5.6
      APL Limited                Administrative services             1.0             0.6                 1.1
      APL Limited                Information technolog
                                 services                           10.0            10.0                 5.8
      APL de Mexico, S.A. de
      C.V.                       Agency services                     0.1             2.7                 1.8
      Apollo Management          Management fee                      0.5             0.5                 0.3
      A&G Investments            Facility lease                      0.6             0.5                 0.3
      KU Realty, LLC             Facility lease                      1.8             1.8                   -
      Rich Hyland                Facility lease                        -               -                 0.1
      Perimeter West             Facility lease                      1.1               -                   -
                                                           ---------------- ---------------  ------------------
     Total related party SG&A
     expenses                                              $        15.1    $       16.1     $          15.0
                                                           ---------------- ---------------  ------------------
     Interest Expense:
      Keller Uchida Realty
     Resources, LLC              $5.0 Million Sub Note     $         0.4    $        0.2     $             -
                                                           ---------------- ---------------  ------------------

     Total related party expenses                          $        15.5    $       16.3     $          22.0
                                                           ================ ===============  ==================

Management believes that the terms of the related party transactions listed above were at fair market rates.

     The Company provides intermodal services to APL Limited. These services include moving containers from ports to inland points, moving containers from inland points to ports, and repositioning empty containers. These transactions were performed on a cost reimbursement basis. Thus, no revenues or expenses were recognized for financial reporting purposes. Reimbursements amounted to $0, $79.2 million and $273.6 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. The decrease in reimbursement reflects the Company's transfer in April 2000 of the processing of APL Limited's international traffic receivables and payables to APL Limited, which had previously been included in the Company's balance sheet. This resulted in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software which were not previously available. The Company continues to

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

handle APL Limited's international traffic under contract for an annual management fee of $6.6 million in 2001 and 2000 and $3.9 million in 1999.

         Prior to the recapitalization, APL Land Transport Services, Inc. ("APLLTS") shared in expenses of the former parent for services including systems support, office space and other corporate services. These expenses were $5.6 million for the period ended May 28, 1999. In connection with the recapitalization, the Company has signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For 2001, 2000 and the seven months ended December 31, 1999, $1.0 million, $0.6 million and $1.1 million was paid for these services, respectively. In addition, APL Limited is currently providing the Company information technology under a long-term agreement for an annual fee of $10.0 million. For the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, $10.0 million, $10.0 million and $5.8 million was paid for these services, respectively.

         In addition, the Company receives compensation from APL Limited for the repositioning expense that APL Limited has avoided due to the Company using APL Limited's containers in surplus locations. The total amount of revenue recognized for these services was $17.4 million, $16.2 million and $21.0 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. At December 28, 2001 and December 29, 2000 $1.9 million and $1.6 million was receivable from APL Limited, respectively.

         The Company also provides services to the Automotive Division of APL Limited. These services include moving containers primarily in the U.S.--Mexico trade. The amount of revenue recognized for these services was $82.8 million, $90.6 million and $49.1 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. At December 28, 2001 and December 29, 2000, $4.7 million and $4.4 million was receivable from APL Limited including related drayage and miscellaneous charges, respectively.

         Prior to the recapitalization, APLLTS received an allocation for lease and maintenance and repair expenses from APL Limited. These expenses were $7.0 million for the fiscal year ended December 31, 1999.

         APL de Mexico, S.A. de C.V. (APL Mexico), a wholly owned Mexican subsidiary of APL Limited, provides various agency services to the Company with respect to its bills of lading in Mexico. Expenses recorded by the Company from APL Mexico were $0.1 million, $2.7 million and $1.8 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. At December 28, 2001 and December 29, 2000, $0 and $0.5 million was payable to APL Mexico, respectively. Effective in 2001, the Company began using Pacer de Mexico S.A. de C.V. (Pacer Mexico), a wholly owned Mexican subsidiary of the Company, to handle the services previously provided by APL Mexico.

         The Company has entered into a management agreement with Apollo Management ("Apollo"), an affiliate of our principal shareholder, for financial and strategic services as the Board of Directors may reasonably request. The annual fee which has been paid for these services for the years ended December 28, 2001 and December 29, 2000 was $0.5 million, and for the partial year ended December 31, 1999 was $0.3 million. In addition, the Company paid Apollo a fee of $1.5 million in 1999 in connection with the recapitalization.

         The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a stockholder and a former Director and Executive Vice President of the Company. Mr. Steiner is a stockholder and a former Executive Vice President of the Company. Lease payments were $0.6 million, $0.5 million and $0.3 million for the years ended

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

      The Company leases warehouse and dock facilities in Southern California from KU Realty, Inc. which is owned by Messrs. Keller and Uchida. Mr. Keller is a stockholder and President of the Freight Consolidation and Handling Division of the Company. Lease payments were $1.8 million for the years ended December 28, 2001 and December 29, 2000.

      In July 2001, February 2001 and August 2000 the Company paid scheduled semi-annual interest payments amounting to $0.4 million in 2001 and $0.2 million in 2000 to Mr. Keller on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets.

      In April 2000, the Company repaid $0.4 million, including accrued interest, in notes payable to Messrs. Orris, Angeli and Cross. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

         The Company leased a facility consisting of office space from Richard
P. Hyland, a stockholder and a former Executive Vice President of the Company. Such lease was pursuant to an oral agreement and was on a month-to-month basis. The lease terminated on December 31, 1999.

         In connection with the acquisition of Rail Van, the Company assumed a lease that had been entered into by Rail Van with an entity associated with Messrs. Bruncak and Brashares and certain former shareholders of Rail Van. This lease commenced in April, 2001, with an annual rental payment of approximately $1.3 million. Lease payments were $1.1 million for the year ended December 28, 2001.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     The Company is party to various legal proceedings, claims and assessments, including environmental, arising in the normal course of its business activities. However, management believes none of these items will have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

     Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers' earnings. The defendants entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgement of $250,000 and a maximum judgement of $1.75 million. On August 11, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The only adverse ruling was a Court finding that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, Interstate's retention on its liability policy was $250,000. The court has ordered that restitution of $488,978 be paid for this omission. The court entered judgment on the August 11, 2000 decision on January 23, 2002. Plaintiffs' counsel has indicated that he intends to appeal the entire ruling and we intend to appeal the restitution issue. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company's consolidated financial position, results of operations or liquidity.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 10. SEGMENT INFORMATION

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

     International revenues generated by the Company's retail segment for 2001 were $108.8 million in Europe and $7.6 million in Canada. The Company's wholesale segment generated $54.5 million in revenues for 2001 from Mexico. For 2000, revenues generated from RFI's international operations since acquisition were $18.0 million. The Company's wholesale segment generated $51.7 million in revenues for 2000 from Mexico and the retail segment generated $12.4 million from Canada. The Company's asset base is predominantly in the United States.

     The following table presents reportable segment information for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999 (in millions).


                                                           Wholesale        Retail          Other         Consolidated
                                                         ------------     ----------     -----------     ----------------
Fiscal year ended December 28, 2001
      Gross revenues .................................   $  808.8        $  952.8         $  (90.7)        $      1,670.9
      Net revenues ...................................      187.9           143.4                                   331.3
      Income from operations .........................       37.1            15.5             (1.6)                  51.0
      Interest expense, net ..........................       22.1            17.5                                    39.6
      Tax expense ....................................        4.8            (1.2)                                    3.6
      Net income .....................................       10.2            (0.8)            (2.4)                   7.0
      Depreciation and amortization ..................        5.6            12.7                                    18.3
      Capital expenditures ...........................        8.1             6.5                                    14.6
      Total assets ...................................      439.7           258.1            (64.9)                 632.9

Fiscal year ended December 29, 2000
      Gross revenues .................................   $  814.7        $  503.9         $  (37.3)        $      1,281.3
      Net revenues ...................................      183.2            92.5                                   275.7
      Income from operations .........................       49.7            13.7                                    63.4
      Interest expense, net ..........................       25.3             8.8                                    34.1
      Tax expense ....................................       12.5             0.4                                    12.9
      Net income .....................................       11.9             4.5             (1.6)                  14.8
      Depreciation and amortization ..................        5.4             6.2                                    11.6
      Capital expenditures ...........................        2.0             3.5                                     5.5
      Total assets ...................................      457.2           279.4            (78.2)                 658.4

Fiscal year ended December 31, 1999
      Gross revenues .................................   $  713.2        $  233.2         $  (18.7)        $        927.7
      Net revenues ...................................      154.1            38.2                                   192.3
      Income from operations .........................       38.9             9.1                                    48.0
      Interest expense, net ..........................       16.4             2.2                                    18.6
      Tax expense ....................................        8.5             3.2                                    11.7
      Net income .....................................       14.0             3.7             (1.1)                  16.6
      Depreciation and amortization ..................        6.0             2.6                                     8.6
      Capital expenditures ...........................        0.1             1.9                                     2.0
      Total assets ...................................      391.7           139.9            (76.6)                 455.0


                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Data in the "Other" column includes elimination of intercompany balances, subsidiary investment and additionally for 2001, the write-off of IPO costs. All intersegment services are provided and purchased at quoted market rates.

      For the year ended December 28, 2001 no customer contributed more than 10% of the Company's total gross revenues. For the year ended December 29, 2000, the Company had one customer which contributed more than 10% of the Company's total gross revenues. Total gross revenues of $146.9 million were generated from Union Pacific (generated by both reporting segments).

      For the year ended December 31, 1999, the Company had two customers, respectively which contributed more than 10% of the Company's total gross revenues. Total gross revenues of $128.2 million were generated by the wholesale segment from Hub Group and total gross revenues of $100.8 million were generated from Union Pacific (generated by both reporting segments).

NOTE 11.  PROPERTY AND EQUIPMENT


    Property and equipment consist of the following at December 28, 2001 and December 29, 2000 ($ in millions):
                                                                 2001            2000
                                                            ------------    ------------
       Railcars............................................  $    26.9       $    26.9
       Containers and Chassis..............................       26.6            27.2
       Leasehold improvements and Other (including computer
       hardware and software)..............................       33.6            20.2
                                                            ------------    ------------
                Total......................................       87.1            74.3
        Less: Accumulated Depreciation and Amortization....      (27.8)          (17.8)
                                                            ------------    ------------
        Property and Equipment, net........................  $    59.3       $    56.5
                                                            ============    ============


    Depreciation and amortization of property and equipment was $10.8 million, $6.9 million and $6.2 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. The Company retired $0.8 million and $0.5 million of accumulated depreciation associated with the sale of containers and chassis in 2001 and 2000, respectively. Equipment under capital lease are included above with a cost of $1.1 million and $1.0 million and accumulated amortization of $0.7 million and $0.4 million at December 28, 2001 and December 29, 2000, respectively.

    During 2001, the Company had capital expenditures of $14.6 million primarily for wholesale and retail segment computer conversion and expansion. The Company received $0.2 million from the sale of containers and other equipment and retired $1.8 million of property during the year.

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

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 28, 2001 and December 29, 2000 were as follows (in millions):

                                                                               2001             2000
                                                                          --------------   -------------
          Accounts Payable .............................................  $         96.8   $       102.7
          Accrued Rail Liability .......................................            31.8            37.5
          Accrued Volume Rebates Payable ...............................            17.9            11.5
          Accrued Equipment Maintenance and Lease ......................             5.7            13.5
          Accrued Acquisition Costs ....................................             2.1             8.1
          Accrued Compensation and Benefits ............................             4.1             6.7
          Merger and Severance .........................................             3.5             6.1
          Accrued Interest Payable .....................................             3.8             2.9
          Other Accrued Liabilities ....................................            37.4            38.2
                                                                          --------------   -------------
            Total Accounts Payable and Accrued Liabilities .............  $        203.1   $       227.2
                                                                          ==============   =============

NOTE 13. LEASES

     The Company leases certain doublestack railcars, containers, chassis, data processing equipment and other property. Future minimum lease payments under noncancelable leases at December 28, 2001 for the five years subsequent to 2001 and thereafter are summarized as follows (in millions):

                                                                                Capital         Operating
                                                                                 Leases           Leases
                                                                              ------------    -------------
                  2002.....................................................   $        0.3    $        60.0
                  2003.....................................................            0.1             48.9
                  2004.....................................................              -             44.0
                  2005.....................................................              -             37.4
                  2006.....................................................              -             32.5
                  Thereafter...............................................              -            158.2
                                                                              ------------    -------------
                    Total Minimum Payments.................................            0.4    $       381.0
                                                                                              =============
                  Less amount representing interest (at an
                   effective rate of 6%)...................................              -
                                                                              ------------
                  Present value of minimum lease payments..................   $        0.4
                                                                              ============

     Rental expense was $85.6 million, $66.7 million and $50.4 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively. The net book value of property under capital lease at December 28, 2001 and December 29, 2000 was approximately $0.4 million and $0.6 million, respectively.

     On May 28, 1999 the Company received, as part of the Company's recapitalization and acquisition of Pacer Logistics, $39.6 million in net proceeds from the sale and leaseback (operating) of 199 railcars originally purchased in 1998.

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Company took delivery of 1,500 new 53-foot containers and chassis financed through an operating lease in the fourth quarter of 1999. During 2000, the Company received 4,156 leased containers and 3,425 leased chassis and returned 1,470 primarily 48-ft leased containers and 506 leased chassis. In addition, 593 owned 48-ft containers were retired. During 2001, the Company received 1,100 leased containers and 80 leased chassis and returned 2,278 primarily 48-ft leased containers and 1,629 leased chassis.

     The Company has entered into operating lease agreements for 1,300 railcars during 2000 and 2001 as described below. All of the railcars have been received and the Company does not anticipate ordering any additional railcars during 2002.

             Lease       Lease        No.        Received      Received
              Date       Term       Ordered       In 2000       In 2001
          -----------  ---------  -----------  ------------  ------------

            9/1/2000    Monthly          200           200
           10/4/2000    15 Yrs           250            85           165
             1/2/01      5 Yrs           250                         250
            2/14/01     15 Yrs           100                         100
            6/19/01     15 Yrs           250                         250
            9/25/01      5 Yrs           250                         250
                                  -----------  ------------  ------------

                       Total           1,300           285         1,015
                                  ===========  ============  ============

     The two five-year term lease contracts have two additional five-year renewal options. The leases include change of control provisions, however these only apply if the new entity does not assume all of the obligations and when certain financial requirements are not met, such as, for example, the new entity maintaining a minimum net worth of $17.4 million or a Standard & Poor's credit rating of at least B+. If these requirements were not met, the lessor would have the right to retake the railcars and/or collect damages after disposal of the equipment, if necessary, to recover costs associated with the lease of the equipment.

     The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in gross revenues. Rental income was $52.5 million, $30.1 million and $16.9 million for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental cash flow information is as follows ($ in millions):

                                               Fiscal Year      Fiscal Year      Fiscal Year
                                                  Ended            Ended            Ended
                                              Dec. 28, 2001    Dec. 29, 2000    Dec. 31, 1999
                                             ---------------  ---------------  ---------------
               Cash Payments:
                 Interest..................  $          35.3  $          32.3  $          15.4
                 Income Taxes..............  $           1.0  $          10.8  $           2.5

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15. MINORITY INTEREST

         Pursuant to the Company's recapitalization and acquisition of Pacer Logistics, 24,300 of Pacer Logistics' one million authorized shares of preferred stock were issued to certain management shareholders of Pacer Logistics as 7.5% exchangeable preferred stock on May 28, 1999. The remainder have been reserved for issuance by Pacer Logistics as payment-in-kind dividends of 7.5% annually. The preferred shares are convertible into 100 shares of Pacer International common stock for each preferred share and may be converted at the holders option until May 28, 2003. Subject to limitations under the Company's credit agreement, the Company has the option to convert the Pacer Logistics exchangeable preferred stock into Pacer International preferred stock or cash anytime after August 28, 2000. The shares are mandatorily redeemable for $1,000 per share by Pacer International on May 28, 2009. Prior to conversion, the preferred stock of the subsidiary has no voting rights.

         Pursuant to the Second Amended and Restated Certificate of Incorporation of Pacer Logistics, Inc. effective in May 2001, the Company, among other things, extended the date that existing provisions apply, from May 28, 2001 to May 28, 2003 including the right to exchange deadline for the Series B Exchangeable Preferred Stock of Pacer Logistics. The annual 7.5% paid-in-kind dividends on the Series B Exchangeable Preferred Stock ceased to accrue as of May 28, 2001 and were replaced by a cash only participation dividend which accrue at a percentage of common stock dividends paid, if any.

NOTE 16. EARNINGS PER SHARE

         The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

                                                          Fiscal year               Fiscal year              Fiscal year
                                                             Ended                     Ended                    ended
                                                       December 28, 2001         December 29, 2000        December 31, 1999
                                                      ---------------------    ----------------------    ---------------------
Numerator:
Net income..........................................        $       7.0              $       14.8             $       16.6
Less:  Net income for the period January 1, 1999
       Through May 28, 1999 (a).................                      -                         -                    (8.5)
                                                      ---------------------    ----------------------    ---------------------
  Net income-basic..................................        $       7.0              $       14.8             $        8.1
  Minority interest.................................                0.8                       1.6                      1.1
                                                      ---------------------    ----------------------    ---------------------
Numerator for earnings per share-diluted............        $       7.8              $       16.4             $        9.2
                                                      =====================    ======================    =====================
Denominator:
  Denominator for earnings per share-basic-
    Common shares outstanding.......................         11,498,231                10,970,770               10,440,000
  Effect of dilutive securities:
    Stock options...................................            410,901                   587,749                  813,982
    Exchangeable preferred stock of subsidiary......          2,234,844                 2,234,844                2,234,844
                                                      ---------------------    ----------------------    ---------------------
Denominator for earnings per share-diluted..........         14,143,976                13,793,363               13,488,826
                                                      =====================    ======================    =====================

Earnings per share-basic............................        $      0.61              $       1.35             $       0.78
                                                      =====================    ======================    =====================

Earnings per share-diluted..........................        $      0.55              $       1.19             $       0.68
                                                      =====================    ======================    =====================

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(a) Net income for the period from January 1, 1999 through May 28, 1999 has been excluded as prior to the recapitalization on May 28, 1999 the Company was a division of APL Limited and did not have common stock.


NOTE 17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         As discussed in Note 4, in conjunction with the Company's recapitalization and acquisition of Pacer Logistics on May 28, 1999 the Company issued $150.0 million of 11.75% senior subordinated notes due June 1, 2007 and entered into a credit agreement that provided for a seven-year $135.0 million term loan due May 28, 2006 and a five-year $100.0 million revolving credit facility due May 28, 2004. In addition, on December 22, 2000, the Company entered into an amendment to the credit agreement that provided for an additional term loan in the amount of $40.0 million that was borrowed to finance the acquisition of Rail Van. The notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by each of the Company's subsidiaries. The term loans and letters of credit under the credit agreement are guaranteed by all of the existing and future direct and indirect wholly-owned subsidiaries. The Company's obligations and the obligations of such subsidiaries are collateralized by a first priority perfected lien on substantially all of the Company's properties and assets and all of the properties and assets of such subsidiaries, whether such properties and assets are now owned or subsequently acquired, subject to exceptions.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered." This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed Consolidating Statements of Operations

                     December 28, 2001 (dollars in millions)

                                                                  Guarantor      Consolidating    Consolidated
                                                      Parent     Subsidiaries     Adjustments         Pacer
                                                   -----------  --------------  ---------------  --------------
Gross revenues....................................   $   808.8       $   952.8      $    (90.7)      $  1,670.9
Cost of purchased transportation and
    services......................................       620.9           809.4           (90.7)         1,339.6
                                                   -----------  --------------  ---------------  --------------

Net revenues......................................       187.9           143.4               -            331.3

Operating expenses................................       152.4           127.9               -            280.3
                                                   -----------  --------------  ---------------  --------------

Income (loss) from operations.....................        35.5            15.5               -             51.0

Interest expense..................................        22.1            17.5                             39.6
Equity in net earnings (losses) of subsidiaries...        (1.6)              -             1.6                -
                                                   -----------  --------------  ---------------  --------------

Income before income taxes and minority
     Interest.....................................        11.8            (2.0)            1.6             11.4
Income taxes (benefit)............................         4.8            (1.2)              -              3.6
Minority interest.................................           -             0.8               -              0.8
                                                   -----------  --------------  ---------------  --------------

Net income (loss).................................   $     7.0       $    (1.6)     $     (1.6)      $      7.0
                                                   ===========  ==============  ===============  ==============

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                     December 29, 2000 (dollars in millions)


                                                                  Guarantor      Consolidating    Consolidated
                                                      Parent     Subsidiaries     Adjustments         Pacer
                                                   -----------  --------------  ---------------  --------------
Gross revenues ...............................         $ 814.7       $   503.9      $    (37.3)      $  1,281.3
Cost of purchased transportation and
    services .................................           631.5           411.4           (37.3)         1,005.6
                                                   -----------  --------------  ---------------  --------------

Net revenues .................................           183.2            92.5               -            275.7

Operating expenses ...........................           133.5            78.8               -            212.3
                                                   -----------  --------------  ---------------  --------------

Income (loss) from operations ................            49.7            13.7               -             63.4

Interest expense .............................            25.3             8.8               -             34.1
Equity in net earnings (losses) of
    subsidiaries..............................             2.9               -            (2.9)               -
                                                   -----------  --------------  ---------------  --------------

Income before income taxes and minority
     Interest ................................            27.3             4.9            (2.9)            29.3
Income taxes (benefit) .......................            12.5             0.4               -             12.9
Minority interest ............................               -             1.6               -              1.6
                                                   -----------  --------------  ---------------  --------------

Net income (loss) ............................         $  14.8       $     2.9      $     (2.9)      $     14.8
                                                   ===========  ==============  ===============  ==============


                     December 31, 1999 (dollars in millions)

                                                                  Guarantor      Consolidating    Consolidated
                                                      Parent     Subsidiaries     Adjustments         Pacer
                                                   -----------  --------------  ---------------  --------------
Gross revenues ...............................         $ 713.2       $   233.2      $    (18.7)      $    927.7
Cost of purchased transportation and
    services .................................           559.1           195.0           (18.7)           735.4
                                                   -----------  --------------  ---------------  --------------

Net revenues .................................           154.1            38.2               -            192.3

Operating expenses ...........................           115.2            29.1               -            144.3
                                                   -----------  --------------  ---------------  --------------

Income (loss) from operations ................            38.9             9.1               -             48.0

Interest expense .............................            16.4             2.2               -             18.6
Equity in net earnings (losses) of
    subsidiaries..............................             2.6               -            (2.6)               -
                                                   -----------  --------------  ---------------  --------------

Income before income taxes and minority
     Interest ................................            25.1             6.9            (2.6)            29.4
Income taxes (benefit) .......................             8.5             3.2               -             11.7
Minority interest ............................               -             1.1               -              1.1
                                                   -----------  --------------  ---------------  --------------

Net income (loss) ............................         $  16.6       $     2.6      $     (2.6)      $     16.6
                                                   ===========  ==============  ===============  ==============

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheets

                     December 28, 2001 (dollars in millions)

                                                                  Guarantor      Consolidating    Consolidated
                                                      Parent     Subsidiaries     Adjustments         Pacer
                                                   -----------  --------------  ---------------  --------------
ASSETS
   Current assets ...............................   $     66.5      $    162.9       $     (4.2)     $    225.2
   Property and equipment, net ..................         45.1            14.2                -            59.3
   Investment in subsidiaries ...................        239.5               -           (239.5)              -
   Goodwill, net ................................         23.3           258.2                -           281.5
   Deferred income taxes ........................         56.8             0.7                -            57.5
   Other assets .................................          8.5             0.9                -             9.4
                                                   -----------  --------------  ---------------  --------------

    Total assets ................................   $    439.7      $    436.9       $   (243.7)     $    632.9
                                                   ===========  ==============  ===============  ==============

LIABILITIES AND STOCKHOLDERS'
EQUITY


   Current liabilities ..........................   $    184.3      $     25.0       $     (4.2)     $    205.1
   Long-term debt ...............................        250.8           145.1                -           395.9
   Other liabilities ............................          1.6             1.6                              3.2
   Minority interest - exchangeable
      preferred stock of a subsidiary ...........            -            25.7                -            25.7
   Total stockholders' equity (deficit) .........          3.0           239.5           (239.5)            3.0
                                                   -----------  --------------  ---------------  --------------

   Total liabilities and stockholders' equity ...   $    439.7      $    436.9       $   (243.7)     $    632.9
                                                   ===========  ==============  ===============  ==============

                     December 29, 2000 (dollars in millions)

                                                                  Guarantor      Consolidating    Consolidated
                                                      Parent     Subsidiaries     Adjustments         Pacer
                                                   -----------  --------------  ---------------  --------------
ASSETS
   Current assets ...............................   $     79.9      $    177.2       $    (15.4)     $    241.7
   Property and equipment, net ..................         42.0            14.5                -            56.5
   Investment in subsidiaries ...................        239.5               -           (239.5)              -
   Goodwill, net ................................         24.1           265.7                -           289.8
   Deferred income taxes ........................         62.2            (3.2)               -            59.0
   Other assets .................................          9.5             5.1             (3.2)           11.4
                                                   -----------  --------------  ---------------  --------------

    Total assets ................................   $    457.2      $    459.3       $   (258.1)     $    658.4
                                                   ===========  ==============  ===============  ==============

LIABILITIES AND STOCKHOLDERS'
EQUITY


   Current liabilities ..........................   $    202.9      $     42.3       $    (16.1)     $    229.1
   Long-term debt ...............................        255.4           148.1                -           403.5
   Other liabilities ............................          1.8             1.9                              3.7
   Minority interest - exchangeable
      preferred stock of a subsidiary ...........            -            25.0                -            25.0
   Total stockholders' equity (deficit) .........         (2.9)          242.0           (242.0)           (2.9)
                                                   -----------  --------------  ---------------  --------------

   Total liabilities and stockholders' equity ...   $    457.2      $    459.3       $   (258.1)     $    658.4
                                                   ===========  ==============  ===============  ==============

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statements of Cash Flows

                     December 28, 2001 (dollars in millions)

                                                                  Guarantor      Consolidating    Consolidated
                                                      Parent     Subsidiaries     Adjustments         Pacer
                                                   -----------  --------------  ---------------  --------------
Net cash provided by operating activities ......    $    15.1       $     6.7        $       -       $    21.8

Investing activities:
   Capital expenditures ........................         (8.1)           (6.5)               -           (14.6)
   Proceeds from sales of property and
        equipment ..............................          0.2               -                -             0.2
                                                   -----------  --------------  ---------------  --------------

Net cash used in investing activities ..........         (7.9)           (6.5)               -           (14.4)

Financing activities:
  Proceeds from issuance of common stock .......          0.1               -                -             0.1
  Proceeds from issuance of preferred stock ....          0.2               -                -             0.2
  Repurchase of preferred stock ................         (0.2)              -                -            (0.2)
  Debt, revolving credit facility and capital
      Lease obligation repayment ...............         (7.3)           (0.2)               -            (7.5)
                                                   -----------  --------------  ---------------  --------------
Net cash (used in) provided by financing
      activities ...............................         (7.2)           (0.2)               -            (7.4)

Net increase (decrease) in cash and cash
      equivalents ..............................            -               -                -               -

Cash and cash equivalents at beginning of
     year ......................................            -               -                -               -
                                                   -----------  --------------  ---------------  --------------
Cash and cash equivalents at end of
     year ......................................     $      -       $       -        $       -       $       -
                                                   ===========  ==============  ===============  ==============

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                     December 29, 2000 (dollars in millions)


                                                                  Guarantor      Consolidating    Consolidated
                                                      Parent     Subsidiaries     Adjustments         Pacer
                                                   -----------  --------------  ---------------  --------------
Net cash provided by operating activities ......    $    11.0       $    (9.8)               -       $     1.2

Investing activities:
   Acquisitions, net of cash acquired ..........       (125.6)              -                -          (125.6)
   Capital expenditures ........................         (2.0)           (3.5)               -            (5.5)
   Proceeds from sales of property and
        equipment ..............................          0.3             0.1                -             0.4
                                                   -----------  --------------  ---------------  --------------

Net cash used in investing activities ..........       (127.3)           (3.4)               -          (130.7)

Financing activities:
  Checks drawn in excess of cash balances ......         (2.4)            13.3               -            10.9
  Proceeds of long-term debt, net of costs .....        122.6                -               -           122.6
  Proceeds from issuance of common stock .......          0.9                -               -             0.9
  Proceeds from issuance of preferred stock ....          0.2                -               -             0.2
  Repurchase of preferred stock ................         (0.2)               -               -            (0.2)
  Debt, revolving credit facility and capital
      Lease obligation repayment ...............        (17.0)            (0.1)              -           (17.1)
                                                   -----------  --------------  ---------------  --------------
Net cash (used in) provided by financing
      activities ...............................        104.1             13.2               -           117.3

Net increase (decrease) in cash and cash
      equivalents ..............................        (12.2)               -               -           (12.2)

Cash and cash equivalents at beginning of
     year ......................................         12.2                -               -            12.2
                                                   -----------  --------------  ---------------  --------------
Cash and cash equivalents at end of
     year ......................................    $       -       $        -        $      -       $       -
                                                   ===========  ==============  ===============  ==============

                   PACER INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                     December 31, 1999 (dollars in millions)

                                                                     Guarantor      Consolidating    Consolidated
                                                         Parent     Subsidiaries     Adjustments         Pacer
                                                      -----------  --------------  ---------------  --------------
Net cash provided by operating activities .......      $    15.9       $     4.9        $       -       $    20.8

Investing activities:
   Acquisitions, net of cash acquired ...........         (112.0)              -                -          (112.0)
   Capital expenditures .........................           (0.1)           (1.9)               -            (2.0)
   Proceeds from sales of property and
        equipment ...............................           39.6             0.4                -            40.0
                                                      -----------  --------------  ---------------  --------------

Net cash used in investing activities ...........          (72.5)           (1.5)               -           (74.0)

Financing activities:
  Proceeds of long-term debt, net of costs ......          277.5               -                -           277.5
  Proceeds from issuance of common stock ........          104.4               -                -           104.4
  Distribution to APL and recap costs ...........         (310.4)           (1.3)               -          (311.7)
  Redemption of preferred stock of subsidiary . .              -            (2.0)               -            (2.0)
  Debt, revolving credit facility and capital
      Lease obligation repayment ................           (2.7)           (0.1)               -            (2.8)
                                                      -----------  --------------  ---------------  --------------

Net cash (used in) provided by financing
      activities ................................           68.8            (3.4)               -            65.4

Net increase (decrease) in cash and cash
      equivalents ...............................           12.2               -                -            12.2

Cash and cash equivalents at beginning of
     year .......................................              -               -                -               -

Cash and cash equivalents at end of
     year .......................................      $    12.2       $       -        $       -       $    12.2
                                                      ===========  ==============  ===============  ==============

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected quarterly financial data for each of the quarters in 2001 and 2000 (in millions, except per share amounts):

                                                              Quarters
                                           ----------------------------------------------
                                             First       Second      Third     Fourth
                                           ---------  -----------   --------  ---------
Fiscal year ended December 28, 2001

Gross revenues............................. $ 440.3    $  431.5    $ 398.1    $  401.0
Net revenues...............................    80.9        80.8       80.3        89.3
Income from operations (a) ................    11.4        14.2       11.4        14.0
Net income (loss)(a).......................    (0.4)        2.4        1.0         4.0
Basic earnings (loss) per share............ $ (0.04)   $   0.21    $  0.09    $   0.35
Diluted earnings (loss) per share (d)...... $ (0.04)   $   0.19    $  0.07    $   0.28

Fiscal year ended December 29, 2000 (b)

Gross revenues............................. $ 308.6    $  299.6    $ 307.2    $  365.9
Net revenues...............................    65.5        65.9       66.3        78.0
Income from operations (c)  ...............    17.5        20.1       18.8         7.0
Net income (c).............................     4.4         6.9        6.0        (2.5)
Basic earnings (loss) per share............ $  0.41    $   0.62    $  0.54    $  (0.22)
Diluted earnings (loss) per share (d)...... $  0.36    $   0.52    $  0.46    $  (0.22)

(a) In September, 2001 the Company recorded a $0.4 million merger and severance charge as well as $4.0 million in other charges related to the restructuring and consolidation of operations.
(b) 2000 amounts include the results of operations since acquisition for the acquisitions of Conex assets on January 13, 2000, GTS on August 31, 2000, RFI on October 31, 2000 and Rail Van on December 22, 2000.
(c) In December 2000 the Company recorded a $7.7 million merger and severance charge for the consolidation and restructuring of the retail segment.
(d) Diluted earnings per share for the first quarter of 2001 and the fourth quarter of 2000 excludes the effects of stock options and minority interest as they were determined to be anti-dilutive. This differs from the Company's first quarter 2001 Form 10-Q filed on May 17, 2001 and from the fourth quarter amount shown in the Quarterly Financial Data footnote, included in the Company's year 2000 annual report on Form 10-K filed on March 29, 2001. The minority interest is now also considered antidilutive.

                                   Schedule II

                   Pacer International, Inc. and Subsidiaries

                        Valuation and Qualifying Accounts
                                  (in millions)


            Column A                 Column B          Column C                 Column D                    Column E
-----------------------------      ------------     -------------     ------------------------------      ------------
                                    Balances at        Additions                                           Balances at
                                     Beginning        (Charged)/                                             End of
                                     of Fiscal        Credited to                                            Fiscal
          Description                 Period            Income         Deductions (1)       Other            Period
-----------------------------      ------------     -------------     ---------------    -----------      ------------
December 28, 2001
-----------------
   Allowance for doubtful
      accounts..............       $        (9.0)     $      (3.3)    $         5.3                         $    (7.0)

December 29, 2000
-----------------
   Allowance for doubtful
      accounts..............       $        (3.0)     $      (1.8)    $         1.6      $      (5.8)  (2)  $    (9.0)

December 31, 1999
-----------------
   Allowance for doubtful
      accounts..............       $        (0.7)     $      (0.8)    $         0.4      $      (1.9)  (3)  $    (3.0)


---------

(1)  Represents write-off of amounts.
(2) Represents the historical allowance recorded on Conex, GTS, RFI and Rail Van books at the date of acquisition.
(3) Represents the historical allowance recorded on Pacer Logistics books at the date of acquisition.

                                  EXHIBIT INDEX

     Exhibit                          Document Description
--------------------------------------------------------------------------------

      10.35 Employment Agreement dated as of January 16, 2002 between Pacer International, Inc. and Charles T. Shurstad.

      10.36 Employment Agreement dated as of August 22, 2001 between Pacer International, Inc. and Michael Killea.

      10.39 Rail Car Lease Agreement dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company.

      10.40 Rail Car Lease Agreement dated January, 2001 by and between LaSalle National Leasing Corporation and the Company.

      10.41 Rail Car Lease Agreement dated February 14, 2001 by and between Greenbrier Leasing Corporation and the Company.

      10.42 Separation and Release Agreement dated as of December 31, 2001 between Pacer International, Inc. and Robert L. Cross.

      21.1       Subsidiaries of Registrant