Form 10-Q
period 2002-04-05
PACER INTERNATIONAL INC/TN
filed 2002-05-16
CIK 1091735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number 333-85041

PACER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-0935669
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

2300 Clayton Road, Suite 1200
Concord, CA 94520
Telephone Number (877) 917-2237

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2002
Common stock, $.01 par value per share	11,546,080 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED APRIL 5, 2002

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 5, 2002	December 28, 2001
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $6.7 million and $7.0 million, respectively	187.8	204.6
Accounts receivable from APL	5.9	6.6
Prepaid expenses and other	9.8	8.4
Deferred income taxes	4.0	5.6

Total current assets	207.5	225.2

Property and equipment
Property and equipment at cost	88.6	87.1
Accumulated depreciation	(30.4)	(27.8)

Property and equipment, net	58.2	59.3

Other assets
Goodwill, net	281.5	281.5
Deferred income taxes	56.7	57.5
Other assets	10.3	9.4

Total other assets	348.5	348.4

Total assets	$614.2	$632.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$2.0	$2.0
Accounts payable and accrued liabilities	184.9	203.1

Total current liabilities	186.9	205.1

Long-term liabilities
Long-term debt and capital leases	391.4	395.9
Other	3.1	3.2

Total long-term liabilities	394.5	399.1

Total liabilities	581.4	604.2

Minority interest—exchangeable preferred stock of a subsidiary	25.7	25.7

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock: $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 20,000,000 shares authorized, 11,546,080 and 11,544,747 issued and outstanding at April 5, 2002 and December 28, 2001, respectively	0.1	0.1
Additional paid-in-capital	118.6	118.6
Unearned compensation	(0.3)	(0.3)
Accumulated deficit	(110.6)	(114.3)
Other cumulative comprehensive loss	(0.7)	(1.1)

Total stockholders’ equity	7.1	3.0

Total liabilities and stockholders’ equity	$614.2	$632.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 5, 2002	April 6, 2001
	(in millions, except per share amounts)
Gross revenues (includes related party revenues of $26.5 million and $30.2 million, respectively)	$382.4	$440.3
Cost of purchased transportation and services	299.2	359.4

Net revenues	83.2	80.9

Operating expenses:
Direct operating expenses	27.8	25.0
Selling, general and administrative expenses (includes related party expenses of $3.9 million and $3.7 million, respectively)	37.1	39.9
Depreciation and amortization	2.6	4.6

Total operating expenses	67.5	69.5

Income from operations	15.7	11.4

Interest expense, net	9.8	11.3

Income before income taxes and minority interest	5.9	0.1

Income taxes	2.2	—
Minority interest	—	0.5

Net income (loss)	$3.7	$(0.4)

Earnings (loss) per share (Note 8):
Basic:
Earnings (loss) per share	$0.32	$(0.04)

Weighted average shares outstanding	11,544,816	11,370,799

Diluted:
Earnings (loss) per share	$0.26	$(0.04)

Weighted average shares outstanding	14,187,126	11,370,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended April 5, 2002
(Unaudited)

						Other Cumulative Comprehensive Income (Loss)
	Common Stock		Additional Paid-in-Capital		Unearned Compensation		Total Stockholders’ Equity
	No. of Shares	Amount		Accumulated Deficit
	(in millions, except share amounts)
Balance December 28, 2001	11,544,747	$0.1	$118.6	$(114.3)	$(0.3)	$(1.1)	$3.0

Net Income				3.7			3.7
Other Comprehensive Income						0.4	0.4

Total Comprehensive Income				3.7		0.4	4.1
Amort.—Unearned Compensation	—	—	—	—	—	—	—
Exercise of Common Stock Options	1,333	—	—	—	—	—	—

Balance April 5, 2002	11,546,080	$0.1	$118.6	$(110.6)	$(0.3)	$(0.7)	$7.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 5, 2002	April 6, 2001
	(in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$3.7	$(0.4)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2.6	4.6
Deferred income taxes	2.2	1.4
Minority interest	—	0.5
Changes in current assets and liabilities:
Trade and other receivables	17.5	10.4
Prepaid expenses and other current assets	(2.0)	(3.6)
Accounts payable and accrued liabilities	(18.7)	(3.2)
Other	(0.1)	(0.1)

Net cash provided by operating activities	5.2	9.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.4)	(1.3)
Proceeds from sales of property and equipment	—	0.1

Net cash used in investing activities	(1.4)	(1.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances	0.7	(4.4)
Proceeds from issuance of common stock	—	0.1
Proceeds from issuance of preferred stock	—	0.2
Repurchase of preferred stock	—	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	(4.5)	(4.1)

Net cash used in financing activities	(3.8)	(8.4)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS—END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements as of April 5, 2002 and for the three months ended April 5, 2002 and April 6, 2001 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 28, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements as of April 5, 2002 and for the three months ended April 5, 2002 and April 6, 2001 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Industry Segments

The Company operates in two reportable industry segments, providing intermodal rail stacktrain services (the “wholesale” segment) and providing other logistics services (the “retail” segment) in North America.

Other Comprehensive Income

The Company classifies items of comprehensive income by their nature in the financial statements and displays the accumulated balance of comprehensive income separately from accumulated deficit and additional paid-in-capital in the equity section of the balance sheet.

Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjust.	Derivative Instrument Fair Value, Net of Amortization	Total Other Comprehensive Income (Loss)
Balance at December 28, 2001	$—	$(1.1)	$(1.1)
Activity during 2002 (net of $0.3 million tax)	—	0.4	0.4

Balance at April 5, 2002	$—	$(0.7)	$(0.7)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Management estimates that the Senior Subordinated Notes of $150.0 million are valued at $146.0 million and $120.0 million as of April 5, 2002 and December 28, 2001, respectively, based on quoted market prices. The carrying value of long term debt, other than the Senior Subordinated Notes, approximates fair value due to the floating nature of the interest rates.

Adoption of Statements of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets that are recognized in an entity’s balance sheet at the beginning of that fiscal year. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The Company adopted SFAS 142 on December 29, 2001 and ceased to amortize goodwill on that date. The carrying amount of goodwill at April 5, 2002 and December 28, 2001 was $281.5 million. The carrying amount of goodwill at April 5, 2002 and December 28, 2001 assigned to the wholesale segment was $23.3 million, and assigned to the retail segment was $258.2 million.

As part of the adoption of SFAS 142, the Company completed the initial step of the goodwill impairment test during the first quarter of fiscal year 2002, and concluded that no adjustment to the balance of goodwill at the date of adoption was required. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, the Company’s estimated fiscal year 2002 effective tax rate has been adjusted to approximately 37.3%.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the goodwill amortization, net of related income tax is as follows:

	Three Months Ended
	April 5, 2002	April 6, 2001
	(in millions, except per share amounts)
Net income:
Net income (loss) as reported	$3.7	$(0.4)
Add: goodwill amortization, net of tax	—	1.3

Adjusted net income	$3.7	$0.9

Basic earnings (loss) per share:
Net income (loss) as reported	$0.32	$(0.04)
Effect of goodwill amortization	—	0.12

Adjusted net income	$0.32	$0.08

Diluted earnings (loss) per share: (a)
Net income (loss) as reported	$0.26	$(0.04)
Effect of goodwill amortization	—	0.11

Adjusted net income	$0.26	$0.07

(a)
Stock options were determined to be dilutive but minority interest was determined to be anti-dilutive to the April 6, 2001 diluted earnings per share calculation after adding back the after-tax impact of goodwill amortization.

The Company also adopted SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective December 29, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be adopted by the Company in the 2003 fiscal year. The Company has not yet completed their analysis of the effects that this new standard will have on the results of operations; although it does not expect the implementation of this standard to have a significant effect on the results of operations or financial condition.

NOTE 2.    MERGER AND SEVERANCE

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During 2001, the Company recorded an additional charge of $1.6 million including $0.8 million for the severance of employees in the wholesale segment, $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required and $0.3 million for the write-off of retail segment assets that have been abandoned. The 2001 charge was partially offset by the release of $1.2 million of remaining unused liability from the 2000 charge. The remaining severance is to be paid to senior management spread over a two-year period. The table below details merger and severance activity through April 5, 2002 (in millions).

	Severance	Facilities and Other	Total
Beginning balance December 28, 2001	$1.8	$1.7	$3.5
Payments	(0.7)	(0.3)	(1.0)

Balance at April 5, 2002	$1.1	$1.4	$2.5

NOTE 3.    LONG-TERM DEBT

At April 5, 2002, the Company had $25.9 million available under the $100.0 million revolving credit facility expiring in 2004. At April 5, 2002, the interest rate on the revolving credit facility was 4.4%. During the first quarter of 2002, the Company repaid $3.6 million of the revolving credit facility, $0.8 million of the term loans and $0.1 million of capital lease obligations.

The revolving and term loan credit facilities are generally guaranteed by all of the Company’s existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on the Company’s and the Company’s subsidiaries properties and assets. The credit agreement contains certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At April 5, 2002 the Company was in compliance with these covenants.

NOTE 4.    RELATED PARTY TRANSACTIONS

The Company has signed long-term agreements with APL Limited (the Company’s former parent) for the domestic transportation on the stacktrain network of APL Limited’s international freight for an annual management fee of $6.6 million and for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. In addition, the information technology services of APL Limited are currently being provided to the Company. The annual fee for these services is $10.0 million. In March 2001, the Company entered into a contract with a software developer/service provider to begin the conversion from APL Limited’s computer systems to a stand-alone capability. At April 5, 2002, $7.9 million of an expected $10.0 million has been paid on the contract and capitalized in property and equipment. The project is expected to be completed by the end of 2003.

During the first quarter of 2001, the Company repaid the remaining $37,582 in notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

NOTE 5.    STOCK OPTION PLANS

During the first quarter of 2002, a former member of management exercised 1,333 options to purchase Pacer International, Inc. common stock at an average purchase price of $10.00 per share. The proceeds were used for general corporate purposes. The Company

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

granted 140,400 options during the first quarter of 2002 to management personnel to purchase Pacer International, Inc. common stock at $30.00 per share, and 125,667 options to purchase common stock were forfeited during the quarter due to employee resignations.

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

NOTE 6.    COMMITMENTS AND CONTINGENCIES

The Company is party to various legal proceedings, claims and assessments, including environmental, arising in the normal course of its business activities. However, management believes none of these items will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers’ earnings. The defendants entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgement of $250,000 and a maximum judgement of $1.75 million. On August 11, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The only adverse ruling was a Court finding that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, Interstate’s retention on its liability policy was $250,000. The court has ordered that restitution of $488,978 be paid for this omission. The court entered judgment on the August 11, 2000 decision on January 23, 2002. Plaintiffs’ counsel has appealed the entire ruling and the Company is appealing the restitution issue. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

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

International revenues generated by the Company’s retail segment for the first quarter of 2002 were $21.5 million in Europe and $1.3 million in Canada. The Company’s wholesale segment generated $12.5 million in revenues for the first quarter of 2002 from Mexico.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

International revenues generated by the Company’s retail segment for the first quarter of 2001 were $30.5 million in Europe and $2.9 million in Canada. The Company’s wholesale segment generated $12.2 million in revenues for the first quarter of 2001 from Mexico.

For the three month periods ended April 5, 2002 and April 6, 2001, the Company had no customers that contributed more than 10% of the Company’s total gross revenues.

The following table presents reportable segment information for the three months ended April 5, 2002 and April 6, 2001 (in millions).

	Wholesale	Retail	Other	Consolidated
3 Months ended April 5, 2002
Gross revenues	$204.7	$204.9	$(27.2)	$382.4
Net revenues	52.7	30.5		83.2
Income from operations	11.4	4.3		15.7
Interest expense, net	6.2	3.6		9.8
Tax expense	1.9	0.3		2.2
Net income (loss)	3.3	0.4		3.7
Depreciation	1.3	1.3		2.6
Capital expenditures	0.9	0.5		1.4
Total assets	444.1	238.6	(68.5)	614.2
3 Months ended April 6, 2001
Gross revenues	$205.6	$254.2	$(19.5)	$440.3
Net revenues	44.5	36.4		80.9
Income from operations	6.9	4.5		11.4
Interest expense, net	6.1	5.2		11.3
Tax expense	0.4	(0.4)		—
Net income (loss)	0.4	(0.3)	(0.5)	(0.4)
Depreciation and amortization	1.5	3.1		4.6
Capital expenditures	0.1	1.2		1.3
Total assets	450.9	267.1	(71.0)	647.0

Data in the “Other” column includes elimination of intercompany balances and subsidiary investment.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8.    EARNINGS PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Quarter Ended April 5, 2002	Quarter Ended April 6, 2001
Numerator:
Net income (loss)– basic	$3.7	$(0.4)
Minority interest	—	— (1)

Numerator for earnings per share-diluted	$3.7	$(0.4)

Denominator:
Denominator for earnings per share—basic— Common shares outstanding	11,544,816	11,370,799
Effect of dilutive securities:
Stock options	407,466	— (1)
Exchangeable preferred stock of subsidiary	2,234,844	— (1)

Denominator for earnings per share—diluted	14,187,126	11,370,799

Earnings (loss) per share—basic	$0.32	$(0.04)

Earnings (loss) per share—diluted	$0.26	$(0.04)

(1)	Diluted earnings per share for the first quarter of 2001 excludes the effects of stock options and minority interest as they were determined to be anti-dilutive.

NOTE 9.    HEDGING ACTIVITIES

On December 30, 2000, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS 133.”). SFAS 133 established accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting as the Company had no derivative instruments outstanding.

The Company records the fair value of interest rate swap agreements designated as hedging instruments as a derivative asset or liability. Changes in the fair value of the interest rate swap agreements are reported as unrealized gains or losses in stockholders’ equity as a component of accumulated other comprehensive income (loss). If a derivative instrument is designated as a hedge but the derivative instrument is not fully effective in hedging the designated risk, the ineffective portion of the gain or loss is reported in interest expense immediately.

The Company entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million which matures on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on the Company’s debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company receives variable interest rate payments based on LIBOR and makes fixed interest rate payments.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Interest expense for the three months ended April 5, 2002 includes no net gains or losses representing cash flow hedge ineffectiveness, since the critical terms of the Company’s swap agreements and debt obligations are matched. The Company recognizes additional interest expense resulting from amortization of amounts deferred to other comprehensive income (loss).

NOTE 10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In conjunction with the Company’s recapitalization and acquisition of Pacer Logistics on May 28, 1999 the Company issued $150.0 million of 11.75% senior subordinated notes due June 1, 2007 and entered into a credit agreement that provided for a seven-year $135.0 million term loan due May 28, 2006 and a five-year $100.0 million revolving credit facility due May 28, 2004. In addition, on December 22, 2000, the Company entered into an amendment to the credit agreement that provided for an additional term loan in the amount of $40.0 million that was borrowed to finance the acquisition of Rail Van. The notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by each of the Company’s subsidiaries. The term loans and letters of credit under the credit agreement are guaranteed by all of the existing and future direct and indirect wholly-owned subsidiaries. The Company’s obligations and the obligations of such subsidiaries are collateralized by a first priority perfected lien on substantially all of the Company’s properties and assets and all of the properties and assets of such subsidiaries, whether such properties and assets are now owned or subsequently acquired, subject to exceptions.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed Consolidating Statements of Operations

Fiscal Quarter Ended April 5, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$204.7	$204.9	$(27.2)	$382.4
Cost of purchased transportation and services	152.0	174.4	(27.2)	299.2

Net revenues	52.7	30.5	—	83.2
Operating expenses	41.3	26.2	—	67.5

Income (loss) from operations	11.4	4.3	—	15.7
Interest expense	6.2	3.6	—	9.8
Equity in net earnings (losses) of subsidiary	0.4	—	(0.4)	—

Income before income taxes and minority interest	5.6	0.7	(0.4)	5.9
Income taxes (benefit)	1.9	0.3	—	2.2
Minority interest	—	—	—	—

Net income (loss)	$3.7	$0.4	$(0.4)	$3.7

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fiscal Quarter Ended April 6, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$205.6	$254.2	$(19.5)	$440.3
Cost of purchased transportation and services	161.1	217.8	(19.5)	359.4

Net revenues	44.5	36.4	—	80.9
Operating expenses	37.6	31.9	—	69.5

Income (loss) from operations	6.9	4.5	—	11.4
Interest expense	6.1	5.2	—	11.3
Equity in net earnings (losses) of subsidiary	(0.8)	—	0.8	—

Income before income taxes and minority Interest	—	(0.7)	0.8	0.1
Income taxes (benefit)	0.4	(0.4)	—	—
Minority interest	—	0.5	—	0.5

Net income (loss)	$(0.4)	$(0.8)	$0.8	$(0.4)

Condensed Consolidating Balance Sheets

April 5, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
ASSETS
Current assets	$72.2	$143.2	$(7.9)	$207.5
Property and equipment, net	44.8	13.4	—	58.2
Investment in subsidiaries	239.5	—	(239.5)	—
Goodwill, net	23.3	258.2	—	281.5
Deferred income taxes	55.1	1.6	—	56.7
Other assets	9.7	0.6	—	10.3

Total assets	$444.6	$417.0	$(247.4)	$614.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$185.5	$8.8	$(7.4)	$186.9
Long-term debt	250.4	141.0	—	391.4
Other liabilities	1.6	1.5	—	3.1
Minority interest—exchangeable preferred stock of a subsidiary	—	25.7	—	25.7
Total stockholders’ equity (deficit)	7.1	240.0	(240.0)	7.1

Total liabilities and stockholders’ equity	$444.6	$417.0	$(247.4)	$614.2

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

December 28, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
ASSETS
Current assets	$66.5	$162.9	$(4.2)	$225.2
Property and equipment, net	45.1	14.2	—	59.3
Investment in subsidiaries	239.5	—	(239.5)	—
Goodwill, net	23.3	258.2	—	281.5
Deferred income taxes	56.8	0.7	—	57.5
Other assets	8.5	0.9	—	9.4

Total assets	$439.7	$436.9	$(243.7)	$632.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$184.3	$25.0	$(4.2)	$205.1
Long-term debt	250.8	145.1	—	395.9
Other liabilities	1.6	1.6	—	3.2
Minority interest—exchangeable preferred stock of a subsidiary	—	25.7	—	25.7
Total stockholders’ equity (deficit)	3.0	239.5	(239.5)	3.0

Total liabilities and stockholders’ equity	$439.7	$436.9	$(243.7)	$632.9

Condensed Consolidating Statements of Cash Flows

Fiscal Quarter Ended April 5, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash provided by operating activities	$(5.1)	$10.3	$—	$5.2
Investing activities:
Capital expenditures	(0.9)	(0.5)	—	(1.4)

Net cash used in investing activities	(0.9)	(0.5)	—	(1.4)
Financing activities:
Checks drawn in excess of cash balances	10.4	(9.7)	—	0.7
Debt, revolving credit facility and capital
Lease obligation repayment	(4.4)	(0.1)	—	(4.5)

Net cash (used in) provided by financing activities	6.0	(9.8)	—	(3.8)
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Quarter Ended April 6, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash provided by operating activities	$5.2	$4.4	$—	$9.6
Investing activities:
Capital expenditures	(0.1)	(1.2)	—	(1.3)
Proceeds from sales of property and equipment	0.1	—	—	0.1

Net cash used in investing activities	—	(1.2)	—	(1.2)
Financing activities:
Checks drawn in excess of cash balances	(1.2)	(3.2)	—	(4.4)
Proceeds from issuance of common stock	0.1	—	—	0.1
Proceeds from issuance of preferred stock .	0.2	—	—	0.2
Repurchase of preferred stock	(0.2)	—	—	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	(4.1)	—	—	(4.1)

Net cash (used in) provided by financing activities	(5.2)	(3.2)	—	(8.4)
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward looking statements that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Industry trends;

•	Increases in our leverage;

•	Changes in our business strategy, development plans or cost savings plans;

•	Our ability to integrate acquired businesses;

•	The loss of one or more of our major customers;

•	Competition;

•	Availability of qualified personnel;

•	Changes in, or the failure to comply with, government regulation; and

•	The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Results of Operations

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including a discussion of our Critical Accounting Policies, and the footnotes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 28, 2001, which was previously filed with the Securities and Exchange Commission.

Three Months Ended April 5, 2002 Compared to Three Months Ended April 6, 2001

The following table sets forth our historical financial data for the three months ended April 5, 2002 and April 6, 2001 (in millions).

Financial Data Comparison by Reportable Segment
Three Months Ended April 5, 2002 and April 6, 2001

	2002	2001	Change	% Change
Gross revenues
Wholesale	$204.7	$205.6	$(0.9)	-0.4%
Retail	204.9	254.2	(49.3)	-19.4
Inter-segment elimination	(27.2)	(19.5)	(7.7)	39.5

Total	382.4	440.3	(57.9)	-13.2
Cost of purchased transportation and services
Wholesale	152.0	161.1	(9.1)	-5.6
Retail	174.4	217.8	(43.4)	-19.9
Inter-segment elimination	(27.2)	(19.5)	(7.7)	39.5

Total	299.2	359.4	(60.2)	-16.8
Net revenues
Wholesale	52.7	44.5	8.2	18.4
Retail	30.5	36.4	(5.9)	-16.2

Total	83.2	80.9	2.3	2.8
Direct operating expenses
Wholesale	27.8	25.0	2.8	11.2
Retail	—	—	—	—

Total	27.8	25.0	2.8	11.2
Selling, general & administrative expenses
Wholesale	12.2	11.1	1.1	9.9
Retail	24.9	28.8	(3.9)	-13.5

Total	37.1	39.9	(2.8)	-7.0
Depreciation and amortization
Wholesale	1.3	1.5	(0.2)	-13.3
Retail	1.3	3.1	(1.8)	-58.1

Total	2.6	4.6	(2.0)	-43.5
Income from operations
Wholesale	11.4	6.9	4.5	65.2
Retail	4.3	4.5	(0.2)	-4.4

Total	15.7	11.4	4.3	37.7
Interest expense, net	9.8	11.3	(1.5)	-13.3
Income tax expense	2.2	—	2.2	—
Minority interest	—	0.5	(0.5)	-100.0
Net income	$3.7	$(0.4)	$4.1	—

Overview.    Our results for the first quarter of 2002 were negatively impacted by issues from 2001 including the general economic downturn, and particularly a cyclical slowdown in the automotive sector. As a result, our truck brokerage, freight handling and international freight forwarding operations experienced reduced shipments from major retailers and other customers including Kraft, Ford, Bridgestone and the United States Department of Agriculture (“USDA”). Our wholesale operations were also affected by reduced automotive shipments as discussed below. In addition, auto plants were shut down over the Easter holiday, which occurred in our first fiscal quarter this year compared to occurring in our second fiscal quarter last year. Despite these factors which impacted gross revenues, we were able to increase net revenue, income from operations, net income and earnings per share for the 2002 quarter compared to the 2001 quarter.

Gross Revenues.    Gross revenues decreased $57.9 million, or 13.2%, for the three months ended April 5, 2002 compared to the three months ended April 6, 2001. However, as discussed below, net revenue increased 2.8% for the 2002 quarter compared to the 2001 quarter. Gross revenues in our retail segment decreased $49.3 million reflecting reductions primarily in the truck brokerage and freight handling operations associated with the cyclical slowdown in the automotive sector and less freight forwarding business for the USDA noted above. Wholesale segment gross revenues decreased $0.9 million reflecting a decrease in wholesale automotive and wholesale international operations offset in part by an increase in wholesale third-party domestic operations. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. The wholesale automotive operations decrease in freight revenues reflected the cyclical slowdown in the automotive sector as well as the Easter holiday shutdown occurring in our first quarter this year compared to occurring in our second quarter last year. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low margin business of an international shipping customer in the fourth quarter of 2001. In addition, we saw an increase in ancillary revenues of $4.8 million from railcar rental and container per diem revenue associated with the increase in equipment under lease in the 2002 quarter partially offset by slightly lower repositioning revenue.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased revenues by $7.7 million, or 39.5%, in the 2002 quarter compared to the 2001 quarter. Cross-selling activities within the retail segment increased revenues by $1.3 million, or 48.7%, in the 2002 quarter compared to the 2001 quarter.

Net Revenues.    Net revenues increased $2.3 million, or 2.8%, for the 2002 quarter compared to the 2001 quarter. The retail segment’s net revenues decreased $5.9 million primarily due to the economic downturn discussed above. The retail segment gross margin increased to 14.9% during the 2002 quarter compared to 14.3% during the 2001 quarter due primarily to yield management initiatives and changes in business mix. The wholesale segment’s net revenues increased $8.2 million in the 2002 quarter compared to the 2001 quarter primarily due to strength in wholesale third-party domestic operations and ancillary revenues described above, as well as improved yield management. Equipment repositioning costs were less in the 2002 quarter as a result of the increase in domestic traffic volume, especially the northbound general freight traffic out of Mexico which began to increase in the fourth quarter of 2001. The wholesale segment gross margin increased to 25.7% in the 2002 quarter from 21.6% in the 2001 quarter primarily due to business mix changes and increases in higher margin ancillary services discussed above. The gross margin on freight transportation remained unchanged between periods reflecting the elimination of the fuel surcharge in December 2001 offset by the loss of the low margin international shipping customer. A fuel surcharge on domestic traffic is being re-implemented in April 2002 to defray rail fuel cost increases.

Direct Operating Expenses.    Direct operating expenses, which are only incurred by the wholesale segment, increased $2.8 million, or 11.2%, in the 2002 quarter compared to the 2001 quarter due to increased railcar lease and maintenance expenses as a result of the expansion of the fleet of railcars during the latter part of 2001 partially offset by reduced container and chassis lease expenses as a result of the downsizing of the container and chassis fleet during 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $2.8 million, or 7.0%, in the 2002 quarter compared to the 2001 quarter primarily as the result of reduced headcount in the 2002 quarter. The retail segment employed approximately 155 less persons during the 2002 quarter primarily as a result of our fiscal year 2001 consolidation and integration activities. The savings associated with the retail segment reduced headcount were partially offset by an increase in our wholesale segment employment reflecting infrastructure needs of our wholesale division. In addition, during March 2001, we terminated the container and chassis maintenance management contract and brought that function in-house, which while increasing administrative labor costs, reduced repair and maintenance costs and provided for more control of the maintenance function.

Depreciation and amortization.    Depreciation and amortization expenses decreased $2.0 million, or 43.5%, for the 2002 quarter compared to the 2001 quarter as a result of adopting SFAS 142 on December 29, 2001 and ceasing the amortization of goodwill during 2002. Depreciation expense was $2.6 million in each of the 2002 and 2001 quarters and goodwill amortization expense was $0 and $2.0 million for the 2002 quarter and 2001 quarter, respectively.

Income From Operations.    Income from operations increased $4.3 million, or 37.7%, from $11.4 million in the 2001 quarter to $15.7 million in the 2002 quarter. The increase in operating profit is a result of the increase in net revenues and margins described above. The wholesale segment accounted for substantially all of the increase due primarily to the strength in wholesale third-party domestic operations and ancillary services, partially offset by increased labor costs associated with the infrastructure needs of the wholesale division. Retail segment income from operations was essentially flat reflecting the economic downturn discussed above partially offset by the elimination of goodwill amortization expense and savings associated with reduced headcount related to our year 2001 consolidation and integration activities.

Interest Expense.    Interest expense decreased by $1.5 million, or 13.3%, for the 2002 quarter compared to the 2001 quarter due to lower interest rates in 2002.

Income Tax Expense.    Income tax expense increased $2.2 million in the 2002 quarter compared to the 2001 quarter due to higher pre-tax income in the 2002 quarter.

Minority Interest Expense.    Minority interest expense, which represents 7.5% paid-in-kind dividends on the Series B exchangeable preferred stock of Pacer Logistics, decreased $0.5 million because the dividends ceased to accrue as of May 28, 2001. As a result, we have not recognized any minority interest expense since that date.

Net Income.    Net income increased $4.1 million from a loss of $0.4 million in the 2001 quarter to an income of $3.7 million in the 2002 quarter due to the increased income from operations discussed above, coupled with reduced interest expense due to lower interest rates in the 2002 quarter and reduced minority interest charges. Partially offsetting this increase was increased income tax expense associated with higher pre-tax income in the 2002 quarter.

Liquidity and Capital Resources

Cash generated by operating activities was $5.2 million and $9.6 million for the 2002 quarter and 2001 quarter, respectively. The decrease in cash provided by operating activities was due to a reduction in accounts payable partially offset by lower accounts receivable and improved income from operations. The lower accounts receivable resulted from improved collection efforts and the lower accounts payable resulted from improved payables processing, both associated with the consolidation of our retail segment operations in Ohio. Decreased revenue and expense levels during the 2002 quarter resulting from the economic downturn also contributed to the lower levels of receivables and payables. In addition, we made merger and severance payments of $1.0 million and $0.7 million during the 2002 quarter and 2001 quarter, respectively. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and for acquisitions. We had working capital of $20.6 million at April 5, 2002 compared to $13.1 million at April 6, 2001. The increase in working capital is primarily due to the decrease in payables during 2002 as discussed above.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments consisting of long-term debt, capital lease and operating lease requirements as of December 28, 2001 updated to reflect payments made during the 2002 quarter.

Debt and Lease Obligation Payment Requirements
($ in millions)

	Total	Remaining in 2002	Fiscal Year 2003	Fiscal Year 2004	Fiscal Years 2005—2006	Thereafter
Long-term debt	$393.1	$0.9	$6.8	$68.9	$166.5	$150.0
Operating leases (1)	365.1	44.1	48.9	44.0	69.9	158.2
Capital leases	0.3	0.2	0.1	—	—	—

Total	$758.5	$45.2	$55.8	$112.9	$236.4	$308.2

(1)	These amounts represent the aggregate operating lease expense that will be reflected in our statement of operations during these periods to the extent these operating leases remain outstanding.

Our total long-term debt was incurred to finance our recapitalization, the acquisition of Pacer Logistics in 1999 and the acquisitions of Conex, GTS, RFI and Rail Van during the year 2000. There were no acquisitions in 2001. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. We do not anticipate additional equipment leases during 2002 and have downsized our container and chassis fleet. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues which were $17.4 million in the first quarter of 2002, $12.6 million in the first quarter of 2001 and $52.5 million in the full year 2001.

After the anticipated repayment of borrowings under our revolving credit facility from the proceeds of our proposed IPO discussed below, based upon the current level of operations including the integration of the 2000 acquisitions and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our largest customer generated $33.4 million, or 8.7%, of our gross revenues during the 2002 quarter and $128.1 million, or 7.7%, of our gross revenues in the year 2001. Loss of this customer, or others, could have an adverse impact on our results of operations and operating cash flows. In addition, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our results of operations and operating cash flows could be adversely impacted.

Cash flows used in investing activities were $1.4 million and $1.2 million for the 2002 quarter and 2001 quarter, respectively. The use of cash during both the 2002 and 2001 quarters was for capital expenditures primarily for the expansion of our retail segment computer system to handle all of our retail operations requirements and for the conversion from APL Limited’s computer systems to a stand-alone capability for our wholesale segment.

Cash flows used in financing activities were $3.8 million and $8.4 million for the 2002 quarter and 2001 quarter, respectively. The use of cash during the 2002 quarter was for debt repayment, including $3.6 million repaid on the revolving credit facility, $0.8 million repaid on the $175.0 million term loans and $0.1 million repaid on capital lease obligations. During the 2001 quarter, $3.8 million was repaid on the revolving credit facility and $0.3 million was repaid on the $175.0 million term loans.

We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which mature on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we receive variable interest rate payments based on LIBOR and make fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the 2002 quarter was approximately 1.9%.

The revolving and term loan credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries properties and assets. At April 5, 2002, we had $25.9 million available under the revolving credit facility, subject to borrowing base requirements. The credit agreement contains certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At April 5, 2002 the Company was in compliance with these covenants.

The wholesale segment took delivery of 250 new 53-foot chassis financed through an operating lease and returned 47 48-foot and 121 53-foot chassis and 479 48-foot containers during the 2002 quarter.

In May 2002, the Company filed an amendment to its registration statement with the SEC with respect to an initial public offering of our common stock. Proceeds from the IPO are expected to be used to repay indebtedness under our credit facility. The Company currently expects that the IPO will be completed in the second or third quarter of 2002.

Other Matters

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS 143 in the 2003 fiscal year. We have not yet completed our analysis of the effects that this new standard will have on the results of operations; although we do not expect the implementation of this standard to have a significant effect on the results of operations or financial condition.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

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

Effective April 11, 2001, we entered into two interest rate swap agreements totaling a notional amount of $100.0 million, to manage fluctuations in cash flows resulting from interest rate risk. As of April 5, 2002, a liability of $1.3 million is included in accounts payable and accrued liabilities and offset in other accumulated comprehensive income (loss) which represents the fair market value of the swaps. The swaps terminate on October 11, 2002. Based upon the average variable interest rate debt outstanding during 2002 quarter, a 1% change in our variable interest rates would effect our pre-tax earnings by approximately $2.4 million on an annual basis including the effects of the interest rate swap entered into on April 11, 2001.

As our foreign business expands, we will be subjected to greater foreign currency risk.

PART II—OTHER INFORMATION

Item 1.      Legal Proceedings

See Note 6 to the Notes to Condensed Consolidated Financial Statements.

Item 2.      Changes In Securities and Use of Proceeds

During the first quarter of 2002, a former member of the Company’s management exercised options to purchase 1,333 shares of the Company’s common stock at an average purchase price of $10.00 per share.

During the first quarter of 2001, certain members of the Company’s senior management exercised options to purchase 182,874 shares of the Company’s common stock at an average purchase price of $0.22 per share.

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

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	During the three months ended April 5, 2002, no reports on Form 8-K were filed by the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: May 15, 2002	By:	/s/ L.C. YARBERRY
Vice President—Finance (Principal Financial Officer)