Form 10-Q
period 2002-06-28
PACER INTERNATIONAL INC/TN
filed 2002-08-09
CIK 1091735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 28, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to

Commission file number 000-49828

PACER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of organization)	62-0935669 (I.R.S. employer identification no.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common stock, $.01 par value per share	36,811,848 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q
FISCAL QUARTER ENDED JUNE 28, 2002

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28, 2002	December 28, 2001
	(In millions)
ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $6.6 million and $7.0 million, respectively	198.9	204.6
Accounts receivable from APL	6.6	6.6
Prepaid expenses and other	9.4	8.4
Deferred income taxes	2.0	5.6

Total current assets	216.9	225.2

Property and equipment
Property and equipment at cost	91.1	87.1
Accumulated depreciation	(32.4)	(27.8)

Property and equipment, net	58.7	59.3

Other assets
Goodwill, net	281.5	281.5
Deferred income taxes	54.9	57.5
Other assets	8.8	9.4

Total other assets	345.2	348.4

Total assets	$620.8	$632.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$1.3	$2.0
Accounts payable and accrued liabilities	183.5	203.1

Total current liabilities	184.8	205.1

Long-term liabilities
Long-term debt and capital leases	268.5	395.9
Other	3.3	3.2

Total long-term liabilities	271.8	399.1

Total liabilities	456.6	604.2

Minority interest—exchangeable preferred stock of a subsidiary	—	25.7

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 36,811,848 and 23,089,494 issued and outstanding at June 28, 2002 and December 28, 2001, respectively	0.4	0.2
Additional paid-in-capital	269.9	118.5
Unearned compensation	(0.2)	(0.3)
Accumulated deficit	(105.5)	(114.3)
Accumulated other comprehensive loss	(0.4)	(1.1)

Total stockholders’ equity	164.2	3.0

Total liabilities and stockholders’ equity	$620.8	$632.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
	(in millions, except share and per share amounts)
Gross revenues (includes related party revenues of $22.2 million, $22.5 million, $48.7 million and $52.7 million, respectively)	$401.1	$431.5	$783.5	$871.8
Cost of purchased transportation and services	316.7	350.7	615.9	710.1

Net revenues	84.4	80.8	167.6	161.7

Operating expenses:
Direct operating expenses	25.5	24.0	53.3	49.0
Selling, general and administrative expenses (includes related party expenses of $3.7 million, $4.2 million, $7.6 million and $7.9 million, respectively)	38.7	38.2	75.8	78.1
Depreciation and amortization	2.4	4.4	5.0	9.0

Total operating expenses	66.6	66.6	134.1	136.1

Income from operations	17.8	14.2	33.5	25.6

Interest expense, net	9.1	9.4	18.9	20.7

Income before income taxes and minority interest	8.7	4.8	14.6	4.9

Income taxes	3.6	2.1	5.8	2.1
Minority interest	—	0.3	—	0.8

Net income	$5.1	$2.4	$8.8	$2.0

Earnings per share (Note 10):
Basic:
Earnings per share	$0.20	$0.10	$0.36	$0.09

Weighted average shares outstanding	25,705,434	23,089,204	24,303,595	22,902,914

Diluted:
Earnings per share	$0.17	$0.09	$0.30	$0.08

Weighted average shares outstanding	30,262,628	28,472,694	29,245,481	23,816,716

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended June 28, 2002
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Unearned Comp- ensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 28, 2001	23,089,494	$0.2	$118.5	$(0.3)	$(114.3)	$(1.1)	$3.0

Net Income	—	—	—	—	8.8	—	8.8
Other Comprehensive Income	—	—	—	—	—	0.7	0.7

Total Comprehensive Income	—	—	—	—	8.8	0.7	9.5
Amort.—Unearned Compensation	—	—	—	0.1	—	—	0.1
Issuance of Common Stock (Note 2 )	9,250,000	0.1	125.8	—	—	—	125.9
Exchange of Pacer Logistics exchangeable preferred stock for common stock (Note 2)	4,469,688	0.1	25.6	—	—	—	25.7
Exercise of Common Stock Options	2,666	—	—	—	—	—	—

Balance June 28, 2002	36,811,848	$0.4	$269.9	$(0.2)	$(105.5)	$(0.4)	$164.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2002	June 29, 2001
	(in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$8.8	$2.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.0	9.0
Deferred income taxes	6.2	2.7
Minority interest	—	0.8
Gain on sale of property and equipment	(0.5)	(0.1)
Changes in current assets and liabilities:
Trade and other receivables	5.7	(3.2)
Prepaid expenses and other current assets	(0.9)	0.3
Accounts payable and accrued liabilities	(31.9)	(11.9)
Other	1.4	(0.6)

Net cash used in operating activities	(6.2)	(1.0)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4.5)	(8.2)
Proceeds from sales of property and equipment	0.5	0.2

Net cash used in investing activities	(4.0)	(8.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances	12.4	9.0
Proceeds from issuance of common stock	125.9	0.1
Proceeds from issuance of preferred stock	—	0.2
Repurchase of preferred stock	—	(0.2)
Debt, revolving credit facility and capital lease obligation
repayment	(128.1)	(0.1)

Net cash provided by financing activities	10.2	9.0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS—END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements as of June 28, 2002 and for the three and six months ended June 28, 2002 and June 29, 2001 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 28, 2001 and unaudited financial statements for the three months ended April 5, 2002 included in the Company’s prospectus dated June 12, 2002 related to the Company’s initial public offering.

All references in the condensed consolidated financial statements to number of shares outstanding, price per share and per share amounts have been retroactively restated for all periods presented to reflect a 2 for 1 common stock split effective June 7, 2002.

Principles of Consolidation

The consolidated financial statements as of June 28, 2002 and for the three and six months ended June 28, 2002 and June 29, 2001 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Derivative Instrument Fair Value, Net of Amortization	Total Other Comprehensive Income (Loss)
Balance at December 28, 2001	$(1.1)	$(1.1)
Activity during 2002 (net of $0.4 million tax)	0.7	0.7

Balance at June 28, 2002	$(0.4)	$(0.4)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Management estimates that the $150.0 million principal amount of Senior Subordinated Notes are valued at $150.8 million and $120.0 million as of June 28, 2002 and December 28, 2001, respectively, based on quoted market prices. The carrying value of long term debt, other than the Senior Subordinated Notes, approximates fair value due to the floating nature of the interest rates.

Adoption of Statements of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. The Company adopted SFAS 142 on December 29, 2001 and ceased to amortize goodwill on that date. The carrying amount of goodwill at June 28, 2002 and December 28, 2001 assigned to the wholesale segment was $23.3 million, and the carrying amount of goodwill at June 28, 2002 and December 28, 2001 assigned to the retail segment was $258.2 million.

As part of the adoption of SFAS 142, the Company completed a goodwill impairment test during the first quarter of fiscal year 2002, and concluded that no adjustment to the balance of goodwill at the date of adoption was required. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, the Company’s estimated fiscal year 2002 effective tax rate has been adjusted to approximately 39.7%.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the goodwill amortization, net of related income tax is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
	(in millions, except per share amounts)
Net income:
Net income as reported	$5.1	$2.4	$8.8	$2.0
Add: goodwill amortization, net of tax	—	1.0	—	2.1

Adjusted net income	$5.1	$3.4	$8.8	$4.1

Basic earnings per share:
Net income as reported	$0.20	$0.10	$0.36	$0.09
Effect of goodwill amortization	—	0.04	—	0.09

Adjusted net income	$0.20	$0.14	$0.36	$0.18

Diluted earnings per share: (a)
Net income as reported	$0.17	$0.09	$0.30	$0.08
Effect of goodwill amortization	—	0.03	—	0.09

Adjusted net income	$0.17	$0.12	$0.30	$0.17

(a)	Stock options were determined to be dilutive but minority interest was determined to be anti-dilutive to the six months ended June 29, 2001 diluted earnings per share calculation.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be adopted by the Company in the 2003 fiscal year. While the Company has not yet completed its analysis of the effects that this new standard may have on its results of operations, it does not expect the implementation of this standard to have a significant effect on its results of operations or financial condition.

The Financial Accounting Standards Board issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Statement also requires that sale-leaseback accounting be used for transactions that are similar in form and substance to sale-leaseback transactions. The Company does not expect implementation of this standard to have a significant effect on its results of operations or financial condition.

NOTE 2.    INITIAL PUBLIC OFFERING

On June 18, 2002, the Company completed an initial public offering (“IPO”) of 14,000,000 shares of common stock at $15.00 per share, including 4,750,000 shares by selling stockholders. Total proceeds on the 9,250,000 shares sold by the Company were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million of underwriting discounts, commissions and related expenses. The Company repaid $63.5 million of outstanding term loans and $62.4 million of the revolving credit facility with the proceeds of the offering. In connection with the term loan repayment, the Company expensed to interest expense $0.8 million of deferred loan fees.

In addition, a 2,100,000 share over-allotment option was exercised by the underwriters with all proceeds to the selling stockholders.

In June 2002, prior to the consummation of the offering, the Company issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics exchangeable preferred stock.

NOTE 3.    MERGER AND SEVERANCE

In December 2000, the Company recorded a charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van. The charge included $5.0 million for the severance of 99 employees from the Chicago, Memphis, Los Angeles and Walnut Creek offices and the termination of agency agreements. An additional $2.0 million was included to cover lease costs for facilities no longer required primarily in Walnut Creek and Memphis. The remaining $0.7 million of this charge was for the write-off of computer software under development.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In September 2001, the Company recorded an additional charge of $1.6 million including $0.8 million for the severance of employees in the wholesale segment, $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required and $0.3 million for the write-off of retail segment assets that have been abandoned. The 2001 charge was partially offset by the release of $1.2 million of remaining unused liability from the 2000 charge in the fourth quarter of 2001. The remaining severance is to be paid to senior management spread over a two-year period. The table below details merger and severance activity through June 28, 2002 (in millions).

	Severance	Facilities and Other	Total
Beginning balance December 28, 2001	$1.8	$1.7	$3.5
Payments	(1.1)	(0.6)	(1.7)

Balance at June 28, 2002	$0.7	$1.1	$1.8

NOTE 4.    LONG-TERM DEBT

At June 28, 2002, the Company had $85.0 million available under the $100.0 million revolving credit facility expiring in 2004, subject to borrowing base requirements. At June 28, 2002, the interest rates on the revolving credit facility and term loan were 4.4% and 4.9%, respectively. During the first two quarters of 2002, the Company repaid $63.3 million of the revolving credit facility, $64.7 million of the term loans and $0.1 million of capital lease obligations. The repayment of the revolving credit facility and term loans were funded by the Company’s initial public offering and operating cash flows. See note 2 for a discussion of the initial public offering.

The revolving and term loan credit facilities are generally guaranteed by all of the Company’s existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on the Company’s and the Company’s subsidiaries’ properties and assets. The credit agreement contains certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At June 28, 2002, the Company was in compliance with these covenants.

NOTE 5.    RELATED PARTY TRANSACTIONS

The Company has signed long-term agreements with APL Limited (the Company’s former parent) for the domestic transportation on the stacktrain network of APL Limited’s international freight for an annual management fee of $6.6 million and for administrative services such as office space and associated office services and payable processing on a per transaction basis. In addition, the information technology services of APL Limited are currently being provided to the Company. The annual fee for these services is $10.0 million. In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At June 28, 2002, an aggregate of $9.0 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment. This amount includes $6.9 million paid to a third party developer under a $10 million fixed-price development contract. The Company is currently negotiating proposed contract modifications requested by the developer that, if accepted and agreed to, would extend the completion of this development work through the end of 2004 at an increased cost to the Company. There is no assurance that the Company and the developer will reach an agreement on these modifications or that the enhancements will be completed as originally contemplated; however, the Company will proceed with other aspects of the conversion project and will continue to avail itself of the services and support under its existing long-term agreement with APL Limited until such time as the proposed stand-alone systems or other replacement systems are completed and implemented.

NOTE 6.    MINORITY INTEREST

Pursuant to the Company’s recapitalization and acquisition of Pacer Logistics, 24,300 of Pacer Logistics’ one million authorized shares of preferred stock were issued to certain management shareholders of Pacer Logistics as 7.5% exchangeable preferred stock on May 28, 1999. The remainder were reserved for issuance by Pacer Logistics as payment-in-kind

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

dividends of 7.5% annually. Dividends on the preferred stock ceased to accrue as of May 28, 2001. The preferred shares were convertible into 200 shares of Pacer International common stock for each preferred share and in conjunction with the Company’s initial public offering of common stock in June 2002, the Company issued 4,469,688 shares of common stock upon the exchange of all 22,348.44 outstanding shares of Pacer Logistics exchangeable preferred stock.

NOTE 7.    STOCK OPTION PLANS

On June 13, 2002, the 2002 Stock Option Plan became effective and serves as the successor to the Company’s 1999 Stock Option Plan. The Company initially reserved 500,000 shares of common stock for issuance under the 2002 plan, plus such additional number of shares of the Company’s common stock which remain available for future issuance under the 1999 Plan. In addition, any shares issued under the 1999 plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for grant and issuance under the 2002 plan. The 2002 plan terminates in ten years, unless it is terminated earlier by the Company’s board of directors.

During the second quarter of 2002 and prior to the initial public offering, the Company granted 135,000 options to management personnel to purchase Pacer International, Inc. common stock at $15.00 per share and 60,000 options to purchase common stock were forfeited during the quarter due to employee resignations.

During the first quarter of 2002, a former member of management exercised 2,666 options to purchase Pacer International, Inc. common stock at an average purchase price of $5.00 per share. The proceeds were used for general corporate purposes. The Company granted 280,800 options during the first quarter of 2002 to management personnel to purchase Pacer International, Inc. common stock at $15.00 per share, and 251,334 options to purchase common stock were forfeited during the quarter due to employee resignations.

During the second quarter of 2001, certain members of management exercised options to purchase 1,000 shares of Pacer International, Inc. common stock at an average purchase price of $5.00 per share. The proceeds were used for general corporate purposes. In addition, 34,000 options were forfeited due to employee resignations and 118,000 options were granted to management personnel to purchase Pacer International, Inc. common stock at $12.50 per share.

During the first quarter of 2001, certain members of senior management exercised 365,748 options to purchase Pacer International, Inc. common stock at an average purchase price of $0.11 per share. The proceeds were used for general corporate purposes and to repay notes payable to certain members of senior management including accrued interest. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999. The Company granted 160,000 options during the first quarter of 2001 to management personnel to purchase Pacer International, Inc. common stock at $12.50 per share. In addition, certain members of senior management exercised 27,498 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. The Company elected, at its discretion, to repurchase and retire the preferred stock that arose from the exercise of the options.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

The Company is party to various legal proceedings, claims and assessments arising in the normal course of its business activities. However, management believes none of these items will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

International revenues generated by the Company’s retail segment for the first six months of 2002 were $45.5 million in Europe and $5.6 million in Canada. The Company’s wholesale segment generated $25.0 million in revenues for the first six months of 2002 from Mexico.

International revenues generated by the Company’s retail segment for the first six months of 2001 were $60.0 million in Europe and $4.4 million in Canada. The Company’s wholesale segment generated $23.8 million in revenues for the first six months of 2001 from Mexico.

For the six month periods ended June 28, 2002 and June 29, 2001, the Company had no customers that contributed more than 10% of the Company’s total gross revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents reportable segment information for the three and six months ended June 28, 2002 and June 29, 2001 (in millions).

	Wholesale	Retail	Other	Consolidated
3 Months ended June 28, 2002
Gross revenues	$195.6	$229.4	$(23.9)	$401.1
Net revenues	51.1	33.3		84.4
Income from operations	11.9	5.9		17.8
Interest expense, net	5.3	3.8		9.1
Tax expense	2.7	0.9		3.6
Net income	3.9	1.2		5.1
Depreciation	1.1	1.3		2.4
Capital expenditures	2.1	1.0		3.1
Total assets	447.8	241.1	(68.1)	620.8
3 Months ended June 29, 2001
Gross revenues	$194.4	$257.0	$(19.9)	$431.5
Net revenues	43.2	37.6		80.8
Income from operations	8.0	6.2		14.2
Interest expense, net	4.8	4.6		9.4
Tax expense	1.4	0.7		2.1
Net income	1.8	0.9	(0.3)	2.4
Depreciation and amortization	1.3	3.1		4.4
Capital expenditures	4.2	2.7		6.9
Total assets	455.3	270.2	(68.1)	657.4
6 Months ended June 28, 2002
Gross revenues	$400.3	$434.3	$(51.1)	$783.5
Net revenues	103.8	63.8		167.6
Income from operations	23.3	10.2		33.5
Interest expense, net	11.5	7.4		18.9
Tax expense	4.6	1.2		5.8
Net income	7.2	1.6		8.8
Depreciation	2.4	2.6		5.0
Capital expenditures	3.0	1.5		4.5
Total assets	447.8	241.1	(68.1)	620.8
6 Months ended June 29, 2001
Gross revenues	$400.0	$511.2	$(39.4)	$871.8
Net revenues	87.7	74.0		161.7
Income from operations	14.9	10.7		25.6
Interest expense, net	10.9	9.8		20.7
Tax expense	1.7	0.4		2.1
Net income	2.3	0.5	(0.8)	2.0
Depreciation and amortization	2.8	6.2		9.0
Capital expenditures	4.3	3.9		8.2
Total assets	455.3	270.2	(68.1)	657.4

Data in the “Other” column includes elimination of intercompany balances and subsidiary investment.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10.    EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Numerator:
Net income—basic	$5.1	$2.4	$8.8	$2.0
Minority interest	—	0.3	—	—	1/

Numerator for earnings per share-diluted	$5.1	$2.7	$8.8	$2.0

Denominator:
Denominator for earnings per share-basic—Common shares outstanding	25,705,434	23,089,204	24,303,595	22,902,914
Effect of dilutive securities:
Stock options	938,876	913,802	867,308	913,802
Exchangeable preferred stock of subsidiary	3,618,318	4,469,688	4,074,578	—	1/

Denominator for earnings per share-diluted	30,262,628	28,472,694	29,245,481	23,816,716

Earnings per share-basic	$0.20	$0.10	$0.36	$0.09

Earnings per share-diluted	$0.17	$0.09	$0.30	$0.08

1/	Diluted earnings per share for the six month period ended June 29, 2001 excludes the effects of minority interest as they were determined to be anti-dilutive.

NOTE 11.    HEDGING ACTIVITIES

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

The Company entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million which mature on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on the Company’s debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company receives variable interest rate payments based on LIBOR and make fixed interest rate payments at 4.43%. The average interest rate for amounts received during the first six months of 2002 was approximately 1.9%.

Interest expense for the three and six months ended June 28, 2002 includes no net gains or losses representing cash flow hedge ineffectiveness, since the critical terms of the Company’s swap agreements and debt obligations are matched. The Company recognizes additional interest expense resulting from amortization of amounts deferred to other comprehensive income (loss).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 12.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In conjunction with the Company’s recapitalization and acquisition of Pacer Logistics on May 28, 1999, the Company issued $150.0 million of 11.75% senior subordinated notes due June 1, 2007 and entered into a credit agreement that provided for a seven-year $135.0 million term loan due May 28, 2006 and a five-year $100.0 million revolving credit facility due May 28, 2004. In addition, on December 22, 2000, the Company entered into an amendment to the credit agreement that provided for an additional term loan in the amount of $40.0 million that was borrowed to finance the acquisition of Rail Van. The outstanding principal amount of the $40.0 million term loan was repaid in June 2002 with proceeds from the Company’s initial public offering. The notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by each of the Company’s subsidiaries. The term and revolving loans and letters of credit under the credit agreement are guaranteed by all of the Company’s existing and future direct and indirect wholly-owned subsidiaries. The Company’s obligations and the obligations of such subsidiaries are collateralized by a first priority lien on substantially all of the Company’s properties and assets and all of the properties and assets of such subsidiaries, whether such properties and assets are now owned or subsequently acquired, subject to exceptions.

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

Condensed Consolidating Statements of Operations

Three Months Ended June 28, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$195.6	$229.4	$(23.9)	$401.1
Cost of purchased transportation and Services	144.5	196.1	(23.9)	316.7

Net revenues	51.1	33.3	—	84.4
Operating expenses	39.2	27.4	—	66.6

Income from operations	11.9	5.9	—	17.8
Interest expense	5.3	3.8	—	9.1
Equity in net earnings of subsidiary	1.2	—	(1.2)	—

Income before income taxes	7.8	2.1	(1.2)	8.7
Income taxes	2.7	0.9	—	3.6

Net income	$5.1	$1.2	$(1.2)	$5.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Three Months Ended June 29, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$194.4	$257.0	$(19.9)	$431.5
Cost of purchased transportation and Services	151.2	219.4	(19.9)	350.7

Net revenues	43.2	37.6	—	80.8
Operating expenses	35.2	31.4	—	66.6

Income from operations	8.0	6.2	—	14.2
Interest expense	4.8	4.6	—	9.4
Equity in net earnings of subsidiary	0.6	—	(0.6)	—

Income before income taxes and minority interest	3.8	1.6	(0.6)	4.8
Income taxes	1.4	0.7	—	2.1
Minority interest	—	0.3	—	0.3

Net income	$2.4	$0.6	$(0.6)	$2.4

Six Months Ended June 28, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$400.3	$434.3	$(51.1)	$783.5
Cost of purchased transportation and Services	296.5	370.5	(51.1)	615.9

Net revenues	103.8	63.8	—	167.6
Operating expenses	80.5	53.6	—	134.1

Income from operations	23.3	10.2	—	33.5
Interest expense	11.5	7.4	—	18.9
Equity in net earnings of subsidiary	1.6	—	(1.6)	—

Income before income taxes	13.4	2.8	(1.6)	14.6
Income taxes	4.6	1.2	—	5.8

Net income	$8.8	$1.6	$(1.6)	$8.8

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Six Months Ended June 29, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$400.0	$511.2	$(39.4)	$871.8
Cost of purchased transportation and services	312.3	437.2	(39.4)	710.1

Net revenues	87.7	74.0	—	161.7
Operating expenses	72.8	63.3	—	136.1

Income from operations	14.9	10.7	—	25.6
Interest expense	10.9	9.8	—	20.7
Equity in net earnings (losses) of subsidiary	(0.3)	—	0.3	—

Income before income taxes and minority interest	3.7	0.9	0.3	4.9
Income taxes	1.7	0.4	—	2.1
Minority interest	—	0.8	—	0.8

Net income (loss)	$2.0	$(0.3)	$0.3	$2.0

Condensed Consolidating Balance Sheets

June 28, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
ASSETS
Current assets	$78.2	$146.3	$(7.6)	$216.9
Property and equipment, net	45.6	13.1	—	58.7
Investment in subsidiaries	239.5	—	(239.5)	—
Goodwill, net	23.3	258.2	—	281.5
Deferred income taxes	53.0	1.9	—	54.9
Other assets	8.2	0.6	—	8.8

Total assets	$447.8	$420.1	$(247.1)	$620.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$56.0	$136.4	$(7.6)	$184.8
Long-term debt	225.8	42.7	—	268.5
Other liabilities	1.8	1.5	—	3.3
Total stockholders’ equity (deficit)	164.2	239.5	(239.5)	164.2

Total liabilities and stockholders’ equity	$447.8	$420.1	$(247.1)	$620.8

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 28, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash provided by (used in) operating activities	$(110.9)	$104.7	$—	$(6.2)

Investing activities:
Capital expenditures	(3.0)	(1.5)	—	(4.5)
Proceeds from sales of property and equipment	0.5	—	—	0.5

Net cash used in investing activities	(2.5)	(1.5)	—	(4.0)

Financing activities:
Checks drawn in excess of cash balances	13.1	(0.7)	—	12.4
Proceeds from issuance of common stock	125.9	—	—	125.9
Debt, revolving credit facility and capital lease obligation repayment	(25.6)	(102.5)	—	(128.1)

Net cash (used in) provided by financing activities	113.4	(103.2)	—	10.2
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Six Months Ended June 29, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash (used in) provided by operating activities	$(10.0)	$9.0	$—	$(1.0)

Investing activities:
Capital expenditures	(4.3)	(3.9)	—	(8.2)
Proceeds from sales of property and equipment	0.2	—	—	0.2

Net cash used in investing activities	(4.1)	(3.9)	—	(8.0)

Financing activities:
Checks drawn in excess of cash balances	14.0	(5.0)	—	9.0
Proceeds from issuance of common stock	0.1	—	—	0.1
Proceeds from issuance of preferred stock	0.2	—	—	0.2
Repurchase of preferred stock	(0.2)	—	—	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	—	(0.1)	—	(0.1)

Net cash (used in) provided by financing activities	14.1	(5.1)	—	9.0
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including those set forth under the caption “Risk Factors” in the prospectus dated June 12, 2002 for our initial public offering.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Results of Operations

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including a discussion of our Critical Accounting Policies, and the footnotes to the Consolidated Financial Statements included in the Company’s prospectus dated June 12, 2002 related to the Company’s initial public offering.

Three Months Ended June 28, 2002 Compared to Three Months Ended June 29, 2001

The following table sets forth our historical financial data for the three months ended June 28, 2002 and June 29, 2001 (in millions).

Financial Data Comparison by Reportable Segment
Three Months Ended June 28, 2002 and June 29, 2001

	2002	2001	Change	% Change
Gross revenues
Wholesale	$195.6	$194.4	$1.2	0.6%
Retail	229.4	257.0	(27.6)	-10.7
Inter-segment elimination	(23.9)	(19.9)	(4.0)	20.1

Total	401.1	431.5	(30.4)	-7.0
Cost of purchased transportation and services
Wholesale	144.5	151.2	(6.7)	-4.4
Retail	196.1	219.4	(23.3)	-10.6
Inter-segment elimination	(23.9)	(19.9)	(4.0)	20.1

Total	316.7	350.7	(34.0)	-9.7
Net revenues
Wholesale	51.1	43.2	7.9	18.3
Retail	33.3	37.6	(4.3)	-11.4

Total	84.4	80.8	3.6	4.5
Direct operating expenses
Wholesale	25.5	24.0	1.5	6.3
Retail	—	—	—	—

Total	25.5	24.0	1.5	6.3
Selling, general & administrative expenses
Wholesale	12.6	9.9	2.7	27.3
Retail	26.1	28.3	(2.2)	-7.8

Total	38.7	38.2	0.5	1.3
Depreciation and amortization
Wholesale	1.1	1.3	(0.2)	-15.4
Retail	1.3	3.1	(1.8)	-58.1

Total	2.4	4.4	(2.0)	-45.5
Income from operations
Wholesale	11.9	8.0	3.9	48.8
Retail	5.9	6.2	(0.3)	-4.8

Total	17.8	14.2	3.6	25.4
Interest expense, net	9.1	9.4	(0.3)	-3.2
Income tax expense	3.6	2.1	1.5	71.4
Minority interest	—	0.3	(0.3)	-100.0
Net income	$5.1	$2.4	$2.7	112.5

Overview.    Our results for the second quarter of 2002 continued to be negatively impacted by issues from 2001 including the general economic downturn, and particularly a cyclical slowdown in the automotive sector. While results improved compared to the first quarter of 2002, our truck brokerage, freight handling and international freight forwarding operations continued to experience reduced shipments from major retailers and other customers including Kraft, Ford, Bridgestone and the United States Department of Agriculture (“USDA”). Our wholesale operations were also affected by reduced automotive and international shipments as discussed below. Despite these factors which impacted gross revenues, we were able to increase net revenues, income from operations, net income and earnings per share for the 2002 quarter compared to the 2001 quarter.

Gross Revenues.    Gross revenues decreased $30.4 million, or 7.0%, for the three months ended June 28, 2002 compared to the three months ended June 29, 2001. However, as discussed below, net revenues increased 4.5% for the 2002 quarter compared to the 2001 quarter. Gross revenues in our retail segment decreased $27.6 million reflecting reductions primarily in the truck brokerage and freight handling operations associated with the cyclical slowdown in the automotive sector and less freight forwarding business for the USDA noted above. Wholesale segment gross revenues increased $1.2 million reflecting an increase in wholesale third-party domestic operations partially offset by decreases in wholesale automotive and wholesale international operations. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. The wholesale automotive operations decrease in freight revenues reflected the cyclical slowdown in the automotive sector. The wholesale segment continues to handle all of the containerized auto business moved by rail in and out of Mexico. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low margin business of an international shipping customer in the fourth quarter of 2001. In addition, we saw an increase in ancillary revenues of $3.1 million from railcar rental and container per diem revenue associated with the increase in equipment under lease in the 2002 quarter partially offset by lower repositioning revenue.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased revenues by $4.0 million, or 20.1%, in the 2002 quarter compared to the 2001 quarter. Cross-selling activities within the retail segment increased revenues by $2.2 million, or 78.3%, in the 2002 quarter compared to the 2001 quarter.

Net Revenues.    Net revenues increased $3.6 million, or 4.5%, for the 2002 quarter compared to the 2001 quarter. The retail segment’s net revenues decreased $4.3 million primarily due to the economic downturn discussed above. The retail segment gross margin decreased to 14.5% during the 2002 quarter compared to 14.6% during the 2001 quarter due primarily to changes in business mix. The wholesale segment’s net revenues increased $7.9 million in the 2002 quarter compared to the 2001 quarter primarily due to strength in wholesale third-party domestic operations and ancillary revenues described above, as well as improved yield management. Equipment repositioning costs were less in the 2002 quarter as a result of the increase in domestic traffic volume, especially the northbound general freight traffic out of Mexico that began to increase in the fourth quarter of 2001. The wholesale segment gross margin increased to 26.1% in the 2002 quarter from 22.2% in the 2001 quarter primarily due to business mix changes and increases in higher margin ancillary services discussed above. The gross margin on freight transportation increased to 21.9% in the 2002 quarter compared to 19.5% in the 2001 quarter due primarily to the loss of the low margin international shipping customer and changes in business mix.

Direct Operating Expenses.    Direct operating expenses, which are only incurred by the wholesale segment, increased $1.5 million, or 6.3%, in the 2002 quarter compared to the 2001 quarter due to increased railcar lease and maintenance expenses as a result of the expansion of the fleet of railcars during the latter part of 2001 partially offset by reduced container and chassis lease expenses as a result of the downsizing of the container and chassis fleet during 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $0.5 million, or 1.3%, in the 2002 quarter compared to the 2001 quarter primarily as the result of increased compensation expense reflecting infrastructure needs in our wholesale segment partially offset by savings in our retail segment associated with reduced headcount in the 2002 quarter. The retail segment employed approximately 130 fewer people during the 2002 quarter primarily as a result of our fiscal year 2001 consolidation and integration activities.

Depreciation and amortization.    Depreciation and amortization expenses decreased $2.0 million, or 45.5%, for the 2002 quarter compared to the 2001 quarter primarily as a result of adopting SFAS 142 on December 29, 2001 and ceasing the amortization of goodwill during 2002. Depreciation expense was $2.4 million and $2.6 million in the 2002 and 2001 quarters, respectively, and goodwill amortization expense was $0 and $1.8 million for the 2002 quarter and 2001 quarter, respectively.

Income From Operations.    Income from operations increased $3.6 million, or 25.4%, from $14.2 million in the 2001 quarter to $17.8 million in the 2002 quarter. The increase in operating profit is a result of the increase in net revenues and wholesale segment margins described above. The wholesale segment accounted for an increase of $3.9 million due primarily to the strength in wholesale third-party domestic operations and ancillary services, partially offset by increased labor costs associated with the infrastructure needs of the wholesale division. Retail segment income from operations declined $0.3 million reflecting the economic downturn discussed above partially offset by the elimination of goodwill amortization expense and savings associated with reduced headcount related to our year 2001 consolidation and integration activities.

Interest Expense.    Interest expense decreased by $0.3 million, or 3.2%, for the 2002 quarter compared to the 2001 quarter due to lower interest rates in 2002. In June 2002, we completed our initial public offering of common stock and repaid $125.9 million of our variable interest rate bank debt. Included in interest expense for the 2002 quarter were $0.8 million of loan fees written-off associated with the debt repayment from our IPO.

Income Tax Expense.    Income tax expense increased $1.5 million in the 2002 quarter compared to the 2001 quarter due to higher pre-tax income in the 2002 quarter.

Minority Interest Expense.    Minority interest expense, which represents 7.5% paid-in-kind dividends on the Series B exchangeable preferred stock of Pacer Logistics, decreased $0.3 million because the dividends ceased to accrue as of May 28, 2001. As a result, we have not recognized any minority interest expense since that date. All 22,348.44 outstanding shares of Series B exchangeable preferred stock of Pacer Logistics were exchanged for the Company’s common stock in conjunction with our IPO at an exchange rate of 200 shares of common stock for each outstanding share of exchangeable preferred stock.

Net Income.    Net income increased $2.7 million from $2.4 million in the 2001 quarter to $5.1 million in the 2002 quarter due to the increased income from operations discussed above, coupled with reduced interest expense due to lower interest rates in the 2002 quarter and reduced minority interest and goodwill amortization charges. Partially offsetting this increase was increased income tax expense associated with higher pre-tax income in the 2002 quarter.

Six Months Ended June 28, 2002 Compared to Six Months Ended June 29, 2001

The following table sets forth our historical financial data for the six months ended June 28, 2002 and June 29, 2001 (in millions).

Financial Data Comparison by Reportable Segment
Six Months Ended June 28, 2002 and June 29, 2001

	2002	2001	Change	% Change
Gross revenues
Wholesale	$400.3	$400.0	$0.3	-%
Retail	434.3	511.2	(76.9)	-15.0
Inter-segment elimination	(51.1)	(39.4)	(11.7)	29.7

Total	783.5	871.8	(88.3)	-10.1

Cost of purchased transportation and services
Wholesale	296.5	312.3	(15.8)	-5.1
Retail	370.5	437.2	(66.7)	-15.3
Inter-segment elimination	(51.1)	(39.4)	(11.7)	29.7

Total	615.9	710.1	(94.2)	-13.3

Net revenues
Wholesale	103.8	87.7	16.1	18.4
Retail	63.8	74.0	(10.2)	-13.8

Total	167.6	161.7	5.9	3.6

Direct operating expenses
Wholesale	53.3	49.0	4.3	8.8
Retail	—	—	—	—

Total	53.3	49.0	4.3	8.8

Selling, general & administrative expenses
Wholesale	24.8	21.0	3.8	18.1
Retail	51.0	57.1	(6.1)	-10.7

Total	75.8	78.1	(2.3)	-2.9

Depreciation and amortization
Wholesale	2.4	2.8	(0.4)	-14.3
Retail	2.6	6.2	(3.6)	-58.1

Total	5.0	9.0	(4.0)	-44.4

Income from operations
Wholesale	23.3	14.9	8.4	56.4
Retail	10.2	10.7	(0.5)	-4.7

Total	33.5	25.6	7.9	30.9

Interest expense, net	18.9	20.7	(1.8)	-8.7
Income tax expense	5.8	2.1	3.7	176.2
Minority interest	—	0.8	(0.8)	-100.0
Net income	$8.8	$2.0	$6.8	340.0

Overview.    Our results for the first six months of 2002 continued to be negatively impacted by issues from 2001 including the general economic downturn, and particularly a cyclical slowdown in the automotive sector. As a result, our truck brokerage, freight handling and international freight forwarding operations continued to experience reduced shipments from major retailers and other customers including Kraft, Ford, Bridgestone and the USDA. Our wholesale operations were also affected by reduced automotive and international shipments as discussed below. Despite these factors which impacted gross revenues, we were able to increase net revenue, income from operations, net income and earnings per share for the 2002 period compared to the 2001 period.

Gross Revenues.    Gross revenues decreased $88.3 million, or 10.1%, for the six months ended June 28, 2002 compared to the six months ended June 29, 2001. However, as discussed below, net revenues increased 3.6% for the 2002 period compared to the 2001 period. Gross revenues in our retail segment decreased $76.9 million reflecting reductions primarily in the truck brokerage and freight handling operations associated with the cyclical slowdown in the automotive sector and less freight forwarding business for the USDA noted above. Wholesale segment gross revenues increased $0.3 million reflecting an increase in wholesale third-party domestic operations partially offset by decreases in wholesale automotive and wholesale international operations. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. The wholesale automotive operations decrease in freight revenues reflected the cyclical slowdown in the automotive sector. The wholesale segment continues to handle all of the containerized auto business moved by rail in and out of Mexico. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low margin business of an international shipping customer in the fourth quarter of 2001. In addition, we saw an increase in ancillary revenues of $8.0 million from railcar rental and container per diem revenue associated with the increase in equipment under lease in the 2002 quarter partially offset by lower repositioning revenue.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased revenues by $11.7 million, or 29.7%, in the 2002 period compared to the 2001 period. Cross-selling activities within the retail segment increased revenues by $3.5 million, or 64.1%, in the 2002 period compared to the 2001 period.

Net Revenues.    Net revenues increased $5.9 million, or 3.6%, for the 2002 period compared to the 2001 period. The retail segment’s net revenues decreased $10.2 million primarily due to the economic downturn discussed above. The retail segment gross margin increased to 14.7% during the 2002 period compared to 14.5% during the 2001 period due primarily to yield management initiatives and changes in business mix. The wholesale segment’s net revenues increased $16.1 million in the 2002 period compared to the 2001 period primarily due to strength in wholesale third-party domestic operations and ancillary revenues described above, as well as improved yield management. Equipment repositioning costs were less in the 2002 period as a result of the increase in domestic traffic volume, especially the northbound general freight traffic out of Mexico that began to increase in the fourth quarter of 2001. The wholesale segment gross margin increased to 25.9% in the 2002 period from 21.9% in the 2001 period primarily due to business mix changes and increases in higher margin ancillary services discussed above. The gross margin on freight transportation increased to 20.9% in the 2002 period compared to 19.8% in the 2001 period due primarily to the loss of the low margin international shipping customer and changes in business mix.

Direct Operating Expenses.    Direct operating expenses, which are only incurred by the wholesale segment, increased $4.3 million, or 8.8%, in the 2002 period compared to the 2001 period due to increased railcar lease and maintenance expenses as a result of the expansion of the fleet of railcars during the latter part of 2001 partially offset by reduced container and chassis lease expenses as a result of the downsizing of the container and chassis fleet during 2001.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $2.3 million, or 2.9%, in the 2002 period compared to the 2001 period primarily as the result of reduced headcount in the 2002 period. The retail segment employed approximately 140 fewer people during the 2002 period primarily as a result of our fiscal year 2001 consolidation and integration activities. The savings associated with the retail segment reduced headcount were partially offset by an increase in our wholesale segment employment and compensation expense reflecting infrastructure needs of our wholesale division. In addition, during March 2001, we terminated the container and chassis maintenance management contract and brought that function in-house, which while increasing administrative labor costs, reduced repair and maintenance costs and provided for more control of the maintenance function.

Depreciation and Amortization.    Depreciation and amortization expenses decreased $4.0 million, or 44.4%, for the 2002 period compared to the 2001 period as a result of adopting SFAS 142 on December 29, 2001 and ceasing the amortization of goodwill during 2002. Depreciation expense was $5.0 million and $5.3 million in the 2002 period and 2001 period, respectively and goodwill amortization expense was $0 and $3.7 million for the 2002 period and 2001 period, respectively.

Income From Operations.    Income from operations increased $7.9 million, or 30.9%, from $25.6 million in the 2001 period to $33.5 million in the 2002 period. The increase in operating profit is a result of the increase in net revenues and margins described above. The wholesale segment accounted for an increase of $8.4 million due primarily to the strength in wholesale third-party domestic operations and ancillary services, partially offset by increased labor costs associated with the infrastructure needs of the wholesale division. Retail segment income from operations declined $0.5 million reflecting the economic downturn discussed above partially offset by the elimination of goodwill amortization expense and savings associated with reduced headcount related to our year 2001 consolidation and integration activities.

Interest Expense.    Interest expense decreased by $1.8 million, or 8.7%, for the 2002 period compared to the 2001 period due to lower interest rates in 2002. In June 2002, we completed our initial public offering of common stock and repaid $125.9 million of our variable interest rate bank debt. Included in interest expense for the 2002 period were $0.8 million of loan fees written-off associated with the debt repayment from our IPO.

Income Tax Expense.    Income tax expense increased $3.7 million in the 2002 period compared to the 2001 period due to higher pre-tax income in the 2002 period.

Minority Interest Expense.    Minority interest expense, which represents 7.5% paid-in-kind dividends on the Series B exchangeable preferred stock of Pacer Logistics, decreased $0.8 million because the dividends ceased to accrue as of May 28, 2001. As a result, we have not recognized any minority interest expense since that date. All 22,348.44 outstanding shares of Series B exchangeable preferred stock of Pacer Logistics were exchanged for common stock in conjunction with our IPO at an exchange rate of 200 shares of common stock for each outstanding share of exchangeable preferred stock.

Net Income.    Net income increased $6.8 million from $2.0 million in the 2001 period to $8.8 million in the 2002 period due to the increased income from operations discussed above, coupled with reduced interest expense due to lower interest rates in the 2002 period and reduced minority interest and goodwill amortization charges. Partially offsetting this increase was increased income tax expense associated with higher pre-tax income in the 2002 period.

Liquidity and Capital Resources

Cash used in operating activities was $6.2 million and $1.0 million for the first two quarters of 2002 and 2001, respectively. The increased use of cash was due to a reduction in accounts payable partially offset by lower accounts receivable and improved income from operations. The lower accounts receivable resulted from improved collection efforts and the lower accounts payable resulted from improved payables processing, both associated with the consolidation of our retail segment operations in Ohio. Decreased gross revenues and expense levels during the 2002 period resulting from the economic downturn also contributed to the lower levels of receivables and payables. In addition, we made merger and severance payments of $1.7 million and $2.1 million during the 2002 period and 2001 period, respectively. Cash generated from operating activities is typically used to pay down debt, for working capital purposes, to fund capital expenditures and for acquisitions. We had working capital of $32.1 million at June 28, 2002 compared to $18.5 million at June 29, 2001. The increase in working capital is primarily due to the decrease in payables during 2002 as discussed above.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments consisting of long-term debt,

capital lease and operating lease requirements as of June 28, 2002 including the repayment of $125.9 million of debt as a result of our IPO in June 2002.

Debt and Lease Obligation Payment Requirements
($ in millions)

	Total	Remaining in 2002	Fiscal Year 2003	Fiscal Year 2004	Fiscal Years 2005-2006	Thereafter
Long-term debt	$269.5	$0.3	$6.1	$8.6	$104.5	$150.0
Operating leases(1)	351.1	30.1	48.9	44.0	69.9	158.2
Capital leases	0.3	0.2	0.1	—	—	—

Total	$620.9	$30.6	$55.1	$52.6	$174.4	$308.2

(1)	These amounts represent the aggregate operating lease expense that will be reflected in our statement of operations during these periods to the extent these operating leases remain outstanding.

Our total long-term debt was incurred to finance our recapitalization, the acquisition of Pacer Logistics in 1999 and the acquisitions of Conex, GTS, RFI and Rail Van during the year 2000. There were no acquisitions in 2001 or in the first six months of 2002. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. We do not anticipate additional equipment leases during 2002 other than for the replacement of 700 containers anticipated to be retired by the end of 2002. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues which were $31.5 million in the first six months of 2002, $23.5 million in the first six months of 2001 and $52.5 million in the full year 2001.

Based upon the current level of operations including the integration of the 2000 acquisitions and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our largest customer generated $67.4 million, or 8.6%, of our gross revenues during the first two quarters of 2002 and $128.1 million, or 7.7%, of our gross revenues in the year 2001. Loss of this customer, or others, could have an adverse impact on our results of operations and operating cash flows. In addition, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our results of operations and operating cash flows could be adversely impacted.

Cash flows used in investing activities were $4.0 million and $8.0 million for the first two quarters of 2002 and 2001, respectively. The use of cash during both the 2002 and 2001 periods was for capital expenditures primarily for the planned conversion from APL Limited’s computer systems to a stand-alone capability for our wholesale segment and the expansion of our retail segment computer system to handle all of our retail operations requirements. In connection with the conversion of the wholesale segment to stand-alone computer systems, we are currently negotiating proposed contract modifications requested by a third-party software developer that, if accepted and agreed to, would extend the completion of the development work through the end of 2004 at an increased cost to us. There is no assurance that we will reach an agreement with the developer on these modifications or that the development work will be completed as originally contemplated; however, we will proceed with other aspects of the conversion project and will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited until such time as the proposed stand-alone systems or other replacement systems are completed and implemented.

Cash flows provided by financing activities were $10.2 million and $9.0 million for the first two quarters of 2002 and 2001, respectively. During the 2002 period, we completed our IPO as discussed below. Proceeds of $125.9 million, net of fees and expenses, from this transaction were used to repay $63.5 million of term loans and $62.4 million of the revolving credit facility. In addition, during the 2002 period we repaid $1.2 million of term loans, $0.9 million of the revolving credit facility and $0.1 million of capital lease obligations. During the 2001 period, a net $0.9 million was borrowed from the revolving credit facility, $0.9 million was repaid on the term loans and $0.1 million of capital lease obligations were repaid.

On June 18, 2002, we completed an initial public offering of 14,000,000 shares of common stock at $15.00 per share, including 4,750,000 shares by selling stockholders. Total proceeds on the 9,250,000 shares sold by us were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million in underwriting discounts, commissions and related fees. We repaid $63.5 million of outstanding term loans and $62.4 million of the revolving credit facility with the proceeds of the offering. In addition, a 2,100,000 share over-allotment option was exercised by the underwriters with all proceeds to the selling stockholders.

Prior to the consummation of the offering, we issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics exchangeable preferred stock.

We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which mature on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively change the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we receive variable interest rate payments based on LIBOR and make fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the first six months of 2002 was approximately 1.9%.

The revolving and term loan credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries’ properties and assets. At June 28, 2002, we had $85.0 million available under the revolving credit facility, subject to borrowing base requirements. The credit agreement contains certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At June 28, 2002, the Company was in compliance with these covenants.

The wholesale segment took delivery of 250 new 53-foot chassis and 291 new 40-foot chassis financed through operating leases and returned 604 48-foot and 144 53-foot chassis and 597 48-foot and 26 53-foot containers during the 2002 period.

Other Matters

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS 143 in the 2003 fiscal year. While we have not yet completed our analysis of the effects that this new standard may have on our results of operations, we do not expect the implementation of this standard to have a significant effect on our results of operations or financial condition.

The Financial Accounting Standards Board issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Statement also requires that sale-leaseback accounting be used for transactions that are similar in form and substance to sale-leaseback transactions. The Company does not expect implementation of this standard to have a significant effect on its results of operations or financial condition.

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

Effective April 11, 2001, we entered into two interest rate swap agreements totaling a notional amount of $100.0 million, to manage fluctuations in cash flows resulting from interest rate risk. As of June 28, 2002, a liability of $0.9 million is included in accounts payable and accrued liabilities and offset in other accumulated comprehensive income (loss) which represents the fair market value of the swaps. The swaps terminate on October 11, 2002. Based upon the average variable interest rate debt outstanding during the first six months of 2002, a 1% change in our variable interest rates would effect our pre-tax earnings by approximately $1.8 million on an annual basis including the effects of the interest rate swap entered into on April 11, 2001.

As our foreign business expands, we will be subjected to greater foreign currency risk.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Note 8 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first six months of 2002, a former management member exercised options to purchase 2,666 shares of our common stock at an average purchase price of $5.00 per share. Proceeds were used for general corporate purposes. We granted 415,800 options during the first six months of 2002 to management personnel to purchase Pacer International, Inc. common stock at $15.00 per share.

During the first six months of 2001, certain members of our senior management exercised options to purchase 365,748 shares of our common stock at an average purchase price of $0.11 per share and exercised options to purchase 1,000 shares at an average purchase price of $5.00 per share. The proceeds were used to repay the remaining portion of the notes payable to management that were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In addition, certain members of senior management exercised 27,498 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. We elected, at our discretion, to repurchase and retire the preferred stock that was issued upon exercise of the options. We granted 278,000 options during the first six months of 2001 to management personnel to purchase Pacer International, Inc. common stock at $12.50 per share.

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

On June 18, 2002, we completed an initial public offering of 14,000,000 shares of common stock at $15.00 per share, including 4,750,000 shares by selling stockholders. The principal underwriters for this offering were Credit Suisse First Boston Corporation and Bear, Stearns & Co. Inc. Total proceeds on the 9,250,000 shares sold by us were approximately $138.8 million. We incurred underwriting discounts, commissions and related fees of approximately $12.9 million. Net proceeds of $125.9 million have been used to repay $63.5 million of outstanding term loans and $62.4 million of the revolving credit facility. In addition, a 2,100,000 share over-allotment option was exercised by the underwriters with all proceeds to the selling stockholders.

Prior to the consummation of the offering, we issued 4,469,688 shares of common stock upon the exchange of all 22,348.44 outstanding shares of Pacer Logistics exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics exchangeable preferred stock. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering.

Pursuant to a Plan of Reorganization among us and Coyote Acquisition LLC, prior to the effective date of the registration statement relating to our initial public offering, Coyote Acquisition LLC contributed all of its assets to us in exchange solely for newly issued shares of our common stock. Coyote Acquisition LLC’s assets consist solely of 17,824,000 shares of our common stock. We issued 17,824,000 shares of our common stock to Coyote Acquisition LLC in the transaction. The reorganization had no effect on the number of shares owned by Coyote Acquisition LLC or their rights as a stockholder. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. Coyote Acquisition LLC distributed 16,041,600 of these shares to its sole member, Apollo Investment Fund IV, L .P.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Charter of Pacer International, Inc.*

3.2	Second Amended and Restated Bylaws of Pacer International, Inc.*

10.1
Employment Agreement dated as of May 31, 2002 between Pacer Global Logistics, Inc. and Carl K. Kooyoomjian (Incorporated by reference to Exhibit No. 10.5 to the Registrant ‘s Registration Statement on Form S-1, Registration No.333-53700 (the “Registration Statement on Form S-1”)).

10.2
Amended and Restated Intermodal Transportation Agreement No.1111, dated as of May 13, 2002 between CSX Intermodal, Inc., APL Land Transport Services, Inc., APL Limited and APL Co. Pte.Ltd. (Incorporated by reference to Exhibit No. 10.20 to the Registrant’s Registration Statement on Form S-1).

10.3
Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, APL Land Transport Services, Inc., American President Lines, Ltd., and APL Co. Pte. Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Registrant’s Registration Statement on Form S-1).

10.4
Fourth Amendment and Consent dated May 14, 2002 among Pacer International Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston Corporation, Morgan Stanley Senior Funding, Inc., and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit No. 10.25 to the Registrant’s Registration Statement on Form S-1).

10.5	Amendment No.1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit No. 10.38 to the Registrant’s Registration Statement on Form S-1).

10.6	Amendment No.2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit No. 10.50 to the Registrant’s Registration Statement on Form S-1).

10.7	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit No. 10.51 to the Registrant’s Registration Statement on Form S-1).

99.1	Certification of Donald C. Orris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Lawrence C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(b)  During the three months ended June 28, 2002, no reports on Form 8-K were filed by the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

By:	/s/ L.C. YARBERRY
Executive Vice President—Finance (Principal Financial Officer)

Date: August 8, 2002

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Second Amended and Restated Charter of Pacer International, Inc.

3.2	Second Amended and Restated Bylaws of Pacer International, Inc.

99.1	Certification of Donald C. Orris pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Lawrence C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*