Form 10-Q
period 2002-09-20
PACER INTERNATIONAL INC/TN
filed 2002-11-04
CIK 1091735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 20, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common stock, $.01 par value per share	36,811,848 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q
FISCAL QUARTER ENDED SEPTEMBER 20, 2002

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 20, 2002	December 28, 2001
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$1.1	$—
Accounts receivable, net of allowances of $6.4 million and $7.0 million, respectively	192.1	204.6
Accounts receivable from APL	9.2	6.6
Prepaid expenses and other	6.7	8.4
Deferred income taxes	—	5.6

Total current assets	209.1	225.2

Property and equipment
Property and equipment at cost	93.3	87.1
Accumulated depreciation	(34.4)	(27.8)

Property and equipment, net	58.9	59.3

Other assets
Goodwill, net	281.5	281.5
Deferred income taxes	47.3	57.5
Other assets	8.3	9.4

Total other assets	337.1	348.4

Total assets	$605.1	$632.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$6.1	$2.0
Accounts payable and accrued liabilities	167.8	203.1

Total current liabilities	173.9	205.1

Long-term liabilities
Long-term debt and capital leases	256.1	395.9
Other	2.4	3.2

Total long-term liabilities	258.5	399.1

Total liabilities	432.4	604.2

Minority interest—exchangeable preferred stock of a subsidiary	—	25.7

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 36,811,848 and 23,089,494 issued and outstanding at September 20, 2002 and December 28, 2001, respectively	0.4	0.2
Additional paid-in-capital	269.9	118.5
Unearned compensation	(0.2)	(0.3)
Accumulated deficit	(97.3)	(114.3)
Accumulated other comprehensive loss	(0.1)	(1.1)

Total stockholders’ equity	172.7	3.0

Total liabilities and stockholders’ equity	$605.1	$632.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 20, 2002	Sept. 21, 2001	Sept. 20, 2002	Sept. 21, 2001
	(in millions, except share and per share amounts)
Gross revenues (includes related party revenues of $25.2 million, $24.2 million, $73.9 million and $76.9 million, respectively)	$391.5	$398.1	$1,175.0	$1,269.9
Cost of purchased transportation and services	303.8	317.8	919.7	1,027.9

Net revenues	87.7	80.3	255.3	242.0

Operating expenses:
Direct operating expenses	24.7	22.1	78.0	71.1
Selling, general and administrative expenses (includes related party expenses of $3.8 million, $4.1 million, $11.4 million and $12.0 million, respectively)	40.0	37.3	115.8	115.4
Depreciation and amortization	2.5	4.3	7.5	13.3
Merger and severance	—	1.2	—	1.2
Other	—	4.0	—	4.0

Total operating expenses	67.2	68.9	201.3	205.0

Income from operations	20.5	11.4	54.0	37.0

Interest expense, net	6.7	8.6	25.6	29.3

Income before income taxes and minority interest	13.8	2.8	28.4	7.7

Income taxes	5.6	1.8	11.4	3.9
Minority interest	—	—	—	0.8

Net income	$8.2	$1.0	$17.0	$3.0

Earnings per share (Note 12):
Basic:
Earnings per share	$0.22	$0.04	$0.60	$0.13

Weighted average shares outstanding	36,811,848	23,089,494	28,268,475	22,962,056

Diluted:
Earnings per share	$0.22	$0.04	$0.53	$0.13

Weighted average shares outstanding	37,689,832	28,452,984	31,921,805	28,325,546

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 20, 2002
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Unearned Comp-ensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 28, 2001	23,089,494	$0.2	$118.5	$(0.3)	$(114.3)	$(1.1)	$3.0

Net Income	—	—	—	—	17.0	—	17.0
Other Comprehensive Income	—	—	—	—	—	1.0	1.0

Total Comprehensive Income	—	—	—	—	17.0	1.0	18.0
Amort.—Unearned Compensation	—	—	—	0.1	—	—	0.1
Issuance of Common Stock (Note 2 )	9,250,000	0.1	125.8	—	—	—	125.9
Exchange of Pacer Logistics exchangeable preferred stock for common stock (Note 2 )	4,469,688	0.1	25.6	—	—	—	25.7
Exercise of Common Stock Options	2,666	—	—	—	—	—	—

Balance September 20, 2002	36,811,848	$0.4	$269.9	$(0.2)	$(97.3)	$(0.1)	$172.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	Sept. 20, 2002	Sept. 21, 2001
	(in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$17.0	$3.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.5	13.3
Deferred income taxes	15.8	5.0
Minority interest	—	0.8
Gain on sale of property and equipment	(0.6)	(0.1)
Merger and severance	—	1.2
Other	—	4.0
Changes in current assets and liabilities:
Trade and other receivables	10.0	(14.8)
Prepaid expenses and other current assets	1.7	1.8
Accounts payable and accrued liabilities	(24.6)	10.7
Other	1.5	(0.5)

Net cash provided by operating activities	28.3	24.4

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7.4)	(10.7)
Proceeds from sales of property and equipment	0.9	0.2

Net cash used in investing activities	(6.5)	(10.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances	(10.9)	(9.9)
Proceeds from issuance of common stock	125.9	0.1
Proceeds from issuance of preferred stock	—	0.2
Repurchase of preferred stock	—	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	(135.7)	(4.1)

Net cash used in financing activities	(20.7)	(13.9)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.1	—
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1.1	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements as of September 20, 2002 and for the three and nine months ended September 20, 2002 and September 21, 2001 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 28, 2001 included in the Company’s prospectus dated June 12, 2002 related to the Company’s initial public offering.

All references in the condensed consolidated financial statements to number of shares outstanding, price per share and per share amounts have been retroactively restated for all periods presented to reflect a 2 for 1 common stock split effective June 7, 2002.

Principles of Consolidation

The consolidated financial statements as of September 20, 2002 and for the three and nine months ended September 20, 2002 and September 21, 2001 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Derivative Instrument Fair Value, Net of Amortization	Total Other Comprehensive Income (Loss)
Balance at December 28, 2001	$(1.1)	$(1.1)
Activity during 2002 (net of $0.7 million tax)	1.0	1.0

Balance at September 20, 2002	$(0.1)	$(0.1)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Management estimates that the $150.0 million principal amount of Senior Subordinated Notes are valued at $151.5 million and $120.0 million as of September 20, 2002 and December 28, 2001, respectively, based on quoted market prices. The carrying value of long-term debt, other than the Senior Subordinated Notes, approximates fair value due to the floating nature of the interest rates.

Adoption of Statements of Financial Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and addresses the financial accounting and reporting standards for goodwill and intangible assets subsequent to their initial recognition. The Company adopted SFAS 142 on December 29, 2001 and ceased to amortize goodwill on that date. The carrying amount of goodwill at September 20, 2002 and December 28, 2001 assigned to the wholesale segment was $23.3 million, and the carrying amount of goodwill at September 20, 2002 and December 28, 2001 assigned to the retail segment was $258.2 million.

As part of the adoption of SFAS 142, the Company completed a goodwill impairment test during the first quarter of fiscal year 2002, and concluded that no adjustment to the balance of goodwill at the date of adoption was required. The adoption of SFAS 142 removed certain differences between book and tax income; therefore, the Company’s estimated fiscal year 2002 effective tax rate has been adjusted to approximately 40.1%.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the goodwill amortization, net of related income tax is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 20, 2002	Sept. 21, 2001	Sept. 20, 2002	Sept. 21, 2001
	(in millions, except per share amounts)
Net income:
Net income as reported	$8.2	$1.0	$17.0	$3.0
Add: goodwill amortization, net of tax	—	0.7	—	2.7

Adjusted net income	$8.2	$1.7	$17.0	$5.7

Basic earnings per share:
Net income as reported	$0.22	$0.04	$0.60	$0.13
Effect of goodwill amortization	—	0.03	—	0.12

Adjusted net income	$0.22	$0.07	$0.60	$0.25

Diluted earnings per share:
Net income as reported	$0.22	$0.04	$0.53	$0.13
Effect of goodwill amortization	—	0.02	—	0.09

Adjusted net income	$0.22	$0.06	$0.53	$0.22

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

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect implementation of this standard to have a significant effect on its results of operations or financial condition.

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

NOTE 3.    STATEMENTS OF OPERATIONS

During the quarter ended September 21, 2001, the Company recorded a total of $6.9 million of charges as further described below.

Direct operating expenses included $1.4 million for the repair and return of 2,700 containers and 1,300 chassis as part of a program to downsize the container and chassis fleet. Selling, general and administrative expenses included $0.3 million for legal fees related to a civil lawsuit filed by the Company against the former owner of an acquired business. Other included $1.9 million for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of IPO costs and $0.5 million for early termination of the chassis and container maintenance agreement. In addition, $1.2 million of merger and severance was charged as described in Note 4 below.

NOTE 4.    MERGER AND SEVERANCE

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

In September 2001, the Company recorded an additional charge of $1.2 million, including $0.8 million for the severance of employees in the wholesale segment and $0.4 million for the write-off of retail segment and corporate assets that have been abandoned. In December 2001, the Company recorded $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required. The December 2001 addition was partially offset by the release of $1.2 million of remaining unused liability from the 2000 charge. The remaining severance is to be paid to senior management through December 2003. The table below details merger and severance activity through September 20, 2002 (in millions).

	Severance	Facilities and Other	Total
Beginning balance December 28, 2001	$1.8	$1.7	$3.5
Payments	(1.3)	(0.8)	(2.1)

Balance at September 20, 2002	$0.5	$0.9	$1.4

NOTE 5.    CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s (the Company’s former parent) computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At September 20, 2002, an aggregate of $9.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to third party developer under a fixed-price development contract. Management believes that it is probable that software being developed for internal use will be completed and placed in service as the Company has the ability and intention to complete this software project. However, in the event facts and circumstances change which would indicate that it is no longer probable that the computer software developed will be completed and placed in service, the Company would evaluate the previously capitalized software for impairment.

During the third quarter of 2002 the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. The Company has not been able to reach a mutually acceptable agreement with the developer, and the developer has indicated that it will not be able to complete the contract on its current terms. During the fourth quarter of 2002, the Company instituted arbitration under the agreement seeking damages for the developer’s failure to complete the contract.The developer has not yet filed its answer in the proceeding. As the arbitration is in its initial stages, the Company is unable to assess its likely outcome but intends to pursue its claims vigorously. The Company will continue to avail itself of the services and support under its existing long-term agreement with APL Limited.

NOTE 6.    LONG-TERM DEBT

At September 20, 2002, the Company had $91.4 million available under the $100.0 million revolving credit facility expiring in 2004, subject to borrowing base requirements. At September 20, 2002, the interest rates on the revolving credit facility and term loan were 6.0% and 4.6%, respectively. During the first three quarters of 2002, the Company repaid $70.8 million of the revolving credit facility, $64.7 million of the term loans and $0.2 million of capital lease obligations. The repayment of the revolving credit facility and term loans were funded by the Company’s initial public offering and operating cash flows. See note 2 for a discussion of the initial public offering.

The revolving and term loan credit facilities are generally guaranteed by all of the Company’s existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on the Company’s and the Company’s subsidiaries’ properties and assets. The credit agreement contains

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At September 20, 2002, the Company was in compliance with these covenants.

NOTE 7.    RELATED PARTY TRANSACTIONS

The Company has signed long-term agreements with APL Limited (the Company’s former parent) for the domestic transportation on the stacktrain network of APL Limited’s international freight for an annual management fee of $6.6 million and for administrative services such as office space and associated office services and payable processing on a per transaction basis. In addition, the information technology services of APL Limited are currently being provided to the Company under a long-term agreement through the year 2019. The annual fee for these services is $10.0 million.

NOTE 8.    MINORITY INTEREST

Pursuant to the Company’s recapitalization and acquisition of Pacer Logistics, 24,300 of Pacer Logistics’ one million authorized shares of preferred stock were issued to certain management shareholders of Pacer Logistics as 7.5% exchangeable preferred stock on May 28, 1999. The remainder was reserved for issuance by Pacer Logistics as payment-in-kind dividends of 7.5% annually. Dividends on the preferred stock ceased to accrue as of May 28, 2001. The preferred shares were convertible into 200 shares of Pacer International common stock for each preferred share and in conjunction with the Company’s initial public offering of common stock in June 2002, the Company issued 4,469,688 shares of common stock upon the exchange of all 22,348.44 outstanding shares of Pacer Logistics exchangeable preferred stock.

NOTE 9.    STOCK OPTION PLANS

On June 13, 2002, the 2002 Stock Option Plan became effective and serves as the successor to the Company’s 1999 Stock Option Plan. The Company initially reserved 500,000 shares of common stock for issuance under the 2002 plan, plus such additional number of shares of the Company’s common stock which remain available for future issuance under the 1999 Plan. In addition, any shares issued under the 1999 plan that are forfeited to or repurchased by the Company or that are issuable upon

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for grant and issuance under the 2002 plan. The 2002 plan terminates in ten years, unless it is terminated earlier by the Company’s board of directors. The table below details the Company’s stock option activity for the nine month periods ended September 20, 2002 and September 21, 2001, respectively.

	Nine Months Ended
	Sept. 20, 2002	Sept. 21, 2001
Common Stock Options
Granted
@ $15.00 per share	415,800	—
@ $12.50 per share	—	558,000
Exercised
@ $5.00 per share	2,666	1,000
@ $0.11 per share	—	365,748
Forfeited	323,334	74,000

Preferred Stock Options
Exercised
@ $9.00 per share	—	27,498

All proceeds were used for general corporate purposes and all forfeitures were due to employee resignations. During 2001, the Company elected, at its discretion, to repurchase and retire the preferred stock that arose from the exercise of the preferred stock options.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

individually or in the aggregate, to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

NOTE 11.    SEGMENT INFORMATION

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

International revenues generated by the Company’s retail segment for the first nine months of 2002 were $67.0 million in Europe and $8.8 million in Canada. The Company’s wholesale segment generated $34.6 million in revenues for the first nine months of 2002 from Mexico.

International revenues generated by the Company’s retail segment for the first nine months of 2001 were $83.8 million in Europe and $5.5 million in Canada. The Company’s wholesale segment generated $34.6 million in revenues for the first nine months of 2001 from Mexico.

For the nine month periods ended September 20, 2002 and September 21, 2001, the Company had no customers that contributed more than 10% of the Company’s total gross revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents reportable segment information for the three and nine months ended September 20, 2002 and September 21, 2001 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended September 20, 2002
Gross revenues	$188.9	$229.4	$(26.8)	$391.5
Net revenues	52.8	34.9	—	87.7
Income from operations	16.2	7.9	(3.6)	20.5
Interest expense, net	4.4	2.3	—	6.7
Tax expense	4.8	2.3	(1.5)	5.6
Net income	7.0	3.3	(2.1)	8.2
Depreciation	1.1	1.4	—	2.5
Capital expenditures	2.0	0.9	—	2.9
Total assets	453.6	198.6	(47.1)	605.1
3 Months ended September 21, 2001
Gross revenues	$191.5	$230.3	$(23.7)	$398.1
Net revenues	44.5	35.8	—	80.3
Income from operations	9.9	4.4	(2.9)	11.4
Interest expense, net	4.7	3.9	—	8.6
Tax expense	3.2	0.3	(1.7)	1.8
Net income	2.0	0.2	(1.2)	1.0
Depreciation and amortization	1.3	3.0	—	4.3
Capital expenditures	1.5	1.0	—	2.5
Total assets	451.0	159.2	53.1	663.3
9 Months ended September 20, 2002
Gross revenues	$589.2	$663.7	$(77.9)	$1,175.0
Net revenues	156.6	98.7	—	255.3
Income from operations	40.7	19.2	(5.9)	54.0
Interest expense, net	15.9	9.7	—	25.6
Tax expense	9.9	3.9	(2.4)	11.4
Net income	14.9	5.6	(3.5)	17.0
Depreciation	3.5	4.0	—	7.5
Capital expenditures	5.0	2.4	—	7.4
Total assets	453.6	198.6	(47.1)	605.1
9 Months ended September 21, 2001
Gross revenues	$591.5	$741.5	$(63.1)	$1,269.9
Net revenues	132.2	109.8	—	242.0
Income from operations	24.8	17.2	(5.0)	37.0
Interest expense, net	15.6	13.7	—	29.3
Tax expense	4.9	1.7	(2.7)	3.9
Net income	4.3	1.8	(3.1)	3.0
Depreciation and amortization	4.1	9.2	—	13.3
Capital expenditures	5.8	4.9	—	10.7
Total assets	451.0	159.2	53.1	663.3

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The 2001 amounts have been restated to separate corporate amounts from the Retail column and into the Corp./Other column. Intersegment revenues were $26.8 million and $23.7 million for the three month periods ending September 20, 2002 and September 21, 2001, respectively, and $77.9 million and $63.1 million for the nine month periods ending September 20, 2002 and September 21, 2001, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 12.    EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 20, 2002	Sept. 21, 2001	Sept. 20, 2002	Sept. 21, 2001
Numerator:
Net income—basic	$8.2	$1.0	$17.0	$3.0
Minority interest	—	—	—	0.8

Numerator for earnings per share—diluted	$8.2	$1.0	$17.0	$3.8

Denominator:
Denominator for earnings per share—basic—
Common shares outstanding	36,811,848	23,089,494	28,268,475	22,962,056
Effect of dilutive securities:
Stock options	877,984	893,802	870,316	893,802
Exchangeable preferred stock of subsidiary	—	4,469,688	2,783,014	4,469,688

Denominator for earnings per share—diluted	37,689,832	28,452,984	31,921,805	28,325,546

Earnings per share—basic	$0.22	$0.04	$0.60	$0.13

Earnings per share—diluted	$0.22	$0.04	$0.53	$0.13

Options to purchase 403,800 shares of common stock at $15.00 per share were outstanding during the third quarter of 2002 but were not included in the computation of diluted earnings per share for the three and nine months ended September 20, 2002 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 838,000 shares of common stock at $12.50 per share were outstanding during the third quarter of 2001 but were not included in the computation of diluted earnings per share for the three and nine months ended September 21, 2001 because the options’ exercise price was greater than the average market price of the common shares.

NOTE 13.    HEDGING ACTIVITIES

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

The Company entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on the Company’s debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. The average interest rate for amounts received during the first nine months of 2002 was approximately 1.9%. There was no statement of operations impact related to the expiration of the swaps on October 11, 2002.

Interest expense for the three and nine months ended September 20, 2002 includes no net gains or losses representing cash flow hedge ineffectiveness, since the critical terms of the Company’s swap agreements and debt obligations are matched. The Company recognizes additional interest expense resulting from amortization of amounts deferred to other comprehensive income (loss).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 14.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 20, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$188.9	$229.4	$(26.8)	$391.5
Cost of purchased transportation and Services	136.1	194.5	(26.8)	303.8

Net revenues	52.8	34.9	—	87.7
Operating expenses	36.6	30.6	—	67.2

Income from operations	16.2	4.3	—	20.5
Interest expense	4.4	2.3	—	6.7
Equity in net earnings of subsidiary	1.2	—	(1.2)	—

Income before income taxes	13.0	2.0	(1.2)	13.8
Income taxes	4.8	0.8	—	5.6

Net income	$8.2	$1.2	$(1.2)	$8.2

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Three Months Ended September 21, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$191.5	$230.3	$(23.7)	$398.1
Cost of purchased transportation and Services	147.0	194.5	(23.7)	317.8

Net revenues	44.5	35.8	—	80.3
Operating expenses	36.2	32.7	—	68.9

Income from operations	8.3	3.1	—	11.4
Interest expense	4.7	3.9	—	8.6
Equity in net earnings of subsidiary	(0.4)	—	0.4	—

Income before income taxes and minority Interest	3.2	(0.8)	0.4	2.8
Income taxes	2.2	(0.4)	—	1.8
Minority interest	—	—	—	—

Net income	$1.0	$(0.4)	$0.4	$1.0

Nine Months Ended September 20, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$589.2	$663.7	$(77.9)	$1,175.0
Cost of purchased transportation and Services	432.6	565.0	(77.9)	919.7

Net revenues	156.6	98.7	—	255.3
Operating expenses	115.9	85.4	—	201.3

Income from operations	40.7	13.3	—	54.0
Interest expense	15.9	9.7	—	25.6
Equity in net earnings of subsidiary	1.6	—	(1.6)	—

Income before income taxes	26.4	3.6	(1.6)	28.4
Income taxes	9.4	2.0	—	11.4

Net income	$17.0	$1.6	$(1.6)	$17.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Nine Months Ended September 21, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$591.5	$741.5	$(63.1)	$1,269.9
Cost of purchased transportation and services	459.3	631.7	(63.1)	1,027.9

Net revenues	132.2	109.8	—	242.0
Operating expenses	109.0	96.0	—	205.0

Income from operations	23.2	13.8	—	37.0
Interest expense	15.6	13.7	—	29.3
Equity in net earnings (losses) of subsidiary	(0.6)	—	0.6	—

Income before income taxes and minority interest	7.0	0.1	0.6	7.7
Income taxes	4.0	(0.1)	—	3.9
Minority interest	—	0.8	—	0.8

Net income (loss)	$3.0	$(0.6)	$0.6	$3.0

CONDENSED CONSOLIDATING BALANCE SHEETS
September 20, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
ASSETS
Current assets	$91.0	$127.0	$(8.9)	$209.1
Property and equipment, net	46.4	12.5	—	58.9
Investment in subsidiaries	239.5	—	(239.5)	—
Goodwill, net	23.3	258.2	—	281.5
Deferred income taxes	45.8	1.5	—	47.3
Other assets	7.6	0.7	—	8.3

Total assets	$453.6	$399.9	$(248.4)	$605.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$53.4	$129.4	$(8.9)	$173.9
Long-term debt	225.8	30.3	—	256.1
Other liabilities	1.7	0.7	—	2.4
Total stockholders’ equity (deficit)	172.7	239.5	(239.5)	172.7

Total liabilities and stockholders’ equity	$453.6	$399.9	$(248.4)	$605.1

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 20, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash provided by (used in) operating activities	$18.6	$9.7	$—	$28.3
Investing activities:
Capital expenditures	(5.0)	(2.4)	—	(7.4)
Proceeds from sales of property and equipment	0.9	—	—	0.9

Net cash used in investing activities	(4.1)	(2.4)	—	(6.5)
Financing activities:
Checks drawn in excess of cash balances	13.0	(23.9)	—	(10.9)
Proceeds from issuance of common stock	125.9	109.8	(109.8)	125.9
Debt, revolving credit facility and capital lease obligation repayment	(135.4)	(110.1)	109.8	(135.7)

Net cash (used in) provided by financing activities	3.5	(24.2)	—	(20.7)
Net increase (decrease) in cash and cash equivalents	18.0	(16.9)	—	1.1
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$18.0	$(16.9)	$—	$1.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Nine Months Ended September 21, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash (used in) provided by operating activities	$13.2	$11.2	$—	$24.4
Investing activities:
Capital expenditures	(5.8)	(4.9)	—	(10.7)
Proceeds from sales of property and equipment	0.2	—	—	0.2

Net cash used in investing activities	(5.6)	(4.9)	—	(10.5)
Financing activities:
Checks drawn in excess of cash balances	(3.8)	(6.1)	—	(9.9)
Proceeds from issuance of common stock	0.1	—	—	0.1
Proceeds from issuance of preferred stock	0.2	—	—	0.2
Repurchase of preferred stock	(0.2)	—	—	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	(3.9)	(0.2)	—	(4.1)

Net cash (used in) provided by financing activities	(7.6)	(6.3)	—	(13.9)
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward looking statements that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Industry trends;

•	Increases in our leverage;

•	Changes in our business strategy, development plans or cost savings plans;

•	Our ability to integrate acquired businesses;

•	The loss of one or more of our major customers;

•	Competition;

•	Availability of qualified personnel;

•	Changes in, or the failure to comply with, government regulation;

•	Terrorism and acts of war; and

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

Three Months Ended September 20, 2002 Compared to Three Months Ended September 21, 2001

The following table sets forth our historical financial data for the three months ended September 20, 2002 and September 21, 2001 (in millions).

	2002	2001	Change	% Change
Gross revenues
Wholesale	$188.9	$191.5	$(2.6)	-1.4%
Retail	229.4	230.3	(0.9)	-0.4
Inter-segment elimination	(26.8)	(23.7)	(3.1)	13.1

Total	391.5	398.1	(6.6)	-1.7
Cost of purchased transportation and services
Wholesale	136.1	147.0	(10.9)	-7.4
Retail	194.5	194.5	—	—
Inter-segment elimination	(26.8)	(23.7)	(3.1)	13.1

Total	303.8	317.8	(14.0)	-4.4
Net revenues
Wholesale	52.8	44.5	8.3	18.7
Retail	34.9	35.8	(0.9)	-2.5

Total	87.7	80.3	7.4	9.2
Direct operating expenses
Wholesale	24.7	22.1	2.6	11.8
Retail	—	—	—	—

Total	24.7	22.1	2.6	11.8
Selling, general & administrative expenses
Wholesale	10.8	9.9	0.9	9.1
Retail	25.6	26.3	(0.7)	-2.7
Corporate	3.6	1.1	2.5	227.3

Total	40.0	37.3	2.7	7.2
Depreciation and amortization
Wholesale	1.1	1.3	(0.2)	-15.4
Retail	1.4	3.0	(1.6)	-53.3

Total	2.5	4.3	(1.8)	-41.9
Merger and severance
Wholesale	—	0.8	(0.8)	-100.0
Retail	—	0.2	(0.2)	-100.0
Corporate	—	0.2	(0.2)	-100.0

Total	—	1.2	(1.2)	-100.0
Other
Wholesale	—	0.5	(0.5)	-100.0
Retail	—	1.9	(1.9)	-100.0
Corporate	—	1.6	(1.6)	-100.0

Total	—	4.0	(4.0)	-100.0
Income from operations
Wholesale	16.2	9.9	6.3	63.6
Retail	7.9	4.4	3.5	79.5
Corporate	(3.6)	(2.9)	(0.7)	24.1

Total	20.5	11.4	9.1	79.8
Interest expense, net	6.7	8.6	(1.9)	-22.1
Income tax expense	5.6	1.8	3.8	211.1
Net income	$8.2	$1.0	$7.2	720.0

Overview.    As a result of strength in our wholesale segment domestic operations and retail segment auto operations, our results for the third quarter of 2002 improved over the third quarter of 2001 as well as showing improvement over our first and second quarter 2002 results. We were able to increase net revenues, income from operations, net income and earnings per share for the 2002 quarter compared to the 2001 quarter. While our results for the 2002 quarter improved overall, they continued to be negatively impacted by the general economic downturn and a cyclical slowdown in the automotive sector of our wholesale segment. Our retail segment operations most affected by the economic downturn were our truck brokerage, freight handling and international freight forwarding operations. Our retail auto operations improved over the prior years’ quarter due primarily to the addition of business from Toyota. Our wholesale operations were also affected by reduced automotive and international shipments as discussed below.

Gross Revenues.    Gross revenues decreased $6.6 million, or 1.7%, for the three months ended September 20, 2002 compared to the three months ended September 21, 2001. However, as discussed below, net revenues increased 9.2% for the 2002 quarter compared to the 2001 quarter. Gross revenues in our retail segment decreased $0.9 million reflecting reductions primarily in the truck brokerage, freight handling and freight forwarding operations associated with the general economic downturn, partially offset by the addition of business from Toyota. Wholesale segment gross revenues decreased $2.6 million reflecting decreases in wholesale automotive and wholesale international operations partially offset by an increase in wholesale third-party domestic operations. The wholesale automotive operations decrease in freight revenues reflected the cyclical slowdown in the automotive sector. The wholesale segment continues to handle all of the containerized auto business moved by rail in and out of Mexico. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low margin business of an international shipping customer in the fourth quarter of 2001. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. Contributing to the overall decrease in wholesale segment gross revenues was a lower fuel surcharge in the 2002 quarter compared to the 2001 quarter. In addition, we saw an increase in ancillary revenues of $2.5 million from railcar rental and container per diem revenue associated with the increase in equipment under lease in the 2002 quarter partially offset by lower repositioning revenue.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased segment revenues by $3.1 million, or 13.1%, in the 2002 quarter compared to the 2001 quarter. Cross-selling activities within the retail segment increased segment revenues by $2.5 million, or 60.4%, in the 2002 quarter compared to the 2001 quarter.

Net Revenues.    Net revenues increased $7.4 million, or 9.2%, for the 2002 quarter compared to the 2001 quarter. The retail segment’s net revenues decreased $0.9 million primarily due to the economic downturn discussed above. The retail segment gross margin decreased to 15.2% during the 2002 quarter compared to 15.5% during the 2001 quarter due primarily to changes in business mix. The wholesale segment’s net revenues increased $8.3 million in the 2002 quarter compared to the 2001 quarter primarily due to strength in wholesale third-party domestic operations and ancillary revenues described above, as well as improved yield management. Equipment repositioning costs were less in the 2002 quarter as a result of the increase in domestic traffic volume, especially the northbound general freight traffic out of Mexico that began to increase in the fourth quarter of 2001. The wholesale segment gross margin increased to 27.9% in the 2002 quarter from 23.2% in the 2001 quarter primarily due to business mix changes and increases in higher margin ancillary services discussed above. The gross margin on freight transportation increased to 23.0% in the 2002 quarter compared to 20.0% in the 2001 quarter due primarily to the loss of the low margin international shipping customer and other changes in business mix.

Direct Operating Expenses.    Direct operating expenses, which are only incurred by the wholesale segment, increased $2.6 million, or 11.8%, in the 2002 quarter compared to the 2001 quarter due to increased railcar lease and maintenance expenses as a result of the expansion of the fleet of railcars during the latter part of 2001 and increased container and chassis maintenance costs to improve fleet quality, partially offset by reduced container and chassis lease expenses as a result of the downsizing of the container and chassis fleet during 2001 and the related 2001 charge of $1.4 million for container and chassis return costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $2.7 million, or 7.2%, in the 2002 quarter compared to the 2001 quarter primarily as the result of increased compensation expense reflecting infrastructure needs in our wholesale segment partially offset by savings in our retail segment associated with reduced headcount in the 2002 quarter. The retail segment employed approximately 61 fewer people during the 2002 quarter primarily as a result of our fiscal year 2001 consolidation and integration activities. Our corporate costs increased in the 2002 quarter due primarily to increased compensation expense.

Depreciation and Amortization.    Depreciation and amortization expenses decreased $1.8 million, or 41.9%, for the 2002 quarter compared to the 2001 quarter primarily as a result of adopting SFAS 142 on December 29, 2001 and ceasing the amortization of goodwill during 2002. Depreciation expense was $2.5 million and $2.6 million in the 2002 and 2001 quarters, respectively, and goodwill amortization expense was $0 and $1.7 million for the 2002 quarter and 2001 quarter, respectively.

Merger and Severance.    In September 2001, we recorded a $1.2 million pre-tax charge including $0.8 million for the severance of employees in the wholesale segment and $0.4 million for the write-off of retail segment and corporate assets that were no longer feasible and were abandoned.

Other.    Other expenses in the 2001 period included $0.5 million for early termination costs associated with the termination of a chassis and container maintenance agreement, $1.9 million for the write-off of agent balances due to an agent bankruptcy and $1.6 million for the write-off of costs relating to our initial public offering.

Income From Operations.    Income from operations increased $9.1 million, or 79.8%, from $11.4 million in the 2001 quarter to $20.5 million in the 2002 quarter. The increase in operating profit is a result of the increase in net revenues and wholesale segment margins described above. Wholesale segment income from operations increased $6.3 million due primarily to the strength in wholesale third-party domestic operations, increased ancillary revenues and the absence in the 2002 quarter of the 2001 merger and severance and other charges and the charge for the container and chassis return program, partially offset by increased labor costs associated with the infrastructure needs of the wholesale division. Retail segment income from operations increased $3.5 million reflecting the elimination of goodwill amortization expense, savings associated with reduced headcount related to our year 2001 consolidation and integration activities and the absence in the 2002 quarter of the 2001 merger and severance and other charges, partially offset by the effects of the economic downturn discussed above.

Interest Expense.    Interest expense decreased by $1.9 million, or 22.1%, for the 2002 quarter compared to the 2001 quarter due to a lower level of outstanding debt and lower interest rates in 2002. In June 2002, we completed our initial public offering of common stock and repaid $125.9 million of our variable interest rate bank debt.

Income Tax Expense.    Income tax expense increased $3.8 million in the 2002 quarter compared to the 2001 quarter due to higher pre-tax income in the 2002 quarter partially offset by a lower effective income tax rate. The effective tax rate decreased to 40.6% during the 2002 quarter compared to 64.3% for the 2001 quarter due to the adoption of SFAS 142 on December 29, 2001 and ceasing the amortization of goodwill during 2002.

Net Income.    Net income increased $7.2 million from $1.0 million in the 2001 quarter to $8.2 million in the 2002 quarter due to the increased income from operations discussed above, coupled with reduced interest expense due to lower debt levels and interest rates in the 2002 quarter. Partially offsetting this increase was increased income tax expense associated with higher pre-tax income in the 2002 quarter.

Nine Months Ended September 20, 2002 Compared to Nine Months Ended September 21, 2001

The following table sets forth our historical financial data for the nine months ended September 20, 2002 and September 21, 2001 (in millions).

	2002	2001	Change	% Change
Gross revenues
Wholesale	$589.2	$591.5	$(2.3)	-0.4%
Retail	663.7	741.5	(77.8)	-10.5
Inter-segment elimination	(77.9)	(63.1)	(14.8)	23.5

Total	1,175.0	1,269.9	(94.9)	-7.5
Cost of purchased transportation and services
Wholesale	432.6	459.3	(26.7)	-5.8
Retail	565.0	631.7	(66.7)	-10.6
Inter-segment elimination	(77.9)	(63.1)	(14.8)	23.5

Total	919.7	1,027.9	(108.2)	-10.5
Net revenues
Wholesale	156.6	132.2	24.4	18.5
Retail	98.7	109.8	(11.1)	-10.1

Total	255.3	242.0	13.3	5.5
Direct operating expenses
Wholesale	78.0	71.1	6.9	9.7
Retail	—	—	—	—

Total	78.0	71.1	6.9	9.7
Selling, general & administrative expenses
Wholesale	34.4	30.9	3.5	11.3
Retail	75.5	81.3	(5.8)	-7.1
Corporate	5.9	3.2	2.7	84.4

Total	115.8	115.4	0.4	0.3
Depreciation and amortization
Wholesale	3.5	4.1	(0.6)	-14.6
Retail	4.0	9.2	(5.2)	-56.5

Total	7.5	13.3	(5.8)	-43.6
Merger and severance
Wholesale	—	0.8	(0.8)	-100.0
Retail	—	0.2	(0.2)	-100.0
Corporate	—	0.2	(0.2)	-100.0

Total	—	1.2	(1.2)	-100.0
Other
Wholesale	—	0.5	(0.5)	-100.0
Retail	—	1.9	(1.9)	-100.0
Corporate	—	1.6	(1.6)	-100.0

Total	—	4.0	(4.0)	-100.0
Income from operations
Wholesale	40.7	24.8	15.9	64.1
Retail	19.2	17.2	2.0	11.6
Corporate	(5.9)	(5.0)	(0.9)	18.0

Total	54.0	37.0	17.0	45.9
Interest expense, net	25.6	29.3	(3.7)	-12.6
Income tax expense	11.4	3.9	7.5	192.3
Minority interest	—	0.8	(0.8)	-100.0
Net income	$17.0	$3.0	$14.0	466.7

Overview.    As a result of strength primarily in our wholesale segment domestic operations, our results for the first nine months of 2002 improved over the first nine months of 2001. We were able to increase net revenues, income from operations, net income and earnings per share for the 2002 period compared to the 2001 period. While our results for the 2002 period improved overall, they continued to be negatively impacted by the general economic downturn and a cyclical slowdown in the automotive sector. Our retail segment operations most affected by the economic downturn were our truck brokerage, freight handling and international freight forwarding operations. Our wholesale operations were also affected by reduced automotive and international shipments as discussed below.

Gross Revenues.    Gross revenues decreased $94.9 million, or 7.5%, for the nine months ended September 20, 2002 compared to the nine months ended September 21, 2001. However, as discussed below, net revenues increased 5.5% for the 2002 period compared to the 2001 period. Gross revenues in our retail segment decreased $77.8 million reflecting reductions primarily in the truck brokerage and freight handling operations associated with the cyclical slowdown in the automotive sector and less freight forwarding business. Wholesale segment gross revenues decreased $2.3 million reflecting decreases in wholesale automotive and wholesale international operations partially offset by an increase in wholesale third-party domestic operations. The wholesale automotive operations decrease in freight revenues reflected the cyclical slowdown in the automotive sector. The wholesale segment continues to handle all of the containerized auto business moved by rail in and out of Mexico. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low margin business of an international shipping customer in the fourth quarter of 2001. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. Contributing to the overall decrease in wholesale segment gross revenues was a lower fuel surcharge in the 2002 period compared to the 2001 period. In addition, we saw an increase in ancillary revenues of $10.4 million from railcar rental and container per diem revenue associated with the increase in equipment under lease in the 2002 period partially offset by lower repositioning revenue.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased segment revenues by $14.8 million, or 23.5%, in the 2002 period compared to the 2001 period. Cross-selling activities within the retail segment increased segment revenues by $6.0 million, or 62.5%, in the 2002 period compared to the 2001 period.

Net Revenues.    Net revenues increased $13.3 million, or 5.5%, for the 2002 period compared to the 2001 period. The retail segment’s net revenues decreased $11.1 million primarily due to the economic downturn discussed above. The retail segment gross margin increased to 14.9% during the 2002 period compared to 14.8% during the 2001 period due primarily to yield management initiatives and changes in business mix. The wholesale segment’s net revenues increased $24.4 million in the 2002 period compared to the 2001 period primarily due to strength in wholesale third-party domestic operations and ancillary revenues described above, as well as improved yield management. Equipment repositioning costs were less in the 2002 period as a result of the increase in domestic traffic volume, especially the northbound general freight traffic out of Mexico that began to increase in the fourth quarter of 2001. The wholesale segment gross margin increased to 26.6% in the 2002 period from 22.4% in the 2001 period primarily due to business mix changes and increases in higher margin ancillary services discussed above. The gross margin on freight transportation increased to 21.6% in the 2002 period compared to 19.9% in the 2001 period due primarily to the loss of the low margin international shipping customer and other changes in business mix.

Direct Operating Expenses.    Direct operating expenses, which are only incurred by the wholesale segment, increased $6.9 million, or 9.7%, in the 2002 period compared to the 2001 period due to increased railcar lease and maintenance expenses as a result of the expansion of the fleet of railcars during the latter part of 2001 and increased container and chassis maintenance costs to improve fleet quality, partially offset by reduced container and chassis lease expenses as a result of the downsizing of the container and chassis fleet during 2001 and the related 2001 charge of $1.4 million for container and chassis return costs.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $0.4 million, or 0.3%, in the 2002 period compared to the 2001 period primarily as the result of increased compensation expense reflecting infrastructure needs of our wholesale segment and increased corporate compensation expense, partially offset by savings in our retail segment associated with reduced headcount in the 2002 period. The retail segment employed approximately 115 fewer people during the 2002 period primarily as a result of our fiscal year 2001 consolidation and integration activities. In addition, during March 2001, we terminated the container and chassis maintenance management contract and brought that function in-house, which while increasing administrative labor costs for our wholesale segment, reduced repair and maintenance costs and provided for more control of the maintenance function.

Depreciation and Amortization.    Depreciation and amortization expenses decreased $5.8 million, or 43.6%, for the 2002 period compared to the 2001 period as a result of adopting SFAS 142 on December 29, 2001 and ceasing the amortization of goodwill during 2002. Depreciation expense was $7.5 million and $7.9 million in the 2002 period and 2001 period, respectively, and goodwill amortization expense was $0 and $5.4 million for the 2002 period and 2001 period, respectively.

Merger and Severance.    In September 2001, we recorded a $1.2 million pre-tax charge including $0.8 million for the severance of employees in the wholesale segment and $0.4 million for the write-off of retail segment and corporate assets that are no longer feasible and have been abandoned.

Other.    Other expenses in the 2001 period included $0.5 million for early termination costs associated with the termination of a chassis and container maintenance agreement, $1.9 million for the write-off of agent balances due to an agent bankruptcy and $1.6 million for the write-off of costs relating to our initial public offering.

Income From Operations.    Income from operations increased $17.0 million, or 45.9%, from $37.0 million in the 2001 period to $54.0 million in the 2002 period. The increase in operating profit is a result of the increase in net revenues and margins described above. Wholesale segment income from operations increased $15.9 million due primarily to the strength in wholesale third-party domestic operations, increased ancillary revenues and the absence in the 2002 period of the 2001 merger and severance and other charges and the charge for the container and chassis return program, partially offset by increased labor costs associated with the infrastructure needs of the wholesale division. Retail segment income from operations increased $2.0 million reflecting the elimination of goodwill amortization expense, savings associated with reduced headcount related to our year 2001 consolidation and integration activities and the absence in the 2002 period of the 2001 merger and severance and other charges, partially offset by the economic downturn discussed above.

Interest Expense.    Interest expense decreased by $3.7 million, or 12.6%, for the 2002 period compared to the 2001 period due to a lower level of outstanding debt and lower interest rates in 2002. In June 2002, we completed our initial public offering of common stock and repaid $125.9 million of our variable interest rate bank debt. Included in interest expense for the 2002 period were $0.8 million of loan fees written-off associated with the debt repayment from our IPO.

Income Tax Expense.    Income tax expense increased $7.5 million in the 2002 period compared to the 2001 period due to higher pre-tax income in the 2002 period partially offset by a lower effective income tax rate. The effective tax rate decreased to 40.1% during the 2002 period compared to 50.6% for the 2001 period due to the adoption of SFAS 142 on December 29, 2001 and ceasing the amortization of goodwill during 2002.

Minority Interest Expense.    Minority interest expense, which represented 7.5% paid-in-kind dividends on the Series B exchangeable preferred stock of our subsidiary Pacer Logistics, decreased $0.8 million because the dividends ceased to accrue as of May 28, 2001. As a result, we have not recognized any minority interest expense since that date. All 22,348.44 outstanding shares of Series B exchangeable preferred stock of Pacer Logistics were exchanged for common stock in conjunction with our IPO at an exchange rate of 200 shares of common stock for each outstanding share of exchangeable preferred stock.

Net Income.    Net income increased $14.0 million from $3.0 million in the 2001 period to $17.0 million in the 2002 period due to the increased income from operations discussed above, coupled with reduced interest expense due to lower debt levels and interest rates in the 2002 period. Partially offsetting this increase was increased income tax expense associated with higher pre-tax income in the 2002 period.

Liquidity and Capital Resources

Cash provided by operating activities was $28.3 million and $24.4 million for the first nine months of 2002 and 2001, respectively. The increased source of cash was due to a reduction in accounts receivable and improved income from operations partially offset by lower accounts payable. The lower accounts receivable resulted from improved collection efforts and the lower accounts payable resulted from improved payables processing, both associated with the consolidation of our retail segment operations in Ohio. Decreased gross revenues and expense levels during the 2002 period resulting from the economic downturn also contributed to the lower levels of receivables and payables. In addition, we made merger and severance payments of $2.1 million and $3.0 million during the 2002 period and 2001 period, respectively, and $2.0 million of acquisition fees were paid in the 2001 period for the acquisitions of GTS, RFI and Rail Van. Lower interest costs during the 2002 period associated with the repayment of debt related to our June 2002 IPO also contributed to the improved operating cash flow. Cash generated from operating activities is typically used to pay down debt, for working capital purposes, to fund capital expenditures and for acquisitions. Working capital increased to $35.2 million at September 20, 2002 compared to $17.2 million at September 21, 2001 due to improved operations.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments, consisting of long-term debt, capital lease and operating lease requirements as of September 20, 2002.

Debt and Lease Obligation Payment Requirements
($ in millions)

	Total	Remaining in 2002	Fiscal Year 2003	Fiscal Year 2004	Fiscal Years 2005 - 2006	Thereafter
Long-term debt	$262.0	$0.3	$6.1	$1.1	$104.5	$150.0
Operating leases(1)	337.1	16.1	48.9	44.0	69.9	158.2
Capital leases	0.2	0.1	0.1	—	—	—

Total	$599.3	$16.5	$55.1	$45.1	$174.4	$308.2

(1)	These amounts represent the aggregate operating lease expense that will be reflected in our statement of operations during these periods to the extent these operating leases remain outstanding.

Our total long-term debt was incurred to finance our recapitalization, the acquisition of Pacer Logistics in 1999 and the acquisitions of Conex, GTS, RFI and Rail Van during the year 2000. There were no acquisitions in 2001 or in the first nine months of 2002. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. We do not anticipate additional equipment leases during 2002 other than for the replacement of approximately 700 containers anticipated to be retired by the end of 2002. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues which were $46.0 million in the first nine months of 2002, $35.6 million in the first nine months of 2001 and $52.5 million in the full year 2001.

Based upon the current level of operations, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our largest customer generated $93.5 million, or 8.0%, of our gross revenues during the first nine months of 2002 and $128.1 million, or 7.7%, of our gross revenues in the year 2001. Loss of this customer, or others, could have an adverse impact on our results of operations and operating cash flows. In addition, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our results of operations and operating cash flows could be adversely impacted.

Effective September 29, 2002 (during our fiscal fourth quarter), the west coast ports were shut down as a result of a labor dispute. On October 9, 2002, the ports were reopened as a result of a court order implementing provisions of the Taft-Hartley Act. Third party international loadings and repositioning revenue from our wholesale segment were adversely impacted during the shutdown of the ports and are currently constrained as the railroads work to restore operations to normal levels. In addition, railcar utilization declined during the shutdown impacting railcar revenues. Our retail segment has also been impacted by the shutdown with local trucking and harbor drayage on the west coast experiencing lower volumes and our international freight forwarding operations were impacted due to reduced ship sailings. We anticipate that it will take a number of weeks before our wholesale and retail operations return to normalized levels. While the strike’s overall impact on the Company thus far has not been significant, we cannot give assurance that that will remain the case if the strike resumes after the 90-day Taft-Hartley cooling-off period and continues for an extended period of time.

Cash flows used in investing activities were $6.5 million and $10.5 million for the first nine months of 2002 and 2001, respectively. The use of cash during both the 2002 and 2001 periods was for capital expenditures primarily for the planned conversion from APL Limited’s computer systems to a stand-alone capability for our wholesale segment and the expansion of our retail segment computer system to handle all of our retail operations requirements. In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the market place from unrelated third parties. At September 20, 2002, an aggregate of $9.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract. We believe that it is probable that software being developed for internal use will be completed and placed in service as we have the ability and intention to complete this software project. However, in the event facts and circumstances change which would indicate that it is no longer probable that the computer software developed will be completed and placed in service, we would evaluate the previously capitalized software for impairment.

During the third quarter of 2002 we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. We have not been able to reach a mutually acceptable agreement with the developer, and the developer has indicated that it will not be able to complete the contract on its current terms. During the fourth quarter of 2002, we instituted arbitration under the agreement seeking damages for the developer’s failure to complete the contract. The developer has not yet filed its answer in the proceeding. As the arbitration is in its initial stages, we are unable to assess its likely outcome but intend to pursue our claims vigorously. We will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited.

Cash flows used in financing activities were $20.7 million and $13.9 million for the first nine months of 2002 and 2001, respectively. During the 2002 period, we completed our IPO as discussed below. Proceeds of $125.9 million, net of fees and expenses, from this transaction were used to repay $63.5 million of term loans and $62.4 million of the revolving credit facility. In addition, during the 2002 period we repaid $1.2 million of term loans, $8.4 million of the revolving credit facility and $0.2 million of capital lease obligations. During the 2001 period, $3.0 million was repaid under the revolving credit facility, $0.9 million was repaid on the term loans and $0.2 million of capital lease obligations were repaid.

On June 18, 2002, we completed an initial public offering of 14,000,000 shares of common stock at $15.00 per share, including 4,750,000 shares sold by selling stockholders. Total proceeds on the 9,250,000 shares sold by us were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million in underwriting discounts, commissions and related fees. We repaid $63.5 million of outstanding term loans and $62.4 million of the revolving credit facility with the proceeds of the offering. In addition, a 2,100,000 share over-allotment option was exercised by the underwriters with all proceeds to the selling stockholders.

Prior to the consummation of the offering, we issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics exchangeable preferred stock.

We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the first nine months of 2002 was approximately 1.9%. There was no statement of operations impact related to the expiration of the swaps on October 11, 2002.

The revolving and term loan credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries’ properties and assets. At September 20, 2002, we had $91.4 million available under the revolving credit facility, subject to borrowing base requirements. The credit agreement contains certain restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At September 20, 2002, the Company was in compliance with these covenants.

The wholesale segment took delivery of 874 primarily 53-foot chassis and 701 primarily 53-foot containers financed through operating leases and returned 1,114 primarily 48-foot chassis and 712 primarily 48-foot containers during the 2002 period.

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

The Financial Accounting Standards Board issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”, which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4 and SFAS 64, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, gains and losses from debt extinguishment are to be classified as extraordinary only if they meet the criteria in Accounting Principles Board Opinion 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The Statement also requires that sale-leaseback accounting be used for transactions that are similar in form and substance to sale-leaseback transactions. We do not expect implementation of this standard to have a significant effect on its results of operations or financial condition.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect implementation of this standard to have a significant effect on its results of operations or financial condition.

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

Effective April 11, 2001, we entered into two interest rate swap agreements totaling a notional amount of $100.0 million, to manage fluctuations in cash flows resulting from interest rate risk. As of September 20, 2002, a liability of $0.2 million is included in accounts payable and accrued liabilities and offset in other accumulated comprehensive income (loss) which represents the fair market value of the swaps. The swaps terminated on October 11, 2002. Based upon the average variable interest rate debt outstanding during the first nine months of 2002, a 1% change in our variable interest rates would effect our pre-tax earnings by approximately $1.8 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4.    CONTROLS AND PROCEDURES

As of a date (the “Evaluation Date”) within the 90 days prior to the date of this report, the Company performed an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, unanimously concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and the date of this report.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 10 to the Notes to Condensed Consolidated Financial Statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first nine months of 2002, a former management member exercised options to purchase 2,666 shares of our common stock at an average purchase price of $5.00 per share. Proceeds were used for general corporate purposes. We granted 415,800 options during the first nine months of 2002 to management personnel to purchase Pacer International, Inc. common stock at $15.00 per share.

During the first nine months of 2001, certain members of our senior management exercised options to purchase 365,748 shares of our common stock at an average purchase price of $0.11 per share and exercised options to purchase 1,000 shares at an average purchase price of $5.00 per share. The proceeds were used to repay the remaining portion of the notes payable to management that were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In addition, certain members of senior management exercised 27,498 Pacer International, Inc. preferred stock options with an exercise price of $9.00 per share. We elected, at our discretion, to repurchase and retire the preferred stock that was issued upon the exercise of the options. We granted 558,000 options during the first nine months of 2001 to management personnel to purchase Pacer International, Inc. common stock at $12.50 per share.

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

Pursuant to a Plan of Reorganization among us and Coyote Acquisition LLC, prior to the effective date of the registration statement relating to our initial public offering, Coyote Acquisition LLC contributed all of its assets to us in exchange solely for newly issued shares of our common stock. Coyote Acquisition LLC’s assets consisted solely of 17,824,000 shares of our common stock. We issued 17,824,000 shares of our common stock to Coyote Acquisition LLC in the transaction. The reorganization had no effect on the number of shares owned by Coyote Acquisition LLC or their rights as a stockholder. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. Coyote Acquisition LLC distributed 16,041,600 of these shares to its sole member, Apollo Investment Fund IV, L. P.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

10.1	Employment Agreement dated as of September 30, 2002 between Pacer International, Inc. and Carl K. Kooyoomjian.*

*	filed herewith

(b)  During the three months ended September 20, 2002, no reports on Form 8-K were filed by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

By:	/s/ D.C. ORRIS
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2002

By:	/s/ L.C. YARBERRY
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 29, 2002

I, D.C. Orris, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pacer International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ D.C. ORRIS
D.C. Orris Chairman, President and Chief Executive Officer

Date: October 29, 2002

I, L.C. Yarberry, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Pacer International, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

c)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

d)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ L.C. YARBERRY
L.C. Yarberry Executive Vice President and Chief Financial Officer

Date: October 29, 2002

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated as of September 30, 2002 between Pacer International, Inc. and Carl K. Kooyoomjian.