Form 10-K
period 2002-12-27
PACER INTERNATIONAL INC/TN
filed 2003-03-19
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-49828

PACER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-0935669
(State or other jurisdiction	(I.R.S. employee
of organization)	identification no.)

2300 Clayton Road, Suite 1200

Concord, CA 94520

Telephone Number (887) 917-2237

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (Par Value $0.01 per share)	Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes    ☒    No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $390,732,756 at June 28, 2002 (using the Nasdaq National Market closing price).

On March 6, 2003 the Registrant had 36,863,648 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on May 6, 2003, have been incorporated by reference into Part III of this Form 10-K. See pages 51 to 55 for the exhibit index.

General Information

In this annual report, “our company,” “Pacer International,” “we,” “us” and “our” refer to Pacer International, Inc. and its consolidated subsidiaries, and “Pacer Logistics” refers to our subsidiary Pacer Logistics, Inc. References to our wholesale operations include our Stacktrain operations and references to our retail operations include our intermodal marketing, truck brokerage and services, international freight forwarding, supply chain management services and warehouse and distribution services.

This annual report contains market data related to the transportation and logistics industries and their segments, including the third-party logistics market, and estimates regarding their size and growth. This market data has been included in reports published by organizations such as Standard & Poor’s, Cass Information Systems, the American Trucking Association, the Association of American Railroads and Armstrong & Associates. Except as otherwise noted, statements as to our size and position relative to our competitors are based on revenues.

We file our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual report to shareholders and annual Proxy Statement with the Securities and Exchange Commission (“SEC”), website http://www.sec.gov. These reports are also available, free of charge from our website at http://www.pacer-international.com, as soon as reasonably practical after we electronically file such material with the SEC. Information contained on our website is not part of this report.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this annual report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this annual report are discussed under “Risks Related to the Business” and elsewhere in this annual report. Except as otherwise required by federal securities laws, the company does not undertake any obligation to update such forward-looking statements whether as a result of new information, future events or otherwise.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this annual report.

Part I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

We are a leading non-asset based North American logistics provider. Within North America, we are one of the largest truck brokers, and we are one of the largest intermodal marketing companies, which facilitate the movement of freight by trailer or container using two or more modes of transportation. We believe that our competitive advantages include: the ability to pass volume rate savings and economies of scale to our customers; a significant opportunity to cross-sell services to existing customers; the flexibility to tailor services to our customers’ needs in rapidly changing freight markets; and the ability to provide more reliable and consistent services. Using our proprietary information systems, we provide logistics services to numerous Fortune 500 and multi-national companies, including Ford Motor Company (“Ford”), General Electric, Walmart Stores, Heinz, Kmart, Conagra, Whirlpool, Union Pacific Railroad (“Union Pacific”) and Sony, which together represented approximately 27% of our 2002 gross revenues, as well as numerous middle-market companies. We utilize a non-asset based strategy in which we seek to limit our investment in equipment and facilities and reduce working capital requirements through arrangements with transportation carriers and equipment providers. This strategy provides us with access to freight terminals and facilities and control over transportation-related equipment without owning assets.

In June 2002, we completed our initial public offering of common stock, using the proceeds of the offering to significantly reduce our long-term debt.

Our Service Offerings

We believe we are the third largest non-asset based logistics provider in North America. We provide our logistics services from two operating segments, our wholesale segment which provides services principally to transportation intermediaries and international shipping companies and our retail segment which provides services principally to end-user customers. These segments have separate management teams and offer different but related products and services (see Note 11 to the Consolidated Financial Statements for the financial results by segment). We believe that the combination of our wholesale and retail products and our ability to provide our customers with a comprehensive portfolio of services presents opportunities for enhanced growth and operational synergies. For example, from 2001 to 2002, revenues generated by our wholesale segment and originated by our retail segment increased from approximately $91 million to $109 million.

Wholesale Services

Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation that nearly always include a rail and truck segment. Our use of the stacktrain method, consisting of the movement of cargo containers stacked two high on special railcars, significantly improves the efficiency of our service by increasing capacity at low incremental cost without sacrificing quality of service. We are the largest non-railroad provider of intermodal rail service in North America. We sell intermodal service primarily to intermodal marketing companies, large automotive intermediaries, and international shipping customers, as well as to our own internal intermodal marketing company. We compete primarily with rail carriers offering intermodal service and indirectly with over-the-road full truckload carriers.

Given our significant intermodal rail market share, we have developed close working relationships with the railroads. Through long-term contracts with our primary rail carriers, Union Pacific and CSX, and other operating arrangements with other railroads, including Canadian National Railroad and two railroads in Mexico, we have access to a 50,000-mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. These contracts provide for, among other things, competitive rates, minimum service standards, capacity assurances, priority handling and the utilization of nationwide terminal facilities.

We maintain an extensive fleet of doublestack railcars, containers and chassis, substantially all of which are leased. As of December 27, 2002, our equipment consisted of 1,855 doublestack railcars, 21,815 containers and 23,135 chassis, which are steel frames with rubber tires used to transport containers over the highway. We provide APL Limited and other shipping companies with equipment repositioning services from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other customers, we receive compensation from the shipping companies for our repositioning service and from the other customers for shipment of their freight. In 2002, 2001 and 2000, we filled 76,104, 81,376 and 68,579 repositioned containers, respectively, with freight for shipment via our rail network on behalf of our domestic customers.

The size of our leased and owned equipment fleet, the frequent departures available to us through our rail contracts and the scope of the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements which we believe gives us an advantage in attaining the responsiveness and reliability required by our customers at a competitive price. In addition, our access to information technology enables us to continuously track cargo containers, chassis and railcars throughout our transportation network. Through our equipment fleet and arrangements with rail carriers, we can control the transportation equipment used in our wholesale operations and are able to employ full-time personnel on-site at the terminals, which allow us to ensure close coordination of the services provided at these facilities.

Retail Service

Intermodal Marketing

We believe we are the third largest intermodal marketing company in North America. We arrange for and optimize the movement of freight in containers and trailers throughout North America utilizing truck and rail transportation. We arrange for a full container or trailer load shipment to be picked up at origin by truck and transported a distance of generally less than 100 miles to a site for loading onto a train. The shipment is then transported via railroad (using either our wholesale services or rail carriers directly) several hundred miles to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be picked up and transported by truck to the final destination. In addition, we provide customized electronic tracking and analysis of charges, negotiate rail, truck and intermodal rates, determine the optimal routes, track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. We provide the majority of these services through a network of agents and independent trucking contractors, as well as through our own trucking services. Our intermodal marketing operations are based in Los Angeles, Pasadena and Livermore (California), Rutherford (New Jersey), Memphis (Tennessee), Chicago (Illinois), Detroit (Michigan), Jacksonville (Florida), Columbus and Dayton (Ohio), and Toronto (Canada). Our experienced transportation personnel are responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

Through our intermodal marketing operations, we assist the railroads and our wholesale operation in balancing freight originating in or destined to particular service areas, resulting in improved asset utilization. In addition, we serve our customers by passing on economies of scale that we achieve as a volume buyer from railroads, stacktrain operators, trucking companies and other third party transportation providers, providing access to large equipment pools and streamlining the paperwork and logistics of an intermodal move. We believe that the combination of our wholesale operations with our intermodal marketing services enables us to provide enhanced service to our customers and the opportunity for increased profitability and growth.

Trucking and Truck Brokerage Services

We believe we are the second largest truck broker in North America. We provide truck brokerage services throughout North America through our customer service centers in Livermore (California), Dallas (Texas), Chicago (Illinois), Mesa (Arizona), Conyers (Georgia), Rutherford (New Jersey), and Columbus (Ohio) and multiple agency offices located nationwide. We arrange the movement of freight in containers or trailers by truck using a network of over 5,000 independent trucking companies. We manage all aspects of these services for our customers, including selecting qualified carriers, negotiating rates, tracking shipments, billing and exception resolution. Our nationwide network of approved independent trucking contractors provides service to virtually any North American destination. Through this network, we are able to manage our customers’ needs for over the road shipments and when needed, multi-modal services to improve cost or increase capacity. Through our contractual arrangements, we take advantage of the opportunities provided by long haul national carriers, short haul regional carriers, private fleets and dedicated fleets. By utilizing our aggregate volumes to negotiate rates, we are able to provide high quality service at attractive prices.

Our truckload operations consist of flatbed and specialized heavy-haul trucking services, as well as full-load, regional and local van trucking services. Our capital investment is limited. We contract with independent trucking contractors that own and operate a fleet of more than 625 vehicles equipped with flatbed and specialized trailers.

We maintain local trucking operations in Los Angeles, Long Beach, Lathrop, Oakland and San Diego (California), Houston and Dallas (Texas), Jacksonville (Florida), Chicago (Illinois), Columbus (Ohio), Memphis (Tennessee), Kansas City (Kansas), Charleston (South Carolina), Seattle (Washington), Portland (Oregon) and Atlanta and Savannah (Georgia). We contract with independent trucking contractors who control more than 736 trucks. We also maintain interchange agreements with many major steamship lines, railroads and stacktrain operators. This network allows us to supply the local transportation requirements of shippers, ocean carriers and freight forwarders across the country.

We believe that our ability to provide a range of trucking services provides a competitive advantage as companies increasingly seek to outsource their transportation and logistics needs to companies that can manage multiple transportation requirements.

International Freight Forwarding and Non-Vessel Operating Common Carrier (NVOCC) Services

As an international freight forwarder, we typically provide freight forwarding services that involve transportation of freight into or out of the United States. As an indirect ocean carrier or non-vessel operating common carrier and a customs broker, we manage international shipping for our customers and provide or connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services, as an indirect air carrier. Our international product offerings serve more than 1,000 clients internationally through 17 offices and over 100 agents worldwide.

As an indirect ocean carrier or non-vessel operating common carrier, we arrange for the transportation of our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and provide shipment to the final destination. At the destination port, we or our agent effect delivery of the freight to the receivers of the goods, which may include custom clearance and inland freight transportation to the final destination.

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

Supply Chain Management

We use the information from our advanced information system to provide consulting and supply chain management services to our customers. These specialized services allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their raw materials and inventory throughout their supply chains and the distribution of finished goods to the end user. We provide infrastructure and equipment, integrated with our customers’ existing systems, to handle distribution planning, just-in-time delivery and automated ordering. We also provide and manage warehouses, distribution centers and other facilities for them. We can manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. In addition, we consult on identifying bottlenecks and inefficiencies and eliminating them by analyzing freight patterns and costs, optimizing distribution and warehouse locations, and analyzing/developing internal policies and procedures.

Warehouse and Distribution

Because of the complexity of freight patterns and the need to use multiple types of transportation, the handling and storage of freight on behalf of the shipper is often required during the transportation process. Our retail operation focuses on providing customers with specially designed transportation packages which fit their specific shipment patterns and transportation and inventory needs. Additionally, we have designed service packages intended to reduce our customers’ handling requirements and improve inventory efficiency. Some of the more common freight handling services we provide include the transfer of freight from international containers to rail-based or truck containers (transloading), repackaging merchandise from various shipments for distribution to multiple customer sites (consolidation/deconsolidation) and warehousing. These services are primarily offered on the West coast where the majority of U.S. container freight originates.

Information Technology

Our information technology systems have an expandable network architecture that provides for the exchange of data electronically between our customers and us and an internet-based platform that allows customization and integration to meet our customer’s needs. This interconnection allows us to communicate with our customers and transportation providers. Our systems monitor and track shipments through the cycle and across varying transportation modes, providing timely visibility on shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can alert our customer and other supply chain participants to minimize the impact of any problems. Our systems also measure transit times, rates, availability and logistics activity of our transportation providers to enable us to plan and execute transactions and freight movements more reliably, efficiently and cost effectively. By monitoring and tracking all containers, chassis and railcars throughout our network, we can identify their location and availability and provide increased equipment utilization and balanced freight flows.

Our systems also have the capability to analyze each customer’s usage patterns and needs in an effort to resolve performance bottlenecks, determine optimal distribution locations and identify areas for cost savings throughout their supply chain. We can also prepare and distribute customized reports detailing shipping patterns, volumes, reliability, timeliness and overall transportation costs, and can generate management reports to meet federal highway authority requirements and perform accounting and billing functions. Currently, our technological efforts are primarily focused on reducing customer service response time, enhancing the customer service profile database and expanding the number of customers and service providers with which we share data using EDI applications.

We manage our wholesale services with computer systems that enable continuous tracking of cargo containers, chassis and railcars throughout the intermodal system. These systems also provide us with performance, utilization and profitability indicators for our wholesale business. In addition, for an annual fee of $10.0 million (of which $3.4 million is subject to a 3% compounded annual increase after May 2003), APL Limited, pursuant to a long-term information technology agreement, provides us with the computers, software and other information technology necessary for the operation of and accounting for our wholesale business.

Our acquisition of Rail Van, Inc. (“Rail Van”) in December 2000 and its proprietary information technology systems has allowed us to further upgrade our information technology platform by integrating most of our retail operations onto the Rail Van information technology platform. The Rail Van systems were specifically designed for and have since been enhanced by Rail Van and are not available in the marketplace.

Capitalized Software

As discussed above, APL Limited provides us with the computers, software and other information technology necessary for the operation of and accounting for our wholesale business. In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties for our wholesale operations. At December 27, 2002, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. We have not been able to reach a mutually acceptable agreement with the developer, and the developer has indicated that it will not be able to complete the contract on its current terms. During the fourth quarter of 2002, we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer has answered denying liability and asserting a counter-claim against us for failing to continue to make progress payments following the developer’s breach of the contract. We have denied liability on the developer’s counter-claim and on any obligation to continue to make payments to the developer. As the arbitration is in its initial stages, we are unable to assess its likely outcome but intend vigorously to pursue our claims and to defend the developer’s counterclaims. We will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

We believe that it is probable that software being developed for internal use will be completed and placed in service as we have the ability and intention to complete this software project. However, in the event facts and circumstances change which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, we would evaluate the previously capitalized software for impairment.

Customers

We currently provide retail services on a nationwide basis to retailers and manufacturers, including a number of Fortune 500 and multi-national companies such as Ford, General Electric, Heinz, Wal-Mart, ConAgra, Whirlpool, Union Pacific, Sony and Kmart, which together represented approximately 27% of our 2002 gross revenues, as well as numerous middle market companies. Other important customers include Disney, Bechtel, Sysco, Pepsi, Honda, International Paper, Butler Aviation, Nestle, Owens Corning, and Continental Tire North America. We have served many of our customers for over 15 years and believe that the strength of our customer base is attributable to our customer-focused marketing and service philosophy.

Our sales and customer service organizations, supported by our centralized pricing and logistics management systems, market our wholesale services primarily to intermodal marketing companies. We also market our wholesale services to the automotive industry and ocean carriers. Through our sales network, and the sales networks of the intermodal marketing companies to which we sell wholesale services, we provide wholesale services to more than 4,700 shippers.

For the fiscal years ended December 27, 2002 and December 28, 2001, there was no customer that contributed more than 10% of our total gross revenues.

For the fiscal year ended December 29, 2000, we had one customer that contributed more than 10% of our total gross revenues. Total gross revenues of $146.9 million were generated from Union Pacific (generated by both reporting segments).

Sales and Marketing

As of December 27, 2002, our retail marketing operations included over 100 direct sales people and sales agents. All of our sales people are supported by regional sales offices in 17 cities, including Los Angeles and Livermore (California), Chicago (Illinois), Columbus (Ohio), Memphis (Tennessee) and Rutherford (New Jersey). Our salaried sales representatives are deployed in major business centers throughout the country and target mid-size and large customers. Our national network of commissioned sales agents provides additional geographic coverage and contributes additional business that help enable us to achieve volume discounts and balance traffic flows. Both our salaried and commissioned sales forces are compensated by overall net revenue margin contribution to the company and therefore are incentivized to cross-sell additional services to their customers.

As of December 27, 2002, our wholesale services were marketed by over 40 sales and customer service representatives. These representatives operate through seven regional and district sales offices and three regional service centers, which are situated in the major shipping locations across North America. The sales representatives are directly responsible for managing the business relationship with channel partners such as intermodal marketing companies, logistics companies and steamship lines as well as supporting joint selling efforts directed at the owner of the freight. In effect, the intermodal marketing company’s sales force becomes our extended channel enabling us to market our wholesale services and directly and indirectly access shippers in more than 100 major metropolitan areas throughout North America. Wholesale sales efforts support and influence the selling activities to achieve the mutually agreed upon volume and revenue goals of wholesale channel partners and customers. The customer service representatives are responsible for supporting existing customers and sales representatives by providing cargo tracking services, resolving problems, and processing customer inquiries. Our wholesale efforts include a dedicated marketing function that drives our product development, strategic and tactical pricing, yield improvement, branding efforts and marketing communications.

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

In May 1999, we were recapitalized through the purchase of shares of our common stock by affiliates of Apollo Management, L.P. and an affiliate of each of Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc. from APL Limited and our redemption of a portion of the shares of common stock held by APL Limited. On the date of the recapitalization, we began providing retail and logistics services to customers through our acquisition of Pacer Logistics, which was run by Mr. Orris and several other of our senior executives. In connection with these transactions, our name was changed from APL Land Transport Services, Inc. to Pacer International, Inc.

Pacer Logistics, Inc. was incorporated on March 5, 1997 and is the successor to a company formed in 1974. Between the time of its formation and our acquisition of Pacer Logistics in May 1999, Pacer Logistics acquired and integrated six logistics services companies.

In 2000, we acquired four companies in the retail segment that have complemented our core retail business operations and expanded our geographic reach and service offerings for intermodal marketing, local trucking, international freight forwarding and other logistics services.

•	On January 13, 2000, we acquired substantially all of the assets of Conex Global Logistics Services Inc. and its affiliates, MSL Transportation Group Inc. and Jupiter Freight, Inc. (collectively “Conex”). The Conex companies provide intermodal freight transportation, trucking, consolidation/deconsolidation and warehousing services at three locations in California and one location in each of Atlanta and Seattle. This acquisition expanded our presence in these services and furthered our vertical integration.

•	On August 31, 2000, we acquired all of the capital stock of GTS Transportation Services, Inc. (“GTS”). GTS provides logistics and truck brokerage services in North America. This acquisition expanded our presence in these services.

•	On October 31, 2000, we acquired all of the capital stock of RFI Group, Inc. (“RFI”). RFI provides international freight forwarding, customs-brokerage and ocean transportation services. This acquisition expanded our portfolio of services to include international freight forwarding and related activities.

•	On December 22, 2000, we acquired all of the capital stock of Rail Van, a provider of rail and truck brokerage, intermodal marketing and logistics services. This acquisition expanded our customer base and product offerings and provided us with advanced information systems, which we have integrated into all of our retail segment rail and truck brokerage operations, as well as a focused sales force.

In June 2002, we completed our initial public offering of common stock, and used the net proceeds to repay a significant amount of our outstanding long-term debt.

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

Our wholesale equipment fleet consists of a large number of double stack railcars, containers and chassis that are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 75% of our chassis and approximately 90% of our doublestack railcars. Approximately 60% of our containers and chassis can either be returned or the related lease terminated in less than one year, subject in the case of certain equipment to potentially early return fees based on when such equipment is returned. In addition, all of our railcar equipment is associated with revenue generating arrangements.

As of December 27, 2002, our wholesale equipment fleet consisted of the following:

	Owned	Leased	Total

Containers
48’ Containers	144	11,888	12,032
53’ Containers	-	9,783	9,783

Total	144	21,671	21,815

Chassis
48’ Chassis	5,613	6,259	11,872
53’ Chassis	50	11,213	11,263

Subtotal	5,663	17,472	23,135
20’, 40’ and 45’ (1)	-	1,476	1,476

Total	5,663	18,948	24,611

Doublestack Railcars	210	1,645	1,855

(1)	Represents the current allocation of chassis sublet to us pursuant to our agreement with APL Limited.

During 2002, we received 1,156 leased containers and 1,770 leased chassis and returned 1,674 primarily 48-ft leased containers and 1,795 leased chassis as part of a program to downsize our equipment fleet. Leased railcars remained unchanged in 2002. No new railcar leases are anticipated during 2003. We have ordered 3,000 new 53-foot containers for delivery during 2003, with an option to order an additional 500 containers, and anticipate returning approximately 1,400 48-foot and 53-foot containers during the year.

Supplementing the equipment listed above, we have access to an extensive inventory of 20-, 40- and 45-foot containers from APL Limited’s international network in addition to the empty containers that we reposition on behalf of APL Limited.

We also own a limited amount of equipment to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent trucking companies that own and operate their own equipment. We lease two warehouses in Kansas City (Kansas) and four facilities in Los Angeles (California) and one facility in San Diego (California) for dock space, warehousing and parking for tractors and trailers.

Suppliers

Railroads

We have long-term contracts with our primary rail carriers, Union Pacific and CSX, and other operating arrangements with other railroads, including Canadian National Railroad and two railroads in Mexico, regarding the movement of our stacktrains. These contracts generally provide for access to terminals controlled by the railroads as well as support services related to our wholesale operations. Through these contracts, our wholesale business has established a North American transportation network. Our retail business also maintains contracts with the railroads that govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments. These contracts are typically of short duration, usually twelve month terms, and subject to renewal or extension. We maintain close working relationships with all of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships. The rail contracts with Union Pacific and CSX represent the substantial majority of our wholesale segment’s cost of purchased transportation, while contracts with Canadian National Railroad and the two Mexican railroads each represented less than 6% of our wholesale segment’s cost of purchased transportation in 2002.

Through our contracts with these rail carriers, we have access to a 50,000 mile rail network throughout North America. Our rail contracts generally provide that the rail carriers will perform point to point, commonly referred to as linehaul, and terminal services for us, typically consist of either long-term agreements or year-to-year rate agreements, with major contracts having a remaining term of 8 to 11 years. Pursuant to the service provisions, the rail carriers provide transportation of our stacktrains across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts generally establish per container rates for stacktrain shipments made on rail carriers’ transportation networks and typically provide that we are obligated to transport a specified percentage of our total stacktrain shipments with each of the rail carriers. The terms of our rail contracts, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers’ costs to provide rail service. Based upon these provisions, and the volume of freight that we ship with each of the rail carriers, we believe that we enjoy competitive transportation rates for our stacktrain shipments.

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

Relationship with APL Limited

We have entered into a long-term agreement with APL Limited involving domestic transportation of APL Limited’s international freight. The majority of APL Limited’s imports to the United States are transported on stacktrains from ports on the West Coast to population centers in the Midwest and Northeast regions. However, domestic stacktrain freight that originates in the United States moves predominantly westbound from eastern and midwestern production centers to consumption centers on the West Coast. Combining the typical westbound freight movement with the predominantly eastbound APL Limited freight movement allows us to achieve higher train-set utilization (loads per train) and higher eastbound/westbound volumes, thereby improving our bargaining position with the railroads regarding contract terms. In addition, we provide APL Limited with equipment repositioning services through which we transport APL Limited’s empty containers from destinations within North America to their West Coast points of origin for a repositioning fee. To the extent we are able to fill these empty containers with the westbound freight of other wholesale customers, we receive compensation from both APL Limited for our repositioning service and from the other customers for shipment of their freight.

Business Cycle

The transportation industry has historically performed cyclically as a result of economic recession, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors, many of which are beyond our control. Because we offer a variety of transportation modes, we generally retain shipping volumes and benefit from increased use of our stacktrain services at the expense of long-haul trucking competitors during down business cycles.

Competition

The transportation services industry is highly competitive. Our retail business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, private shipping departments and freight forwarders. We also compete with transportation services companies for the services of independent commission agents, and with trucklines for the services of independent contractors and drivers. Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads. Competition in our wholesale and retail business is based primarily on freight rates, quality of service, such as damage free shipments, on-time delivery and consistent transit times, reliable pickup and delivery and scope of operations. Our major competitors in the retail business include C.H. Robinson, Expeditors International, ForwardAir, UTI Worldwide, Exel, Alliance Shippers, the supply chain solutions division of Ryder, Menlo Logistics, EGL, Inc. and Hub Group. In the wholesale business, our major competitors include Burlington Northern Santa Fe, Union Pacific, CSX Intermodal and J.B. Hunt Transport. Some of the competitors in the segments in which we operate, such as C.H. Robinson, Burlington Northern Santa Fe and Union Pacific, have significantly larger operations and revenues than we do.

Employees

As of December 27, 2002, we had a total of 1,543 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

Government Regulation

Regulation of Our Trucking and Intermodal Operations

The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of, providing transportation services. We cannot predict the effect, if any, that future legislative and regulatory changes may have on our business or results of operations.

Our trucking operations are subject to licensing and regulation as a transportation provider. Our retail truck brokerage operations are licensed by the U.S. Department of Transportation as a national freight broker in arranging for the transportation of general commodities by motor vehicle and operate pursuant to a 48-state, irregular route common and contract carrier authority. The Department of Transportation prescribes qualifications for acting in our capacity as a national freight broker, including surety bonding requirements. The motor carrier transportation services that our truck services operations provide require registration with the Department of Transportation and compliance with economic regulations administered by the Department of Transportation, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of vehicle registration and licensing requirements. We and the carriers that we rely on in arranging transportation services for our customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with regulations governing licenses in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that these regulations or changes in these regulations will not adversely affect our operations in the future. Violations of these regulations could also subject us to fines or, in the event of serious violations, suspension or revocation of operating authority as well as increased claims liability.

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

Regulation of Our International Freight Forwarding Operations

We maintain licenses issued by the U.S. Federal Maritime Commission as an ocean transportation intermediary. Our licenses govern both our operations as an ocean freight forwarder and as a non-vessel operating common carrier. The Federal Maritime Commission has established qualifications for shipping agents, including surety bond requirements. The Federal Maritime Commission also is responsible for the regulation and oversight of non-vessel operating common carriers that contract for space with vessel operating carriers and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating and/or terminating in the United States. Non-vessel operating common carriers are required to publish and maintain tariffs that establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce these regulations by commencing enforcement proceedings seeking the assessment of penalties for violation of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe that we are in substantial compliance with all applicable regulations and licensing requirements in all countries in which we transact business.

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

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above ground tanks for the storage of diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with environmental requirements nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in the future. However, there is no guarantee that changes in environmental requirements or liabilities from newly discovered environmental conditions will not have a material effect on our business.

Seasonality

Our revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. In addition, the auto companies that we serve generally shut down their assembly plants for new model re-tooling during the summer months.

Risks Related to Our Business

We are dependent upon third parties for equipment and services essential to operate our business and if we fail to secure sufficient equipment or services, we could lose customers and revenues.

We are dependent upon transportation equipment such as chassis and containers and rail, truck and ocean services provided by independent third parties. We, along with competitors in our industry, have experienced equipment shortages in the past, particularly during peak shipping season in October and November. If we cannot secure sufficient transportation equipment or transportation services from these third parties to meet our customers’ needs, customers may seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis, and as a result, our business, results of operations and financial position could be materially adversely affected.

If we have difficulty attracting and retaining agents and independent contractors, our results of operations could be adversely affected.

We rely extensively on the services of agents and independent contractors to provide our trucking services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers’ goods by truck and have over 5,000 approved trucking companies for our truck brokerage network. Although we believe our relationships with our agents and independent contractors are good, we may not be able to maintain our relationships with them. Contracts with agents and independent contractors are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with whom such agent has a direct relationship may also terminate their relationship with us. We may have trouble replacing our agents and independent contractors with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of agents, contractors and drivers from which we draw is limited, and therefore competition from other transportation service companies and trucking companies has the effect of increasing the price we must pay to obtain their services. The industry is currently experiencing a shortage of independent contractors resulting in increased compensation expenses to us and our competitors who also rely on them. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services. If we are unable to attract or retain agents and independent contractors or had to increase the amount paid for their services, our results of operations could be adversely affected and we could experience difficulty increasing our business volume.

If we make future acquisitions, they may be financed in a way that reduces our reported earnings or imposes additional restrictions on our business.

As we did in the acquisitions of Conex and Rail Van in 2000, if we make future acquisitions, we may issue shares of capital stock that dilute other stockholders, incur debt, assume significant liabilities or create additional expenses related to intangible assets, any of which might reduce our reported earnings or reduce earnings per share and cause our stock price to decline. In addition, any financing that we might need for future acquisitions may be available to us only on terms that restrict our business.

Competition in our industry causes downward pressure on freight rates that could adversely affect our business.

The transportation services industry is highly competitive. Our retail businesses compete primarily against other domestic non-asset based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered directly by railroads. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to better withstand an economic downturn, reduce their prices more easily than we can or expand or enhance the marketing of their products. There are a number of large companies competing in one or more segments of our industry, although the number of companies with a global network that offer a full complement of logistics services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers are increasingly turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than we are. We also face competition from Internet-based freight exchanges, or electronic bid environments, which attempt to provide an online marketplace for buying and selling supply chain services. Historically, competition has created downward pressure on freight rates. In particular, we have experienced downward pressure in the pricing of our wholesale and retail services that has reduced our revenues and operating results. Continuation of this rate pressure may materially adversely affect our revenues and income from operations. In particular, continued pricing pressure in our wholesale segment, particularly from our railroad competitors in the intermodal business, could adversely affect the yields of our intermodal product.

A decrease in intermodal volume shipments would adversely affect our revenues and operating results.

A decrease in intermodal transportation services resulting from general economic conditions or other factors such as work stoppages or price competition from other modes of transportation service would have an adverse effect on our revenues and operating results. The economic downturn that began in the fourth quarter of 2000 and continued through 2002 resulted in a significant decrease in aggregate domestic intermodal car volumes based on data compiled by the Association of American Railroads. This downturn adversely affected our 2001 and 2002 operating results.

Our customers who are also competitors could transfer their business to their non-competitors which would decrease our profitability.

As a result of our company operating in two distinct but related intermodal segments, we buy and sell transportation services from and to many companies with which we compete. For example, Hub Group, GST Corp and Alliance Shippers, three of the 10 largest customers of our wholesale operations, who accounted for 22% of the 2002 revenues of our wholesale operations, are also competitors of our retail operations. It is possible that these customers could transfer their business away from us to other companies with which they do not compete. The loss of one or more of these customers could have a material adverse effect on the profitability of our wholesale operations. In addition, rather than outsourcing their transportation logistics requirements to us, some of our customers could decide to provide these services internally which could further adversely affect our business volumes and revenues.

Our revenues could be reduced by the loss of major customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2002, Union Pacific and Ford accounted for approximately 8% and 7%, respectively, of our gross revenues and our 10 largest customers accounted for approximately 43% of our gross revenues. The loss of one or more of our major customers could have a material adverse effect on our revenues, business and prospects.

Work stoppages or other disruptions at seaports could adversely affect our operating results.

A significant portion of the freight moved by us for our customers originates at ports on the West coast. Freight arriving at West coast ports must be offloaded from ships by longshoremen, none of whom are our employees. On September 29, 2002 (during our fiscal fourth quarter), the west coast ports were shut down as a result of a labor dispute. On October 9, 2002, the ports were reopened as a result of a court order implementing provisions of the Taft-Hartley Act. Third party international loadings and repositioning revenue from our wholesale segment were adversely impacted during the shutdown of the ports. In addition, railcar utilization declined during the shutdown impacting railcar revenues. Our retail segment was also impacted by the shutdown with local trucking and harbor drayage on the west coast experiencing lower volumes and our international freight forwarding operations were impacted due to reduced ship sailings. Any additional work stoppage or slowdown or other disruption, such as resulting from an act of terrorism or war, could adversely affect our operating income and cash flows in both our wholesale and retail segments.

Service instability in the railroad industry could increase costs and decrease demand for our intermodal services.

We depend on the major railroads in the United States for substantially all of the intermodal transportation services we provide. In many markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with whom we have relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. For example, from 1997 to 1999, service disruptions related to consolidation and restructuring in the railroad industry interrupted intermodal service throughout the United States. Service problems arising from prior mergers in the railroad industry appear to be largely resolved. However, consolidation and restructuring may continue to occur in the railroad industry and it is possible that future service disruptions could result, which would decrease the efficiency of our wholesale business. Although we were not substantially adversely affected by past service disruptions, we could be substantially affected by service disruptions in the future. In addition, because the railroads’ workforce is generally subject to collective bargaining agreements, our business could be adversely affected by labor disputes between the railroads and their union employees. Our business could also be adversely affected by a work stoppage at one or more railroads or by other conditions, such as adverse weather or an act of terrorism or war, that hinder the railroads’ ability to provide transportation services. Such an adverse effect could be material if the work stoppage or other adverse conditions have a material effect on major railroad interchange facilities or areas through which significant amounts of our rail shipments pass, such as the Los Angeles and Chicago gateways. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit. Although the application of rate increases to our wholesale business is limited by our long-term contracts with the railroads, such increases could result in higher costs to our customers and decreased demand for our services.

As we expand our services internationally, we may become subject to international economic and political risks.

A significant portion of our business is providing services between continents, particularly between North America and Asia. International revenues accounted for 9% of our gross revenues in 2002 compared to 10% in 2001. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion in foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

We have an extensive relationship with our former parent, APL Limited, and we depend on APL Limited for essential services. Our business and results of operations could be adversely affected if APL Limited failed or refused to provide such services or terminated the relationship.

Pursuant to long-term contracts, APL Limited, the former owner of our wholesale services business and one of our current stockholders, supplies us with chassis from its equipment fleet for the transport of international freight on behalf of other international shippers. In addition, we transport APL Limited’s international cargo on our stacktrain network to locations in the United States using the chassis and equipment supplied by APL Limited. The additional wholesale volume attributable to the transport of APL Limited’s international cargo contributes to our ability to obtain favorable provisions in our rail contracts, although we do not profit from APL Limited’s cargo revenue as we provide these services at cost. APL Limited pays us a fee for repositioning its empty containers within North America so that the containers can be reused in trans-Pacific shipping operations. In addition, APL Limited is currently providing us with computers, software and other information technology necessary for the operation of our wholesale business. If any of our contracts with APL Limited were terminated or if APL Limited were unwilling or unable to fulfill its obligations to us under the terms of these contracts, our business, results of operations and financial position could be materially adversely affected.

If we fail to develop, integrate, upgrade or replace our information technology systems, we may lose orders and customers or incur costs beyond our expectations.

Increasingly, we compete for customers based upon the flexibility and sophistication of our technologies supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our website, could significantly disrupt our operations, prevent customers from making orders, or cause us to lose orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future freight volumes will decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information systems from their supply chain management service providers. If we fail to hire qualified personnel to implement and maintain our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose orders and customers that could seriously harm our business.

In March 2001, we commenced plans for the conversion of our wholesale business from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties for our wholesale operations. During the third quarter of 2002 we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. We have not been able to reach a mutually acceptable agreement with the developer, and the developer has indicated that it will not be able to complete the contract on its current terms. During the fourth quarter of 2002, we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer has answered denying liability and asserting a counter-claim against us for failing to continue to make progress payments following the developer’s breach of the contract. We have denied liability on the developer’s counter-claim and on any obligation to continue to make payments to the developer. As the arbitration is in its initial stages, we are unable to assess its likely outcome but intend vigorously to pursue our claims and to defend ourselves from the developer’s counterclaims. We will continue to avail ourselves of the services and support under its existing long-term agreement with APL Limited pending the outcome of the arbitration.

If we lose key personnel and qualified technical staff, our ability to manage the day-to-day aspects of our business will be weakened.

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

If we fail to comply with or lose any required licenses, governmental regulators could assess penalties against us or issue a cease and desist order against our operations which are not in compliance.

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

We, our suppliers and our customers are subject to changes in government regulation which could result in additional costs and thereby affect our results of operations.

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

Our operating results are subject to cyclical fluctuations and our quarterly revenues may also fluctuate, potentially affecting our stock price.

Historically, sectors of the transportation industry have been cyclical as a result of economic recession, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors such as changes in fuel costs over which we have no control. Increased operating expenses incurred by third-party carriers can be expected to result in higher costs to us, and our net revenues and income from operations could be materially adversely affected if we were unable to pass through to our customers the full amount of increased transportation costs. We have a large number of customers in the automotive and consumer goods industries. If these customers experience cyclical movements in their business activity, due to an economic downturn, work stoppages or other factors over which we have no control, the volume of freight shipped by those customers may decrease and our operating results could be adversely affected. Any unexpected reduction in revenues for a particular quarter could cause our quarterly operating results to be below the expectations of public market analysts or stockholders. In this event, the trading price of our common stock may fall significantly.

If the markets in which we operate do not grow, our business could be adversely affected.

The failure of the transportation and logistics industries and their segments, including the third-party logistics market, to continue to grow may have a material adverse effect on our business and the market price of our common stock.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 27, 2002 our long-term debt was $256.6 million. We have the ability to incur new debt, subject to limitations in our credit agreement and the indenture governing our senior subordinated notes.

Our level of indebtedness could have important consequences to us, including the following:

•	Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	We will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future;

•	Payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations;

•	We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	Our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy generally;

•	Our debt level reduces our flexibility in responding to changing business and economic conditions;

•	Some of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations; and

•	There would be a material adverse effect on our business and financial condition if we are unable to obtain additional financing, as needed.

We may not have sufficient cash to service our indebtedness.

Our ability to service our indebtedness will depend upon, among other things:

•	Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control; and

•	The future availability of borrowings under our credit agreement or any successor facility, the availability of which may depend on, among other things, our complying with certain covenants.

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

Our debt agreements contain operating and financial restrictions which may restrict our business and financing activities.

The operating and financial restrictions and covenants in our credit agreement, the indenture governing our senior subordinated notes and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. In addition, our debt agreements restrict our ability to:

•	declare dividends, redeem or repurchase capital stock;

•	prepay, redeem or purchase debt;

•	incur liens and engage in sale and leaseback transactions;

•	make loans and investments;

•	incur additional indebtedness;

•	amend or otherwise change debt and other material agreements;

•	make capital expenditures;

•	engage in mergers, acquisitions and asset sales;

•	enter into transactions with affiliates; and

•	change our primary business.

•	Our credit agreement also requires us to satisfy interest coverage and leverage ratios.

•	A breach of any of the restrictions, covenants, ratios or tests in our debt agreements could result in defaults under these agreements. A significant portion of our indebtedness then may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by substantially all of our assets.

A determination by regulators that our independent contractors are employees could expose us to various liabilities and additional costs.

From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the trucking industry are employees, rather than independent contractors. There can be no assurance that these authorities will not successfully assert this position, or that these interpretations and tax laws that consider these persons independent contractors will not change. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, worker’s compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. Our business model relies on the fact that our independent contractors are not deemed to be our employees, and exposure to any of the above increased costs would impair our competitiveness in the industry.

If we are unable to identify, make and successfully integrate acquisitions, our profitability could be adversely affected.

Identifying, acquiring and integrating businesses requires substantial management, financial and other resources and may pose risks with respect to customer service and market share. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, financial condition and results of operation. These risks include:

•	unforeseen operating difficulties and expenditures;

•	difficulties in assimilation of acquired personnel, operations and technologies;

•	the need to manage a significantly larger and more geographically dispersed business;

•	impairment of goodwill and other intangible assets;

•	diversion of management’s attention from ongoing development of our business or other business concerns;

•	potential loss of customers;

•	failure to retain key personnel of the acquired businesses; and

•	the use of substantial amounts of our available cash.

We have acquired a number of businesses in the past and may consider acquiring businesses in the future that provide complementary services to those we currently provide or expand our geographic presence. There can be no assurance that the businesses that we have acquired in the past or any businesses that we may acquire in the future can be successfully integrated. In addition, we cannot assure you that we will be able to identify suitable acquisition candidates or be able to acquire them on reasonable terms or at all. While we believe that we have sufficient financial and management resources and experience to successfully conduct our acquisition activities and integrate the acquired businesses into our operations, there can be no assurance in this regard or that we will not experience difficulties with customers, personnel or others. Our acquisition activities involve more difficult integration issues than those of many other companies because the value of the companies we acquire comes mostly from their business relationships, rather than their assets. The integration of business relationships poses more of a risk than the integration of tangible assets because relationships may suddenly weaken or terminate. Further, logistics businesses we have acquired and may acquire in the future compete with many customers of our wholesale operations, and these customers may shift their business elsewhere if they believe our retail operations receive favorable treatment from our wholesale operations. In addition, although we believe that our acquisitions will enhance our competitive position, business and financial prospects, there can be no assurances that such benefits will be realized or that any combination will be successful.

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

We are subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition, results of operations or liquidity. Most of the lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name	Age	Position with Pacer International

Donald C. Orris	61	Chairman, President and Chief Executive Officer
Gerry Angeli	56	Executive Vice President, and President, Truck Services Division – Retail Segment
Lawrence C. Yarberry	60	Executive Vice President and Chief Financial Officer
Carl K. Kooyoomjian	55	Vice Chairman
Charles T. Shurstad	56	Executive Vice President, and President, Stacktrain Division – Wholesale Segment
Michael F. Killea	41	Executive Vice President and General Counsel
Denis M. Bruncak	48	Executive Vice President, Corporate Accounts and Relations
Jeffrey R. Brashares	50	Executive Vice President, and President, Transportation Services Division – Retail Segment
C. William Smith	56	Executive Vice President, Human Resources
Alex M. Munn	54	Executive Vice President and Chief Information Officer

Donald C. Orris has served as our Chairman, President and Chief Executive Officer since May 1999. Mr. Orris serves as Chief Executive Officer pursuant to the terms of a shareholder agreement. From Pacer Logistics’ inception in March 1997 until May 1999, Mr. Orris served as Chairman, President and Chief Executive Officer of Pacer Logistics. From March 1997 until May 1998, Mr. Orris served as President and Chief Executive Officer of an affiliate of Pacer Logistics. He also has served as Chairman of Pacer Logistics’ other subsidiaries since their formation or acquisition by Pacer Logistics. Mr. Orris has been the President of Pacer International Consulting LLC, a wholly owned subsidiary of Pacer Logistics, since September 1996. Mr. Orris is also a director of Quality Distribution, Inc.

Gerry Angeli has served as an Executive Vice President of our company since May 1999. From Pacer Logistics’ inception in March 1997 until May 1999, Mr. Angeli served as an Executive Vice President and Assistant Secretary of Pacer Logistics and as a Director of Pacer Logistics from April 1998 until May 1999. He also served as a Director of each of Pacer Logistics’ subsidiaries. Since May 1998, Mr. Angeli has served as President and Chief Executive Officer and Vice President of subsidiaries of Pacer Logistics. Mr. Angeli also served as a Vice President and Assistant Secretary of Pacific Motor Transport Company (“PMTC”), a subsidiary of Pacer Logistics, from March 1997 until May 1998.

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

Carl K. Kooyoomjian has served as Vice Chairman since October 1, 2002. Mr. Kooyoomjian was Chairman of the retail segment of our company from July 2001 to October 2002. From 1996 until joining our company, Mr. Kooyoomjian served as Corporate Vice President & Officer for The Coca-Cola Company.

Charles T. Shurstad has served as President of Pacer Stacktrain since January 2002. Prior to joining our company, Mr. Shurstad was the President of The Belt Railway Company of Chicago from 1998. From 1997 to 1998, Mr. Shurstad was the Chief Operating Officer of the Malayan Railway and from 1995 to 1997 the President of the Terminal Railroad of St. Louis.

Michael F. Killea has served as Executive Vice President and General Counsel of our company since August 2001. From October 1999 through July 2001, he was a partner at the law firm of Holland & Knight LLP in New York City and Jacksonville, Florida, and from September 1987 through September 1999, he was a partner and an associate at the law firm of O’Sullivan LLP in New York City.

Denis M. Bruncak has served as Executive Vice President, Corporate Accounts and Relations of our company since August 2002. Prior to that he served as Chief Commercial Officer of the logistics division of the retail segment of our company since December 2000. Prior to joining our company, Mr. Bruncak was an owner and served as Chief Executive Officer of Rail Van since 1984. Rail Van became a subsidiary of Pacer Logistics in December 2000. Mr. Bruncak joined Rail Van as General Manager in 1979.

Jeffrey R. Brashares has served as President of Transportation Services of the retail segment of our company since December 2000. Prior to joining our company, Mr. Brashares was an owner and served as President of Rail Van since 1984. Rail Van became a subsidiary of Pacer Logistics in December 2000. Mr. Brashares joined Rail Van as Regional Sales Manager in 1976.

C. William Smith has served as Executive Vice President, Human Resources of our company since August 2002. Mr. Smith also served as Executive Vice President and Chief Operating Office for Pacer Global Logistics from December 2000 to August 2002. Prior to joining Pacer, Mr. Smith was Vice President and Chief Operating Officer for Rail Van from February 1992 until its sale to Pacer in December 2000.

Alex M. Munn has served as Executive Vice President and Chief Information Officer of our company since August 2002. Mr. Munn joined the company in May 2002 as the Chief Information Officer of Pacer Global Logistics. Prior to joining our company, Mr. Munn was the Vice President of Business Systems for the Coca-Cola Company’s North American Division since 1996.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on The Nasdaq Stock Market’s National Market (“Nasdaq”) under the symbol “PACR”.

The following table sets forth, since the Company’s initial public offering of common stock on June 18, 2002 as discussed below, the per share range of high and low sales prices of our common stock as reported on Nasdaq.

	Common Stock
	High	Low
2002
2nd quarter	$17.29	$14.95
3rd quarter	$17.40	$10.63
4th quarter	$13.92	$9.11

As of March 6, 2003, there were approximately 70 record holders of our common stock.

Dividend Policy

The Company has not declared cash dividends on its common stock for the periods presented above and has no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth of our business. In addition, our ability to pay cash dividends is currently restricted under the terms of our credit agreement and the indenture governing our senior subordinated notes. Future dividends, if any, will be determined by our board of directors.

Equity Compensation Plan Information

Information concerning our equity compensation plan is shown under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for us and our predecessor as discussed below. The selected historical information at December 27, 2002 and December 28, 2001 and for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000 have been derived from, and should be read in conjunction with, our audited financial statements and related notes appearing elsewhere in this annual report. The selected historical information at December 29, 2000, December 31, 1999 and December 25, 1998 and for the fiscal years ended December 31, 1999 and December 25, 1998 have been derived from our, or our predecessor’s, audited financial statements which are not included in this annual report.

Prior to our May 1999 recapitalization, our name was APL Land Transport Services, Inc., and we were a wholly-owned subsidiary of APL Limited. See Note 1 to our audited financial statements included in this annual report.

The following table should also be read in conjunction with our audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Fiscal Year Ended
	Dec. 27 2002 1/	Dec. 28 2001	Dec. 29 2000 2/	Dec. 31 1999 3/		Dec. 25 1998 4/
	(in millions, except share and per share amounts)
Statement of Operations Data:

Gross revenues	$1,608.2	$1,670.9	$1,281.3	$927.7		$598.9
Cost of purchased transportation and services	1,258.4	1,339.6	1,005.6	735.4		466.3
Net revenues	349.8	331.3	275.7	192.3		132.6
Direct operating expenses	106.7	101.7	90.4	76.8		64.5
Selling, general and administrative expenses	158.9	155.9	102.6	58.9		28.3
Depreciation and amortization	10.1	18.3	11.6	8.6		6.6
Merger and severance	-	0.4	7.7	-		-
Other	-	4.0	-	-		-
Income from operations	74.1	51.0	63.4	48.0		33.2
Net income	24.8	7.0	14.8	16.6		20.6
Net income per share: 5/
Basic	$0.81	$0.31	$0.68	$0.39	5/	6/
Diluted	$0.74	$0.27	$0.60	$0.34	5/	6/
Weighted average common shares outstanding:
Basic	30,575,940	22,996,462	21,941,540	20,880,000		7/
Diluted	33,373,752	28,287,952	27,586,726	27,039,870		7/

Balance Sheet Data (at period end):

Total assets	$618.4	$632.9	$658.4	$455.0		$156.1
Total debt including capital leases	256.6	397.9	405.4	284.4		-
Minority interest – Exchangeable preferred stock of subsidiary	-	25.7	25.0	23.4		-
Total stockholders’ equity (deficit)	180.7	3.0	(2.9)	(31.7)		55.6
Working capital	36.5	20.1	12.6	(3.7)		(37.2)

Cash Flow Data:

Cash provided by operating activities	$28.7	$21.8	$1.2	$20.8		$31.8
Cash used in investing activities	(7.8)	(14.4)	(130.7)	(74.0)		(38.5)
Cash provided by (used in) financing activities	(20.9)	(7.4)	117.3	65.4		6.7

Other Financial Data:

Capital expenditures	$8.7	$14.6	$5.5	$2.0		$39.7

1/ Includes the effects of our initial public offering of common stock on June 18, 2002 including our 2 for 1 stock split which has been reflected in all periods presented above, the conversion of preferred stock to common stock and the repayment of debt. See Note 2 to the consolidated financial statements. In addition, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001 and ceased to amortize goodwill on that date.

2/ Includes the results of Conex Global Logistics Services, Inc., GTS Transportation Services, Inc., RFI Group, Inc. and Rail Van Inc. since their dates of acquisition by us on January 13, 2000, August 31, 2000, October 31, 2000 and December 22, 2000, respectively.

3/ Includes the results of Pacer Logistics since acquisition by us on May 28, 1999.

4/ Prior to November 1998, Pacer International operated as the Stacktrain Services division of APL Land Transport Services, Inc., a wholly-owned subsidiary of APL Limited. In November 1998, APL Land Transport Services, Inc. transferred all of its non-stacktrain assets to its parent, APL Limited. In connection with our recapitalization and acquisition of Pacer Logistics, Inc. in 1999, APL Land Transport Services, Inc. was renamed Pacer International.

5/ Net income of $8.5 million for the period from January 1, 1999 through May 28, 1999 has been excluded as prior to the recapitalization and acquisition of Pacer Logistics on May 28, 1999, our wholesale operations were a division of APL Limited and did not have common stock.

6/ Earnings per share data is not applicable as prior to the recapitalization and acquisition of Pacer Logistics, our wholesale operations were a division of APL Limited and did not have common stock.

7/ Not applicable as prior to our recapitalization we were a division of APL Limited and did not have common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the wholesale segment and the retail segment (see Note 11 to the consolidated financial statements for segment information). The wholesale segment provides intermodal rail service in North America by selling intermodal service to shippers pursuant to agreements with railroads. The retail segment provides truck brokerage and services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services.

Operating History

We have operated as an independent, stand-alone company only since our recapitalization in May 1999. From 1984 until our recapitalization, our wholesale business was conducted by various entities owned directly or indirectly by APL Limited. While owned by APL Limited, our wholesale business used some of the financial and administrative resources and infrastructure of APL Limited in such areas as treasury, legal, information systems and benefits administration. Since our recapitalization, we have provided the infrastructure, resources and services necessary to operate our wholesale business independently, although we still utilize computers, software and other information technology which APL Limited provides to us under an agreement with a remaining term of 16 years that is terminable by us upon 120 days’ notice and by APL Limited if we fail to make required payments or are acquired by a competitor of APL Limited. In addition, our historical financial information prior to our recapitalization may not necessarily reflect the results of operations, financial condition and cash flows in the future or what our results of operations, financial condition and cash flows would have been had we been a separate, independent entity during the periods presented.

Gross Revenues

The wholesale segment’s gross revenues are generated through fees charged to customers for the transportation of freight. The growth of these revenues is primarily driven by increases in volume of freight shipped, as overall rates have historically remained relatively constant. The average rate is impacted by product mix, rail routes utilized, fuel surcharge and market conditions. Also included in gross revenues are railcar rental income, container per diem and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound loads. Gross revenues are reported net of volume rebates provided to customers.

The retail segment’s gross revenues are generated through fees charged for our portfolio of freight transportation services, including truck brokerage and services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services. Overall gross revenues for the retail segment are driven by expanding our service offerings and marketing our broad array of transportation services to our existing customer base and to new customers. Trucking services include truck brokerage, flatbed and specialized heavy-haul operations, and local trucking services. Gross revenues from truck brokerage are driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Gross revenues from other trucking services, which primarily support intermodal marketing and provide specialized and local transportation services to customers through independent operators, are driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Intermodal marketing involves arranging the movement of freight in containers and trailers utilizing truck and rail transportation. Increases in gross revenues from intermodal marketing are generated primarily from increased volumes, as rates are dependent upon product mix and route. Gross revenues for warehouse and distribution, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by shipping lines on the West Coast who are increasingly using third-party containers, rather than their own, to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. Revenues for supply chain management services are recognized on a net basis and are driven by increased outsourcing. We also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers’ freight to and from a foreign country. Gross revenues for international freight forwarding are driven by the globalization of trade.

Cost of Purchased Transportation and Services/Net Revenues

The wholesale segment’s net revenues are the gross revenues earned from transportation rates charged to customers less the costs of purchased transportation and services. The cost of purchased transportation and services consists primarily of the amounts charged by railroads and local trucking companies. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped.

The retail segment’s net revenues consist of the gross revenues earned from its third-party transportation services, less the cost of purchased transportation and services. Net revenues are driven by the mix of services provided with net revenues as a percentage of gross revenues varying significantly based on this mix. Purchased transportation and services consists of amounts paid to third parties to provide services, such as railroads, independent contractor truck drivers, freight terminal operators and dock workers. Third-party rail costs are charged through contracts with the railroads and are dependent upon product mix and traffic lanes. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee.

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

Selling, General and Administrative Expenses

The wholesale segment’s selling, general and administrative expenses consist of costs of customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses and professional fees including the $10.0 million annual fee currently paid to APL Limited for information technology services under a long-term agreement.

The retail segment’s selling, general and administrative expenses relate to the costs of customer acquisition, billing, customer service and salaries and related expenses of marketing, as well as the executive and administrative staff’s compensation, office expenses and professional fees. The retail segment anticipates that it will incur increased overall selling related costs as it grows its operations, but that such costs will remain relatively consistent as a percentage of net revenues. The costs related to the retail segment’s corporate functions, such as administration, finance, legal, human resources and facilities will likely increase as the business grows, but will likely decrease as a percentage of net revenues as the business grows.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Recognition of Revenue

Our wholesale segment recognizes revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our wholesale segment offers volume discounts based on annual volume thresholds. We estimate our customer’s annual shipments throughout the year and record a reduction to revenue accordingly. Should our customer’s annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. During 2002, our total volume discounts were $18.0 million. Our retail segment recognizes revenue after services have been completed.

•	Recognition of Cost of Purchased Transportation and Services

Both our wholesale and retail segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. In addition, our retail segment earns discounts to the cost of purchased transportation and services that are primarily based on annual volume of loads transported over major railroads. We estimate our annual volume throughout the year and record a reduction to cost of purchased transportation accordingly. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required. Total discounts earned for 2002 were $11.1 million.

•	Allowance for Doubtful Accounts

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

•	Deferred Tax Assets

At December 27, 2002, we have recorded net deferred tax assets of $42.7 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $106.0 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our Statement of Operations.

•	Goodwill

At December 27, 2002, we had recorded $288.3 million of net goodwill. The carrying amount of goodwill at December 27, 2002 assigned to our wholesale and retail segments was $23.3 million and $265.0 million, respectively. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001 and ceased to amortize goodwill on that date. Goodwill and other intangible assets are subject to periodic tests for impairment and recognition of impairment losses in the future could be required based on the methodology for measuring impairments described below. SFAS 142 requires a two-step method for determining goodwill impairments where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test suggests that it is impaired, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. We determine the fair value of the reporting unit using a market valuation method based on us and our public peers. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We have completed the goodwill impairment test as of adoption of SFAS 142 and as of December 27, 2002 and no impairment existed. Future evaluations of goodwill, which are to be completed at least annually, may however, require an impairment charge.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide information about the Company’s EBITDA. EBITDA represents income before income taxes, interest expense, depreciation and amortization and minority interest. EBITDA is presented because it is commonly used by investors to analyze and compare operating performance and to determine a company’s ability to service and/or incur debt. EBITDA is also important in meeting certain of our debt covenants. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company’s profitability or liquidity.

Results of Operations

Fiscal Year Ended December 27, 2002 Compared to Fiscal Year Ended December 28, 2001

The following table sets forth our historical financial data for the fiscal years ended December 27, 2002 and December 28, 2001.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 27, 2002 and December 28, 2001

(in millions)

	2002	2001	Change	% Change
Gross revenues
Wholesale	$803.3	$808.8	$(5.5)	(0.7)%
Retail	913.5	952.8	(39.3)	(4.1)
Inter-segment elimination	(108.6)	(90.7)	(17.9)	19.7

Total	1,608.2	1,670.9	(62.7)	(3.8)

Cost of purchased transportation and services
Wholesale	589.1	620.9	(31.8)	(5.1)
Retail	777.9	809.4	(31.5)	(3.9)
Inter-segment elimination	(108.6)	(90.7)	(17.9)	19.7

Total	1,258.4	1,339.6	(81.2)	(6.1)

Net revenues
Wholesale	214.2	187.9	26.3	14.0
Retail	135.6	143.4	(7.8)	(5.4)

Total	349.8	331.3	18.5	5.6

Direct operating expenses
Wholesale	106.7	101.7	5.0	4.9
Retail	-	-	-	-

Total	106.7	101.7	5.0	4.9

Selling, general & administrative expenses
Wholesale	47.5	43.0	4.5	10.5
Retail	104.8	108.8	(4.0)	(3.7)
Corporate	6.6	4.1	2.5	61.0

Total	158.9	155.9	3.0	1.9

Depreciation and amortization
Wholesale	4.7	5.6	(0.9)	(16.1)
Retail	5.4	12.7	(7.3)	(57.5)

Total	10.1	18.3	(8.2)	(44.8)

Merger and severance
Wholesale	-	-	-	-
Retail	-	0.2	(0.2)	(100.0)
Corporate	-	0.2	(0.2)	(100.0)

Total	-	0.4	(0.4)	(100.0)

Other
Wholesale	-	0.5	(0.5)	(100.0)
Retail	-	1.9	(1.9)	(100.0)
Corporate	-	1.6	(1.6)	(100.0)

Total	-	4.0	(4.0)	(100.0)

Income from operations
Wholesale	55.3	37.1	18.2	49.1
Retail	25.4	19.8	5.6	28.3
Corporate	(6.6)	(5.9)	(0.7)	11.9

Total	74.1	51.0	23.1	45.3

Interest expense, net	32.5	39.6	(7.1)	(17.9)
Income tax expense	16.8	3.6	13.2	366.7
Minority interest expense	-	0.8	(0.8)	(100.0)

Net income	$24.8	$7.0	$17.8	254.3%

Overview.  As a result of strength primarily in our wholesale segment domestic operations, our results for 2002 improved over 2001. We were able to increase net revenues, income from operations, net income and earnings per share for 2002 compared to 2001. In addition, we were able to increase gross revenues in our retail segment rail brokerage operations. During the fourth quarter of 2002, revenues, net revenues and income from operations for our retail segment all increased over the fourth quarter of 2001. While our overall results for 2002 improved, they continued to be negatively impacted by the general economic downturn. Our retail segment operations most affected by the economic downturn were our truck brokerage, freight handling and international freight forwarding operations. Our wholesale operations were also affected by reduced wholesale automotive and wholesale international shipments as discussed below.

Gross Revenues.  Gross revenues decreased $62.7 million, or 3.8%, for the fiscal year ended December 27, 2002 compared to the fiscal year ended December 28, 2001. Gross revenues in our retail segment decreased $39.3 million reflecting reductions primarily in the truck brokerage, freight handling and international freight forwarding operations associated with the general economic downturn, partially offset by a 5.8% increase in rail brokerage gross revenues as well as increased highway automotive shipments.

Wholesale segment gross revenues decreased $5.5 million reflecting decreases in wholesale automotive and wholesale international operations partially offset by an increase in wholesale third-party domestic operations. Overall containers handled decreased 3.5% from the prior year. The wholesale automotive operations decrease in freight revenues reflected the cyclical slowdown in the automotive sector with 1.4% fewer containers handled during 2002 compared to 2001. The wholesale segment continues to handle a preponderance of the containerized auto business moved by rail in and out of Mexico. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low margin business of an international shipping customer in the fourth quarter of 2001. International container volumes decreased 33.9% from 2001. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. Domestic containers handled increased 12.7% from the prior year. In addition, we saw an increase in ancillary revenues of $9.4 million from railcar rental and container per diem revenue associated with the increase in equipment under lease in 2002 partially offset by lower repositioning revenue.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased by $17.9 million, or 19.7%, in 2002 compared to 2001. Cross-selling activities within the retail segment increased by $10.9 million, or 83.8%, in 2002 compared to 2001.

Net Revenues.  Net revenues increased $18.5 million, or 5.6%, for 2002 compared to 2001. The retail segment’s net revenues decreased $7.8 million primarily due to the economic downturn that resulted in reductions in our truck brokerage, freight handling and international freight forwarding operations, partially offset by increased net revenues in our rail brokerage operations. The retail segment gross margin decreased to 14.8% during 2002 compared to 15.1% during 2001 due primarily to changes in business mix. The wholesale segment’s cost of purchased transportation decreased $31.8 million on container volume decreases of 3.5% as discussed above. Since the decrease in the cost of purchased transportation was greater than the decrease in segment gross revenues, the wholesale segment net revenues increased $26.3 million in 2002 compared to 2001. Equipment repositioning costs were less in 2002 as a result of the increase in domestic traffic volume, especially the northbound general freight traffic out of Mexico that began to increase in the fourth quarter of 2001. In addition, terminal costs associated primarily with our reduced international traffic volumes were less in 2002 compared to 2001. The wholesale segment gross margin increased to 26.7% in 2002 from 23.2% in 2001 primarily due to business mix changes, improved yield management and increases in higher margin ancillary services such as railcar rental and container per diem revenue. The gross margin on freight transportation increased to 21.8% in 2002 compared to 19.8% in 2001 due primarily to the loss of the low margin international shipping customer, improved yield management and other changes in business mix.

Direct Operating Expenses.  Direct operating expenses, which are only incurred by the wholesale segment, increased $5.0 million, or 4.9%, in 2002 compared to 2001 due to increased railcar lease and maintenance expenses as a result of the expansion of the fleet of railcars during the latter part of 2001 and increased container and chassis maintenance costs to improve fleet quality, partially offset by reduced container and chassis lease expenses as a result of the downsizing of the container and chassis fleet during 2001 and the related 2001 charge of $1.4 million for container and chassis return costs. The $1.4 million 2001 charge was required in order to return 2,700 containers and 1,300 chassis as part of a program to downsize and upgrade the container and chassis fleet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.0 million, or 1.9%, in 2002 compared to 2001 primarily as the result of increased compensation and professional services expenses reflecting infrastructure needs in our wholesale segment. In March 2001, we terminated a container and chassis maintenance agreement and brought that function in-house increasing administrative labor costs. Partially offsetting this cost increase were savings in our retail segment associated with reduced headcount in 2002. The retail segment employed an average of 86 fewer people during the 2002 primarily as a result of consolidation and integration activities. Our corporate costs increased in 2002 due primarily to increased compensation expense.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $8.2 million, or 44.8%, for 2002 compared to 2001 primarily as a result of adopting SFAS 142 on December 29, 2001 and ceasing the amortization of goodwill during 2002. Depreciation expense was $10.1 million and $10.8 million in 2002 and 2001, respectively, and goodwill amortization expense was $0 and $7.5 million for 2002 and 2001, respectively.

Merger and Severance.  During 2001, we recorded a charge of $1.6 million including $0.8 million for the severance of employees in the wholesale segment, $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required and $0.3 million for the write-off of retail segment assets that were abandoned. The 2001 charge was partially offset by the release of $1.2 million of remaining unused liability from a 2000 charge related to workforce reductions (employee and agencies) that are no longer needed due to employees/agents leaving prior to being terminated. We estimate that the costs savings associated with the 2001 charge was approximately $0.2 million in 2002 and will result in similar annual savings thereafter. Payments for this charge are funded from cash from operations and, if necessary, borrowing under our revolving credit facility. Remaining payments of $0.9 million are expected to be paid through the end of 2003 fiscal year.

Other.  Other expenses in 2001 included $1.9 million in the retail segment for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of IPO costs and $0.5 million in the wholesale segment for early termination costs associated with the termination of a chassis and container maintenance agreement.

Income From Operations.  Income from operations increased $23.1 million, or 45.3%, from $51.0 million in 2001 to $74.1 million in 2002. The increase in operating profit is a result of the increase in net revenues and wholesale segment margins described above. Wholesale segment income from operations increased $18.2 million due primarily to the strength in wholesale third-party domestic operations, increased ancillary revenues and the absence in 2002 of the 2001 merger and severance and other charges and the charge for the container and chassis return program, partially offset by increased labor costs associated with the infrastructure needs of the wholesale division. Retail segment income from operations increased $5.6 million reflecting the elimination of goodwill amortization expense, savings associated with reduced headcount related to our year 2001 consolidation and integration activities and the absence in 2002 of the 2001 merger and severance and other charges, partially offset by the effects of the economic downturn discussed above.

Interest Expense.  Interest expense decreased by $7.1 million, or 17.9%, for 2002 compared to 2001 due to a lower level of outstanding debt and lower interest rates during 2002. In June 2002, we completed our initial public offering of common stock and repaid $125.9 million of our variable interest rate bank debt.

Income Tax Expense.  Income tax expense increased $13.2 million in 2002 compared to 2001 due to higher pre-tax income in 2002 combined with a higher effective income tax rate. The effective tax rate increased to 40.4% during 2002 compared to 31.6% for 2001 due primarily to the effects in 2001 of revisions to prior years’ estimated liabilities. The effective tax rate going forward is expected to be approximately 40%.

Minority Interest Expense.  Minority interest expense, which represented 7.5% paid-in-kind dividends on the Series B exchangeable preferred stock of Pacer Logistics, decreased $0.8 million to $0 in 2002 because all 22,348.44 outstanding shares were exchanged for the Company’s common stock in conjunction with our IPO in June 2002 at an exchange rate of 200 shares of common stock for each outstanding share of exchangeable preferred stock and because dividends ceased to accrue as of May 28, 2001.

Net Income.  Net income increased $17.8 million from $7.0 million in 2001 to $24.8 million in 2002 due to the increased income from operations discussed above, coupled with reduced interest expense due to lower debt levels and interest rates in 2002 and reduced minority interest charges. Partially offsetting this increase was increased income tax expense associated with higher pre-tax income in 2002.

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

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 28, 2001 and December 29, 2000

(in millions)

	2001	2000	Change	% Change
Gross revenues
Wholesale	$808.8	$814.7	$(5.9)	(0.7)%
Retail	952.8	503.9	448.9	*
Inter-segment elimination	(90.7)	(37.3)	(53.4)	*

Total	1,670.9	1,281.3	389.6	30.4

Cost of purchased transportation and services
Wholesale	620.9	631.5	(10.6)	(1.7)
Retail	809.4	411.4	398.0	*
Inter-segment elimination	(90.7)	(37.3)	(53.4)	*

Total	1,339.6	1,005.6	334.0	33.2

Net revenues
Wholesale	187.9	183.2	4.7	2.6
Retail	143.4	92.5	50.9	*

Total	331.3	275.7	55.6	20.2

Direct operating expenses
Wholesale	101.7	90.4	11.3	12.5
Retail	-	-	-	-

Total	101.7	90.4	11.3	12.5

Selling, general & administrative expenses
Wholesale	43.0	37.7	5.3	14.1
Retail	108.8	60.6	48.2	*
Corporate	4.1	4.3	(0.2)	(4.7)

Total	155.9	102.6	53.3	51.9

Depreciation and amortization
Wholesale	5.6	5.4	0.2	3.7
Retail	12.7	6.2	6.5	*

Total	18.3	11.6	6.7	57.8

Merger and severance
Wholesale	-	-	-	*
Retail	0.2	7.7	(7.5)	*
Corporate	0.2	-	0.2	*

Total	0.4	7.7	(7.3)	*

Other
Wholesale	0.5	-	0.5	*
Retail	1.9	-	1.9	*
Corporate	1.6	-	1.6	*

Total	4.0	-	4.0	*

Income from operations
Wholesale	37.1	49.7	(12.6)	(25.4)
Retail	19.8	18.0	1.8	*
Corporate	(5.9)	(4.3)	(1.6)	*

Total	51.0	63.4	(12.4)	(19.6)

Interest expense, net	39.6	34.1	5.5	16.1
Income tax expense	3.6	12.9	(9.3)	(72.1)
Minority interest expense	0.8	1.6	(0.8)	(50.0)

Net income	$7.0	$14.8	$(7.8)	(52.7)%

*  Not comparable

Overview.  Our results for 2001 were negatively impacted by the continuation of the general economic downturn, and particularly a cyclical slowdown in the automotive sector. As a result, our intermodal marketing, truck brokerage and freight handling operations experienced reduced shipments from major retailers and other customers including Ford, Kmart and Bridgestone, and our wholesale operations were affected by reduced automotive shipments. Ford and Bridgestone were two key customers of our 2000 acquisitions. These factors have resulted in reduced shipments that have caused our actual results to be less than the pro forma results as presented in Note 4 to the Consolidated Financial Statements.

Gross Revenues.  Gross revenues increased $389.6 million, or 30.4%, for the fiscal year ended December 28, 2001 compared to the fiscal year ended December 29, 2000. Gross revenues in our retail segment increased $448.9 million in fiscal year 2001 as compared to fiscal year 2000. The 2000 acquisitions of GTS, RFI and Rail Van represented $484.5 million of the increase in retail segment gross revenues. Excluding these three acquisitions, gross revenues for the retail segment decreased by approximately $35.6 million, reflecting a $49.2 million reduction in intermodal marketing, truck brokerage and freight handling operations partially offset by a $13.6 million increase in revenues in truck service operations. The decrease in intermodal marketing, truck brokerage and freight handling primarily reflects the cyclical slowdown in the automotive sector. The truck service increase was due primarily to increased cross-selling business across our divisions, additional J.C. Penney business in Los Angeles as well as the addition of two agents in the division.

Wholesale segment gross revenues decreased $5.9 million, or 0.7%, reflecting an increase in wholesale third-party domestic operations offset by a decrease in wholesale automotive and wholesale international operations. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations, as well as an increase in repositioning revenues of $3.6 million. The wholesale automotive operations decrease in freight revenues reflected the cyclical slowdown in the automotive sector, while the wholesale international operations decrease in freight revenue was primarily a result of the loss of low margin business of an international shipping customer. In the aggregate, freight revenues in the wholesale segment decreased $31.9 million, or 4.2%. This decrease was partially offset by increased ancillary revenues of $22.4 million from railcar rental and container per diem revenue associated with the increase in equipment in 2001. The freight revenue decrease reflected reduced container volumes of 19,151, or 2.7%, as well as a 1.6% decline in the average freight revenue per container. Container volume declines were due primarily to the reduction in automotive traffic resulting from the cyclical slowdown noted above, as well as the loss of the international shipping customer. The reduction in the average freight revenue per container resulted primarily from the elimination of the 3% fuel surcharge during 2001 as well as overcapacity in selected markets which increased competitive pressures to reduce transportation prices, principally in the first half of 2001. Inter-segment revenues increased by $53.4 million primarily as the result of our 2000 acquisitions of GTS, RFI and Rail Van and our strategy to increase the use of intercompany services and cross-selling activities.

Net Revenues.  Net revenues increased $55.6 million, or 20.2%, for 2001 compared to 2000. The 2000 acquisitions accounted for a $63.3 million increase in retail segment net revenues, while the remaining retail segment operations decreased $12.4 million due to the economic downturn discussed above. The wholesale segment’s cost of purchased transportation decreased $10.6 million on container volume decreases of 2.7% as discussed above. Since the decrease in the cost of purchased transportation was greater than the decrease in segment gross revenues, the wholesale segment net revenues increased $4.7 million in 2001 compared to 2000. The wholesale segment gross margin increased to 23.2% in 2001 from 22.5% in 2000 due primarily to the increase in ancillary services such as railcar rental and container per diem revenue partially offset by reduced margins on freight transportation associated with the elimination of the fuel surcharge during 2001 as well as competitive market pressures in the first half of 2001 related to excess capacity. The retail segment gross margin decreased to 15.1% in 2001 from 18.4% in 2000 due primarily to the lower margins associated with business of the 2000 acquisitions.

Direct Operating Expenses.  Direct operating expenses, which are only incurred by the wholesale segment, increased $11.3 million, or 12.5%, in 2001 compared to 2000 due to increased equipment lease expenses as a result of the expansion of the fleet of railcars partially offset by a reduction in maintenance expenses. In addition during 2001, $1.4 million was charged for container and chassis return costs required in order to return 2,700 containers and 1,300 chassis as part of a program to downsize and upgrade the container and chassis fleet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $53.3 million, or 51.9%, in 2001 compared to 2000 primarily as a result of increased expenses associated with the 2000 acquisitions as well as filling out the infrastructure of our wholesale division. The 2000 acquisitions of GTS, RFI and Rail Van accounted for $46.9 million of the retail segment increase. An additional $0.8 million of the increase was due to costs associated primarily with the consolidation of retail segment operations in Columbus, Ohio, and legal fees of $0.3 million related to a lawsuit filed by us against a former owner of an acquired business accounted for the remaining retail segment increase. The wholesale segment accounted for $5.3 million of the increase due primarily to an increase in headcount during 2001 associated with completing the organizational changeover from APL Limited to Pacer since May 1999. In addition, during March 2001, we terminated a container and chassis maintenance agreement and brought that function in-house, which while increasing administrative labor costs, reduced repair and maintenance costs and provided for more control of the maintenance function.

Depreciation and Amortization.  Depreciation and amortization expenses increased $6.7 million, or 57.8%, for 2001 compared to 2000. The retail segment including the 2000 acquisitions of GTS, RFI and Rail Van accounted for $6.5 million of the increase and the wholesale segment accounted for the remaining $0.2 million. Depreciation expense was $10.8 million and $6.9 million and goodwill amortization expense was $7.5 million and $4.7 million for 2001 and 2000, respectively. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on December 29, 2001.

Merger and Severance.  In December 2000, we recorded a charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van. The charge included $5.0 million for the severance of 99 employees from the Chicago, Memphis, Los Angeles and Walnut Creek offices and the termination of agency agreements. An additional $2.0 million covered lease costs through lease termination in 2006 for facilities no longer required, primarily in Walnut Creek and Memphis. The remaining $0.7 million of this charge was for the write-off of computer software under development. Through December 28, 2001, $2.8 million had been charged to the reserve for the severance of 80 employees and $1.8 million had been charged related to facilities and other. The severance plan will be completed by the end of 2003 as payments for senior management severance are spread over two years. We estimate that the costs savings associated with the plan was approximately $2.8 million in 2001, $6.0 million in 2002 and will be approximately $6.0 million annually thereafter. Payments for this charge have been funded from cash from operations and borrowings under our revolving credit facility.

During 2001, we recorded an additional charge of $1.6 million including $0.8 million for the severance of employees in the wholesale segment, $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required and $0.3 million for the write-off of retail segment assets that have been abandoned. The 2001 charge was partially offset by the release of $1.2 million of remaining unused liability from the 2000 charge related to planned workforce reductions (employee and agencies) that are no longer needed due to employees/agents leaving prior to being terminated. We estimate that the costs savings associated with the 2001 additions to the plan was approximately $0.1 million in 2001 and will be approximately $0.2 million annually thereafter. Payments for this charge are funded from cash from operations and, if necessary, borrowing under our revolving credit facility.

Other.  Other expenses in 2001 included $1.9 million in the retail segment for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of IPO costs and $0.5 million in the wholesale segment for early termination costs associated with the termination of a chassis and container maintenance agreement.

Income From Operations.  Income from operations decreased $12.4 million, or 19.6%, from $63.4 million in 2000 to $51.0 million in 2001. The wholesale segment accounted for a $12.6 million decrease due primarily to the reduction in automotive shipments, the $1.4 million charge for container and chassis return costs required to downsize the container and chassis fleet, the increase in equipment costs associated with the expansion of the railcar fleet and the merger and severance charge. Retail segment income from operations increased by $1.8 million for 2001 compared to 2000. Income from operations for the 2000 acquisitions was approximately $7.5 million while the remaining retail operations decreased $5.7 million reflecting the economic downturn discussed above, the write-off of agent balances and the merger and severance charge. The write-off of IPO costs accounted for an additional $1.6 million of the decline in income from operations.

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

Income Tax Expense.  Income tax expense decreased $9.3 million in the 2001 period compared to the 2000 period due to lower pre-tax income in the 2001 period. The effective tax rate also declined from 44.0% in 2000 to 31.6% in 2001 due primarily to the effects of revisions to prior years’ estimated liabilities.

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

Liquidity and Capital Resources

Cash generated by operating activities was $28.7 million, $21.8 million and $1.2 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. The increase in cash provided by operating activities in 2002 was due primarily to improved operating results for the year coupled with reduced interest costs due to the repayment of debt related to our June 2002 IPO. The increase in cash provided by operating activities in 2001 was due primarily to the $11.1 million decrease in accounts receivable in 2001 compared to a $14.3 million increase in 2000. The 2001 accounts receivable reduction resulted primarily from improved collection efforts coupled with decreased revenue levels excluding the revenues associated with the 2000 acquisitions. In addition, we made merger and severance cash payments of $2.6 million in 2002, $4.6 million in 2001 and paid acquisition fees and expenses of $1.0 million in 2002 and $2.8 million in 2001 primarily for the acquisition of Rail Van. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We had working capital of $36.5 million and $20.1 million at December 27, 2002 and December 28, 2001, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 27, 2002, our major commitments consisting of long-term debt, capital lease and operating lease requirements.

Debt and Lease Obligation Payment Requirements

($ in millions)

	Total	2003	2004	2005	2006/2007	Thereafter

Long-term debt	$256.5	$6.1	$1.1	$1.1	$248.2	$-
Operating leases	362.0	52.2	48.5	41.8	63.7	155.8
Capital leases	0.1	0.1	-	-	-	-

Total	$618.6	$58.4	$49.6	$42.9	$311.9	$155.8

Our total long-term debt was incurred to finance our recapitalization, the acquisition of Pacer Logistics and the four 2000 acquisitions. Our IPO in June 2002 repaid $125.9 million of that debt. There were no acquisitions in 2002 or 2001. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $61.9 million in 2002, $52.5 million in 2001 and $30.1 million in 2000.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in May 2004. We plan to refinance or otherwise replace this facility at that time.

Cash flows used in investing activities were $7.8 million, $14.4 million and $130.7 million for 2002, 2001 and 2000, respectively. The use of cash in 2002 was due to capital expenditures of $8.7 million partially offset by $0.9 million of proceeds for the sale of retired equipment. Capital expenditures included $4.3 million for the conversion from APL Limited’s computer systems to a stand-alone capability for our wholesale segment, $2.0 million for the expansion of the Rail Van computer systems to handle our retail segment operating requirements and $2.4 million for computer replacement, furniture and fixtures and leasehold improvements. The use of cash in 2001 was due to capital expenditures of $7.2 million for the conversion from APL Limited’s computer systems and $3.8 million for the expansion of the Rail Van computer systems. An additional $3.6 million of capital expenditures was for computer replacement, furniture and fixtures and leasehold improvements. These amounts were partially offset by net proceeds of $0.2 million for the sale of property. The use of cash in 2000 was due primarily to purchase price and fees paid for acquiring Conex assets for $26.1 million, GTS for $15.3 million, RFI for $16.8 million and Rail Van for $67.4 million, partially offset by net proceeds of $0.4 million for the sale of retired wholesale and retail segment property.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At December 27, 2002, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. Since we were not able to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002, we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. We will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

We believe that it is probable that software being developed for internal use will be completed and placed in service as we have the ability and intention to complete this software project. However, in the event facts and circumstances change which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, we would evaluate the previously capitalized software for impairment.

Capital expenditures for normal computer replacement and facility leasehold improvements in 2003 are budgeted at $3.6 million.

Cash flows (used in) provided by financing activities were $(20.9) million, $(7.4) million and $117.3 million for 2002, 2001 and 2000, respectively. During 2002, we completed our IPO. Proceeds of

$125.9 million, net of fees and expenses of $12.9 million, from this transaction were used to repay $63.5 million of term loans and $62.4 million of the revolving credit facility. In addition, during 2002 we repaid $6.7 million of term loans, $8.4 million of the revolving credit facility and $0.3 million of capital lease obligations. Former members of management and a former director exercised options to purchase 22,866 shares of our common stock for total proceeds of $0.1 million. The proceeds were used for general corporate purposes.

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

During 2000, we borrowed $83.2 million under the revolving credit facility and issued $39.4 million in new term loans (net of $0.6 million in loan fees) to acquire Conex assets, GTS, RFI and Rail Van. In connection with the January 13, 2000 acquisition of Conex assets, we also issued Conex shareholders an 8.0% subordinated note in the aggregate principal amount of $5.0 million due January 13, 2003 and issued 600,000 shares (valued at $6.0 million) of our common stock. In connection with the December 22, 2000 acquisition of Rail Van, we issued Rail Van shareholders 560,000 shares (valued in the aggregate at $7.0 million) of our common stock. Our management exercised options to purchase 682,746 shares of common stock for total proceeds of $0.9 million during 2000. The proceeds were used to repay notes payable to management that were part of the purchase price for the May 28, 1999 acquisition of Pacer Logistics and for general corporate purposes. We repaid $8.9 million of Rail Van debt assumed at acquisition, $6.4 million of the revolving credit facility, $1.3 million of term loans, $0.4 million of notes payable to management and $0.1 million of capital lease obligations during 2000.

Prior to the consummation of the IPO, we issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics exchangeable preferred stock.

Our $150.0 million of senior subordinated notes, due in 2007, bear interest at 11.75% with interest due semi-annually at June 1 and December 1. The $135.0 million term loan due in 2006 (outstanding balance at December 27, 2002 was $101.5 million), and the $100.0 million revolving credit facility expiring in 2004 (no outstanding balance at December 27, 2002), each bear interest at a variable rate based on, at our option, the Eurodollar rate plus a margin, or a base rate plus a margin. The base rate is the highest of the prime rate, the federal funds rate plus 0.5% or a certificate of deposit rate plus 0.5%. The margin over the Eurodollar rate or the base rate ranges from 1.5% to 3% based upon our leverage and the interest rate option elected. The margin increases or decreases by 0.25% for each change in our leverage ratio between 3.25 and 4.0, between 4.0 and 5.0, and greater than 5.0. At December 27, 2002 the interest rate on the term loan was 3.95%. Voluntary prepayments and commitment reductions will generally be permitted without premium or penalty. The credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries’ properties and assets. At December 27, 2002, we had $91.4 million available under the revolving credit facility net of $8.6 million of outstanding letters of credit. The credit agreement contains restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At December 27, 2002, we were in compliance with these covenants.

On August 9, 1999, we entered into a first amendment to the credit agreement to increase the maximum amount that can be drawn under the revolving credit facility on the day of notification of borrowing to $10.0 million from $2.5 million. On January 7, 2000, we entered into a second amendment to the credit agreement to modify the definition of excess cash flow to allow for the acquisition of the Conex assets. On December 22, 2000, we entered into a third amendment to the credit agreement to provide for an additional term loan in the amount of $40.0 million which was borrowed to finance the acquisition of Rail Van. This term loan was repaid with proceeds from the June 2002 IPO. On May 14, 2002, we entered into a fourth amendment to the credit agreement to permit, in connection with our June 2002 IPO, the exchange of the Pacer Logistics exchangeable preferred stock and the reorganization of Coyote Acquisition, LLC, an affiliate of our largest shareholder.

We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the first nine months of 2002 was approximately 1.9%. There was no statement of operations impact related to the expiration of the swaps on October 11, 2002. There were no swaps outstanding as of December 27, 2002.

The table below displays our wholesale segment container and chassis operating lease additions and returns over the past three years. We have ordered 3,000 new 53-foot containers for delivery during 2003, with an option to order an additional 500 containers, and anticipate returning approximately 1,400 48-foot and 53-foot containers during the year. During 2002, the wholesale segment took delivery of 1,770 primarily 53-foot chassis and 1,156 primarily 53-foot containers financed through operating leases and returned 1,795 primarily 48-foot chassis and 1,674 primarily 48-foot containers. During 2001, we received 1,100 leased containers and 80 leased chassis and returned 2,278 primarily 48-ft leased containers and 1,629 leased chassis. During 2000, we received 4,156 leased containers and 3,425 leased chassis and returned 1,470 primarily 48-ft leased containers and 506 leased chassis. In addition, we retired 593 owned 48-ft containers.

	Additions	Returns
Containers
2002	1,156	1,674
2001	1,100	2,278
2000	4,156	2,063

Total	6,412	6,015

Chassis
2002	1,770	1,795
2001	80	1,629
2000	3,425	506

Total	5,275	3,930

We entered into operating lease agreements for 1,300 railcars during 2000 and 2001 as described below. The long-term lease obligations associated with this equipment is reflected in the Debt and Lease Obligation Payment Requirements table above. All of the railcars have been received and we do not anticipate ordering any additional railcars during 2003.

Lease Date	Lease Term	Number Ordered and Received
9/1/2000	Monthly	200
10/4/2000	15 Yrs	250
1/2/01	5 Yrs	250
2/14/01	15 Yrs	100
6/19/01	15 Yrs	250
9/25/01	5 Yrs	250

	Total	1,300

The two five-year term lease contracts have two additional five-year renewal options. All leases include change of control provisions, however these only apply if the new entity does not assume all of the obligations and when certain financial requirements are not met, such as, for example, the new entity maintaining a minimum net worth of $17.4 million or a Standard & Poor’s credit rating of at least B+. If these requirements were not met, the lessor would have the right to retake the railcars and/or collect damages after disposal of the equipment, if necessary, to recover costs associated with the lease of the equipment.

On December 22, 2000, pursuant to a stock purchase agreement, we acquired all of the capital stock of Rail Van. Rail Van provides truck brokerage, intermodal marketing and logistics services. The purchase price of $76.0 million included $4.0 million of acquisition costs, a cash payment to owners of $67.0 million, the issuance to Rail Van stockholders of 560,000 shares of our common stock (valued in the aggregate at $7.0 million) and a post-closing adjustment of $2.0 million refunded by the sellers based on Rail Van’s results for 2000 through December 22. The acquisition was funded with a borrowing of $40.2 million under our revolving credit facility, $40.0 million in new term loans and the issuance of our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition. The acquisition resulted in $75.2 million of goodwill. As of December 27, 2002, we adjusted our purchase price allocation for the acquisition of Rail Van to increase goodwill and accounts payable each by $6.8 million. This adjustment, which corrects the purchase accounting of Rail Van, Inc., was made in 2002 as the effect of the error was not considered material. The effect on the net income for the year ended December 28, 2001, taking into consideration a 40-year goodwill life, was also not considered material.

On October 31, 2000, pursuant to a stock purchase agreement, we acquired all of the capital stock of RFI Group. Inc. RFI provides international freight forwarding and freight transportation services. The purchase price was $18.5 million including acquisition fees of $0.5 million, a net cash payment to owners of $16.4 million and a working capital adjustment of $1.6 million. A portion of the net cash payment was used to repay $5.2 million of indebtedness. The acquisition was funded by $18.0 million of borrowings under our revolving credit facility. In connection with the acquisition, former owners of RFI that continued as employees were granted 250,000 options to purchase our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition. The acquisition resulted in $17.4 million of goodwill. During 2001, we reviewed and increased the gross goodwill recorded for this acquisition by $0.3 million.

On August 31, 2000, we acquired all of the capital stock of GTS Transportation Services, Inc. for $17.8 million including acquisition fees and expenses of approximately $0.6 million, a net cash payment to owners of $15.0 million and a maximum earn-out amount of $2.2 million. The acquisition was funded by $10.0 million of borrowings under our revolving credit facility. GTS is a provider of transportation services, including logistics and truck brokerage in North America. In connection with the acquisition, former owners of GTS that continued as employees were granted 30,000 options to purchase our common stock. Operating results of the acquisition are included in our retail segment from the date of acquisition. The acquisition resulted in $21.2 million of goodwill. During 2001, we reviewed and decreased the gross goodwill recorded for this acquisition by $1.1 million as a result of the finalization of certain pre-acquisition contingencies.

On January 13, 2000, pursuant to the terms of an asset purchase agreement, we acquired substantially all of the assets and assumed specified liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively “Conex”), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The purchase price of $37.4 million included acquisition fees of approximately $1.3 million, a cash payment to owners of $25.1 million, the issuance to Conex shareholders of an 8.0% subordinated note in the aggregate principal amount of $5.0 million and the issuance to Conex shareholders of 600,000 shares (valued in the aggregate at $6.0 million) of our common stock. We borrowed $15.0 million under the revolving credit facility to fund the acquisition. Operating results of the acquisition were included in our retail segment beginning January 1, 2000. The acquisition resulted in $32.0 million of goodwill. In 2001, we reviewed and increased the gross goodwill recorded for this acquisition by $0.1 million.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its stock based compensation according to the provisions of APB Opinion No. 25.

The Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will adopt SFAS 143 in the 2003 fiscal year. We do not expect the implementation of this standard to have a significant effect on our results of operations or financial condition.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect implementation of this standard to have a significant effect on our results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 31, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. FIN 45 also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. We do not expect that FIN 45 will have a significant effect on our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect that FIN 46 will have a significant effect on our results of operations or financial condition.

Inflation

We contract with railroads and independent truck operators for our transportation requirements. These third parties are responsible for providing their own diesel fuel. To the extent that changes in fuel prices are passed along to us, we have historically passed these changes along to our customers. However, there is no guarantee that this will be possible in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. The quantitative information presented below and the additional qualitative information presented in the Management’s Discussion and Analysis and Notes 1, 5 and 6 of the Consolidated Financial Statements included in this filing describe significant aspects of our financial instrument programs which have market risk.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense.

Based upon the average variable interest rate debt outstanding during 2002, a 1% change in our variable interest rates would have affected our 2002 pre-tax earnings by approximately $1.7 million. For 2001, a 1% change would have affected 2001 pre-tax earnings by approximately $2.5 million.

We also manage our fixed rate debt to reduce our exposure to interest rate changes. The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the market value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 1% increase in interest rates at December 27, 2002, the fair value of our fixed rate long-term debt would decrease by $5.1 million. Based on a hypothetical immediate 1% decrease in interest rates at December 27, 2002, the fair value of our fixed rate long-term debt would increase by $5.4 million. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

As our foreign business expand, we will be subjected to greater foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including supplementary data and accompanying report of independent accountants are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 filed as part of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of Registrant.

Information as to the names, ages, positions and offices with Pacer, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Pacer is set forth in the Election of Directors segment of Pacer’s Proxy Statement for its 2003 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

(b)	Executive Officers of Registrant.

Information concerning the executive officers of Pacer and its subsidiaries is presented in Part I of this Report under the caption “Executive Officers of the Registrant”.

(c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of Pacer’s Proxy Statement for its 2003 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

We intend to post our code of ethics applicable to our CEO, CFO, principal accounting officer or controller, or persons performing similar functions on our internet website at www.pacer-international.com in the “investor relations” sub pages. We also intend to disclose information about any amendment to, or a waiver from, a provision of our code of ethics applicable to these officers on our internet website.

ITEM 11. EXECUTIVE COMPENSATIO N

Information concerning compensation received by Pacer’s directors and certain executive officers is presented in the Director Compensation, Summary Compensation Table, Option Grants in Last Fiscal Year Table, Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table, Compensation Committee Interlocks and Insider Participation and Employment and Related Agreements segments of Pacer’s Proxy Statement for its 2003 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under those headings are hereby incorporated by reference.

ITEM 12. S ECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,274,028	$9.29	741,106	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	2,274,028	$9.29	741,106	(1)

(1) We have initially reserved 500,000 shares of our common stock for issuance under the 2002 Stock Option Plan, plus the 241,106 shares of our common stock which remain available for future issuance under the 1999 Stock Option Plan. Any shares issued under the 1999 Plan that are forfeited to or repurchased by us or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full will also be available for grant and issuance under our 2002 Plan. In addition, on January 1 of each year, commencing January 1, 2003, the aggregate number of shares reserved for issuance under our 2002 Plan will increase automatically by a number of shares equal to 2.0% of our outstanding shares on the last day of the preceding year, except that the board of directors may, in its absolute discretion, determine in respect of any year that the automatic increase be less than 2.0% or that no automatic increase occur in respect of that year. No more than 2,500,000 shares of our common stock may be issued under the 2002 Plan in the aggregate.

Information as to the number of shares of Pacer’s common stock beneficially owned as of February 28, 2003, by each of its directors and nominees for director, its five most highly compensated executive officers, its directors and executive officers as a group and certain beneficial owners is set forth in the Security Ownership of Certain Beneficial Owners and Management segment of Pacer’s Proxy Statement for its 2003 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION S

Information on related transactions is set forth in the Certain Relationships and Related Transactions segment of Pacer’s Proxy Statement for its 2003 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 14. CONTROLS AND PROCEDUR ES

Evaluation of Disclosure and Internal Controls.  Within 90 days before the date of this annual report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act and our “internal controls and procedures” for financial reporting purposes. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls and procedures over financial reporting based on and as of the controls evaluation.

CEO and CFO Certifications.  Appearing immediately following the Signatures section of this annual report, there is a form of “Certifications” by the CEO and the CFO which is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the annual report which you are currently reading provides the information about the controls evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

Objectives of Controls.  Disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures over financial reporting are designed with the objective of providing reasonable assurance that our transactions are properly authorized; our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.  Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls and procedures over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of Controls Evaluation.  We plan to evaluate our disclosure and internal controls and procedures over financial reporting on a quarterly basis in accordance with the Exchange Act so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our internal controls and procedures over financial reporting are also evaluated on an ongoing basis by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and procedures over financial reporting and to make modifications as necessary; our intent in this regard is that these internal controls and procedures over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our recent evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls and procedures over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures over financial reporting. This information was important both for the controls evaluation generally and because the CEO and CFO certification requirement under items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our audit committee and to our independent auditors and to report on related matters in this section of the annual report on Form 10-K. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

Conclusions.  Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved and that our internal controls and procedures over financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In accordance with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation in connection with this annual report on Form 10-K, there have been no significant changes in internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.	Documents filed as part of this report.

1.	The financial statements, financial statement schedule and accompanying report of independent accountants are listed in the Index to Financial Statements and Financial Statement Schedules filed as part of this Annual Report.

2.	Exhibits

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002).

3.2	Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2002).

4.1

Indenture, dated as of May 28, 1999, among Pacer International, Inc. the Guarantors and Wilmington Trust Company, as Trustee (including Form of 11¾% Senior Subordinated Notes due 2007) (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

4.2	Form of 11¾% Senior Subordinated Notes due 2007 (filed as part of Exhibit 4.1). (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

4.3

First Supplemental Indenture dated as of January 13, 2000, among Pacer International, Inc., Conex Acquisition Corporation and Wilmington Trust Company. (Incorporated by reference to Exhibit No. 10.25 to the Annual Report on Form 10-K for the year ended December 31, 1999)

4.4

Second Supplemental Indenture dated as of August 31, 2000, among Pacer International, Inc., GTS Transportation and Wilmington Trust Company. (Incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53700) dated January 12, 2001).

4.5

Third Supplemental Indenture dated as of October 31, 2000, among Pacer International, Inc., RFI Group, RFI International Ltd., Ocean World Lines, and Wilmington Trust Company. (Incorporated by reference to Exhibit No. 4.5 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

4.6

Fourth Supplemental Indenture dated as of December 22, 2000, among Pacer International, Inc., Rail Van, Inc., Rail Van LLC and Wilmington Trust Company. (Incorporated by reference to Exhibit No. 4.1 to the Company’s Current Report on Form 8-K dated January 8, 2001).

4.7

Shareholders’ Agreement, dated as of May 28, 1999, among APL Limited, Pacer International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC. (Incorporated by reference to Exhibit No. 4.12 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

Exhibit Number	Exhibit Description

4.8

Shareholders’ Agreement, dated as of May 28, 1999, by and among Pacer International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC and The Management Stockholders. (Incorporated by reference to Exhibit No. 4.13 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

4.9

Shareholders’ Agreement, dated as of May 28, 1999, by and among Pacer International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC, BT Capital Investors, L.P. and Pacer International Equity Investors, LLC. (Incorporated by reference to Exhibit No. 4.14 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

4.10

Registration Rights Agreement, dated as of May 28, 1999, between Pacer International, Inc. and the Purchasers named therein. (Incorporated by reference to Exhibit No. 4.18 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

4.11

Registration Rights Agreement, dated as of May 28, 1999 between Pacer International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC. (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.1

Credit Agreement, dated as of May 28, 1999, among Pacer International, Inc., the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Credit Suisse First Boston Corporation, as Documentation Agent and Bankers Trust Company, as Administrative Agent. (Incorporated by reference to Exhibit No. 4.1 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.2

First Amendment dated August 9, 1999, among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc., and Bankers Trust Company. (Incorporated by reference to Exhibit No. 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.3

Second Amendment dated January 7, 2000, among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc., and Bankers Trust Company. (Incorporated by reference to Exhibit No. 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.4

Third Amendment dated December 22, 2000 among Pacer International, Inc., the lending institutions party to the Pacer International, Inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston, Morgan Stanley Senior Funding, Inc., and Bankers Trust Company. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2001).

10.5

Fourth Amendment and Consent dated May 14, 2002 among Pacer International, Inc., the lending institutions party to the Pacer International, inc. Credit Agreement dated May 28, 1999, Credit Suisse First Boston Corporation, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 dated May 24, 2002).

10.6

Stock Purchase Agreement, dated as of March 15, 1999, between APL Limited and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

Exhibit Number	Exhibit Description

10.7

Non-Competition Agreement, dated as of May 28, 1999, among Neptune Orient Lines Limited, APL Limited, Pacer International, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.5 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.8

Administrative Services Agreement, dated as of May 29, 2000, between APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.9

IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited, APL Land Transport Services, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 10.10 to the Company’s Registration Statement on Form S-4 dated November 5, 1999).

10.10

Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.11

TPI Chassis Sublet Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.9 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.12

Equipment Supply Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.13

Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.14

Management Agreement, dated as of May 28, 1999, between Apollo Management IV, L.P. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.15 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.15

Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002 between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002).

10.16

Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the Company’s Registration Statement on Form S-4 dated October 7, 1999).

10.17

Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002).

10.18

Asset Purchase Agreement dated December 31, 1999, among Conex Acquisition Corporation, Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., Jupiter Freight, Inc., The Michael W. Keller Living Trust, The Uchida Family Trust, Michael Keller and Shigehiro Uchida. (Incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K dated January 13, 2000).

Exhibit Number	Exhibit Description

10.19

Amendment dated January 12, 2000 to Conex Asset Purchase Agreement dated December 31, 1999. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 13, 2000).

10.20

Rail Car Lease Agreement dated September 1, 2000 among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000).

10.21	Pacer International, Inc. 1999 Stock Option Plan. (Incorporated by reference to Exhibit No. 10.29 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.22	Amendment No. 1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement Statement on Form S-1 dated May 15, 2002).

10.23	Amendment No. 2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 dated May 15, 2002).

10.24	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002).

10.25

Stock Purchase Agreement, dated August 31, 2000 by and among Pacer International, Inc., GTS Transportation Services, Inc. and all of the Shareholders of GTS Transportation Services, Inc. (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.26

Stock Purchase Agreement, dated October 31, 2000 by and among Pacer International, Inc., all of the Stockholders of RFI Group, Inc., Everett Fleisig, Bernard W. Robbins, and Certain Trusts that are owners of Certain Stockholders of RFI Group, Inc. (Incorporated by reference to Exhibit No. 10.31 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.27

Stock Purchase Agreement, dated December 18, 2000 by and among Pacer International, Inc., Rail Van, Inc., Rail Van LLC and all of the Shareholders of Rail Van, Inc. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2001).

10.28

Equipment Use Agreement, dated May 28, 1999, between PAMC LLC and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.29

Amendment No. 1 to Domestic Incentive Agreement dated January 1, 2001 between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001).

10.30

Software License, Development, Support and Information Service Provider Agreement dated March 2001 between Qiva, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001).

10.31

Rail Car Lease Agreement dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

Exhibit Number	Exhibit Description

10.32

Rail Car Lease Agreement dated January, 2001 by and between LaSalle National Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.33

Rail Car Lease Agreement dated February 14, 2001 by and between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.34

Separation and Release Agreement dated as of December 31, 2001 between Pacer International, Inc. and Robert L. Cross. (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.35	Employment Agreement for Donald C. Orris dated March 31, 1997. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.36	Employment Agreement for Gerry Angeli dated March 31, 1997. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.37	Amended and Restated Employment Agreement dated as of March 1, 2003, between Pacer Global Logistics, Inc. and Jeffrey R. Brashares. *

10.38	Employment Agreement dated as of March 1, 2003, between Pacer International, Inc. and Denis M. Bruncak. *

10.39

Employment Agreement dated as of January 16, 2002 between Pacer International, Inc. and Charles T. Shurstad. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.40

Employment Agreement dated as of September 30, 2002 between Pacer International, Inc. and Carl K. Kooyoomjian (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 20, 2002).

21.1	Subsidiaries of the Registrant. *

23	Consent of Independent Accountants. *

---------------

* Filed herewith.

B.	Reports on Form 8-K

During the three months ended December 27, 2002, one report on Form 8-K was filed by the Company:

1. Current Report on Form 8-K filed September 26, 2002 reporting the retirement of one member and the appointment of two new members to the Company’s board of directors.

C.	Other Exhibits

No exhibits in addition to those previously filed or listed in Item 15(a)(2) are filed herein.

D.	Other Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts – filed herein.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: March 14, 2003	By:	/s/ Lawrence C. Yarberry
Lawrence C. Yarberry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 14, 2003	By:	/s/ Donald C. Orris
Donald C. Orris Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 14, 2003	By:	/s/ Joshua J. Harris
Joshua J. Harris Director

Date: March 14, 2003	By:	/s/ Bruce H. Spector
Bruce H. Spector Director

Date: March 14, 2003	By:	/s/ Marc E. Becker
Marc E. Becker Director

Date: March 14, 2003	By:	/s/ John J. Hannan
John J. Hannan Director

Date: March 14, 2003	By:	/s/ Michael S. Gross
Michael S. Gross Director

Date: March 14, 2003	By:	/s/ Thomas L. Finkbiner
Thomas L. Finkbiner Director

Date: March 14, 2003	By:	/s/ John P. Tague
John P. Tague Director

Date: March 14, 2003	By:	/s/ Robert S. Rennard
Robert S. Rennard Director

CERTIFICATIONS

I, D.C. Orris, certify that:

1.	I have reviewed this annual report on Form 10-K of Pacer International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 14, 2003

/s/ D.C. Orris
D.C. Orris Chairman, President and Chief Executive Officer

I, L.C. Yarberry, certify that:

1.	I have reviewed this annual report on Form 10-K of Pacer International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

d)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 14, 2003

/s/ L.C. Yarberry
L.C. Yarberry President and Chief Financial Officer

PACER INTERNATIONAL INC. AND SUBSIDIARY COMPANIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

Report of Independent Accountants

To the Board of Directors and Stockholders of Pacer International, Inc.:

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries (“the Company”) at December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, as of December 29, 2001.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2003

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 27, 2002	December 28, 2001
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowances of $5.7 million and $7.0 million, respectively	207.9	204.6
Accounts receivable from APL Limited	7.7	6.6
Prepaid expenses and other	5.3	8.4
Deferred income taxes	-	5.6

Total current assets	220.9	225.2

Property and equipment
Property and equipment at cost	94.1	87.1
Accumulated depreciation	(37.0)	(27.8)

Property and equipment, net	57.1	59.3

Other assets
Goodwill, net	288.3	281.5
Deferred income taxes	44.7	57.5
Other assets	7.4	9.4

Total other assets	340.4	348.4

Total assets	$618.4	$632.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$6.2	$2.0
Deferred income taxes	2.0	-
Accounts payable and other accrued liabilities	176.2	203.1

Total current liabilities	184.4	205.1

Long-term liabilities
Long-term debt and capital leases	250.4	395.9
Other	2.9	3.2

Total long-term liabilities	253.3	399.1

Total liabilities	437.7	604.2

Minority interest – exchangeable preferred stock of a subsidiary	-	25.7

Commitments and contingencies (Notes 10, 12 & 14)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 36,832,048 and 23,089,494 issued and outstanding	0.4	0.2
Additional paid-in capital	270.0	118.5
Unearned compensation	(0.2)	(0.3)
Accumulated deficit	(89.5)	(114.3)
Accumulated other comprehensive income (loss)	-	(1.1)

Total stockholders’ equity	180.7	3.0

Total liabilities and stockholders’ equity	$618.4	$632.9

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	Dec. 27, 2002	Dec. 28, 2001	Dec. 29, 2000
	(in millions, except share and per share data)
Gross revenues (includes related party revenues of $106.2 million, $106.8 million and $113.4 million, respectively)	$1,608.2	$1,670.9	$1,281.3
Cost of purchased transportation and services	1,258.4	1,339.6	1,005.6

Net revenues	349.8	331.3	275.7

Operating expenses:
Direct operating expenses (includes related party expenses of $3.4 million, $8.3 million and $8.6 million, respectively)	106.7	101.7	90.4
Selling, general and administrative expenses (includes related party expenses of $15.4 million, $15.1 million and $16.1 million, respectively)	158.9	155.9	102.6
Depreciation and amortization	10.1	18.3	11.6
Merger and severance	-	0.4	7.7
Other (Note 3)	-	4.0	-

Total operating expenses	275.7	280.3	212.3

Income from operations	74.1	51.0	63.4

Interest expense, net	32.5	39.6	34.1

Income before income taxes and minority interest	41.6	11.4	29.3

Income taxes	16.8	3.6	12.9
Minority interest	-	0.8	1.6

Net income	$24.8	$7.0	$14.8

Earnings per share (Note 17):

Basic:
Earnings per share	$0.81	$0.31	$0.68

Weighted average shares outstanding	30,575,940	22,996,462	21,941,540

Diluted:
Earnings per share	$0.74	$0.27	$0.60

Weighted average shares outstanding	33,373,752	28,287,952	27,586,726

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Unearned Comp- ensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

	No. of Shares	Amount	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 31, 1999	-	$-	20,880,000	$0.2	$104.2	$-	$(136.1)	$-	$(31.7)

Net income	-	-	-	-	-	-	14.8	-	14.8
Other comprehensive income	-	-	-	-	-	-	-	0.1	0.1

Total comprehensive income	-	-	-	-	-	-	14.8	0.1	14.9
Issuance of preferred stock for exercise of options	17,499	-	-	-	0.2	-	-	-	0.2
Repurchase and retirement of preferred stock	(17,499)	-	-	-	(0.2)	-	-	-	(0.2)
Unearned compensation	-	-	-	-	0.3	(0.3)	-	-	-
Amortization – unearned compensation (Note 8)	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisitions	-	-	1,160,000	-	13.0	-	-	-	13.0
Issuance of common stock for exercise of options	-	-	682,746	-	0.9	-	-	-	0.9

Balance December 29, 2000	-	$-	22,722,746	$0.2	$118.4	$(0.3)	$(121.3)	$0.1	$(2.9)

Net income	-	-	-	-	-	-	7.0	-	7.0
Other comprehensive loss	-	-	-	-	-	-	-	(1.2)	(1.2)

Total comprehensive income	-	-	-	-	-	-	7.0	(1.2)	5.8
Issuance of preferred stock for exercise of options	27,498	-	-	-	0.2	-	-	-	0.2
Repurchase and retirement of preferred stock	(27,498)	-	-	-	(0.2)	-	-	-	(0.2)
Amortization – unearned compensation (Note 8)	-	-	-	-	-	-	-	-	-
Issuance of common stock for exercise of options	-	-	366,748	-	0.1	-	-	-	0.1

Balance December 28, 2001	-	$-	23,089,494	$0.2	$118.5	$(0.3)	$(114.3)	$(1.1)	$3.0

Net income	-	-	-	-	-	-	24.8	-	24.8
Other comprehensive income	-	-	-	-	-	-	-	1.1	1.1

Total comprehensive income	-	-	-	-	-	-	24.8	1.1	25.9
Amortization – unearned compensation (Note 8)	-	-	-	-	-	0.1	-	-	0.1
Issuance of common stock (Note 2)	-	-	9,250,000	0.1	125.8	-	-	-	125.9
Exchange of Pacer Logistics exchangeable preferred stock for common stock (Note 2)	-	-	4,469,688	0.1	25.6	-	-	-	25.7
Issuance of common stock for exercise of options	-	-	22,866	-	0.1	-	-	-	0.1

Balance December 27, 2002	-	$-	36,832,048	$0.4	$270.0	$(0.2)	$(89.5)	$-	$180.7

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Dec. 27, 2002	Dec. 28, 2001	Dec. 29, 2000
	(in millions)
Cash flows from operating activities
Net income	$24.8	$7.0	$14.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10.1	18.3	11.6
Gain on sale of property and equipment	(0.7)	(0.1)	(0.1)
Deferred taxes	20.4	5.6	11.4
Minority interest	-	0.8	1.6
Merger and severance	-	0.4	7.7
Other	-	3.5	-
Change in current assets and liabilities excluding effects of acquisitions:
Accounts receivable, net	(3.3)	11.1	(14.3)
Receivable from APL Limited	(1.1)	(0.6)	2.2
Prepaid expenses and other	3.1	1.9	(5.1)
Accounts payable and other accrued liabilities	(21.3)	(27.3)	(27.9)
Other	(3.3)	1.2	(0.7)

Net cash provided by operating activities	28.7	21.8	1.2

Cash flows from investing activities
Acquisitions, net of cash acquired	-	-	(125.6)
Capital expenditures	(8.7)	(14.6)	(5.5)
Proceeds from sales of property and equipment	0.9	0.2	0.4

Net cash used in investing activities	(7.8)	(14.4)	(130.7)

Cash flows from financing activities
Checks drawn in excess of cash balances	(5.6)	-	10.9
Proceeds of long-term debt, net of costs	-	-	122.6
Proceeds from issuance of common stock	126.0	0.1	0.9
Proceeds from issuance of preferred stock	-	0.2	0.2
Repurchase of preferred stock	-	(0.2)	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	(141.3)	(7.5)	(17.1)

Net cash (used in) provided by financing activities	(20.9)	(7.4)	117.3

Net increase (decrease) in cash and cash equivalents	-	-	(12.2)

Cash and cash equivalents at beginning of year	-	-	12.2

Cash and cash equivalents at end of year	$-	$-	$-

Disclosure of non-cash financing activities:
Issuance of common stock for acquisitions	$-	$-	$13.0
Issuance of 8.0% subordinated note for acquisition	$-	$-	$5.0
Issuance of common stock in exchange for Pacer Logistics 7.5% exchangeable preferred stock	$25.7	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Pacer International, Inc. (“Pacer” or the “Company”) is a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. The Company operates in two segments, the wholesale segment and the retail segment (see Note 11 to the consolidated financial statements for segment information). The wholesale segment provides intermodal rail service in North America by selling intermodal service to shippers under agreements with intermodal rail carriers and its fiscal year ends on the last Friday in December. The retail segment provides trucking services, intermodal marketing, freight consolidation and handling, international freight forwarding and supply chain management services. Its fiscal year ends on the last day in December.

The Company has operated as an independent, stand-alone company since its recapitalization in May 1999. From 1984 until the recapitalization, the wholesale business was conducted by various entities owned directly or indirectly by APL Limited.

As of May 28, 1999, APL Land Transport Services, Inc. (“APLLTS”) was recapitalized through the purchase of shares of its common stock by affiliates of Apollo Management, L.P. and two other investors from APL Limited and its redemption of a portion of the shares of common stock held by APL Limited. After the recapitalization, APLLTS formed a transitory subsidiary that was merged with and into Pacer Logistics, making Pacer Logistics a wholly-owned subsidiary of APLLTS. In connection with these transactions, APLLTS was renamed Pacer International, Inc.

As part of the recapitalization, the assets and liabilities of the Company remained at their historical basis for financial reporting purposes; for income tax purposes, the transaction has been treated as a taxable transaction such that the consolidated financial statements reflect a “step-up” in tax basis resulting in the establishment of a deferred tax asset.

All references in the consolidated financial statements to number of shares outstanding, price per share and per share amounts have been retroactively restated for all periods presented to reflect a 2 for 1 common stock split effective June 7, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all entities in which the Company controls. For the year ended December 29, 2000, this includes Pacer Logistics for the entire year, Conex assets acquired January 13, 2000, GTS Transportation Services, Inc. acquired August 31, 2000, RFI Group, Inc. acquired October 31, 2000 and Rail Van Inc. acquired December 22, 2000. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Significant estimates include recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, valuation of deferred income taxes and goodwill. Actual results could differ from those estimates.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category.

Property and Equipment

Property and equipment are recorded at cost. The Company capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, and payroll and payroll related costs. For assets financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as property and equipment, with a corresponding amount recorded as a capital lease obligation. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life

Rail Cars	28 Years
Containers and Chassis	5 Years
Leasehold Improvements	Term of Lease
Other (including computer hardware and software)	3 to 7 Years

When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized and amortized. Expenditures for maintenance and repairs are expensed as incurred.

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt and are being amortized using the effective interest method over the terms of the related debt which range from 5 to 7 years. At December 27, 2002 and December 28, 2001, unamortized costs were $3.8 million and $6.1 million, respectively.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired, and before 2002, had been amortized over 40 years on a straight-line basis after consideration of the characteristics of each acquisition. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this suggests that goodwill is impaired then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The fair value of the reporting unit is determined using a market valuation method based on the Company and its public peers.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense was $0, $7.5 million and $4.7 million for 2002, 2001 and 2000, respectively. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The Company adopted SFAS 142 on December 29, 2001 and ceased to amortize goodwill on that date. The carrying amount of goodwill at December 27, 2002 and December 28, 2001 assigned to the wholesale segment was $23.3 million, and the carrying amount of goodwill at December 27, 2002 and December 28, 2001 assigned to the retail segment was $265.0 million and $258.2 million, respectively. As of December 27, 2002, the Company recorded an adjustment of $6.8 million to increase goodwill relating to its acquisition of Rail Van, Inc. (Note 4) as of December 22, 2000.

As part of the adoption of SFAS 142, the Company has completed goodwill impairment tests, and concluded that no adjustment to the balance of goodwill at the date of adoption or at December 27, 2002 was required.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the goodwill amortization, net of related income tax is as follows:

	Fiscal Year Ended
	Dec. 27, 2002	Dec. 28, 2001	Dec. 29, 2000
	(in millions, except per share amounts)

Net income:
Net income as reported	$24.8	$7.0	$14.8
Add: goodwill amortization, net of tax	-	5.1	2.6

Adjusted net income	$24.8	$12.1	$17.4

Basic earnings per share:
Net income as reported	$0.81	$0.31	$0.68
Effect of goodwill amortization	-	0.23	0.12

Adjusted net income	$0.81	$0.54	$0.80

Diluted earnings per share:
Net income as reported	$0.74	$0.27	$0.60
Effect of goodwill amortization	-	0.19	0.09

Adjusted net income	$0.74	$0.46	$0.69

Revenue Recognition

The Company’s wholesale segment recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. Revenues from retail transportation activities including highway and rail brokerage, local cartage and specialized trucking are recorded when delivery requirements are met. Revenues from freight handling activities are recorded upon receipt at the warehouse and storage revenues are recorded as earned. Supply chain management/consulting services net revenues are recorded as earned. Revenues are reported net of volume rebates provided to customers.

Income Taxes

The Company recognizes income tax expense using the liability method of accounting for deferred income taxes. A deferred tax asset or liability is recorded based upon the tax effect of temporary

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other Comprehensive Income

Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjust.	Derivative Instrument Fair Value, Net of Amortization	Total Other Comprehensive Income (Loss)

Beginning Balance December 31, 1999	$-	$-	$-

Activity during 2000 (net of $0.0 million tax)	0.1	-	0.1

Balance at December 29, 2000	$0.1	$-	$0.1

Activity during 2001 (net of $0.8 million tax)	(0.1)	(1.1)	(1.2)

Balance at December 28, 2001	$-	$(1.1)	$(1.1)

Activity during 2002 (net of $0.8 million tax)	-	1.1	1.1

Balance at December 27, 2002	$-	$-	$-

The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company’s pro forma net income and earnings per share for 2002, 2001 and 2000 would have been:

	Fiscal Year Ended
	December 27, 2002	December 28, 2001	December 29, 2000
	(in millions, except per share amounts)

Net income, as reported	$24.8	$7.0	$14.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.4	0.2	0.2

Net income, pro forma	$24.4	$6.8	$14.6

Earnings per share:
Basic, as reported	$0.81	$0.31	$0.68

Basic, pro forma	$0.80	$0.30	$0.67

Diluted, as reported	$0.74	$0.27	$0.60

Diluted, pro forma	$0.73	$0.27	$0.59

The fair value of each option granted was estimated on the date of grant with the following assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 5.4%, 5.6% and 5.9%; no dividend yield for all years; and expected option lives of 7 years for options granted for all years. The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $3.68, $3.16 and $3.37, respectively. All options were granted prior to the Company’s initial public offering (“IPO”) in June 2002.

Earnings per Share

The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares. The computation of earnings per share-diluted includes the dilutive effect, if any, of outstanding Pacer Logistics 7.5% exchangeable preferred stock calculated using the as-if converted method, and common stock options. The Pacer Logistics 7.5% exchangeable preferred stock was exchanged for common stock as part of the Company’s IPO in June 2002 (see Note 2 to the Consolidated Financial Statements for a discussion of the initial public offering).

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Management estimates that the Senior Subordinated Notes of $150.0 million are valued at $154.5 million and $120.0 million as of December 27, 2002 and

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 28, 2001, respectively, based on quoted market prices. The carrying value of long-term debt, other than the Senior Subordinated Notes, approximates fair value due to the floating nature of the interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells primarily on net 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. The Company maintains an allowance for doubtful accounts.

The Company had no customers in 2002 or 2001 and one customer in 2000 accounting for 10% or more of revenues. Union Pacific generated $146.9 million of revenues in both segments in 2000.

In addition, the Company had receivables from APL Limited (a related party) at December 27, 2002 and December 28, 2001 of $7.7 million and $6.6 million, respectively, primarily for freight transportation and the repositioning of APL Limited’s equipment.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

The FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 will be adopted by the Company in 2003. The Company does not expect the implementation of this standard to have a significant effect on its results of operations or financial condition.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, in July 2002. SFAS 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect implementation of this standard to have a significant effect on its results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for the year ending December 27, 2002, which expand the disclosures required by a guarantor about its obligations under a guarantee. The Company does not believe it has any qualifying guarantees at December 27, 2002. FIN 45 also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. The Company does not expect that FIN 45 will have a significant effect on its results of operations or financial condition.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe it has any significant variable interest entities.

NOTE 2. INITIAL PUBLIC OFFERING

On June 18, 2002, the Company completed its IPO of 16,100,000 shares of common stock at $15.00 per share, including 6,850,000 shares sold by selling stockholders. Total proceeds on the 9,250,000 shares sold by the Company were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million of underwriting discounts, commissions and related expenses. The Company repaid $63.5 million of outstanding term loans and $62.4 million of the revolving credit facility with the proceeds of the offering. In connection with the term loan repayment, the Company expensed to interest expense $0.8 million of deferred loan fees.

In June 2002, prior to the consummation of the IPO, the Company issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics 7.5% exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics 7.5% exchangeable preferred stock.

NOTE 3. STATEMENTS OF OPERATIONS

Other

Other operating expenses in 2001 included $1.9 million for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of costs related to a postponed public offering and $0.5 million for early termination of a chassis and container maintenance agreement. For the 2002 and 2000 periods, there were no significant amounts relating to these types of matters.

Merger and Severance

In December 2000, the Company recorded a charge of $7.7 million relating to the consolidation of retail segment operations resulting from the December 22, 2000 acquisition of Rail Van. The charge included $5.0 million for the severance of 99 employees from the Chicago, Memphis, Los Angeles and Walnut Creek offices and the termination of agency agreements. An additional $2.7 million was included to cover lease costs through lease termination in 2006 for facilities no longer required primarily in Walnut Creek and Memphis.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2001, the Company recorded an additional charge of $1.6 million including $0.8 million for the severance of employees in the wholesale segment, $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required and $0.3 million for the write-off of retail segment assets that have been abandoned. The 2001 charge was partially offset by the release of $1.2 million of remaining unused liability associated with planned 2000 workforce reductions that were no longer needed due to employees/agents leaving prior to being terminated. The table below details merger and severance activity (in millions).

	Severance	Facilities and Other	Total

Beginning balance December 29, 2000	$5.0	$2.7	$7.7

Accruals	0.8	0.8	1.6
Payments	(2.8)	(1.8)	(4.6)
Other	(1.2)	-	(1.2)

Balance at December 28, 2001	$1.8	$1.7	$3.5

Payments	(1.5)	(1.1)	(2.6)

Balance at December 27, 2002	$0.3	$0.6	$0.9

The remaining severance payments are expected to be paid in 2003 and facilities and other payments will be paid by the end of 2004.

NOTE 4. ACQUISITIONS

There were no acquisitions during 2002 or 2001.

The Company completed four retail segment acquisitions during 2000. The table below summarizes the initial purchase price allocation, net of cash acquired for each acquisition, followed by a description of each transaction.

2000 Acquisitions Purchase Price Allocation, net of Cash Acquired

	Conex	GTS	RFI	Rail Van	Total
	(in millions)
Accounts receivable, net	$6.2	$6.7	$11.0	$62.8	$86.7
Prepaid expenses and other	0.3	-	0.9	0.5	1.7
Property and equipment	0.6	0.1	1.1	5.9	7.7
Goodwill	32.0	21.2	17.4	75.2	145.8
Liabilities	(1.7)	(10.2)	(11.9)	(68.4)	(92.2)

Total purchase price	$37.4	$17.8	$18.5	$76.0	$149.7

On January 13, 2000, pursuant to the terms of an asset purchase agreement, the Company acquired substantially all of the assets and assumed specified liabilities of Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., and Jupiter Freight, Inc. (collectively “Conex”), a multipurpose provider of transportation services including intermodal marketing, local trucking and freight consolidation and handling. The purchase price of $37.4 million included acquisition fees of $1.3 million, a cash payment to owners of $25.1 million, the issuance to Conex shareholders of an 8.0% subordinated note in the aggregate principal amount of $5.0 million and the issuance to Conex shareholders of 600,000 shares (valued in the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

aggregate at $6.0 million) of the Company’s common stock. The Company borrowed $15.0 million under the revolving credit facility to fund the acquisition. The results of operations for the acquired assets are included in the Company’s consolidated financial statements beginning January 1, 2000. The acquisition resulted in $32.0 million of goodwill. In 2001, the Company reviewed and increased the gross goodwill recorded on this acquisition by $0.1 million.

On August 31, 2000, the Company acquired all of the capital stock of GTS Transportation Services, Inc. (“GTS”), a provider of transportation services including logistics and truck brokerage in North America. The purchase price of $17.8 million included acquisition fees and expenses of approximately $0.6 million, a net cash payment to owners of $15.0 million and a maximum earn-out amount of $2.2 million. The Company borrowed $10.0 million under the revolving credit facility to fund the acquisition. In connection with the acquisition, former owners of GTS that continued as employees were granted 30,000 options (issued at fair value on the date granted) to purchase the Company’s common stock. The results of operations for the acquired company are included in the Company’s consolidated financial statements beginning September 1, 2000. The acquisition resulted in $21.2 million of goodwill. During 2001, the Company reviewed and decreased the gross goodwill recorded on this acquisition by $1.1 million as a result of the finalization of certain pre-acquisition contingencies.

On October 31, 2000, the Company acquired all of the capital stock of RFI Group, Inc. (“RFI”), a provider of international freight forwarding and freight transportation services. The purchase price of $18.5 million included acquisition costs of $0.5 million, a net cash payment to owners of $16.4 million and an estimated working capital adjustment of $1.6 million. A portion of the net cash payment was used to repay $5.2 million of indebtedness. The Company borrowed $18.0 million under the revolving credit facility to fund the acquisition. In connection with the acquisition, former owners of RFI that continued as employees were granted 90,000 plan and 160,000 non-plan options (issued at fair value on the date granted) to purchase the Company’s common stock. The 160,000 non-plan options expired in 2001. The results of operations for the acquired company are included in the Company’s consolidated financial statements beginning November 1, 2000. The acquisition resulted in $17.4 million of goodwill. During 2001, the Company reviewed and increased the gross goodwill on this acquisition by $0.3 million.

On December 22, 2000, the Company acquired all of the capital stock of Rail Van Inc. (“Rail Van”), a provider of intermodal transportation, truck brokerage and other logistics services. The purchase price of $76.0 million included $4.0 million of acquisition costs, a cash payment to owners of $67.0 million, the issuance to Rail Van shareholders of 560,000 shares of the Company’s common stock valued in the aggregate at $7.0 million and a post-closing adjustment of $2.0 million refunded by the sellers to the Company based on Rail Van’s results for 2000 through December 22. The acquisition was funded by a borrowing of $40.2 million under the Company’s revolving credit facility, the issuance of $40.0 million in new term loans under the credit agreement and the issuance of common stock. Proceeds from these loans were also used to repay $8.9 million in Rail Van debt assumed during the transaction. The results of operations for the acquired company are included in the Company’s consolidated financial statements beginning December 23, 2000. A Section 338(h)(10) election was made to allow the acquisition of Rail Van to be treated as an acquisition of assets for tax purposes. The acquisition resulted in $75.2 million of goodwill. During 2002, the Company discovered that the Rail Van liability for costs of purchased transportation was actually greater than initially recorded at the date of acquisition. As a result, as previously indicated (Note 1), as of December 27, 2002, the Company adjusted the purchase price allocation for the acquisition of Rail Van to increase goodwill and accounts payable each by $6.8 million. This adjustment, which corrects the purchase accounting of Rail Van, Inc., was made in 2002 as the effect of the error was not considered material. The effect on the net income for the year ended December 28, 2001, taking into consideration a 40-year goodwill life, was also not considered material.

The acquisitions of Conex, GTS, RFI and Rail Van were accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations”. The aggregate purchase price as shown above was allocated to the underlying assets and liabilities based upon preliminary

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimates of fair values at the date of acquisition, with the remainder allocated to goodwill. For 2001 and 2000 goodwill was being amortized over 40 years. With the adoption of FAS 142, goodwill ceased to be amortized commencing December 29, 2001, but is subject to impairment testing criteria.

Pro forma results of operations, giving effect to the Company’s acquisition of Conex, GTS, RFI and Rail Van at the beginning of the period presented is as follows (in millions except per share data):

Fiscal Year Ended December 29, 2000
(unaudited)
Gross revenues	$1,897.4
Net revenues	338.1
Net income	8.8
Earnings per share:
Basic	$0.39
Diluted	$0.37

NOTE 5. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases are summarized as follows (in millions):

	December 27, 2002	December 28, 2001

Senior subordinated notes (11.75%; due June 1, 2007)	$150.0	$150.0
Term loan (3.95%; due May 28, 2006)	101.5	171.7
Revolving credit facility (5.25%; due May 28, 2004)	-	70.8
Subordinated note (8.0%; due January 13, 2003)	5.0	5.0
Capital lease obligations (Note 14)	0.1	0.4

Total	256.6	397.9
Less current portion	6.2	2.0

Long-term portion	$250.4	$395.9

In conjunction with the Company’s recapitalization and acquisition of Pacer Logistics on May 28, 1999, the Company issued $150.0 million aggregate principal amount of 11.75% senior subordinated notes due June 1, 2007 under the indenture dated as of May 28, 1999. Interest on the notes is payable semi-annually in cash on each June 1 and December 1, commencing on December 1, 1999. The Company may redeem the notes, in whole at any time or in part from time to time on and after June 1, 2003, upon not less than 30 nor more than 60 days’ notice, at the following redemption prices: 2003 –105.875%; 2004 –102.938%; 2005 and thereafter –100.00%. The indenture provides that upon the occurrence of a change of control, each holder of notes will have the right to require that the Company purchase all or a portion of such holder’s notes at a purchase price equal to 101.0% of the principal amount thereof plus accrued interest to the date of purchase.

The notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by each of the Company’s subsidiaries. The indenture contains covenants limiting the Company’s ability to incur additional indebtedness, and restricts the Company’s ability to pay dividends or make other restricted payments, consummate asset sales, or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries.

On May 28, 1999, the Company also entered into a credit agreement that originally provided for a seven-year $135.0 million term loan (the “Term Loan”) which was used to finance the recapitalization and

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

specified indebtedness of the Company and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). At the Company’s option, the interest rate for the Term Loan currently is: (1) 2.5% in excess of the Eurodollar rate or (2) the higher of, as determined by the administrative agent, (a) 1.5% in excess of the prime lending rate, (b) 2.0% in excess of the federal funds rate or (c) 2.0% in excess of an adjusted certificate of deposit rate. The rates are subject to adjustment based upon the Company’s leverage ratio. The Term Loan required minimum scheduled repayments of $1.3 million annually between the year 2000 and the Company’s initial public offering in June 2002 and requires minimum scheduled repayments of $1.1 million annually thereafter through 2005 with the remaining portion maturing in 2006.

At the Company’s option, the interest rate for the Revolving Credit Facility currently is: (1) 2.0% in excess of the Eurodollar rate or (2) the higher of, as determined by the administrative agent, (a) 1.0% in excess of the prime lending rate, (b) 1.5% in excess of the federal funds rate or (c) 1.5% in excess of an adjusted certificate of deposit rate. The rates are subject to adjustment based upon the Company’s leverage ratio. The interest rate for the Term Loan and the Revolving Credit Facility increases or decreases by 0.25% for each change in the Company’s leverage ratio between 1.0 and 3.25, between 3.25 and 4.0, between 4.0 and 5.0, and greater than 5.0. At December 27, 2002, the interest rate for the Term Loan was 3.95%. The rates for the Term Loan and Revolving Credit Facility are reset on a periodic basis.

On December 22, 2000, the Company entered into a third amendment to the credit agreement to provide for an additional term loan in the amount of $40.0 million which was borrowed to finance the acquisition of Rail Van. The new term loan was repaid with funds from the Company’s IPO in June 2002 (see Note 2).

The Company must pay a commitment fee equal to 0.5% per annum on the unused portion of the Revolving Credit Facility, subject to decreases based on the achievement of financial ratios and subject to increases based on the amount of unused commitments. At December 27, 2002, the Company had $91.4 million available under the Revolving Credit Facility.

The credit agreement contains customary covenants, the most restrictive of which limits the Company’s ability to declare dividends, prepay debt, make investments, incur additional indebtedness, make capital expenditures, engage in mergers, acquisitions and asset sales, and issue redeemable common stock and preferred stock, subject to exceptions. The Company is also required to comply with specified financial covenants including a consolidated interest coverage ratio and an adjusted total leverage ratio. At December 27, 2002, the Company was in compliance with these covenants.

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

During 2002, the Company repaid $0.3 million in capital lease obligations, $70.8 million of the Revolving Credit Facility and $70.2 million of the Term Loans. The repayment of the Revolving Credit Facility and Term Loans was funded by the Company’s IPO (see Note 2) and operating cash flows. During 2001, the Company repaid $0.2 million in capital lease obligations, $6.0 million of the Revolving Credit Facility, $1.3 million of the Term Loans and $36,000 of the notes payable to management.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 2002 and thereafter are as follows (in millions):

2003	$ 6.2
2004	1.1
2005	1.1
2006	98.2
2007	150.0
Thereafter	-

Total	$ 256.6

NOTE 6. HEDGING ACTIVITIES

On December 30, 2000, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS 133.”). SFAS 133 established accounting and reporting standards for derivatives and hedging activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded as the Company had no derivative instruments outstanding.

The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet these objectives, the Company employs hedging strategies to limit the effects of changes in interest rates on its income and cash flows. The Company does not acquire derivative instruments for any purpose other than cash flow hedging purposes. The Company does not speculate using derivative instruments. The Company believes that its interest rate risk management policy is generally effective. Nonetheless, the Company’s profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk and legal enforceability of hedging contracts. The counter-parties to the Company’s arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. These counter-parties potentially expose the Company to loss in the event of nonperformance.

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

Cash Flow Hedging Instruments

The Company entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on the Company’s debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, the Company received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. Additionally, interest expense for 2002 and 2001 included no net gains or losses representing cash flow hedge ineffectiveness, since the critical terms of the Company’s swap agreements and debt obligations are matched. The Company recognized additional interest expense in 2002 and 2001 resulting from amortization of amounts deferred to Other Comprehensive Income (Loss).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7. INCOME TAXES

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

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	Dec. 27, 2002	Dec. 28, 2001	Dec. 29, 2000

Current:
Federal	$(4.1)	$(2.2)	$4.8
State	0.5	(0.6)	1.4
Foreign

Total current	(3.6)	(2.8)	6.2

Deferred:
Federal	17.4	4.5	5.2
State	3.0	1.9	1.5

Total deferred	20.4	6.4	6.7

Total provision	$16.8	$3.6	$12.9

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	Dec. 27, 2002	Dec. 28, 2001	Dec. 29, 2000

U.S. federal statutory rate	35.0%	35.0%	35.0%

Increases (decreases) in rate resulting from:
State tax, net of federal benefit	4.5%	6.9%	6.0%

Revisions to prior years’ estimated liability including tax audit adjustments	-	(21.3)%	-

Non-deductible book goodwill	-	9.0%	2.7%

Other permanent book/tax differences	0.9%	2.0%	0.3%

Net effective tax rate	40.4%	31.6%	44.0%

For 2001, the revisions to prior years’ estimated liability including tax audit adjustments include tax planning revisions and other adjustments. The tax planning revisions relate to the implementation of a transfer pricing agreement between the Company and its Mexican subsidiary wherein the Company compensates its Mexican subsidiary for services rendered. The other adjustments relate to the closing of IRS examinations for the Company’s 1997-1999 fiscal year ends.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All federal income tax returns of Pacer International, Inc. are closed through 1998 and filed through 2001. In addition, the Company and its subsidiaries have various state income tax returns in the process of examination. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2002.

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 27, 2002 and December 28, 2001 (in millions):

	December 27, 2002	December 28, 2001
Tax loss carry-forwards	$4.4	$7.6
Property and equipment	(7.8)	(6.8)
Allowance for doubtful accounts	2.0	2.8
Accrued liabilities	(1.8)	3.0
Tax basis in excess of book – recapitalization	51.1	60.3
Other	(5.2)	(3.8)

Total net deferred tax asset	$42.7	$63.1

Current deferred tax asset	$-	$5.6
Non-current deferred tax asset	44.7	57.5
Current deferred tax liability	(2.0)	-

Total net deferred tax asset	$42.7	$63.1

In connection with the recapitalization, the Company recorded a deferred tax asset of approximately $81.2 million at May 28, 1999 related to future tax deductions for the net excess of the tax basis of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to Stockholders’ Equity.

As of December 27, 2002, the Company has net operating loss carryforwards of $8.9 million for federal income tax purposes. These carryforwards will expire in 2022. In order for these net operating loss carryforwards to be utilized, the Company must continue to comply with the change in ownership provisions.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has not recognized a valuation allowance since management has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize all deferred tax assets.

NOTE 8. PENSION PLANS AND STOCK OPTION PLANS

Under the Pacer Logistics, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2002, 2001 and 2000 were $1.3 million, $1.2 million and $0.8 million, respectively.

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan.

The 1999 plan provided for initial grants to specified employees. The options were granted at fair value. These initial grants were generally divided into three tranches, Tranche A, Tranche B and

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tranche C. Tranche A options vest in five equal installments on the date of the grant’s first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant’s seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant’s first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of the Tranche B options is possible if a sale of the Company occurs prior to the date of grant’s fifth anniversary and the fair market value of the per share consideration to be received by the shareholder equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. Options granted to non-employee directors vest in four equal installments on the date of grant’s first four anniversary dates.

A vested option that has not yet been exercised will automatically terminate on the first to occur of the grant’s tenth anniversary, ninety days following the employee’s termination of employment for any reason other than death or disability, twelve months following the employee’s termination of employment due to death or disability, or as otherwise determined by the committee.

Each option that is vested as of the date of the sale of the Company remains exercisable until the sale’s closing, after which time such option is unenforceable. Non-vested Tranche A, Tranche B and Tranche C options will vest in accordance with the vesting schedules described above, however, an option that vests after the Company is sold will remain exercisable for 10 days before such portion of the option terminates and is of no further force or effect. All options granted under the 1999 plan are nontransferable except upon death, by such employee’s will or the laws of descent and distribution, or transfers to family members of the employee that are approved by the committee.

On June 18, 2002, the first day that the Company’s common stock was traded on Nasdaq, the Company adopted the 2002 Stock Option Plan. The Company initially reserved 500,000 shares of common stock for issuance under this plan, plus the 241,106 shares of common stock that remain available for future issuance under the 1999 Plan. In addition, any shares issued under the 1999 Plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for grant and issuance under the 2002 Plan. Shares will again be available for grant and issuance under the 2002 Plan that are subject to issuance upon exercise of an option granted under the 2002 Plan that cease to be subject to the option for any reason other than exercise of the option, or have been issued upon the exercise of an option granted under the 2002 Plan that are subsequently forfeited or repurchased by the Company at the original purchase price. In addition, on each January 1 of each year, commencing January 1, 2003, the aggregate number of shares reserved for issuance under the 2002 Plan will increase automatically by a number of shares equal to 2.0% of the outstanding shares on the last day of the preceding year, except that the board of directors may, in its absolute discretion, determine in respect of any year that the automatic increase be less than 2.0% or that no automatic increase occur in respect of that year. No more than 2,500,000 shares of the Company’s common stock may be issued under the 2002 Plan in the aggregate.

The 2002 Plan terminates ten years from the date the board of directors approved the plan, unless it is terminated earlier by the board of directors. The 2002 Plan is administered by the compensation committee. The compensation committee has the authority to construe and interpret the plan, make option grants and make all other determinations necessary or advisable for the administration of the plan. The 2002 Plan provides for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options are available for grant only to the Company’s employees or employees of the Company’s subsidiaries. Nonqualified stock options are available for grant to employees, officers and directors of, advisors to, and independent consultants or independent contractors to, the Company or any of the Company’s subsidiaries. The exercise price of incentive stock options will be at least equal to the fair market value of the Company’s common stock on

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the date of grant. The exercise price of incentive stock options granted to 10% stockholders will be at least equal to 110% of the fair market value of the Company’s common stock.

Options granted under the 2002 Plan may be exercisable only as they vest or may be immediately exercisable with the shares issued subject to a right of repurchase by the Company that lapses as the shares vest. The maximum term of options granted under the 2002 Plan may not exceed ten years. Options granted under the 2002 Plan may not be transferable in any manner other than by will or by the laws of descent and distribution. Generally, they may be exercisable only by the optionee during his or her lifetime. The compensation committee is authorized to determine otherwise and provide for alternative provisions in option agreements with respect to nonqualified options. Options granted under the 2002 Plan generally are exercisable for a period of time after the termination of the optionee’s service to the Company or any of the Company’s subsidiaries. Options under the 2002 Plan generally terminate immediately upon termination of employment for cause.

As of December 27, 2002, there were no transactions under the Pacer International, Inc. 2002 Stock Option Plan. The following table summarizes the transactions of the Pacer International, Inc. 1999 Stock Option Plan originally adopted May 28, 1999 as of December 27, 2002.

	Common Stock	Weighted Avg. Exercise Price- Common	Preferred Stock	Weighted Avg. Exercise Price- Preferred

Balance at December 31, 1999	3,198,722	$3.90	44,997	$9.00

Granted	603,000	$11.20	-	-
Canceled or expired	(632,000)	$5.27	-	-
Exchanged	-	-	-	-
Exercised	(682,746)	$1.31	(17,499)	$9.00

Balance at December 29, 2000	2,486,976	$6.01	27,498	$9.00

Granted	584,000	$12.50	-	-
Canceled or expired	(274,000)	$7.65	-	-
Exchanged	-	-	-	-
Exercised	(366,748)	$0.13	(27,498)	$9.00

Balance at December 28, 2001	2,430,228	$8.27	-	-

Granted	415,800	$15.00	-	-
Canceled or expired	(549,134)	$9.29	-	-
Exchanged	-	-	-	-
Exercised	(22,866)	$5.00	-	-

Balance at December 27, 2002	2,274,028	$9.29	-	-

Options exercisable, end of year	829,894	$7.17	-	-
Options available for future grant	741,106	-	-	-

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding at December 27, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Months)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Common Stock
$ 4.30	58,728	73	$4.30	58,728	$4.30
$ 5.00	924,500	76	$5.00	497,366	$5.00
$ 10.00	273,000	87	$10.00	85,800	$10.00
$ 12.50	698,000	96	$12.50	188,000	$12.50
$ 15.00	319,800	111	$15.00	-	$15.00

Total	2,274,028	88	$9.29	829,894	$7.17

NOTE 9. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions recorded in the Statement of Operations.

		Fiscal Year Ended
Related Party	Type	December 27, 2002	December 28, 2001	December 29, 2000

Gross Revenues:
APL Limited	Freight transportation	$81.2	$82.8	$90.6
APL Limited	Avoided repositioning International freight	18.4	17.4	16.2
APL Limited	Management fee	6.6	6.6	6.6

Total related party revenues		$106.2	$106.8	$113.4

Operating Expenses:
Direct operating expenses:
APL Limited	Lease, maintenance and repair expense	$3.4	$8.3	$8.6

Selling, general and administrative expenses:
APL Limited	Administrative services	1.0	1.0	0.6
APL Limited	Information technology services	10.0	10.0	10.0
APL de Mexico, S.A. de C.V.	Agency services	-	0.1	2.7
Apollo Management	Management fee	0.5	0.5	0.5
A&G Investments	Facility lease	0.6	0.6	0.5
Keller, Uchida Realty
Resources LLC	Facility lease	1.8	1.8	1.8
Perimeter West	Facility lease	1.5	1.1	-

Total related party SG&A expenses		$15.4	$15.1	$16.1

Interest Expense:
Kelco Logistics, Inc.	$5.0 Million Sub Note	$0.4	$0.4	$0.2

Total related party expenses		$19.2	$23.8	$24.9

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management believes that the terms of the related party transactions listed above were at fair market rates.

The Company provides intermodal services to APL Limited. These services include moving containers from ports to inland points, moving containers from inland points to ports, and repositioning empty containers. These transactions were performed on a cost reimbursement basis. Thus, no revenues or expenses were recognized for financial reporting purposes. Reimbursements amounted to $0, $0 and $79.2 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. The decrease in reimbursement reflects the Company’s transfer in April 2000 of the processing of APL Limited’s international traffic receivables and payables to APL Limited, which had previously been included in the Company’s balance sheet. This resulted in a decrease in both accounts receivable and accounts payable of approximately $33.0 million. The transfer to APL Limited was facilitated by changes in computer software that were not previously available. At December 27, 2002 and December 28, 2001, the Company had no receivables from APL Limited for these transactions. The Company continues to handle APL Limited’s international traffic under contract for an annual management fee of $6.6 million in 2002, 2001 and 2000.

In connection with the May 1999 recapitalization, the Company signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For 2002, 2001 and 2000, $1.0 million, $1.0 million and $0.6 million was paid for these services, respectively. In addition, APL Limited is currently providing the Company information technology services under a long-term agreement for an annual fee of $10.0 million (of which $3.4 million is subject to a 3% compound annual increase after May 2003). For each of the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, $10.0 million was paid for these services, respectively.

In addition, the Company receives compensation from APL Limited for the repositioning expense that APL Limited has avoided due to using APL Limited’s containers in surplus locations. The total amount of revenue recognized for these services was $18.4 million, $17.4 million and $16.2 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. At December 27, 2002 and December 28, 2001, $2.2 million and $1.9 million was receivable from APL Limited, respectively.

The Company also provide services to the Automotive and Domestic Divisions of APL Limited. These services include moving containers primarily in the U.S. Mexico trade. The amount of revenue recognized for these services was $81.2 million, $82.8 million and $90.6 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. At December 27, 2002 and December 28, 2001, $4.2 million and $3.9 million was receivable from APL Limited for these services. In addition, $1.3 million and $0.8 million was receivable from APL Limited at December 27, 2002 and December 28, 2001, respectively for local drayage and miscellaneous charges.

The Company leases chassis from APL Limited for use in moving containers to and from ports and rail terminals. Amounts paid to APL Limited for the lease and maintenance of these chassis was $3.4 million, $8.3 million and $8.6 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. At December 27, 2002 and December 28, 2001, $0.4 million and $0.9 million, respectively was payable to APL Limited for these services.

APL de Mexico, S.A. de C.V. (“APL Mexico”), a wholly owned Mexican subsidiary of APL Limited, provides various agency services to the Company with respect to its bills of lading in Mexico. Expenses recorded from APL Mexico were $0, $0.1 million and $2.7 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. Effective in 2001, the Company began using Pacer Stacktrain S. de R.L. de C.V. (“Pacer Mexico”), a wholly owned Mexican subsidiary of the Company, to handle the services previously provided by APL Mexico.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has entered into a management agreement with Apollo Management (“Apollo”), an affiliate of the Company’s principal shareholder, for financial and strategic services as the Board of Directors may reasonably request. The annual fee that has been paid for these services for the year ended December 27, 2002, December 28, 2001 and December 29, 2000 was $0.5 million.

The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a stockholder and a former Director and Executive Vice President of the Company. Mr. Steiner is a stockholder and a former Executive Vice President of the Company. Lease payments were $0.6 million, $0.6 million and $0.5 million for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

The Company leases warehouse and dock facilities in Southern California from Keller, Uchida Realty Resources LLC that are owned by Messrs. Keller and Uchida. Mr. Keller is a stockholder and former President of the Freight Consolidation and Handling Division of the Company. Lease payments were $1.8 million for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

The Company paid scheduled semi-annual interest payments amounting to $0.4 million in 2002 and 2001 and $0.2 million in 2000 to Kelco Logistics, Inc. on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets. The note was repaid in January 2003.

In April 2000, the Company repaid $0.4 million, including accrued interest, in notes payable to Messrs. Orris, Angeli and Cross. The notes were part of the purchase price for Pacer Logistics acquired on May 28, 1999.

In connection with the acquisition of Rail Van, the Company assumed a lease of a building that had been entered into by Rail Van with, Perimeter West, an entity associated with Messrs. Bruncak and Brashares and certain former shareholders of Rail Van. This lease commenced in April 2001, with an initial annual base rental payment of approximately $1.3 million. Lease payments were $1.5 million and $1.1 million for the years ended December 27, 2002 and December 28, 2001, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Most of the lawsuits to which the Company is a party are covered by insurance and are being defended by insurance carriers.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

International revenues generated by the Company’s retail segment for 2002 were $91.7 million in Europe and $3.4 million in Canada. The Company’s wholesale segment generated $49.8 million in revenues for 2002 from Mexico. International revenues generated by the Company’s retail segment for 2001 were $108.8 million in Europe and $7.6 million in Canada. The Company’s wholesale segment generated $54.5 million in revenues for 2001 from Mexico. The Company’s wholesale segment generated $51.7 million in revenues for 2000 from Mexico and the retail segment generated $12.4 million from Canada and $18 million from Europe. The Company’s asset base is predominantly in the United States.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reportable segment information for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated

Fiscal year ended December 27, 2002
Gross revenues	$803.3	$913.5	$(108.6)	$1,608.2
Net revenues	214.2	135.6	-	349.8
Income from operations	55.3	25.4	(6.6)	74.1
Interest expense, net	22.2	10.3	-	32.5
Tax expense	13.4	6.1	(2.7)	16.8
Net income	19.7	9.0	(3.9)	24.8
Depreciation and amortization	4.7	5.4	-	10.1
Capital expenditures	6.0	2.7	-	8.7
Total assets	429.9	256.6	(68.1)	618.4
Fiscal year ended December 28, 2001
Gross revenues	$808.8	$952.8	$(90.7)	$1,670.9
Net revenues	187.9	143.4	-	331.3
Income from operations	37.1	19.8	(5.9)	51.0
Interest expense, net	22.1	17.5	-	39.6
Tax expense	4.8	0.7	(1.9)	3.6
Net income	10.2	1.6	(4.8)	7.0
Depreciation and amortization	5.6	12.7	-	18.3
Capital expenditures	8.1	6.5	-	14.6
Total assets	439.7	258.1	(64.9)	632.9
Fiscal year ended December 29, 2000
Gross revenues	$814.7	$503.9	$(37.3)	$1,281.3
Net revenues	183.2	92.5	-	275.7
Income from operations	49.7	18.0	(4.3)	63.4
Interest expense, net	25.3	8.8	-	34.1
Tax expense	10.7	4.1	(1.9)	12.9
Net income	13.7	5.1	(4.0)	14.8
Depreciation and amortization	5.4	6.2	-	11.6
Capital expenditures	2.0	3.5	-	5.5
Total assets	457.2	279.4	(78.2)	658.4

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The 2001 and 2000 amounts have been restated to separate corporate amounts from the Retail column and into the Corp./Other column. Intersegment revenues were $108.6 million, $90.7 million and $37.3 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 27, 2002 and December 28, 2001 (in millions):

	2002	2001

Railcars	$26.8	$26.9
Containers and chassis	25.7	26.6
Leasehold improvements and other (including computer hardware and software)	30.1	26.4
Software under development	11.5	7.2

Total	94.1	87.1
Less: accumulated depreciation and amortization	(37.0)	(27.8)

Property and equipment, net	$57.1	$59.3

Depreciation and amortization of property and equipment was $10.1 million, $10.8 million and $6.9 million for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. The Company retired $0.9 million and $0.8 million of accumulated depreciation associated with the sale of containers and chassis in 2002 and 2001, respectively. Equipment under capital lease are included above with a cost of $1.1 million and $1.1 million and accumulated amortization of $1.0 million and $0.7 million at December 27, 2002 and December 28, 2001, respectively.

During 2002, the Company had capital expenditures of $8.7 million primarily for wholesale and retail segment computer conversion and expansion. The Company received $0.9 million from the sale of containers and other equipment and retired $1.7 million of property during the year.

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

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At December 27, 2002, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. The Company has not been able to reach a mutually acceptable agreement with the developer, and the developer has indicated that it will not be able to complete the contract on its current terms. During the fourth quarter of 2002, the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer has answered denying liability and asserting a counter-claim against the Company for failing to continue to make

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

progress payments following the developer’s breach of the contract. The Company has denied liability on the developer’s counter-claim and on any obligation to continue to make payments to the developer. As the arbitration is in its initial stages, the Company is unable to assess its likely outcome but intend vigorously to pursue the Company’s claims and to defend itself from the developer’s counterclaims. The Company will continue to avail itself of the services and support under its existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

Management believes that it is probable that software being developed for internal use will be completed and placed in service as the Company has the ability and intention to complete this software project. However, in the event facts and circumstances change which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, the Company would evaluate the previously capitalized software for impairment.

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 27, 2002 and December 28, 2001 were as follows (in millions):

	2002	2001

Accounts payable	$75.3	$96.8
Accrued rail liability	36.9	31.8
Accrued volume rebates payable	18.5	17.9
Accrued equipment maintenance and lease	7.0	5.7
Accrued acquisition costs	0.6	2.1
Accrued compensation and benefits	7.7	4.1
Merger and severance	0.9	3.5
Accrued interest payable	2.7	3.8
Other accrued liabilities	26.6	37.4

Total accounts payable and accrued liabilities	$176.2	$203.1

NOTE 14. LEASES

The Company leases certain doublestack railcars, containers, chassis, data processing equipment and other property. Future minimum lease payments under noncancelable leases at December 27, 2002 for the five years subsequent to 2002 and thereafter are summarized as follows (in millions):

	Capital Leases	Operating Leases

2003	$0.1	$52.2
2004	-	48.5
2005	-	41.8
2006	-	33.6
2007	-	30.1
Thereafter	-	155.8

Total minimum payments	0.1	$362.0

Less amount representing interest (at an effective rate of 3.4%)	-

Present value of minimum lease payments	$0.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense was $88.5 million, $85.6 million and $66.7 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. The net book value of property under capital lease at December 27, 2002 and December 28, 2001 was approximately $0.1 million and $0.4 million, respectively.

The Company entered into operating lease agreements for 1,300 railcars during 2000 and 2001 as described below. The long-term lease obligations associated with this equipment is reflected in the lease table above. All of the railcars have been received and the Company does not anticipate ordering any additional railcars during 2003.

Lease Date	Lease Term	No. Ordered and Received
9/1/2000	Monthly	200
10/4/2000	15 Yrs	250
1/2/01	5 Yrs	250
2/14/01	15 Yrs	100
6/19/01	15 Yrs	250
9/25/01	5 Yrs	250

	Total	1,300

The two five-year term lease contracts have two additional five-year renewal options. All leases include change of control provisions, however these only apply if the new entity does not assume all of the obligations and when certain financial requirements are not met, such as, for example, the new entity maintaining a minimum net worth of $17.4 million or a Standard & Poor’s credit rating of at least B+. If these requirements were not met, the lessor would have the right to retake the railcars and/or collect damages after disposal of the equipment, if necessary, to recover costs associated with the lease of the equipment.

The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in gross revenues. Rental income was $61.9 million, $52.5 million and $30.1 million for the fiscal years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

NOTE 15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows ($ in millions):

	Fiscal Year Ended
	Dec. 27, 2002	Dec. 28, 2001	Dec. 29, 2000
Cash payments:

Interest	$31.3	$35.3	$32.3

Income taxes	$1.1	$1.0	$10.8

NOTE 16. MINORITY INTEREST

Pursuant to the Company’s recapitalization and acquisition of Pacer Logistics, 24,300 of Pacer Logistics’ one million authorized shares of preferred stock were issued to certain management shareholders of Pacer Logistics as 7.5% exchangeable preferred stock on May 28, 1999. The remainder was reserved for issuance by Pacer Logistics as payment-in-kind dividends of 7.5% annually. Dividends on the preferred stock ceased to accrue as of May 28, 2001. The preferred shares were convertible into 200 shares of Pacer

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

International common stock for each preferred share, and in conjunction with the Company’s initial public offering of common stock in June 2002, the Company issued 4,469,688 shares of common stock upon the exchange of all 22,348.44 outstanding shares of Pacer Logistics exchangeable preferred stock.

NOTE 17. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Numerator:
Net income – basic	$24.8	$7.0	$14.8
Minority interest (a)	-	0.8	1.6

Numerator for earnings per share-diluted	$24.8	$7.8	$16.4

Denominator:
Denominator for earnings per share-basic-
Common shares outstanding	30,575,940	22,996,462	21,941,540

Effect of dilutive securities:
Stock options	766,136	821,802	1,175,498
Exchangeable preferred stock of subsidiary	2,031,676	4,469,688	4,469,688

Denominator for earnings per share-diluted	33,373,752	28,287,952	27,586,726

Earnings per share-basic	$0.81	$0.31	$0.68

Earnings per share-diluted	$0.74	$0.27	$0.60

(a)	The minority interest is the dividend on the preferred stock of a subsidiary that accrued up until May 2001. For the purposes of calculating diluted earnings per share this minority interest is added to net income as the preferred stock is assumed to be converted.

Options to purchase 403,800 shares of common stock at $15.00 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share for the year ended December 27, 2002 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 838,000 shares of common stock at $12.50 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share for the year ended December 28, 2001 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 450,000 shares of common stock at $12.50 per share were outstanding during 2000 but were not included in the computation of diluted earnings per share for the year ended December 29, 2000 because the options’ exercise price was greater than the average market price of the common shares.

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

As discussed in Note 5, in conjunction with the Company’s recapitalization and acquisition of Pacer Logistics on May 28, 1999, the Company issued $150.0 million of 11.75% senior subordinated notes due June 1, 2007 and entered into a credit agreement that provided for a seven-year $135.0 million term

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

loan due May 28, 2006 and a five-year $100.0 million revolving credit facility due May 28, 2004. The notes are fully and unconditionally guaranteed, on a senior subordinated basis, jointly and severally, by each of the Company’s subsidiaries. The term loans and letters of credit under the credit agreement are guaranteed by all of the existing and future direct and indirect wholly-owned subsidiaries. The Company’s obligations and the obligations of such subsidiaries are collateralized by a first priority perfected lien on substantially all of the Company’s properties and assets and all of the properties and assets of such subsidiaries, whether such properties and assets are now owned or subsequently acquired, subject to exceptions.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

Condensed Consolidating Statements of Operations

December 27, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Gross revenues	$803.3	$913.5	$(108.6)	$1,608.2
Cost of purchased transportation and services	589.1	777.9	(108.6)	1,258.4

Net revenues	214.2	135.6	-	349.8

Operating expenses	158.9	116.8	-	275.7

Income (loss) from operations	55.3	18.8	-	74.1

Interest expense	22.2	10.3	-	32.5
Equity in net earnings (losses) of subsidiary	5.1	-	(5.1)	-

Income before income taxes	38.2	8.5	(5.1)	41.6
Income taxes (benefit)	13.4	3.4	-	16.8

Net income (loss)	$24.8	$5.1	$(5.1)	$24.8

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 28, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Gross revenues	$808.8	$952.8	$(90.7)	$1,670.9
Cost of purchased transportation and services	620.9	809.4	(90.7)	1,339.6

Net revenues	187.9	143.4	-	331.3

Operating expenses	152.4	127.9	-	280.3

Income (loss) from operations	35.5	15.5	-	51.0

Interest expense	22.1	17.5		39.6
Equity in net earnings (losses) of subsidiary	(1.6)	-	1.6	-

Income before income taxes and minority interest	11.8	(2.0)	1.6	11.4
Income taxes (benefit)	4.8	(1.2)	-	3.6
Minority interest	-	0.8	-	0.8

Net income (loss)	$7.0	$(1.6)	$1.6	$7.0

December 29, 2000 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Gross revenues	$814.7	$503.9	$(37.3)	$1,281.3
Cost of purchased transportation and services	631.5	411.4	(37.3)	1,005.6

Net revenues	183.2	92.5	-	275.7

Operating expenses	133.5	78.8	-	212.3

Income (loss) from operations	49.7	13.7	-	63.4

Interest expense	25.3	8.8	-	34.1
Equity in net earnings (losses) of subsidiary	2.9	-	(2.9)	-

Income before income taxes and minority interest	27.3	4.9	(2.9)	29.3
Income taxes (benefit)	12.5	0.4	-	12.9
Minority interest	-	1.6	-	1.6

Net income (loss)	$14.8	$2.9	$(2.9)	$14.8

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets

December 27, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
ASSETS
Current assets	$68.2	$160.1	$(7.4)	$220.9
Property and equipment, net	46.1	11.0	-	57.1
Investment in subsidiaries	239.5	-	(239.5)	-
Goodwill, net	23.3	265.0	-	288.3
Deferred income taxes	43.4	1.3	-	44.7
Other assets	6.8	0.6	-	7.4

Total assets	$427.3	$438.0	$(246.9)	$618.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$94.3	$97.5	$(7.4)	$184.4
Long-term debt	150.0	100.4	-	250.4
Other liabilities	2.3	0.6	-	2.9
Minority interest – exchangeable preferred stock of a subsidiary	-	-	-	-
Total stockholders’ equity (deficit)	180.7	239.5	(239.5)	180.7

Total liabilities and stockholders’ equity	$427.3	$438.0	$(246.9)	$618.4

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 28, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
ASSETS
Current assets	$66.5	$162.9	$(4.2)	$225.2
Property and equipment, net	45.1	14.2	-	59.3
Investment in subsidiaries	239.5	-	(239.5)	-
Goodwill, net	23.3	258.2	-	281.5
Deferred income taxes	56.8	0.7	-	57.5
Other assets	8.5	0.9	-	9.4

Total assets	$439.7	$436.9	$(243.7)	$632.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$184.3	$25.0	$(4.2)	$205.1
Long-term debt	250.8	145.1	-	395.9
Other liabilities	1.6	1.6		3.2
Minority interest – exchangeable preferred stock of a subsidiary	-	25.7	-	25.7
Total stockholders’ equity (deficit)	3.0	239.5	(239.5)	3.0

Total liabilities and stockholders’ equity	$439.7	$436.9	$(243.7)	$632.9

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows

December 27, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash provided by operating activities	$21.8	$6.9	$-	$28.7

Investing activities:
Capital expenditures	(6.0)	(2.7)	-	(8.7)
Proceeds from sales of property and equipment	0.9	-	-	0.9

Net cash used in investing activities	(5.1)	(2.7)	-	(7.8)

Financing activities:
Checks drawn in excess of cash balances	(7.3)	1.7		(5.6)
Proceeds from issuance of common stock	126.0	109.8	(109.8)	126.0
Debt, revolving credit facility and capital lease obligation repayment	(135.4)	(115.7)	109.8	(141.3)

Net cash (used in) provided by financing activities	(16.7)	(4.2)	-	(20.9)

Net increase (decrease) in cash and cash equivalents	-	-	-	-

Cash and cash equivalents at beginning of year	-	-	-	-

Cash and cash equivalents at end of year	$-	$-	$-	$-

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 28, 2001 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Net cash provided by operating activities	$15.1	$6.7	$-	$21.8

Investing activities:
Capital expenditures	(8.1)	(6.5)	-	(14.6)
Proceeds from sales of property and equipment	0.2	-	-	0.2

Net cash used in investing activities	(7.9)	(6.5)	-	(14.4)

Financing activities:
Proceeds from issuance of common stock	0.1	-	-	0.1
Proceeds from issuance of preferred stock	0.2	-	-	0.2
Repurchase of preferred stock	(0.2)	-	-	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	(7.3)	(0.2)	-	(7.5)

Net cash (used in) provided by financing activities	(7.2)	(0.2)	-	(7.4)

Net increase (decrease) in cash and cash equivalents	-	-	-	-

Cash and cash equivalents at beginning of year	-	-	-	-

Cash and cash equivalents at end of year	$-	$-	$-	$-

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 29, 2000 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Net cash provided by operating activities	$11.0	$(9.8)	$-	$1.2

Investing activities:
Acquisitions, net of cash acquired	(125.6)	-	-	(125.6)
Capital expenditures	(2.0)	(3.5)	-	(5.5)
Proceeds from sales of property and equipment	0.3	0.1	-	0.4

Net cash used in investing activities	(127.3)	(3.4)	-	(130.7)

Financing activities:
Checks drawn in excess of cash balances	(2.4)	13.3	-	10.9
Proceeds of long-term debt, net of costs	122.6	-	-	122.6
Proceeds from issuance of common stock	0.9	-	-	0.9
Proceeds from issuance of preferred stock	0.2	-	-	0.2
Repurchase of preferred stock	(0.2)	-	-	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	(17.0)	(0.1)	-	(17.1)

Net cash (used in) provided by financing activities	104.1	13.2	-	117.3

Net increase (decrease) in cash and cash equivalents	(12.2)	-	-	(12.2)

Cash and cash equivalents at beginning of year	12.2	-	-	12.2

Cash and cash equivalents at end of year	$-	$-	$-	$-

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2002 and 2001 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth

Fiscal year ended December 27, 2002

Gross revenues	$382.4	$401.1	$391.5	$433.2
Net revenues	83.2	84.4	87.7	94.5
Income from operations	15.7	17.8	20.5	20.1
Net income	3.7	5.1	8.2	7.8
Basic earnings per share (c)	$0.16	$0.20	$0.22	$0.23
Diluted earnings per share (c)	$0.13	$0.17	$0.22	$0.21

Fiscal year ended December 28, 2001

Gross revenues	$440.3	$431.5	$398.1	$401.0
Net revenues	80.9	80.8	80.3	89.3
Income from operations (a)	11.4	14.2	11.4	14.0
Net income (loss) (a)	(0.4)	2.4	1.0	4.0
Basic earnings (loss) per share (c)	$(0.02)	$0.10	$0.05	$0.18
Diluted earnings (loss) per share (b) (c)	$(0.02)	$0.09	$0.04	$0.14

(a)	In September, 2001 the Company recorded a $0.4 million merger and severance charge as well as $4.0 million in other charges related to the restructuring and consolidation of operations.

(b)	Diluted earnings per share for the first quarter of 2001 excludes the effects of stock options and minority interest as they were determined to be anti-dilutive.

(c)	Earnings per share for 2001 and the first quarter of 2002 in the table above are different than previously reported on Form 10-Q as they have been adjusted to reflect the Company’s 2 for 1 stock split immediately prior to the June 2002 IPO.

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D			Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other		Balances at End of Fiscal Period

December 27, 2002
Allowance for doubtful accounts	$(7.0)	$(1.8)	$3.1			$(5.7)

December 28, 2001
Allowance for doubtful accounts	$(9.0)	$(3.3)	$5.3			$(7.0)

December 29, 2000
Allowance for doubtful accounts	$(3.0)	$(1.8)	$1.6	$(5.8	) (2)	$(9.0)

(1)	Represents write-off of amounts.
(2)	Represents the historical allowance recorded on Conex, GTS, RFI and Rail Van books at the date of acquisition.

S-1

EXHIBIT INDEX

Exhibit	Document Description

10.37	Amended and Restated Employment Agreement dated as of March 1, 2003, between Pacer Global Logistics, Inc. and Jeffrey R. Brashares.

10.38	Employment Agreement dated as of March 1, 2003, between Pacer International, Inc. and Denis M. Bruncak.

21.1	Subsidiaries of Registrant

23	Consent of Independent Accountants