Form 10-Q
period 2003-04-04
PACER INTERNATIONAL INC
filed 2003-05-15
CIK 1091735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2003

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

Yes ☒  No ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common stock, $.01 par value per share	36,863,648 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
FISCAL QUARTER ENDED APRIL 4, 2003

PART 1 – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 4, 2003	December 27, 2002

	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $5.7 million and $5.7 million, respectively	192.5	207.9
Accounts receivable from APL Limited	9.0	7.7
Prepaid expenses and other	6.5	5.3
Deferred income taxes	4.1	—

Total current assets	212.1	220.9

Property and equipment
Property and equipment at cost	95.2	94.1
Accumulated depreciation	(39.1)	(37.0)

Property and equipment, net	56.1	57.1

Other assets
Goodwill, net	288.3	288.3
Deferred income taxes	33.8	44.7
Other assets	11.3	7.4

Total other assets	333.4	340.4

Total assets	$601.6	$618.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1.0	$6.2
Deferred income taxes	—	2.0
Accounts payable and other accrued liabilities	164.3	176.2

Total current liabilities	165.3	184.4

Long-term liabilities
Long-term debt and capital leases	245.3	250.4
Other	2.7	2.9

Total long-term liabilities	248.0	253.3

Total liabilities	413.3	437.7

Commitments and contingencies (Notes 4 and 8) Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 36,863,648 and 36,832,048 issued and outstanding at April 4, 2003 and December 27, 2002, respectively	0.4	0.4
Additional paid-in-capital	270.2	270.0
Unearned compensation	(0.2)	(0.2)
Accumulated deficit	(82.1)	(89.5)

Total stockholders’ equity	188.3	180.7

Total liabilities and stockholders’ equity	$601.6	$618.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended

	April 4, 2003	April 5, 2002

Gross revenues (includes related party revenues of $31.6 million and $26.5 million, respectively)	$395.9	$382.4
Cost of purchased transportation and services	301.4	299.2

Net revenues	94.5	83.2

Operating expenses:
Direct operating expenses (includes related party expenses of $0.1 and $0.4 million, respectively)	29.5	27.8
Selling, general and administrative expenses (includes related party expenses of $4.0 million and $3.9 million, respectively)	44.1	37.1
Depreciation and amortization	2.2	2.6

Total operating expenses	75.8	67.5

Income from operations	18.7	15.7

Interest expense	6.4	9.8

Income before income taxes	12.3	5.9
Income taxes	4.9	2.2

Net income	$7.4	$3.7

Earnings per share (Note 10):
Basic:
Earnings per share	$0.20	$0.16

Weighted average shares outstanding	36,854,302	23,089,632

Diluted:
Earnings per share	$0.20	$0.13

Weighted average shares outstanding	37,551,452	28,374,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended April 4, 2003
(Unaudited)

	Common Stock		Additional	Unearned		Total
			Paid-in-	Comp-	Accumulated	Stockholders’
	No. of Shares	Amount	Capital	ensation	Deficit	Equity

	(in millions, except share amounts)
Balance December 27, 2002	36,832,048	$0.4	$270.0	$(0.2)	$(89.5)	$180.7

Net Income	—	—	—	—	7.4	7.4
Other Comprehensive Income	—	—	—	—	—	—

Total Comprehensive Income	—	—	—	—	7.4	7.4
Amortization – Unearned Compensation	—	—	—	—	—	—
Exercise of Common Stock Options	31,600	—	0.2	—	—	0.2

Balance April 4, 2003	36,863,648	$0.4	$270.2	$(0.2)	$(82.1)	$188.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	April 4, 2003	April 5, 2002

	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7.4	$3.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2.2	2.6
Deferred income taxes	4.8	2.2
Gain on sale of property and equipment	(0.1)	—
Changes in current assets and liabilities:
Trade and other receivables	14.1	17.5
Prepaid expenses and other current assets	(1.3)	(2.0)
Accounts payable and accrued liabilities	(8.1)	(18.7)
Other	(4.1)	(0.1)

Net cash provided by operating activities	14.9	5.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.3)	(1.4)
Proceeds from sales of property and equipment	0.1	—

Net cash used in investing activities	(1.2)	(1.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances	(3.6)	0.7
Proceeds from issuance of common stock	0.2	—
Debt, revolving credit facility and capital lease obligation
repayment	(10.3)	(4.5)

Net cash used in financing activities	(13.7)	(3.8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The unaudited interim financial statements as of April 4, 2003 and for the three months ended April 4, 2003 and April 5, 2002 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 27, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

     All references in the condensed consolidated financial statements to number of shares outstanding, price per share and per share amounts have been retroactively restated for all periods presented to reflect a 2 for 1 common stock split effective June 7, 2002.

Principles of Consolidation

     The consolidated financial statements as of April 4, 2003 and for the three months ended April 4, 2003 and April 5, 2002 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are included in recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, valuation of deferred income taxes and goodwill. Actual results could differ from those estimates.

Industry Segments

     The Company operates in two reportable industry segments, providing intermodal rail stacktrain services (the “wholesale” segment) and providing other logistics services (the “retail” segment) in North America.

Accounts Receivable

     Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At April 4, 2003 and December 27, 2002, accounts receivable included unbilled amounts of $28.0 million and $28.1 million, respectively.

Financial Instruments

     The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Management estimates that the $150.0 million principal amount of Senior Subordinated Notes have a value of $156.0 million and $154.5 million as of April 4, 2003 and December 27, 2002, respectively, based on quoted market prices. The carrying value of long-term debt, other than the Senior Subordinated Notes, approximates fair value due to the floating nature of the interest rates.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income and earnings per share for the first three months ended April 4, 2003 and April 5, 2002 would have been:

	Three Months Ended

	April 4, 2003	April 5, 2002

	(in millions, except per share amounts)
Net income, as reported	$7.4	$3.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.2	0.1

Net income, pro forma	$7.2	$3.6

Earnings per share:
Basic, as reported	$0.20	$0.16

Basic, pro forma	$0.20	$0.16

Diluted, as reported	$0.20	$0.13

Diluted, pro forma	$0.19	$0.13

     The fair value of each option granted was estimated on the date of grant with the following assumptions for the three months ended April 4, 2003 and April 5, 2002, respectively: risk-free interest rate of 4.47% and 4.67%; no dividend yield for each period; and expected option lives of 7 years for options granted for each period. The weighted average fair value per share of options granted during the three months ended April 4, 2003 and April 5, 2002 was $8.51 and $3.71, respectively. For options granted in the three month period ended April 4, 2003, the Black-Scholes option pricing model was used assuming a volatility of 45% to determine the fair value of those options granted. For options granted prior to the Company’s initial public offering (“IPO”), no volatility was included in the model to determine fair value.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 was adopted by the Company on December 28, 2002 and had no significant effect on its results of operations or financial condition.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 2.     INITIAL PUBLIC OFFERING

     On June 18, 2002, the Company completed an IPO of 16,100,000 shares of common stock at $15.00 per share, including 6,850,000 shares by selling stockholders. Total proceeds on the 9,250,000 shares sold by the Company were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million of underwriting discounts, commissions and related expenses. The Company repaid $63.5 million of outstanding term loans and $62.4 million of the revolving credit facility with the proceeds of the offering. In connection with the term loan repayment, the Company expensed to interest expense $0.8 million of deferred loan fees in June 2002.

     In June 2002, prior to the consummation of the offering, the Company issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics 7.5% exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics 7.5% exchangeable preferred stock.

NOTE 3.     MERGER AND SEVERANCE

     During 2000 and 2001, the Company recorded charges totaling $9.3 million relating to the consolidation of retail and wholesale segment operations. The charges included amounts primarily for severance of employees and additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required. These charges were partially offset by the release, in 2001, of $1.2 million of remaining unused liability associated with planned workforce reductions that were no longer needed due to employees/agents leaving prior to being terminated. The table below details merger and severance activity (in millions).

	Severance	Facilities and Other	Total

Beginning balance December 27, 2002	$0.3	$0.6	$0.9
Payments	(0.2)	(0.1)	(0.3)

Balance at April 4, 2003	$0.1	$0.5	$0.6

     The remaining severance payments are expected to be paid in 2003 and facilities and other payments will be paid by the end of 2004.

NOTE 4.     CAPITALIZED SOFTWARE

     In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At April 4, 2003, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

     During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. The Company was unable to reach a mutually acceptable agreement with the developer, and the developer indicated that it would not be able to complete the contract on its current terms. During the fourth quarter of 2002, the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer has answered by denying liability and asserting a counter-claim against the Company for

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

failing to continue to make progress payments following the developer’s breach of the contract. The Company has denied liability on the developer’s counter-claim and on any obligation to continue to make payments to the developer. The arbitration remains in its early stages. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding commenced by the Company, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. The assignee has not yet indicated what course of action it will take with respect to the arbitration proceeding under an extension of time to respond granted by the arbitrator. As a result, the Company is unable to assess the likely outcome of the arbitration but intends vigorously to pursue the Company’s claims, including its right to receive all software developed under the contract, and to defend itself from the developer’s counterclaims, if necessary. The Company will continue to avail itself of the services and support under its existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

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

NOTE 5.     LONG-TERM DEBT

     In conjunction with the Company’s recapitalization and acquisition of Pacer Logistics on May 28, 1999, the Company issued $150.0 million of 11.75% senior subordinated notes due June 1, 2007 and entered into a credit agreement that provided for a seven-year $135.0 million term loan due May 28, 2006 and a five-year $100.0 million revolving credit facility due May 28, 2004. At April 4, 2003, the Company had $90.1 million available under the $100.0 million revolving credit facility, net of $9.9 million of outstanding letters of credit. At April 4, 2003, $96.2 million was outstanding under the term loan with a current interest rate of 4.0%. During the first three months of 2003, the Company repaid $5.3 million of the term loan and all $5.0 million of the subordinated note related to the 2000 acquisition of assets from Conex Global Logistics Services, Inc. Operating cash flows funded the repayment of the debt.

     The revolving and term loan credit facilities are generally guaranteed by all of the Company’s existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on the Company’s and the Company’s subsidiaries’ properties and assets. The credit agreement contains restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At April 4, 2003, the Company was in compliance with these covenants.

NOTE 6.     RELATED PARTY TRANSACTIONS

     The Company has signed long-term agreements with APL Limited (the Company’s former parent) for the domestic transportation on the stacktrain network of APL Limited’s international freight for an annual management fee of $6.6 million and for administrative services such as office space and associated office services and payable processing on a per transaction basis. The Company receives compensation from APL Limited for the repositioning expense that APL Limited has avoided by using APL Limited’s containers. The Company also provides services to the Automotive Division of APL Limited, including moving containers primarily in the U.S. – Mexico trade. In addition, the information technology services of APL Limited are currently being provided to the Company under a long-term agreement through the year 2019. The annual fee for these services is $10.0 million.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 7.     STOCK OPTION PLANS

     The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the three-month periods ended April 4, 2003 and April 5, 2002, respectively.

	Three Months Ended

	April 4, 2003	April 5, 2002

Common Stock Options
Granted
@ $15.00 per share		280,800
@ $13.74 per share	111,000	—
Exercised
@ $5.00 per share	31,500	2,666
@ $10.00 per share	100	—
Canceled or Expired
@ $5.00 per share	—	231,334
@ $12.50 per share	6,400	30,000
@ $15.00 per share	15,000	—

     All proceeds were used for general corporate purposes and all canceled or expired options were due to employee terminations.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 9.     SEGMENT INFORMATION

     The Company has two reportable segments, the wholesale segment and the retail segment, which have separate management teams and offer different but related products and services. The wholesale segment provides intermodal rail service in North America by selling intermodal service to other third-party providers pursuant to agreements with railroads. The retail segment provides trucking services, intermodal marketing, truck brokerage, warehouse and distribution, international freight forwarding and supply chain management services.

     International revenues generated by the Company’s retail segment for the first three months of 2003 were $23.8 million in Europe and $1.6 million in Canada. The Company’s wholesale segment generated $10.4 million in revenues for the first three months of 2003 from Mexico.

     International revenues generated by the Company’s retail segment for the first three months of 2002 were $21.5 million in Europe and $1.3 million in Canada. The Company’s wholesale segment generated $12.5 million in revenues for the first three months of 2002 from Mexico.

     For the three month periods ended April 4, 2003 and April 5, 2002, the Company had no customers that contributed more than 10% of the Company’s total gross revenues.

     The following table presents reportable segment information for the three months ended April 4, 2003 and April 5, 2002 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated

3 Months ended April 4, 2003
Gross revenues	$212.6	$211.1	$(27.8)	$395.9
Net revenues	59.9	34.6	—	94.5
Income from operations	16.7	4.8	(2.8)	18.7
Interest expense, net	4.7	1.7	—	6.4
Income taxes	4.8	1.2	(1.1)	4.9
Net income	7.2	1.9	(1.7)	7.4
Depreciation	1.0	1.2	—	2.2
Capital expenditures	0.1	1.2	—	1.3
Total assets	432.9	241.1	(72.4)	601.6
3 Months ended April 5, 2002
Gross revenues	$204.7	$204.9	$(27.2)	$382.4
Net revenues	52.7	30.5	—	83.2
Income from operations	11.4	4.9	(0.6)	15.7
Interest expense, net	6.2	3.6	—	9.8
Income taxes	1.9	0.5	(0.2)	2.2
Net income	3.3	0.8	(0.4)	3.7
Depreciation and amortization	1.3	1.3	—	2.6
Capital expenditures	0.9	0.5	—	1.4
Total assets	444.1	238.6	(68.5)	614.2

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $27.8 million and $27.2 million for the three month periods ending April 4, 2003 and April 5, 2002, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 10.     EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended

	April 4, 2003	April 5, 2002

Numerator:
Net income – basic	$7.4	$3.7

Numerator for earnings per share-diluted	$7.4	$3.7

Denominator:
Denominator for earnings per share-basic-Common shares outstanding	36,854,302	23,089,632
Effect of dilutive securities:
Stock options	697,150	814,932
Exchangeable preferred stock of subsidiary	—	4,469,688

Denominator for earnings per share-diluted	37,551,452	28,374,252

Earnings per share-basic	$0.20	$0.16

Earnings per share-diluted	$0.20	$0.13

     Options to purchase 304,800 shares of common stock at $15.00 per share and 111,000 shares at $13.74 per share were outstanding during the first quarter of 2003 but were not included in the computation of diluted earnings per share for the three months ended April 4, 2003 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 280,800 shares of common stock at $15.00 per share were outstanding during the first quarter of 2002 but were not included in the computation of diluted earnings per share for the three months ended April 5, 2002 because the options’ exercise price was greater than the average market price of the common shares.

NOTE 11.     CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Consolidating Statements of Operations

Three Months Ended April 4, 2003 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Gross revenues	$212.6	$211.1	$(27.8)	$395.9
Cost of purchased transportation and Services	152.7	176.5	(27.8)	301.4

Net revenues	59.9	34.6	—	94.5
Operating expenses	43.2	32.6	—	75.8

Income from operations	16.7	2.0	—	18.7
Interest expense	4.7	1.7	—	6.4
Equity in net earnings of subsidiary	0.2	—	(0.2)	—

Income before income taxes	12.2	0.3	(0.2)	12.3
Income taxes	4.8	0.1	—	4.9

Net income	$7.4	$0.2	$(0.2)	$7.4

Three Months Ended April 5, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Gross revenues	$204.7	$204.9	$(27.2)	$382.4
Cost of purchased transportation and services	152.0	174.4	(27.2)	299.2

Net revenues	52.7	30.5	—	83.2
Operating expenses	41.3	26.2	—	67.5

Income from operations	11.4	4.3	—	15.7
Interest expense	6.2	3.6	—	9.8
Equity in net earnings of subsidiary	0.4	—	(0.4)	—

Income before income taxes	5.6	0.7	(0.4)	5.9
Income taxes	1.9	0.3	—	2.2

Net income (loss)	$3.7	$0.4	$(0.4)	$3.7

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Consolidating Balance Sheets

April 4, 2003 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

ASSETS
Current assets	$71.6	$143.3	$(2.8)	$212.1
Property and equipment, net	45.1	11.0	—	56.1
Investment in subsidiaries	239.5	—	(239.5)	—
Goodwill, net	23.3	265.0	—	288.3
Deferred income taxes	42.8	—	(9.0)	33.8
Other assets	10.6	0.7	—	11.3

Total assets	$432.9	$420.0	$(251.3)	$601.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$92.5	$84.6	$(11.8)	$165.3
Long-term debt	150.0	95.3	—	245.3
Other liabilities	2.1	0.6	—	2.7
Total stockholders’ equity	188.3	239.5	(239.5)	188.3

Total liabilities and stockholders’ equity	$432.9	$420.0	$(251.3)	$601.6

December 27, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

ASSETS
Current assets	$68.2	$160.1	$(7.4)	$220.9
Property and equipment, net	46.1	11.0	—	57.1
Investment in subsidiaries	239.5	—	(239.5)	—
Goodwill, net	23.3	265.0	—	288.3
Deferred income taxes	43.4	1.3	—	44.7
Other assets	6.8	0.6	—	7.4

Total assets	$427.3	$438.0	$(246.9)	$618.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$94.3	$97.5	$(7.4)	$184.4
Long-term debt	150.0	100.4	—	250.4
Other liabilities	2.3	0.6	—	2.9
Total stockholders’ equity	180.7	239.5	(239.5)	180.7

Total liabilities and stockholders’ equity	$427.3	$438.0	$(246.9)	$618.4

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows

Three Months Ended April 4, 2003 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Net cash provided by (used in) operating activities	$(4.7)	$19.6	$—	$14.9
Investing activities:
Capital expenditures	(0.1)	(1.2)	—	(1.3)
Proceeds from sales of property and equipment	0.1	—	—	0.1

Net cash used in investing activities	—	(1.2)	—	(1.2)
Financing activities:
Checks drawn in excess of cash balances	4.5	(8.1)	—	(3.6)
Proceeds from issuance of common stock	0.2	—	—	0.2
Debt, revolving credit facility and capital lease obligation repayment	—	(10.3)	—	(10.3)

Net cash (used in) provided by financing activities	4.7	(18.4)	—	(13.7)
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Three Months Ended April 5, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer

Net cash (used in) provided by operating activities	$(5.1)	$10.3	$—	$5.2
Investing activities:
Capital expenditures	(0.9)	(0.5)	—	(1.4)

Net cash used in investing activities	(0.9)	(0.5)	—	(1.4)
Financing activities:
Checks drawn in excess of cash balances	10.4	(9.7)	—	0.7
Debt, revolving credit facility and capital lease obligation repayment	(4.4)	(0.1)	—	(4.5)

Net cash (used in) provided by financing activities	6.0	(9.8)	—	(3.8)
Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward looking statements that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;
•	Industry trends;
•	Increases in our leverage;
•	Changes in our business strategy, development plans or cost savings plans;
•	Our ability to integrate acquired businesses;
•	The loss of one or more of our major customers;
•	Competition;
•	Availability of qualified personnel;
•	Changes in, or the failure to comply with, government regulation;
•	Terrorism and acts of war; and
•	The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including those set forth under the caption “Risks Related to Our Business” in our annual report on Form 10-K for fiscal year 2002 filed March 19, 2002.

     You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Results of Operations

     This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including a discussion of our Critical Accounting Policies, and the footnotes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K.

Three Months Ended April 4, 2003 Compared to Three Months Ended April 5, 2002

     The following table sets forth our historical financial data for the three months ended April 4, 2003 and April 5, 2002 (in millions).

	2003	2002	Change	% Change

Gross revenues
Wholesale	$212.6	$204.7	$7.9	3.9%
Retail	211.1	204.9	6.2	3.0
Inter-segment elimination	(27.8)	(27.2)	(0.6)	(2.2)

Total	395.9	382.4	13.5	3.5
Cost of purchased transportation and services
Wholesale	152.7	152.0	0.7	0.5
Retail	176.5	174.4	2.1	1.2
Inter-segment elimination	(27.8)	(27.2)	(0.6)	(2.2)

Total	301.4	299.2	2.2	0.7
Net revenues
Wholesale	59.9	52.7	7.2	13.7
Retail	34.6	30.5	4.1	13.4

Total	94.5	83.2	11.3	13.6
Direct operating expenses
Wholesale	29.5	27.8	1.7	6.1
Retail	—	—	—	—

Total	29.5	27.8	1.7	6.1
Selling, general & administrative expenses
Wholesale	12.7	12.2	0.5	4.1
Retail	28.6	24.3	4.3	17.7
Corporate	2.8	0.6	2.2	366.7

Total	44.1	37.1	7.0	18.9
Depreciation and amortization
Wholesale	1.0	1.3	(0.3)	(23.1)
Retail	1.2	1.3	(0.1)	(7.7)

Total	2.2	2.6	(0.4)	(15.4)
Income from operations
Wholesale	16.7	11.4	5.3	46.5
Retail	4.8	4.9	(0.1)	(2.0)
Corporate	(2.8)	(0.6)	(2.2)	(366.7)

Total	18.7	15.7	3.0	19.1
Interest expense, net	6.4	9.8	(3.4)	(34.7)
Income tax expense	4.9	2.2	2.7	122.7
Net income	$7.4	$3.7	$3.7	100.0%

     Overview.     As a result of strength in both our wholesale and retail segments and a strong first quarter in the intermodal transportation industry, our results for the first quarter of 2003 improved over the first quarter of 2002. We were able to increase net revenues, income from operations, net income and earnings per share for the 2003 quarter compared to the 2002 quarter. Compared to the first quarter of 2002, we have added seven new locations to our local trucking capabilities and one new location to our warehouse and distribution facilities of our retail segment and our wholesale segment began intra-Mexico service. While our results for the 2003 quarter improved overall, we do not yet believe that the economy is back to full strength.

     Gross Revenues.     Gross revenues increased $13.5 million, or 3.5%, for the three months ended April 4, 2003 compared to the three months ended April 5, 2002. Gross revenues in our retail segment increased $6.2 million reflecting improvement in all of our retail lines of business, including $1.6 million from the new locations and facilities mentioned above. Our intermodal marketing shipments during the first quarter of 2003 for customers including General Electric and Wal-Mart, while not back to the pre-economic downturn levels, have improved over the first quarter of 2002.

     Wholesale segment gross revenues increased $7.9 million reflecting increases in wholesale automotive and third-party domestic operations partially offset by a decrease in wholesale international operations. The wholesale automotive operations increase in freight revenues was due to strong volumes associated with new business that began in October 2002. Automotive volumes increased 26.9% for the 2003 quarter compared to the 2002 quarter. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. Domestic containers handled increased 5.4% over the first quarter of 2002. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low-margin shipments from an international shipping customer during the first quarter of 2003. International container volumes were 35.2% below the first quarter of 2002. Contributing to the overall increase in wholesale segment gross revenues was higher repositioning revenue associated with higher domestic volumes and a 3% to 4% fuel surcharge in effect during the 2003 quarter that was not in effect during the 2002 quarter.

     Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased by $0.6 million, or 2.2%, in the 2003 quarter compared to the 2002 quarter. Cross-selling activities within the retail segment increased by $3.1 million, or 77.8%, in the 2003 quarter compared to the 2002 quarter.

     Net Revenues.      Net revenues increased $11.3 million, or 13.6%, for the 2003 quarter compared to the 2002 quarter. The retail segment’s net revenues increased $4.1 million due to the increase in shipments noted above. Net revenues in our truck brokerage operations for the 2003 quarter were less than the 2002 quarter due to more low-margin automotive business during 2003. The retail segment overall gross margin increased to 16.4% during the 2003 quarter compared to 14.9% during the 2002 quarter due to improved yield management, the fuel surcharge in effect during the 2003 quarter, and changes in business mix.

     The wholesale segment’s cost of purchased transportation increased $0.7 million on container volume increases as discussed above. The wholesale segment net revenues increased $7.2 million for the 2003 quarter compared to the 2002 quarter and the gross margin increased to 28.2% in the 2003 quarter from 25.7% in the 2002 quarter. The gross margin on freight transportation alone, excluding the ancillary revenues of container and chassis per diem and rail car revenue, increased to 22.9% in the 2003 quarter compared to 20.0% in the 2002 quarter. These increases were due to improved yield management, the fuel surcharge and reduced low-margin international shipping volumes.

     Direct Operating Expenses.     Direct operating expenses, which are only incurred by the wholesale segment, increased $1.7 million, or 6.1%, in the 2003 quarter compared to the 2002 quarter due to increased equipment maintenance expenses to improve fleet availability and quality, partially offset by reduced container and chassis lease expenses.

     Selling, General and Administrative Expenses.     Selling, general and administrative expenses increased $7.0 million, or 18.9%, in the 2003 quarter compared to the 2002 quarter primarily as the result of increased compensation expense associated with an overall average increase of 76 people employed during the 2003 quarter compared to the 2002 quarter and an increase in accruals for vehicle accidents compared to the 2002 quarter. Corporate costs also increased in the 2003 period due to a legal settlement reducing costs in the 2002 quarter.

     Depreciation and Amortization.     Depreciation and amortization expenses decreased $0.4 million, or 15.4%, for the 2003 quarter compared to the 2002 quarter associated with property retirements primarily on the wholesale segment.

     Income From Operations.     Income from operations increased $3.0 million, or 19.1%, from $15.7 million in the 2002 quarter to $18.7 million in the 2003 quarter. The increase in operating profit is a result of the increase in net revenues and gross margins described above. Wholesale segment income from operations increased $5.3 million due primarily to the strength in wholesale third-party domestic and automotive operations and the fuel surcharge, partially offset by increased equipment maintenance costs and increased labor costs associated with a higher employment level during the 2003 quarter. Retail segment income from operations decreased $0.1 million reflecting increased labor costs associated with a higher employment level, start-up costs in the growing cartage operations, and increases in accruals for vehicle accidents during the 2003 quarter and reduced corporate costs during the 2002 quarter associated with a legal settlement, substantially offset by strength in our intermodal marketing operations.

     Interest Expense.     Interest expense decreased by $3.4 million, or 34.7%, for the 2003 quarter compared to the 2002 quarter due to a lower level of outstanding debt in 2003. In June 2002, we completed our initial public offering of common stock and repaid $125.9 million of our variable interest rate bank debt, and have repaid an additional $13.2 million during the last half of 2002 and $10.3 million of debt during the first quarter of 2003.

     Income Tax Expense.     Income tax expense increased $2.7 million in the 2003 quarter compared to the 2002 quarter due to higher pre-tax income in the 2003 quarter and a higher effective income tax rate. The effective tax rate increased to 39.8% during the 2003 quarter compared to 37.3% for the 2002 quarter. The 2002 quarter included a one-time benefit associated with transfer pricing with our wholesale segment Mexico operations.

     Net Income.     Net income increased $3.7 million from $3.7 million in the 2002 quarter to $7.4 million in the 2003 quarter due to the increased income from operations discussed above, coupled with reduced interest expense due to lower debt levels in the 2003 quarter. Partially offsetting this increase was increased income tax expense associated with higher pre-tax income in the 2003 quarter.

Liquidity and Capital Resources

     Cash generated by operating activities was $14.9 million and $5.2 million for the first three months of 2003 and 2002, respectively. The increased source of cash was due to improved operating results for the 2003 quarter coupled with improved cash from working capital sources and reduced interest costs associated with the repayment of debt related to our June 2002 IPO as well as our pay down of debt during the 2003 quarter. In addition, we made merger and severance payments of $0.3 million and $1.0 million during the 2003 and 2002 quarters, respectively. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We had working capital of $46.8 million and $20.6 million at April 4, 2003 and April 5, 2002, respectively.

     Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments, consisting of long-term debt, capital lease and operating lease requirements as of April 4, 2003.

Debt and Lease Obligation Payment Requirements
($ in millions)

	Total	Remaining in 2003	Fiscal Year 2004	Fiscal Year 2005	Fiscal Years 2006 - 2007	Thereafter

Long-term debt	$246.2	$0.8	$1.0	$1.0	$243.4	$—
Operating leases	348.1	38.3	48.5	41.8	63.7	155.8
Capital leases	0.1	0.1	—	—	—	—

Total	$594.4	$39.2	$49.5	$42.8	$307.1	$155.8

     Our total long-term debt was incurred to finance our recapitalization, the acquisition of Pacer Logistics and the four 2000 acquisitions. Our IPO in June 2002 repaid $125.9 million of that debt. There have been no acquisitions to date since the year 2000 acquisitions. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $17.1 million in the first three months of 2003, $17.4 million in the first three months of 2002 and $61.9 million in the full year 2002.

     Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in May 2004. We have commenced an effort to refinance our existing indebtedness including all of the outstanding 11 ¾% senior subordinated notes and the existing credit facility. Given the current market environment, if the redemption is consummated, it is expected that redemption of the notes will be made at a premium of approximately $8.8 million. In addition, we anticipate that if the refinancing is completed, approximately $3.1 million of loan fees on existing debt will be written-off. We expect the refinancing to reduce pre-tax interest expense for the second half of 2003 by approximately $5 million.

     Cash flows used in investing activities were $1.2 million and $1.4 million for the first three months of 2003 and 2002, respectively. The use of cash in the 2003 quarter included $0.7 million for trailers at our truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. Capital expenditures during the 2002 quarter were for the planned conversion from APL Limited’s computer systems to a stand-alone capability for our wholesale segment and the expansion of our retail segment computer system to handle all of our retail operations requirements.

     In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At April 4, 2003, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

     During the third quarter of 2002, and in connection with this conversion, we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. We were unable to reach a mutually acceptable agreement with the developer, and the developer indicated that it would not be able to complete the contract on its current terms. During the fourth quarter of 2002, we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer has answered by denying liability and asserting a counter-claim against us for failing to continue to make progress payments following the developer’s breach of the contract. We have denied liability on the developer’s counter-claim and on any obligation to continue to make payments to the developer. The arbitration remains in its early stages. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding commenced by us, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. The assignee has not yet indicated what course of action it will take with respect to the arbitration proceeding under an extension of time to respond granted by the arbitrator. As a result, we are unable to assess the likely outcome of the arbitration but intend vigorously to pursue our claims, including our right to receive all software developed under the contract, and to defend ourselves from the developer’s counterclaims, if necessary. We will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

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

     Cash flows used in financing activities were $13.7 million and $3.8 million for the first three months of 2003 and 2002, respectively. During the 2003 quarter, we repaid $5.3 million of the term loan and the $5.0 million subordinated note related to the 2000 acquisition of assets from Conex Global Logistics Services, Inc.. Members and a former member of management exercised options to purchase 31,600 shares of our common stock for total proceeds of $0.2 million. The proceeds were used for general corporate purposes. During the

2002 quarter, we repaid $3.6 million of the revolving credit facility, $0.8 million of term loans and $0.1 million of capital lease obligations.

     The revolving and term loan credit facilities are generally guaranteed by all of our existing and future direct and indirect wholly-owned subsidiaries and are collateralized by liens on our and our subsidiaries’ properties and assets. At April 4, 2003, we had $90.1 million available under the revolving credit facility net of $9.9 million of outstanding letters of credit. The credit agreement contains restrictions and financial covenants such as an adjusted total leverage ratio and a consolidated interest coverage ratio. At April 4, 2003, the Company was in compliance with these covenants.

     On June 18, 2002, we completed an initial public offering of 16,100,000 shares of common stock at $15.00 per share, including 6,850,000 shares sold by selling stockholders. Total proceeds on the 9,250,000 shares sold by us were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million in underwriting discounts, commissions and related fees. We repaid $63.5 million of outstanding term loans and $62.4 million of the revolving credit facility with the proceeds of the offering.

     Prior to the consummation of the offering, we issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics 7.5% exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics 7.5% exchangeable preferred stock.

     We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the first three months of 2002 was approximately 1.9%. There was no statement of operations impact related to the expiration of the swaps on October 11, 2002. There were no swaps outstanding as of April 4, 2003.

     During the first quarter of 2003, we returned 510 primarily 48-foot chassis for remanufacture into 53-foot chassis, and have received 516 53-foot chassis under operating lease. In addition, 773 40-foot chassis were added under operating lease to replace chassis previously sublet from APL Limited. We have returned 326 48-foot containers and 246 53-foot containers under operating leases during the quarter. We continue to have 3,000 53-foot containers on order for delivery in 2003, with an option for an additional 500 containers, all under operating lease. Receipt of these containers is to begin in the second quarter of 2003.

Accounting Policies

     Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements

     Recognition of Revenue.     Our wholesale segment recognizes revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis using reasonably dependable estimates of the transit status of loads in our computer systems. In addition, volume discounts are offered based upon customer’s estimated annual shipments throughout the year with a corresponding reduction of revenue. Should our customer’s annual volume vary significantly from our estimates, a revision to revenue would be required. Our retail segment recognizes revenue after services have been completed.

     Recognition of Cost of Purchased Transportation and Services.     We estimate the cost of purchased transportation and services by accruing an amount on a load by load basis in a manner consistent with revenue recognition. In addition, our retail segment earns volume discounts based upon estimated annual volumes shipped on major railroads throughout the year with a corresponding reduction of the cost of purchased transportation. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required.

     Allowance for Doubtful Accounts.     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Deferred Tax Assets.     We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

     Goodwill.     We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001. SFAS 142 requires periodic tests for impairment and recognition of impairment losses under certain circumstances.

Other Matters

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 was adopted by the Company on December 28, 2002 and had no significant effect on our results of operations or financial condition.

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

     Based upon the average variable interest rate debt outstanding during the first three months of 2003, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $1.0 million on an annual basis. For the first three months of 2002, a 1% change would have affected our 2002 pre-tax earnings by approximately $2.4 million on an annual basis.

     We also manage our fixed rate debt to reduce our exposure to interest rate changes. The fair value of our fixed rate long-term debt is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the market value of our debt due to differences between market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 1% increase in interest rates at April 4, 2003, the fair value of our fixed rate long-term debt would decrease by $5.0 million. Based on a hypothetical immediate 1% decrease in interest rates at April 4, 2003, the fair value of our fixed rate long-term debt would increase by $5.3 million. Regarding the fair value of our fixed rate debt, changes in interest rates have no impact on our consolidated financial statements.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4.      CONTROLS AND PROCEDURES

     Evaluation of Disclosure and Internal Controls.     Within 90 days before the date of this report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act and our “internal controls and procedures” for financial reporting purposes. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls and procedures over financial reporting based on and as of the controls evaluation.

     CEO and CFO Certifications.     Appearing immediately following the Signatures section of this report, there is a form of “Certifications” by the CEO and the CFO which is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the report which you are currently reading provides the information about the controls evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

     Objectives of Controls.     Disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures over financial reporting are designed with the objective of providing reasonable assurance that our transactions are properly authorized; our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

     Among other matters, we sought in our recent evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls and procedures over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures over financial reporting. This information was important both for the controls evaluation generally and because the CEO and CFO certification requirement under items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our audit committee and to our independent auditors and to report on related matters in this section of the quarterly report on Form 10-Q. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

     Conclusions.     Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved and that our internal controls and procedures over financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In accordance with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation in connection with this quarterly report on Form 10-Q, there have been no significant changes in the Company’s internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     See Note 8 to the Notes to Condensed Consolidated Financial Statements which is hereby incorporated by reference into Part II of this report.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the first three months of 2003, members of the Company’s management exercised options to purchase 31,500 shares of our common stock at a purchase price of $5.00 per share and 100 shares of our common stock at a purchase price of $10.00 per share. Proceeds were used for general corporate purposes. We granted 111,000 options during the first three months of 2003 to management personnel to purchase Pacer International, Inc. common stock at $13.74 per share (the market value at date of grant).

     During the first three months of 2002, a former member of our management exercised options to purchase 2,666 shares of our common stock at a purchase price of $5.00 per share. Proceeds were used for general corporate purposes. These shares of common stock were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering and Rule 701 promulgated under the Securities Act. The purchasers represented their intentions to acquire the shares for investment only and not with a view to resale or distribution, and appropriate legends were affixed to the share certificates issued.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

Exhibit No.	Description

99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     * filed herewith

     (b)     During the three months ended April 4, 2003, one Current Report on Form 8-K was furnished by the Company:

          The Company furnished a Current Report on Form 8-K dated February 5, 2003, announcing earnings for the fiscal quarter and year ended December 27, 2002 and attaching a press release related thereto.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: May 14, 2003	By:	/s/ D.C.ORRIS

Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2003	By:	/s/ L.C. YARBERRY

Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

I, D.C. Orris, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacer International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  May 14, 2003

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

Date:  May 14, 2003

/s/ L.C. YARBERRY

L.C. Yarberry
Executive Vice President and Chief Financial Officer

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.