Form 10-Q
period 2003-06-27
PACER INTERNATIONAL INC
filed 2003-08-07
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common stock, $.01 par value per share	37,089,783 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 27, 2003

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 27, 2003	December 27, 2002
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $5.1 million and $5.7 million, respectively	194.2	215.6
Prepaid expenses and other	7.0	5.3
Deferred income taxes	4.6	—

Total current assets	205.8	220.9

Property and equipment
Property and equipment at cost	95.6	94.1
Accumulated depreciation	(41.2)	(37.0)

Property and equipment, net	54.4	57.1

Other assets
Goodwill, net	288.3	288.3
Deferred income taxes	32.8	44.7
Other assets	13.5	7.4

Total other assets	334.6	340.4

Total assets	$594.8	$618.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$3.3	$6.2
Deferred income taxes	—	2.0
Accounts payable and other accrued liabilities	157.1	176.2

Total current liabilities	160.4	184.4

Long-term liabilities
Long-term debt and capital leases	234.8	250.4
Other	2.8	2.9

Total long-term liabilities	237.6	253.3

Total liabilities	398.0	437.7

Commitments and contingencies (Notes 4 and 7)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 36,979,784 and 36,832,048 issued and outstanding at June 27, 2003 and December 27, 2002, respectively	0.4	0.4
Additional paid-in-capital	271.1	270.0
Unearned compensation	(0.2)	(0.2)
Accumulated deficit	(74.5)	(89.5)

Total stockholders’ equity	196.8	180.7

Total liabilities and stockholders’ equity	$594.8	$618.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
	(in millions, except share and per share amounts)
Gross revenues	$404.0	$401.1	$799.9	$783.5
Cost of purchased transportation and services	314.1	316.7	615.5	615.9

Net revenues	89.9	84.4	184.4	167.6

Operating expenses:
Direct operating expenses	25.1	25.5	54.6	53.3
Selling, general and administrative expenses	43.4	38.7	87.5	75.8
Depreciation and amortization	1.9	2.4	4.1	5.0

Total operating expenses	70.4	66.6	146.2	134.1

Income from operations	19.5	17.8	38.2	33.5

Interest expense	5.4	8.3	11.8	18.1
Loss on extinguishment of debt	1.4	0.8	1.4	0.8

Income before income taxes	12.7	8.7	25.0	14.6
Income taxes	5.1	3.6	10.0	5.8

Net income	$7.6	$5.1	$15.0	$8.8

Earnings per share (Note 9):

Basic:
Earnings per share	$0.21	$0.20	$0.41	$0.36

Weighted average shares outstanding	36,919,151	25,705,434	36,884,406	24,303,595

Diluted:
Earnings per share	$0.20	$0.17	$0.40	$0.30

Weighted average shares outstanding	37,914,743	30,262,628	37,720,105	29,245,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 27, 2003

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Unearned Comp- ensation	Accumulated Deficit	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 27, 2002	36,832,048	$0.4	$270.0	$(0.2)	$(89.5)	$180.7
Net Income	—	—	—	—	15.0	15.0
Exercise of Common Stock Options	147,736	—	1.1	—	—	1.1

Balance June 27, 2003	36,979,784	$0.4	$271.1	$(0.2)	$(74.5)	$196.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2003	June 28, 2002
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15.0	$8.8

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.1	5.0
Deferred income taxes	5.4	6.2
Gain on sale of property and equipment	(0.1)	(0.5)
Changes in current assets and liabilities:
Trade and other receivables	21.4	5.7
Prepaid expenses and other current assets	(1.7)	(0.9)
Accounts payable and accrued liabilities	(14.3)	(31.9)
Other	(1.6)	1.4

Net cash provided by (used in) operating activities	28.2	(6.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.7)	(4.5)
Proceeds from sales of property and equipment	0.1	0.5

Net cash used in investing activities	(1.6)	(4.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances	(4.8)	12.4
Proceeds from issuance of common stock	1.1	125.9
Proceeds from issuance of long-term debt, net of costs	91.6	—
Debt, revolving credit facility and capital lease obligation repayment	(114.5)	(128.1)

Net cash provided by (used in) financing activities	(26.6)	10.2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS—END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements as of June 27, 2003 and for the three and six months ended June 27, 2003 and June 28, 2002 are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 27, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements as of June 27, 2003 and December 27, 2002 and for the three and six months ended June 27, 2003 and June 28, 2002 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At June 27, 2003 and December 27, 2002, accounts receivable included unbilled amounts of $18.1 million and $28.1 million, respectively.

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The $150.0 million principal amount of senior subordinated notes were redeemed on July 10, 2003 at a redemption premium of $8.8 million which was paid in the third quarter of 2003. Management estimates that the senior subordinated notes had a value of $154.5 million as of December 27, 2002, based on quoted market prices. The carrying value of long-term debt, other than the senior subordinated notes, approximates fair value due to the floating nature of the interest rates.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reclassification

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation. These reclassifications separated corporate amounts from the previously reported segment amounts and separated debt extinguishment costs associated with the Company’s initial public offering of common stock (“IPO”) from interest expense, and had no effect on the Company’s consolidated financial position or net income.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income and earnings per share for the three and six months ended June 27, 2003 and June 28, 2002 would have been:

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
	(in millions, except per share amounts)
Net income, as reported	$7.6	$5.1	$15.0	$8.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.3	0.1	0.5	0.2

Net income, pro forma	$7.3	$5.0	$14.5	$8.6

Earnings per share:
Basic, as reported	$0.21	$0.20	$0.41	$0.36

Basic, pro forma	$0.20	$0.19	$0.39	$0.35

Diluted, as reported	$0.20	$0.17	$0.40	$0.30

Diluted, pro forma	$0.19	$0.17	$0.38	$0.29

The fair value of each option granted was estimated on the date of grant with the following assumptions for the three and six months ended June 27, 2003 and June 28, 2002, respectively: risk-free interest rate of 3.92% and a range of 4.41% to 5.11% for the second quarters of 2003 and 2002 and 3.92% and a range of 4.36% to 5.11% for the six month periods of 2003 and 2002; no dividend yield for each period; and expected option lives of 7 years for options granted for each period. The weighted average fair value per share of options granted was $9.18 and $3.61 for the second quarters of 2003 and 2002 and $8.68 and $3.68 for the six month periods of 2003 and 2002. For options granted in the three and six month periods ended June 27, 2003, the Black-Scholes option pricing model was used assuming a volatility of 53% to determine the fair value of those options granted. For options granted prior to the Company’s IPO, no volatility was included in the model to determine fair value.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 was adopted by the Company on December 28, 2002 and had no significant effect on its results of operations or financial condition.

The FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. SFAS 149 amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The Company does not expect SFAS 149 to have a material effect on its results of operations or financial condition.

The FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect SFAS 150 to have a material effect on its results of operations or financial condition.

NOTE 2. INITIAL PUBLIC OFFERING / SECONDARY OFFERING

On July 23, 2003, the Company completed an underwritten secondary offering of 6,991,398 shares of its common stock on behalf of certain selling stockholders. There were no new shares issued and the Company received no proceeds from the offering. Fees and expenses related to the offering to be paid by the Company are estimated at $0.9 million and were charged to the Selling, General and Administrative Expense line item on the Statement of Operations. The underwriters partially exercised their over-allotment option to purchase 294,110 additional shares from the selling shareholders, to complete the secondary offering at a total of 7,285,508 shares. The sale of the additional shares closed August 4, 2003.

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

In June 2002, prior to the consummation of its IPO, the Company issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics 7.5% exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics 7.5% exchangeable preferred stock.

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

	Severance	Facilities and Other	Total
Beginning balance December 27, 2002	$0.3	$0.6	$0.9
Payments	(0.3)	(0.2)	(0.5)

Balance at June 27, 2003	$—	$0.4	$0.4

The remaining facilities and other payments will be paid by the end of 2004.

NOTE 4. CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At June 27, 2003, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. Since the Company was unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002, the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer has answered by denying liability and asserting a counter-claim against the Company for failing to continue to make progress payments following the developer’s breach of the contract. The Company has denied liability on the developer’s counter-claim and on any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding commenced by the Company, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. The assignee has not yet confirmed what course of action it will take with respect to the arbitration proceeding. The arbitration is in the discovery phase and has been extended pending the assignee’s determination of its course of action. As a result, the Company is unable to assess the likely outcome of the arbitration but intends vigorously to pursue the Company’s claims, including its right to receive all software developed under the contract, and to defend itself from the developer’s counterclaims, if necessary. The Company will continue to avail itself of the services and support under its existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On June 10, 2003, the Company completed the refinancing of the existing term loan and revolving credit facilities and called for redemption on July 10, 2003 of the senior subordinated notes with a new $330.0 million credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a delayed-draw seven-year term loan facility due June 10, 2010 with an original principal amount of $255.0 million and a $75.0 million five-year revolving credit facility due June 10, 2008. On June 10, 2003, the Company drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility and paid $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay the $8.8 million redemption premium. In connection with the refinancing in June 2003, the Company charged to interest expense $1.2 million for the write-off of existing deferred loan fees and $0.2 million for loan breakage and commitment fees all related to the existing term loan and revolving credit facilities. In the third fiscal quarter, the Company will record a pre-tax charge of $10.7 million as a result of the senior subordinated note redemption, consisting of the $8.8 million redemption premium and $1.9 million of existing deferred loan fees.

The Senior Secured Credit Facility bears interest at a base rate plus a 2.25 percent per annum margin or at a Eurodollar rate plus a 3.25 percent per annum margin, at the Company’s option. The base rate is the higher of the prime lending rate of the administrative agent or ½ of 1 percent in excess of the overnight federal funds rate. The Senior Secured Credit Facility is guaranteed by all of the Company’s direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by the Company. The Senior Secured Credit Facility contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At June 27, 2003, the Company was in compliance with these covenants.

At June 27, 2003, the Company had $65.2 million available under the new $75.0 million revolving credit facility, net of $9.8 million of outstanding letters of credit. At June 27, 2003, $88.0 million was outstanding under the new term loan facility with a current interest rate of 4.5%. In addition to the refinancing amounts discussed above, during the first six months of 2003, the Company repaid $10.2 million of the existing term loan prior to refinancing, $8.0 million of the new term loan, all $5.0 million of the subordinated note related to the 2000 acquisition of assets from Conex Global Logistics Services, Inc. and $0.1 million of capitalized lease obligations. Operating cash flows funded the repayment of the debt prior to and subsequent to the refinancing.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Long-term debt and capital leases are summarized as follows: (in millions):

June 27, 2003
Senior subordinated notes (11.75%; redeemed on July 10, 2003)	$150.0
Term loan (4.5%; due June 10, 2010)	88.0
Revolving credit facility (4.5%; due June 10, 2008)	—
Capital lease obligations	0.1

Total	238.1
Less current portion	3.3

Long-term portion	$234.8

NOTE 6. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the six-month periods ended June 27, 2003 and June 28, 2002, respectively.

	Six Months Ended
	June 27, 2003	June 28, 2002
Common Stock Options

Granted
@ $13.74 per share	111,000	—
@ $15.00 per share		415,800
@ $15.78 per share	149,500	—

Exercised
@ $5.00 per share	98,836	2,666
@ $10.00 per share	2,100	—
@ $12.50 per share	39,800	—
@ $15.00 per share	7,000

Canceled or Expired
@ $5.00 per share	—	231,334
@ $10.00 per share	—	30,000
@ $12.50 per share	14,400	46,000
@ $15.00 per share	75,000	—

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

Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

money had and received in connection with monies allegedly wrongfully deducted from truck drivers’ earnings. The defendants entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. On August 11, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The only adverse ruling was a Court finding that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998, Interstate’s retention on its liability policy was $250,000. The court has ordered that restitution of $488,978 be paid for this omission. The Court entered judgment on the August 11, 2000 decision on January 23, 2002. Plaintiffs’ counsel has appealed all issues except the independent contractor status of the drivers, and the Company is appealing the restitution issue. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

NOTE 8. SEGMENT INFORMATION

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

International revenues generated by the Company’s retail segment for the first six months of 2003 were $46.6 million in Europe and $2.8 million in Canada. The Company’s wholesale segment generated $20.4 million in revenues for the first six months of 2003 from Mexico.

International revenues generated by the Company’s retail segment for the first six months of 2002 were $45.5 million in Europe and $5.6 million in Canada. The Company’s wholesale segment generated $25.0 million in revenues for the first six months of 2002 from Mexico.

For the six month periods ended June 27, 2003 and June 28, 2002, the Company had no customers that contributed more than 10% of the Company’s total gross revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents reportable segment information for the three and six months ended June 27, 2003 and June 28, 2002 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended June 27, 2003
Gross revenues	$201.7	$226.5	$(24.2)	$404.0
Net revenues	54.3	35.6	—	89.9
Income from operations	17.6	5.2	(3.3)	19.5
Interest expense	3.6	1.8	—	5.4
Loss on extinguishment of debt	—	—	1.4	1.4
Income taxes	5.6	1.4	(1.9)	5.1
Net income	8.4	2.0	(2.8)	7.6
Depreciation	0.8	1.1	—	1.9
Capital expenditures	—	0.4	—	0.4
Total assets	442.3	228.6	(76.1)	594.8

3 Months ended June 28, 2002
Gross revenues	$195.6	$229.4	$(23.9)	$401.1
Net revenues	51.1	33.3	—	84.4
Income from operations	13.1	6.5	(1.8)	17.8
Interest expense	4.5	3.8	—	8.3
Loss on extinguishment of debt	—	—	0.8	0.8
Income taxes	3.5	1.1	(1.0)	3.6
Net income	5.1	1.6	(1.6)	5.1
Depreciation and amortization	1.1	1.3	—	2.4
Capital expenditures	2.1	1.0	—	3.1
Total assets	447.8	241.1	(68.1)	620.8

6 Months ended June 27, 2003
Gross revenues	$414.3	$437.6	$(52.0)	$799.9
Net revenues	114.2	70.2	—	184.4
Income from operations	34.3	10.0	(6.1)	38.2
Interest expense	8.3	3.5	—	11.8
Loss on extinguishment of debt	—	—	1.4	1.4
Income taxes	10.4	2.6	(3.0)	10.0
Net income	15.6	3.9	(4.5)	15.0
Depreciation	1.8	2.3	—	4.1
Capital expenditures	0.1	1.6	—	1.7
Total assets	442.3	228.6	(76.1)	594.8

6 Months ended June 28, 2002
Gross revenues	$400.3	$434.3	$(51.1)	$783.5
Net revenues	103.8	63.8	—	167.6
Income from operations	24.5	11.4	(2.4)	33.5
Interest expense	10.7	7.4	—	18.1
Loss on extinguishment of debt	—	—	0.8	0.8
Income taxes	5.4	1.6	(1.2)	5.8
Net income	8.4	2.4	(2.0)	8.8
Depreciation and amortization	2.4	2.6	—	5.0
Capital expenditures	3.0	1.5	—	4.5
Total assets	447.8	241.1	(68.1)	620.8

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, debt extinguishment costs and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intersegment revenues were $24.2 million and $52.0 million for the three and six month periods ending June 27, 2003, respectively and were $23.9 million and $51.1 million for the three and six month periods ending June 28, 2002, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Numerator:
Net income—basic	$7.6	$5.1	$15.0	$8.8

Denominator:
Denominator for earnings per share-basic-Common shares outstanding	36,919,151	25,705,434	36,884,406	24,303,595
Effect of dilutive securities:
Stock options	995,592	938,876	835,699	867,308
Exchangeable preferred stock of subsidiary	—	3,618,318	—	4,074,578

Denominator for earnings per share-diluted	37,914,743	30,262,628	37,720,105	29,245,481

Earnings per share-basic	$0.21	$0.20	$0.41	$0.36

Earnings per share-diluted	$0.20	$0.17	$0.40	$0.30

All outstanding options during the second quarter of 2003 were included in the computation of diluted earnings per share for the second quarter of 2003 because the average market price of the common shares was greater than the options’ exercise price. Options to purchase 237,800 shares of common stock at $15.00 per share and 149,500 shares at $15.78 per share were outstanding during the first six months of 2003 but were not included in the computation of diluted earnings per share for the six months ended June 27, 2003 because the options’ exercise price was greater than the average market price of the common shares. All outstanding options during the second quarter of 2002 were included in the computation of diluted earnings per share for the second quarter of 2002 because the average market price of the common shares was greater than the options’ exercise price. Options to purchase 415,800 shares of common stock at $15.00 per share were outstanding during the first six months of 2002 but were not included in the computation of diluted earnings per share for the six months ended June 28, 2002 because the options’ exercise price was greater than the average market price of the common shares.

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

On June 10, 2003, the Company completed the refinancing of the existing term loan and revolving credit facilities and called for redemption on July 10, 2003 of the senior subordinated notes. The debt was refinanced with a new $330.0 million Senior Secured Credit Facility (see Note 5). On June 10, 2003, the Company drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility and paid $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay the $8.8 million redemption premium. The Senior Secured Credit Facility is guaranteed by all of the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Company’s direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by the Company.

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

Condensed Consolidating Statements of Operations

Three Months Ended June 27, 2003 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$201.7	$226.5	$(24.2)	$404.0
Cost of purchased transportation and Services	147.4	190.9	(24.2)	314.1

Net revenues	54.3	35.6	—	89.9

Operating expenses	36.7	33.7	—	70.4

Income from operations	17.6	1.9	—	19.5

Interest expense	3.6	1.8	—	5.4
Loss on extinguishment of debt	1.4	—	—	1.4
Equity in net earnings of subsidiary	0.1	—	(0.1)	—

Income before income taxes	12.7	0.1	(0.1)	12.7
Income taxes	5.1	—	—	5.1

Net income (loss)	$7.6	$0.1	$(0.1)	$7.6

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three Months Ended June 28, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$195.6	$229.4	$(23.9)	$401.1
Cost of purchased transportation and services	144.5	196.1	(23.9)	316.7

Net revenues	51.1	33.3	—	84.4

Operating expenses	38.0	28.6	—	66.6

Income from operations	13.1	4.7	—	17.8

Interest expense	4.5	3.8	—	8.3
Loss on extinguishment of debt	0.8	—	—	0.8
Equity in net earnings of subsidiary	0.5	—	(0.5)	—

Income before income taxes	8.3	0.9	(0.5)	8.7
Income taxes	3.2	0.4	—	3.6

Net income (loss)	$5.1	$0.5	$(0.5)	$5.1

Six Months Ended June 27, 2003 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$414.3	$437.6	$(52.0)	$799.9
Cost of purchased transportation and Services	300.1	367.4	(52.0)	615.5

Net revenues	114.2	70.2	—	184.4

Operating expenses	79.9	66.3	—	146.2

Income from operations	34.3	3.9	—	38.2

Interest expense	8.3	3.5	—	11.8
Loss on extinguishment of debt	1.4	—	—	1.4
Equity in net earnings of subsidiary	0.3	—	(0.3)	—

Income before income taxes	24.9	0.4	(0.3)	25.0
Income taxes	9.9	0.1	—	10.0

Net income (loss)	$15.0	$0.3	$(0.3)	$15.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Six Months Ended June 28, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Gross revenues	$400.3	$434.3	$(51.1)	$783.5
Cost of purchased transportation and services	296.5	370.5	(51.1)	615.9

Net revenues	103.8	63.8	—	167.6

Operating expenses	79.3	54.8	—	134.1

Income from operations	24.5	9.0	—	33.5

Interest expense	10.7	7.4	—	18.1
Loss on extinguishment of debt	0.8	—	—	0.8
Equity in net earnings of subsidiary	0.9	—	(0.9)	—

Income before income taxes	13.9	1.6	(0.9)	14.6
Income taxes	5.1	0.7	—	5.8

Net income (loss)	$8.8	$0.9	$(0.9)	$8.8

Condensed Consolidating Balance Sheets

June 27, 2003 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
ASSETS
Current assets	$79.6	$132.9	$(6.7)	$205.8
Property and equipment, net	44.3	10.1	—	54.4
Investment in subsidiaries	239.5	—	(239.5)	—
Goodwill, net	23.3	265.0	—	288.3
Deferred income taxes	41.5	—	(8.7)	32.8
Other assets	12.8	0.7	—	13.5

Total assets	$441.0	$408.7	$(254.9)	$594.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$91.9	$83.9	$(15.4)	$160.4
Long-term debt	150.0	84.8	—	234.8
Other liabilities	2.3	0.5	—	2.8
Total stockholders’ equity	196.8	239.5	(239.5)	196.8

Total liabilities and stockholders’ equity	$441.0	$408.7	$(254.9)	$594.8

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 27, 2003 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash provided by operating activities	$5.4	$22.8	$—	$28.2

Investing activities:
Capital expenditures	(0.1)	(1.6)	—	(1.7)
Proceeds from sales of property and equipment	0.1	—	—	0.1

Net cash used in investing activities	—	(1.6)	—	(1.6)

Financing activities:
Checks drawn in excess of cash balances	12.5	(17.3)	—	(4.8)
Proceeds from issuance of common stock	1.1	—	—	1.1
Proceeds from long-term debt, net of costs	91.6	91.6	(91.6)	91.6
Debt, revolving credit facility and capital lease obligation repayment	(110.6)	(95.5)	91.6	(114.5)

Net cash used in financing activities	(5.4)	(21.2)	—	(26.6)

Net increase (decrease) in cash and cash equivalents	—	—	—	—

Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Six Months Ended June 28, 2002 (dollars in millions)

	Parent	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Pacer
Net cash (used in) provided by operating activities	$(13.5)	$7.3	$—	$(6.2)

Investing activities:
Capital expenditures	(3.0)	(1.5)	—	(4.5)
Proceeds from sales of property and equipment	0.5	—	—	0.5

Net cash used in investing activities	(2.5)	(1.5)	—	(4.0)

Financing activities:
Checks drawn in excess of cash balances	13.1	(0.7)	—	12.4
Proceeds from issuance of common stock	125.9	97.4	(97.4)	125.9
Debt, revolving credit facility and capital lease obligation repayment	(123.0)	(102.5)	97.4	(128.1)

Net cash (used in) provided by financing activities	16.0	(5.8)	—	10.2

Net increase (decrease) in cash and cash equivalents	—	—	—	—

Cash and cash equivalents at beginning of year	—	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Industry trends;

•	Increases in our leverage;

•	Changes in our business strategy, development plans or cost savings plans;

•	Our ability to integrate acquired businesses;

•	The loss of one or more of our major customers;

•	Competition;

•	Availability of qualified personnel;

•	Changes in, or the failure to comply with, government regulation;

•	Terrorism and acts of war; and

•	The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including those set forth under the caption “Risks Related to Our Business” in our annual report on Form 10-K for fiscal year 2002 filed March 19, 2003 and our prospectus dated July 17, 2003 in connection with a secondary offering of our common stock.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Results of Operations

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including a discussion of our Critical Accounting Policies, and the footnotes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for fiscal year 2002.

Three Months Ended June 27, 2003 Compared to Three Months Ended June 28, 2002

The following table sets forth our historical financial data for the three months ended June 27, 2003 and June 28, 2002 (in millions).

	2003	2002	Change	% Change
Gross revenues
Wholesale	$201.7	$195.6	$6.1	3.1%
Retail	226.5	229.4	(2.9)	(1.3)
Inter-segment elimination	(24.2)	(23.9)	(0.3)	(1.3)

Total	404.0	401.1	2.9	0.7

Cost of purchased transportation and services
Wholesale	147.4	144.5	2.9	2.0
Retail	190.9	196.1	(5.2)	(2.7)
Inter-segment elimination	(24.2)	(23.9)	(0.3)	(1.3)

Total	314.1	316.7	(2.6)	(0.8)

Net revenues
Wholesale	54.3	51.1	3.2	6.3
Retail	35.6	33.3	2.3	6.9

Total	89.9	84.4	5.5	6.5

Direct operating expenses
Wholesale	25.1	25.5	(0.4)	(1.6)
Retail	—	—	—	—

Total	25.1	25.5	(0.4)	(1.6)

Selling, general & administrative expenses
Wholesale	10.8	11.4	(0.6)	(5.3)
Retail	29.3	25.5	3.8	14.9
Corporate	3.3	1.8	1.5	83.3

Total	43.4	38.7	4.7	12.1

Depreciation and amortization
Wholesale	0.8	1.1	(0.3)	(27.3)
Retail	1.1	1.3	(0.2)	(15.4)

Total	1.9	2.4	(0.5)	(20.8)

Income from operations
Wholesale	17.6	13.1	4.5	34.4
Retail	5.2	6.5	(1.3)	(20.0)
Corporate	(3.3)	(1.8)	(1.5)	(83.3)

Total	19.5	17.8	1.7	9.6

Interest expense	5.4	8.3	(2.9)	(34.9)
Loss on extinguishment of debt	1.4	0.8	0.6	75.0
Income taxes	5.1	3.6	1.5	41.7
Net income	$7.6	$5.1	$2.5	49.0%

Overview. As a result of strength in our core intermodal operations, our operating results for the second quarter of 2003 improved over the second quarter of 2002. We were able to increase gross revenues, net revenues, income from operations, net income and diluted earnings per share for the 2003 quarter compared to the 2002 quarter. The 2003 quarter included costs associated with the refinancing of our term loan and revolving credit facility, and preparation for a secondary offering of common stock by certain stockholders. As a result of these activities, our pre-tax financial results were reduced by $2.3 million. Excluding these costs, our adjusted net income and adjusted diluted earnings per share would have been $9.0 million and $0.24 per share, respectively. We believe that presentation of results of operations adjusted for these items provides useful supplemental information that is important to a proper understanding of the operating results of the Company’s core businesses and allows investors to more easily compare operating results from period to period. See the reconciliation of adjusted results to actual results for the three months ended June 27, 2003 below. While our results for the 2003 quarter improved overall, we do not yet believe that the economy is back to full strength.

Gross Revenues. Gross revenues increased $2.9 million, or 0.7%, for the three months ended June 27, 2003 compared to the three months ended June 28, 2002. Gross revenues in our retail segment decreased $2.9 million reflecting reduced shipments in our truck brokerage, flatbed and specialized heavy-haul trucking operations and international freight forwarding reflecting the current economic environment. Our local trucking, supply chain services and warehouse and distribution operations partially offset these declines due primarily to the addition of seven new local trucking locations, a new supply chain services customer and one warehouse location added since the 2002 quarter. Our intermodal marketing revenues during the second quarter of 2003 were flat compared to the 2002 quarter. While we experienced volume and revenue increases from many of our intermodal marketing customers, these increases were offset due to the recent curtailment by the federal government of its policy of allowing AMTRAK trains to handle a given amount of freight traffic, which resulted in reduced shipments from one large customer.

Wholesale segment gross revenues increased $6.1 million reflecting increases in wholesale automotive and third-party domestic operations partially offset by a decrease in wholesale international operations. The wholesale automotive operations increase in freight revenues was due to strong volumes associated with new business that began in October 2002. Automotive volumes increased 18.6% for the 2003 quarter compared to the 2002 quarter. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. Domestic containers handled increased 11.2% over the second quarter of 2002. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low-margin shipments from an international shipping customer during the first quarter of 2003. International container volumes were 40.6% below the second quarter of 2002. Contributing to the overall increase in wholesale segment gross revenues were higher repositioning revenue associated with higher domestic volumes and a 3% to 5% fuel surcharge in effect during the 2003 quarter compared to a 1% to 2% fuel surcharge in effect during the 2002 quarter.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased by $0.3 million, or 1.3%, in the 2003 quarter compared to the 2002 quarter. Cross-selling activities within the retail segment increased by $3.6 million, or 71.6%, in the 2003 quarter compared to the 2002 quarter.

Net Revenues. Net revenues increased $5.5 million, or 6.5%, for the 2003 quarter compared to the 2002 quarter. The retail segment’s net revenues increased $2.3 million due primarily to results from new local trucking and warehouse locations added since the 2002 quarter as well as the addition of a new supply chain services customer since the 2002 quarter. Net revenues from our intermodal marketing division also contributed to the increase. Net revenues in our truck brokerage operations for the 2003 quarter were less than the 2002 quarter reflecting the reduced shipments noted above. Our flatbed and heavy-haul trucking operation’s net revenues also decreased as compared to the 2002 quarter due to more lower margin shipments during the 2003 quarter. Overall, the retail segment gross margin increased to 15.7% during the 2003 quarter compared to 14.5% during the 2002 quarter due to improved yield management, the higher fuel surcharge in effect during the 2003 quarter, and changes in business mix.

The wholesale segment’s cost of purchased transportation increased $2.9 million on container volume increases as discussed above. The wholesale segment net revenues increased $3.2 million for the 2003 quarter compared to the 2002 quarter and the gross margin increased to 26.9% in the 2003 quarter from 26.1% in the 2002 quarter. The gross margin on freight transportation alone, excluding the ancillary revenues of container and chassis per diem and rail car revenue, increased to 22.5% in the 2003 quarter compared to 21.9% in the 2002 quarter. These increases were due to improved yield management, the higher fuel surcharge and reduced low-margin international shipping volumes.

Direct Operating Expenses. Direct operating expenses, which are only incurred by the wholesale segment, decreased $0.4 million, or 1.6%, in the 2003 quarter compared to the 2002 quarter due to an improved repair process and billing associated with containers and chassis coupled with lower chassis lease costs resulting from the December 2002 elimination of the chassis sublet from APL Limited. Partially offsetting these reduced costs were increased container off-hire costs associated with returning older containers and increased railcar maintenance costs as the railcars acquired in 2001 enter a normal repair cycle.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.7 million, or 12.1%, in the 2003 quarter compared to the 2002 quarter primarily as the result of increased compensation expense associated with an overall average increase of 70 people employed during the 2003 quarter compared to the 2002 quarter and an increase in accruals for insurance and cargo related costs compared to the 2002 quarter. The headcount increase was associated with a new customer in our supply chain services division as well as the additional local trucking and warehouse locations added since the 2002 quarter. Corporate costs also increased in the 2003 period due to a $0.9 million accrual for secondary stock offering costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.5 million, or 20.8%, for the 2003 quarter compared to the 2002 quarter associated with property retirements in both the wholesale and retail segments.

Income From Operations. Income from operations increased $1.7 million, or 9.6%, from $17.8 million in the 2002 quarter to $19.5 million in the 2003 quarter. The increase in operating profit is a result of the increase in net revenues and gross margin percentages described above. Wholesale segment income from operations increased $4.5 million due primarily to the strength in wholesale third-party domestic and automotive operations. Retail segment income from operations decreased $1.3 million reflecting increased labor costs associated with a higher employment level, start-up costs in the growing cartage operations, and increases in accruals for insurance and cargo related costs during the 2003 quarter, partially offset by strength in our intermodal operations. Income from operations decreased $1.5 million due to increased corporate costs for insurance and the $0.9 million accrued for the secondary offering of common stock.

Interest Expense. Interest expense decreased by $2.9 million, or 34.9%, for the 2003 quarter compared to the 2002 quarter due to a lower level of outstanding debt during the period. In June 2002, we completed our initial public offering of common stock (“IPO”) and repaid $125.9 million of our variable interest rate bank debt. We have repaid an additional $13.2 million during the last half of 2002 and $23.3 million of debt during the first half of 2003, excluding the refinancing.

Loss on Extinguishment of Debt. On June 10, 2003, we completed the refinancing of our existing term loan and revolving credit facility with a new senior credit facility (see discussion under “Liquidity and Capital Resources,” below) and called for redemption on July 10, 2003 of our $150 million senior subordinated notes. Charges totaling $1.4 million were incurred during the 2003 quarter related to the refinancing of the existing term loan and revolving credit facility including $1.2 million for the write-off of loan fees on the prior term and revolving credit facilities and $0.2 million for breakage and commitment fees. During the 2002 quarter, we wrote-off $0.8 million of loan fees related to the repayment of debt associated with the IPO.

Income Tax Expense. Income tax expense increased $1.5 million in the 2003 quarter compared to the 2002 quarter due to higher pre-tax income in the 2003 quarter. The effective tax rate was 40.2% during the 2003 quarter compared to 41.4% for the 2002 quarter.

Net Income. Net income increased $2.5 million from $5.1 million in the 2002 quarter to $7.6 million in the 2003 quarter due primarily to increased income from operations and reduced interest expense, partially offset by costs associated with the debt refinancing and secondary offering transactions. Excluding the costs associated with the debt refinancing and secondary offering transactions, adjusted net income would have been $9.0 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Three Months Ended June 27, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	As Reported Results	Adjustments		As Adjusted Results
Income from operations	$19.5	$0.9	1/	$20.4
Interest expense	5.4	—		5.4
Loss on extinguishment of debt	1.4	(1.4)	2/	—

Income before income taxes	12.7	2.3		15.0
Income taxes	5.1	0.9	3/	6.0

Net income	7.6	1.4		9.0

Diluted earnings per share	$0.20	$0.04		$0.24

Weighted average shares outstanding	37,914,743	37,914,743		37,914,743

1/	Accrued fees and expenses associated with the secondary offering of common stock to be paid by the Company.
2/	Fees and expenses related to our long-term debt refinancing:
A)	$1.2 million for the write-off of existing loan fees.
B)	$0.2 million for loan breakage and commitment fees.
3/	Income taxes at 40.2%.

Six Months Ended June 27, 2003 Compared to Six Months Ended June 28, 2002

The following table sets forth our historical financial data for the six months ended June 27, 2003 and June 28, 2002 (in millions).

	2003	2002	Change	% Change
Gross revenues
Wholesale	$414.3	$400.3	$14.0	3.5%
Retail	437.6	434.3	3.3	0.8
Inter-segment elimination	(52.0)	(51.1)	(0.9)	(1.8)

Total	799.9	783.5	16.4	2.1

Cost of purchased transportation and services
Wholesale	300.1	296.5	3.6	1.2
Retail	367.4	370.5	(3.1)	(0.8)
Inter-segment elimination	(52.0)	(51.1)	(0.9)	(1.8)

Total	615.5	615.9	(0.4)	(0.1)

Net revenues
Wholesale	114.2	103.8	10.4	10.0
Retail	70.2	63.8	6.4	10.0

Total	184.4	167.6	16.8	10.0

Direct operating expenses
Wholesale	54.6	53.3	1.3	2.4
Retail	—	—	—	—

Total	54.6	53.3	1.3	2.4

Selling, general & administrative expenses
Wholesale	23.5	23.6	(0.1)	(0.4)
Retail	57.9	49.8	8.1	16.3
Corporate	6.1	2.4	3.7	154.2

Total	87.5	75.8	11.7	15.4

Depreciation and amortization
Wholesale	1.8	2.4	(0.6)	(25.0)
Retail	2.3	2.6	(0.3)	(11.5)

Total	4.1	5.0	(0.9)	(18.0)

Income from operations
Wholesale	34.3	24.5	9.8	40.0
Retail	10.0	11.4	(1.4)	(12.3)
Corporate	(6.1)	(2.4)	(3.7)	(154.2)

Total	38.2	33.5	4.7	14.0

Interest expense	11.8	18.1	(6.3)	(34.8)
Loss on extinguishment of debt	1.4	0.8	0.6	75.0
Income taxes	10.0	5.8	4.2	72.4
Net income	$15.0	$8.8	$6.2	70.5%

Overview. As a result of strength in our core intermodal operations, our operating results for the first six months of 2003 improved over the first six months of 2002. We were able to increase gross revenues, net revenues, income from operations, net income and diluted earnings per share for the 2003 period compared to the 2002 period. The 2003 period included costs associated with the refinancing of our term loan and revolving credit facility, and preparation for a secondary offering of common stock for certain stockholders. As a result of these activities, our pre-tax financial results were reduced by $2.3 million. Excluding these costs, our adjusted net income and adjusted diluted earnings per share would have been $16.4 million and $0.44 per share, respectively. We believe that presentation of results of operations adjusted for these items provides useful supplemental information that is important to a proper understanding of the operating results of the Company’s core businesses and allows investors to more easily compare operating results from period to period. See the reconciliation of adjusted results to actual results for the six months ended June 27, 2003 below. While our results for the 2003 quarter improved overall, we do not yet believe that the economy is back to full strength.

Gross Revenues. Gross revenues increased $16.4 million, or 2.1%, for the six months ended June 27, 2003 compared to the six months ended June 28, 2002. Gross revenues in our retail segment increased $3.3 million reflecting improvement in all but two of our retail services, including the addition of seven local trucking locations, a new supply chain services customer and one warehouse location added since the 2002 period. Our intermodal marketing revenues increased over the 2002 period as we experienced volume and revenue increases from many of our intermodal marketing customers. This was partially offset by the recent curtailment by the federal government of its policy of allowing AMTRAK trains to handle a given amount of freight traffic, which resulted in reduced shipments from one large customer. Our truck brokerage and flatbed and specialized heavy-haul trucking operations experienced reduced shipments and revenues reflecting the current economic environment.

Wholesale segment gross revenues increased $14.0 million reflecting increases in wholesale automotive and third-party domestic operations partially offset by a decrease in wholesale international operations. The wholesale automotive operations increase in freight revenues was due to strong volumes associated with new business that began in October 2002. Automotive volumes increased 22.8% for the 2003 period compared to the 2002 period. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our intermodal marketing operations. Domestic containers handled increased 8.2% over the 2002 period. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low-margin shipments from an international shipping customer during the first quarter of 2003. International container volumes were 37.9% below the 2002 period. Contributing to the overall increase in wholesale segment gross revenues were higher repositioning revenue associated with higher domestic volumes and a 3% to 5% fuel surcharge in effect during the 2003 period compared to a 1% to 2% fuel surcharge that went into effect during the second quarter of 2002.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased by $0.9 million, or 1.8%, in the 2003 period compared to the 2002 period. Cross-selling activities within the retail segment increased by $6.7 million, or 74.3%, in the 2003 period compared to the 2002 period.

Net Revenues. Net revenues increased $16.8 million, or 10.0%, for the 2003 period compared to the 2002 period. The retail segment’s net revenues increased $6.4 million due to the increase in shipments noted above. Net revenues in our truck brokerage and flatbed and specialized heavy-haul trucking operations for the 2003 period were less than the 2002 period reflecting the reduced shipments and current economic conditions noted above. The retail segment overall gross margin increased to 16.0% during the 2003 period compared to 14.7% during the 2002 period due to improved yield management, the fuel surcharge in effect during the 2003 period, and changes in business mix.

The wholesale segment’s cost of purchased transportation increased $3.6 million on container volume increases as discussed above. The wholesale segment net revenues increased $10.4 million for the 2003 period compared to the 2002 period and the gross margin increased to 27.6% in the 2003 period from 25.9% in the 2002 period. The gross margin on freight transportation alone, excluding the ancillary revenues of container and chassis per diem and rail car revenue, increased to 22.7% in the 2003 period compared to 20.9% in the 2002 period. These increases were due to improved yield management, the fuel surcharge and low-margin reduced international shipping volumes.

Direct Operating Expenses. Direct operating expenses, which are only incurred by the wholesale segment, increased $1.3 million, or 2.4%, in the 2003 period compared to the 2002 period due to increased costs related to railcar maintenance as railcars acquired in 2001 enter a normal repair cycle coupled with increased container off-hire costs associated with returning older containers. Partially offsetting these increased costs were lower chassis lease costs resulting from the December 2002 elimination of the chassis sublet from APL Limited.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.7 million, or 15.4%, in the 2003 period compared to the 2002 period primarily as the result of increased compensation expense associated with an overall average increase of 72 people employed during the 2003 period compared to the 2002 period and an increase in accruals for insurance and cargo related costs compared to the 2002 period. The headcount increase was associated with the new customer in our supply chain services division as well as the additional local trucking and warehouse locations added since the 2002 period. Corporate costs also increased in the 2003 period due to a $0.9 million accrual for secondary stock offering costs and a legal settlement reducing costs in the 2002 period.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.9 million, or 18.0%, for the 2003 period compared to the 2002 period associated with property retirements in both the wholesale and retail segments.

Income From Operations. Income from operations increased $4.7 million, or 14.0%, from $33.5 million in the 2002 period to $38.2 million in the 2003 period. The increase in operating profit is a result of the increase in net revenues and gross margin percentages described above. Wholesale segment income from operations increased $9.8 million, or 40.0%, due primarily to the strength in wholesale third-party domestic and automotive operations. Retail segment income from operations decreased $1.4 million reflecting start-up costs in the growing cartage operations and increases in accruals for insurance and cargo related costs during the 2003 period, partially offset by strength in our intermodal marketing operations. Income from operations decreased $3.7 million due to increased corporate costs for insurance, the $0.9 million accrued for the secondary offering of common stock and costs during the 2002 quarter associated with a legal settlement.

Interest Expense. Interest expense decreased by $6.3 million, or 34.8%, for the 2003 period compared to the 2002 period due to a lower level of outstanding debt during the period. In June 2002, we completed our IPO and repaid $125.9 million of our variable interest rate bank debt. We have repaid an additional $13.2 million during the last half of 2002 and $23.3 million of debt during the first half of 2003, excluding the refinancing.

Loss on Extinguishment of Debt. On June 10, 2003, we completed the refinancing of our existing term loan and revolving credit facility with a new senior credit facility (see discussion under “Liquidity and Capital Resources,” below) and called for redemption on July 10, 2003 of our $150 million senior subordinated notes. Charges totaling $1.4 million were incurred during the 2003 quarter related to the refinancing of the existing term loan and revolving credit facility including $1.2 million for the write-off of loan fees on the prior term and revolving credit facilities and $0.2 million for breakage and commitment fees. During the 2002 quarter, we wrote-off $0.8 million of loan fees related to the repayment of debt associated with the IPO.

Income Tax Expense. Income tax expense increased $4.2 million in the 2003 period compared to the 2002 period due to higher pre-tax income in the 2003 period. The effective tax rate was 40.0% during the 2003 period compared to 39.7% for the 2002 period.

Net Income. Net income increased $6.2 million, or 70.5%, from $8.8 million in the 2002 period to $15.0 million in the 2003 period due primarily to increased income from operations and lower interest expense partially offset by increased costs associated with the debt refinancing and secondary offering transactions. Excluding the costs associated with the debt refinancing and secondary offering transactions, adjusted net income would have been $16.4 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Six Months Ended June 27, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	As Reported Results	Adjustments		As Adjusted Results
Income from operations	$38.2	$0.9	1/	$39.1
Interest expense	11.8	—		11.8
Loss on extinguishment of debt	1.4	(1.4)	2/	—

Income before income taxes	25.0	2.3		27.3
Income taxes	10.0	0.9	3/	10.9

Net income	15.0	1.4		16.4

Diluted earnings per share	$0.40	$0.04		$0.44

Weighted average shares outstanding	37,720,105	37,720,105		37,720,105

1/	Accrued fees and expenses associated with the secondary offering of common stock to be paid by the Company.
2/	Fees and expenses related to our long-term debt refinancing:
A)	$1.2 million for the write-off of existing loan fees.
B)	$0.2 million for loan breakage and commitment fees.
3/	Income taxes at 40.0%.

Liquidity and Capital Resources

Cash generated by (used in) operating activities was $28.2 million and $(6.2) million for the first six months of 2003 and 2002, respectively. The increased source of cash was due to improved operating results for the 2003 period coupled with improved cash from working capital sources and reduced interest costs associated with the repayment of debt related to our June 2002 IPO as well as our pay down of debt during the 2003 period. In addition, we made merger and severance payments of $0.5 million and $1.7 million during the 2003 and 2002 periods, respectively. We utilize our revolving credit facility in lieu of maintaining cash reserves. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We had working capital of $45.4 million and $32.1 million at June 27, 2003 and June 28, 2002, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments, consisting of long-term debt, capital lease and non-cancelable operating lease requirements as of June 27, 2003. The table below reflects the refinancing of our senior credit facility on June 10, 2003 and is adjusted for the completion of the redemption of our senior subordinated notes which occurred on July 10, 2003.

Debt and Lease Obligation Payment Requirements

($ in millions)

	Total	Remaining in 2003	Fiscal Year 2004	Fiscal Year 2005	Fiscal Years 2006 – 2007	Thereafter
Long-term debt	$247.0	$—	$17.0	$22.5	$50.0	$157.5
Operating leases	335.8	26.0	48.5	41.8	63.7	155.8
Capital leases	0.1	0.1	—	—	—	—

Total	$582.9	$26.1	$65.5	$64.3	$113.7	$313.3

Our total long-term debt was originally incurred to finance our May 1999 recapitalization, the acquisition of Pacer Logistics and the four year 2000 acquisitions. We did not make any acquisitions in 2001, 2002 or in the first six months of 2003. Our IPO in June 2002 repaid $125.9 million of that debt. On June 10, 2003, we entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) to refinance outstanding indebtedness under our prior credit facility and to redeem the entire principal amount of our $150 million 11.75% senior subordinated notes. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $30.2 million in the first six months of 2003, $31.5 million in the first six months of 2002 and $61.9 million in the full year 2002.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the Senior Secured Credit Facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard.

Cash flows used in investing activities were $1.6 million and $4.0 million for the first six months of 2003 and 2002, respectively. The use of cash in the 2003 period included $0.7 million for trailers at our truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. Capital expenditures during the 2002 period were for the planned conversion from APL Limited’s computer systems, which are currently being provided to us under a long-term agreement for an annual fee of $10.0 million, to a stand-alone capability for our wholesale segment and the expansion of our retail segment computer system to handle all of our retail operations requirements.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At June 27, 2003, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. Since we were unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002, we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer has answered by denying liability and asserting a counter-claim against us for failing to continue to make progress payments following the developer’s breach of the contract. We have denied liability on the developer’s counter-claim and on any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding commenced by us, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. The assignee has not yet confirmed what course of action it will take with respect to the arbitration proceeding. The arbitration is in the discovery phase and has been extended pending the assignee’s determination of its course of action. As a result, we are unable to assess the likely outcome of the arbitration but intend vigorously to pursue our claims, including our right to receive all software developed under the contract, and to defend ourselves from the developer’s counterclaims, if necessary. We will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

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

Cash flows provided by (used in) financing activities were $(26.6) million and $10.2 million for the first six months of 2003 and 2002, respectively. On June 10, 2003, we completed the refinancing of the existing term loan and revolving credit facilities and called for redemption on July 10, 2003 of the senior subordinated notes with a new $330.0 million Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a delayed-draw seven-year term loan facility due June 10, 2010 with an original principal amount of $255.0 million and a five-year $75.0 million revolving credit facility due June 10, 2008. On June 10, 2003, we drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility, $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay interest through the redemption date and the $8.8 million redemption premium. In addition, during the first six months of 2003, we repaid $10.2 million of the existing term loan prior to the refinancing, the $5.0 million subordinated note related to the 2000 acquisition of assets from Conex Global Logistics Services, Inc., $8.0 million of the Senior Secured Credit Facility and $0.1 million of capital lease obligations. In July 2003, we repaid an additional $5.0 million of the Senior Secured Credit Facility.

The Senior Secured Credit Facility bears interest at a base rate plus a 2.25 percent per annum margin or at a Eurodollar rate plus a 3.25 percent per annum margin, at our option. The base rate is the higher of the prime lending rate of the administrative agent or  1/2 of 1 percent in excess of the overnight federal funds rate. The Senior Secured Credit Facility is guaranteed by all of our direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by us. The Senior Secured Credit Facility contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At June 27, 2003, we were in compliance with these covenants. At June 27, 2003, we had $65.2 million available under the $75.0 million revolving credit facility, net of $9.8 million of outstanding letters of credit.

Members and a former member of management exercised options to purchase 147,736 shares of our common stock during the first six months of 2003 for total proceeds of $1.1 million. The proceeds were used for general corporate purposes.

On July 23, 2003, we completed an underwritten secondary offering of 6,991,398 shares of our common stock on behalf of certain selling stockholders. There were no new shares issued and we received no proceeds from the offering. Fees and expenses related to the offering to be paid by us are estimated at $0.9 million. The underwriters partially exercised their over-allotment option to purchase 294,110 additional shares from the selling shareholders, to complete the secondary offering at a total of 7,285,508 shares. The sale of the additional shares closed on August 4, 2003.

During the 2002 period, we repaid $1.2 million of term loans and $0.9 million of revolving credit facility prior to the IPO and $0.1 million of capital lease obligations. On June 18, 2002, we completed the IPO of 16,100,000 shares of common stock at $15.00 per share, including 6,850,000 shares sold by selling stockholders. Total proceeds on the 9,250,000 shares sold by us were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million in underwriting discounts, commissions and related fees. We repaid $63.5 million of outstanding term loans and $62.4 million of our revolving credit facility with the proceeds of the offering.

Prior to the consummation of the IPO, we issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics 7.5% exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics 7.5% exchangeable preferred stock.

We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the first six months of 2002 was approximately 1.9%. There was no statement of operations impact related to the expiration of the swaps on October 11, 2002. There were no swaps outstanding as of June 27, 2003.

During the first seven months of 2003, we returned 832 primarily 48-foot chassis for remanufacture into 53-foot chassis, and have received 1,293 53-foot chassis under operating lease. In addition, 786 40-foot chassis were added under operating lease to replace chassis previously sublet from APL Limited. We have returned 398 48-foot containers and 253 53-foot containers under operating leases during the period. We have received 1,604 of the 3,000 53-foot containers on order for delivery in 2003, with an option for an additional 500 containers, all under operating lease.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements.

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

Other Matters

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” in July 2001. SFAS 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 was adopted by us on December 28, 2002 and had no significant effect on our results of operations or financial condition.

The FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. SFAS 149 amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. We do not expect SFAS 149 to have a material effect on our results of operations or financial condition.

The FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. We do not expect SFAS 150 to have a material effect on our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense.

Based upon the average variable interest rate debt outstanding during the first six months of 2003, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $1.0 million on an annual basis. For the first six months of 2002, a 1% change would have affected our 2002 pre-tax earnings by approximately $1.8 million on an annual basis.

We also manage our fixed rate debt to reduce our exposure to interest rate changes. Our fixed rate debt consisted of our $150.0 million 11- 3/4% senior subordinated notes which were redeemed on July 10, 2003 at a premium of $8.8 million.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Internal Controls. Within 90 days before the date of this report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act and that portion of our “internal controls” over financial reporting that is included within our disclosure controls and procedures. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls over financial reporting based on and as of the controls evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this report, there is a form of “Certification” by the CEO and the CFO which is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the report which you are currently reading provides the information about the controls evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

Scope of Controls Evaluation. We plan to evaluate our disclosure controls and procedures and that portion of our internal controls over financial reporting included in our disclosure controls and procedures on a quarterly basis in accordance with the Exchange Act so that the conclusions concerning effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. The overall goals of our evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary; our intent in this regard is that our disclosure controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our recent evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls over financial reporting, as required in the Section 302 certification. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved and that our internal controls and procedures over financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In accordance with SEC requirements, the CEO and CFO note that, since the date of the controls evaluation in connection with this quarterly report on Form 10-Q, there have been no significant changes in the our internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 to the Notes to Condensed Consolidated Financial Statements which is hereby incorporated by reference into Part II of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Board of Directors is divided into three classes that serve staggered three-year terms. At the 2003 Annual Meeting of Shareholders of Pacer International, Inc. held on May 6, 2003, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2006 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	For	Withheld
Donald C. Orris	26,701,725	5,042,057
Robert S. Rennard	28,970,968	2,772,814
John P. Tague	28,970,968	2,772,814

Directors continuing in office until the 2004 Annual Meeting of Shareholders are Michael S. Gross, Bruce H. Spector and Thomas L. Finkbiner. Directors continuing in office until the 2005 Annual Meeting of Shareholders are Joshua J. Harris, Marc E. Becker and John J. Hannan.

By a vote of 29,207,869 for, 2,535,854 against and 59 abstaining, the shareholders ratified the Board of Director’s selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 26, 2003. There were no broker non-votes on this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Credit Agreement, dated as of June 10, 2003, among Pacer International, Inc., Various Lending Institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York Branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 13, 2003).

10.2	Master Lease Agreement dated April 16, 2003 by and between LaSalle National Leasing Corporation and the Company for 53-foot steel containers.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	filed herewith

(b)	During the three months ended June 27, 2003, two Current Reports on Form 8-K were furnished or filed by the Company:

(1)	The Company furnished a Current Report on Form 8-K dated May 6, 2003, announcing earnings for the fiscal quarter ended April 4, 2003 and attaching a press release related thereto.

(2)	The Company filed a Current Report on Form 8-K dated June 13, 2003, announcing the successful completion of the refinancing of its long-term debt and attaching a press release and the new credit agreement related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 4, 2003	By:	/s/ D.C. ORRIS
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2003	By:	/s/ L.C. YARBERRY
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.2	Master Lease Agreement dated April 16, 2003 by and between LaSalle National Leasing Corporation and the Company for 53-foot steel containers.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.