Form 10-Q
period 2003-09-19
PACER INTERNATIONAL INC
filed 2003-10-31
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 19, 2003

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2003
Common stock, $.01 par value per share	37,139,718 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED SEPTEMBER 19, 2003

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 19, 2003	December 27, 2002
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$4.5	$—
Accounts receivable, net of allowances of $4.8 million and $5.7 million, respectively	208.0	215.6
Prepaid expenses and other	12.9	5.3
Deferred income taxes	4.2	—

Total current assets	229.6	220.9

Property and equipment
Property and equipment at cost	96.4	94.1
Accumulated depreciation	(43.1)	(37.0)

Property and equipment, net	53.3	57.1

Other assets
Goodwill, net	288.3	288.3
Deferred income taxes	28.2	44.7
Other assets	11.3	7.4

Total other assets	327.8	340.4

Total assets	$610.7	$618.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$—	$6.2
Deferred income taxes	—	2.0
Accounts payable and other accrued liabilities	171.0	176.2

Total current liabilities	171.0	184.4

Long-term liabilities
Long-term debt and capital leases	232.1	250.4
Other	2.9	2.9

Total long-term liabilities	235.0	253.3

Total liabilities	406.0	437.7

Commitments and contingencies (Notes 4 and 7)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized 37,139,718 and 36,832,048 issued and outstanding at September 19, 2003 and December 27, 2002, respectively	0.4	0.4
Additional paid-in-capital	274.1	270.0
Unearned compensation	(0.2)	(0.2)
Accumulated deficit	(69.6)	(89.5)

Total stockholders’ equity	204.7	180.7

Total liabilities and stockholders’ equity	$610.7	$618.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 19, 2003	Sept. 20, 2002	Sept. 19, 2003	Sept. 20, 2002
	(in millions, except share and per share amounts)

Gross revenues	$412.3	$391.5	$1,212.2	$1,175.0
Cost of purchased transportation and services	321.8	303.8	937.3	919.7

Net revenues	90.5	87.7	274.9	255.3

Operating expenses:
Direct operating expenses	24.5	24.7	79.1	78.0
Selling, general and administrative expenses	44.8	40.0	132.3	115.8
Depreciation and amortization	1.9	2.5	6.0	7.5

Total operating expenses	71.2	67.2	217.4	201.3

Income from operations	19.3	20.5	57.5	54.0

Interest expense	3.1	6.7	14.9	24.8
Loss on extinguishment of debt	10.7	—	12.1	0.8

Income before income taxes	5.5	13.8	30.5	28.4

Income taxes	0.6	5.6	10.6	11.4

Net income	$4.9	$8.2	$19.9	$17.0

Earnings per share (Note 9):

Basic:
Earnings per share	$0.13	$0.22	$0.54	$0.60

Weighted average shares outstanding	37,089,963	36,811,848	36,949,319	28,268,475

Diluted:
Earnings per share	$0.13	$0.22	$0.53	$0.53

Weighted average shares outstanding	38,180,668	37,689,832	37,876,949	31,921,805

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 19, 2003

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Unearned Comp- ensation	Accumulated Deficit	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)

Balance December 27, 2002	36,832,048	$0.4	$270.0	$(0.2)	$(89.5)	$180.7
Net Income	—	—	—	—	19.9	19.9
Exercise of Common Stock Options and Related Tax Benefit	307,670	—	4.1	—	—	4.1

Balance September 19, 2003	37,139,718	$0.4	$274.1	$(0.2)	$(69.6)	$204.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 19, 2003	Sept. 20, 2002
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19.9	$17.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.0	7.5
Deferred income taxes	10.3	15.8
Gain on sale of property and equipment	(0.1)	(0.6)
Premium on extinguishment of senior subordinated notes	8.8	—
Changes in current assets and liabilities:
Trade and other receivables	7.6	10.0
Prepaid expenses and other current assets	(6.4)	1.7
Accounts payable and accrued liabilities	—	(24.6)
Other	0.8	1.5

Net cash provided by operating activities	46.9	28.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2.6)	(7.4)
Proceeds from sales of property and equipment	0.2	0.9

Net cash used in investing activities	(2.4)	(6.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks drawn in excess of cash balances	(5.2)	(10.9)
Proceeds from issuance of common stock	2.9	125.9
Proceeds from issuance of long-term debt, net of costs	241.8	—
Debt, revolving credit facility and capital lease obligation repayment	(279.5)	(135.7)

Net cash used in financing activities	(40.0)	(20.7)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4.5	1.1

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4.5	$1.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim financial statements as of September 19, 2003 and for the three and nine months ended September 19, 2003 and September 20, 2002 for Pacer International, Inc. (the “Company” or “Pacer”) are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited interim financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 27, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements as of September 19, 2003 and December 27, 2002 and for the three and nine months ended September 19, 2003 and September 20, 2002 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Business and Industry Segments

Pacer is a non-asset based logistics provider that facilitates the movement of freight by trailer or container using two or more modes of transportation. The Company provides these services from two operating segments; the “wholesale” segment, which provides intermodal rail stacktrain services principally to transportation intermediaries and international shipping companies; and the “retail” segment, which provides logistics services principally to end-user customers. Effective for the fourth quarter of 2003, the Company’s local cartage operations will report to wholesale segment management and will be included as part of the wholesale segment. Local cartage is currently included in the retail segment.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At September 19, 2003 and December 27, 2002, accounts receivable included unbilled amounts of $22.4 million and $28.1 million, respectively.

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The $150.0 million principal amount of senior subordinated notes were

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

redeemed on July 10, 2003 at par plus a redemption premium of $8.8 million, which was paid in July 2003. Management estimates that the senior subordinated notes had a value of $154.5 million as of December 27, 2002, based on quoted market prices. The carrying value of long-term debt, other than the senior subordinated notes, approximates fair value due to the floating nature of the interest rates.

Reclassification

Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation. These reclassifications separated corporate amounts from the previously reported segment amounts and separated debt extinguishment costs associated with the Company’s initial public offering of common stock (“IPO”) from interest expense. These reclassifications had no effect on the Company’s consolidated income from operations, net income or financial position.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income and earnings per share for the three and nine months ended September 19, 2003 and September 20, 2002 would have been:

	Three Months Ended		Nine Months Ended
	Sept. 19, 2003	Sept. 20, 2002	Sept. 19, 2003	Sept. 20, 2002
	(in millions, except per share amounts)
Net income, as reported	$4.9	$8.2	$19.9	$17.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.3	0.1	0.8	0.3

Net income, pro forma	$4.6	$8.1	$19.1	$16.7

Earnings per share:
Basic, as reported	$0.13	$0.22	$0.54	$0.60

Basic, pro forma	$0.12	$0.22	$0.52	$0.59

Diluted, as reported	$0.13	$0.22	$0.53	$0.53

Diluted, pro forma	$0.12	$0.21	$0.50	$0.52

The fair value of each option granted was estimated on the date of grant with the following assumptions for the three and nine months ended September 19, 2003 and the nine months ended September 20, 2002 (there were no options granted during the third quarter of 2002), respectively: risk-free interest rate of 4.34% for the third quarter of 2003 and a range of 3.37% to 4.47% for the nine months ended September 19, 2003 and a range of 4.36% to 5.11%

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

for the nine month period of 2002; no dividend yield for each period; and expected option lives of 7 years for options granted for each period. The weighted average fair value per share of options granted was $11.14 for the third quarter of 2003 and $8.56 and $3.68 for the nine month periods of 2003 and 2002. For options granted in the three and nine month periods ended September 19, 2003, the Black-Scholes option pricing model was used assuming a volatility of 51% to determine the fair value of those options granted. For options granted prior to the Company’s IPO, no volatility was included in the model to determine fair value.

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

The FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003. SFAS 149 amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. SFAS 149 did not have a material effect on the Company’s results of operations or financial condition.

The FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. SFAS 150 did not have a material effect on the Company’s results of operations or financial condition.

NOTE 2. INITIAL PUBLIC OFFERING / SECONDARY OFFERING

On August 4, 2003, the Company completed an underwritten secondary offering of 7,285,508 shares of its common stock, including shares sold pursuant to the over-allotment option, on behalf of certain selling stockholders. There were no new shares issued and the Company received no proceeds from the offering. Accrued fees and expenses related to the offering to be paid by the Company were $0.9 million in the second quarter of 2003 and $0.3 million in the third quarter of 2003 and were charged to the Selling, General and Administrative Expense line item on the Statement of Operations.

On June 18, 2002, the Company completed its IPO of 16,100,000 shares of common stock at $15.00 per share, including 6,850,000 shares sold by selling stockholders. Total proceeds on the 9,250,000 shares sold by the Company were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million of underwriting discounts, commissions and related expenses. The Company repaid $63.5 million of outstanding term loans and $62.4 million of its revolving credit facility with the proceeds of the offering. In connection with the term loan repayment, the Company expensed to loss on extinguishment of debt expense $0.8 million of deferred loan fees in June 2002.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3. MERGER AND SEVERANCE

At September 19, 2003, $0.3 million of additional lease costs which arose as a result of the consolidation of the retail and wholesale segment operations in 2000 and 2001 were remaining to be paid. The lease amounts will be paid by the end of 2004. At September 20, 2002, $1.4 million remained to be paid.

NOTE 4. CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At September 19, 2003, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. Since the Company was unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002, the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against the Company for failing to continue to make progress payments following the developer’s breach of the contract. The Company has denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding commenced by the Company, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. The assignee has not yet confirmed what course of action it will take with respect to the arbitration proceeding. The arbitration has been extended pending the assignee’s determination of its course of action. As a result, the Company is unable to assess the likely outcome of the arbitration but intends vigorously to pursue the Company’s claims, including its right to receive all software developed under the contract, and to defend itself from the developer’s counterclaims, if necessary. The Company will continue to avail itself of the services and support under its existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

Management believes that it is probable that software being developed for internal use will be completed and placed in service, as the Company has the ability and intention to complete this software project. However, in the event facts and circumstances change which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, the Company would evaluate the previously capitalized software for impairment.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On June 10, 2003, the Company completed the refinancing of the existing term loan and revolving credit facilities, and on July 10, 2003 the Company redeemed the senior subordinated notes with funds from a new $330.0 million credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a delayed-draw seven-year term loan facility due June 10, 2010 with an original principal amount of $255.0 million and a $75.0 million five-year revolving credit facility due June 10, 2008. On June 10, 2003, the Company drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility and paid $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay the $8.8 million redemption premium. In connection with the refinancing in June 2003, the Company charged to expense $1.2 million for the write-off of existing deferred loan fees and $0.2 million for loan breakage and commitment fees all related to the existing term loan and revolving credit facilities. In July 2003, the Company recorded a pre-tax charge of $10.7 million as a result of the senior subordinated note redemption, consisting of the $8.8 million redemption premium and $1.9 million of existing deferred loan fees.

The Senior Secured Credit Facility bears interest at a base rate plus a 2.25 percent per annum margin or at a Eurodollar rate plus a 3.25 percent per annum margin, at the Company’s option. The base rate is the higher of the prime lending rate of the administrative agent or ½ of 1 percent in excess of the overnight federal funds rate. The Senior Secured Credit Facility is guaranteed by all of the Company’s direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by the Company. The Senior Secured Credit Facility contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At September 19, 2003, the Company was in compliance with these covenants.

At September 19, 2003, the Company had $65.2 million available under the new $75.0 million revolving credit facility, net of $9.8 million of outstanding letters of credit. At September 19, 2003, $232.0 million was outstanding under the new term loan facility with a current interest rate of 4.44%. In addition to the refinancing amounts discussed above, during the first nine months of 2003, the Company repaid a net $24.5 million of long-term debt and capital lease obligations. Operating cash flows funded the repayment of the debt prior to and subsequent to the refinancing.

Long-term debt and capital leases are summarized as follows: (in millions):

Sept. 19, 2003
Term loan (4.44%; due June 10, 2010)	$232.0
Revolving credit facility (4.5%; due June 10, 2008)	—
Capital lease obligations	0.1

Total	232.1
Less current portion	—

Long-term portion	$232.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Contractual maturities of long-term debt (including capital lease obligations) subsequent to September 19, 2003 are as follows (in millions):

Remaining in 2003	$—
2004	2.1
2005	22.5
2006	25.0
2007	25.0
2008	25.0
2009	25.0
2010	107.5

Total	$232.1

NOTE 6. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the nine-month periods ended September 19, 2003 and September 20, 2002, respectively.

	Nine Months Ended
	Sept. 19, 2003	Sept. 20, 2002
Common Stock Options

Granted
@ $13.74 per share	111,000	—
@ $15.00 per share	—	415,800
@ $15.78 per share	149,500	—
@ $19.65 per share	11,500	—

Subtotal	272,000	415,800

Exercised
@ $5.00 per share	119,170	2,666
@ $10.00 per share	17,100	—
@ $12.50 per share	164,400	—
@ $15.00 per share	7,000	—
		—

Subtotal	307,670	2,666

Canceled or Expired
@ $5.00 per share	14,000	239,666
@ $10.00 per share	—	30,000
@ $12.50 per share	46,400	46,000
@ $15.00 per share	75,000	12,000

Subtotal	135,400	327,666

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

Two subsidiaries of Pacer Logistics, Interstate Consolidation, Inc. and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies allegedly wrongfully deducted from truck drivers’ earnings. The defendants entered into a Judge Pro Tempore Submission Agreement dated as of October 9, 1998, pursuant to which the plaintiffs and defendants have waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. On August 11, 2000, the Court issued its Statement of Decision, in which Interstate Consolidation, Inc. and Intermodal Container Service, Inc. prevailed on all issues except one. The only adverse ruling was a Court finding that Interstate failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998 Interstate’s retention on its liability policy was $250,000. The court has ordered that restitution of $488,978 be paid for this omission. The Court entered judgment on the August 11, 2000 decision on January 23, 2002. Plaintiffs’ counsel has appealed all issues except the independent contractor status of the drivers, and the Company is appealing the restitution issue. Based upon information presently available and in light of legal and other defenses and insurance coverage, management does not expect these legal proceedings, claims and assessments, individually or in the aggregate, to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

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

International revenues generated by the Company’s retail segment for the first nine months of 2003 were $71.7 million in Europe and $6.2 million in Canada. The Company’s wholesale segment generated $29.1 million in revenues for the first nine months of 2003 from Mexico.

International revenues generated by the Company’s retail segment for the first nine months of 2002 were $67.0 million in Europe and $8.8 million in Canada. The Company’s wholesale segment generated $34.6 million in revenues for the first nine months of 2002 from Mexico.

For the nine month periods ended September 19, 2003 and September 20, 2002, the Company had no customers that contributed more than 10% of the Company’s total gross revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three and nine months ended September 19, 2003 and September 20, 2002 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended September 19, 2003
Gross revenues	$201.9	$233.3	$(22.9)	$412.3
Net revenues	55.4	35.1	—	90.5
Income from operations	18.4	4.5	(3.6)	19.3
Loss on extinguishment of debt	—	—	10.7	10.7
Depreciation	0.8	1.1	—	1.9
Capital expenditures	0.4	0.5	—	0.9
Total assets	$394.8	$227.4	$(11.5)	$610.7

3 Months ended September 20, 2002
Gross revenues	$188.9	$229.4	$(26.8)	$391.5
Net revenues	52.8	34.9	—	87.7
Income from operations	16.2	7.9	(3.6)	20.5
Depreciation and amortization	1.1	1.4	—	2.5
Capital expenditures	2.0	0.9	—	2.9
Total assets	$453.6	$198.6	$(47.1)	$605.1

9 Months ended September 19, 2003
Gross revenues	$616.2	$670.9	$(74.9)	$1,212.2
Net revenues	169.6	105.3	—	274.9
Income from operations	52.7	14.5	(9.7)	57.5
Loss on extinguishment of debt	—	—	12.1	12.1
Depreciation	2.6	3.4	—	6.0
Capital expenditures	0.5	2.1	—	2.6
Total assets	$394.8	$227.4	$(11.5)	$610.7

9 Months ended September 20, 2002
Gross revenues	$589.2	$663.7	$(77.9)	$1,175.0
Net revenues	156.6	98.7	—	255.3
Income from operations	40.7	19.3	(6.0)	54.0
Loss on extinguishment of debt	—	—	0.8	0.8
Depreciation and amortization	3.5	4.0	—	7.5
Capital expenditures	5.0	2.4	—	7.4
Total assets	$453.6	$198.6	$(47.1)	$605.1

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, debt extinguishment costs and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $22.9 million and $74.9 million for the three and nine month periods ending September 19, 2003, respectively and were $26.8 million and $77.9 million for the three and nine month periods ending September 20, 2002, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 19, 2003	Sept. 20, 2002	Sept. 19, 2003	Sept. 20, 2002
Numerator:
Net income – basic	$4.9	$8.2	$19.9	$17.0

Denominator:
Denominator for earnings per share-basic-Common shares outstanding	37,089,963	36,811,848	36,949,319	28,268,475
Effect of dilutive securities:
Stock options	1,090,705	877,984	927,630	870,316
Exchangeable preferred stock of subsidiary	—	—	—	2,783,014

Denominator for earnings per share-diluted	38,180,668	37,689,832	37,876,949	31,921,805

Earnings per share-basic	$0.13	$0.22	$0.54	$0.60

Earnings per share-diluted	$0.13	$0.22	$0.53	$0.53

All outstanding options during the third quarter of 2003 were included in the computation of diluted earnings per share for the third quarter of 2003 because the average market price of the common shares was greater than the options’ exercise price. Options to purchase 11,500 shares of common stock at $19.65 per share were outstanding during the first nine months of 2003 but were not included in the computation of diluted earnings per share for the nine months ended September 19, 2003 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 415,800 shares of common stock at $15.00 per share were outstanding during the third quarter of 2002 but were not included in the computation of diluted earnings per share for the three and nine months ended September 20, 2002 because the options’ exercise price was greater than the average market price of the common shares.

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

Three Months Ended September 19, 2003 Compared to Three Months Ended September 20, 2002

The following table sets forth our historical financial data for the three months ended September 19, 2003 and September 20, 2002 (in millions).

	2003	2002	Change	% Change

Gross revenues
Wholesale	$201.9	$188.9	$13.0	6.9%
Retail	233.3	229.4	3.9	1.7
Inter-segment elimination	(22.9)	(26.8)	3.9	(14.6)

Total	412.3	391.5	20.8	5.3
Cost of purchased transportation and services
Wholesale	146.5	136.1	10.4	7.6
Retail	198.2	194.5	3.7	1.9
Inter-segment elimination	(22.9)	(26.8)	3.9	(14.6)

Total	321.8	303.8	18.0	5.9
Net revenues
Wholesale	55.4	52.8	2.6	4.9
Retail	35.1	34.9	0.2	0.6

Total	90.5	87.7	2.8	3.2
Direct operating expenses
Wholesale	24.5	24.7	(0.2)	(0.8)
Retail	—	—	—	—

Total	24.5	24.7	(0.2)	(0.8)
Selling, general & administrative expenses
Wholesale	11.7	10.8	0.9	8.3
Retail	29.5	25.6	3.9	15.2
Corporate	3.6	3.6	—	—

Total	44.8	40.0	4.8	12.0
Depreciation and amortization
Wholesale	0.8	1.1	(0.3)	(27.3)
Retail	1.1	1.4	(0.3)	(21.4)

Total	1.9	2.5	(0.6)	(24.0)
Income from operations
Wholesale	18.4	16.2	2.2	13.6
Retail	4.5	7.9	(3.4)	(43.0)
Corporate	(3.6)	(3.6)	—	—

Total	19.3	20.5	(1.2)	(5.9)

Interest expense	3.1	6.7	(3.6)	(53.7)
Loss on extinguishment of debt	10.7	—	10.7	n.m.
Income taxes	0.6	5.6	(5.0)	(89.3)
Net income	$4.9	$8.2	$(3.3)	(40.2)%

Overview. As a result of continued strength in our wholesale operations, we were able to increase gross revenues and net revenues for the third quarter of 2003 compared to the 2002 quarter. This growth was dampened somewhat by the effects of hurricane Isabel and the East Coast blackout on East Coast rail service. This growth was also offset by reduced business in our retail rail and truck operations resulting in a 5.9% decline in income from operations for the 2003 quarter compared to 2002. The 2003 quarter included costs associated with the redemption of our $150 million senior subordinated notes, and for the secondary offering of common stock by certain stockholders. As a result of these activities, our pre-tax financial results were reduced by $11.0 million. Excluding these costs, our adjusted net income and adjusted diluted earnings per share would have been $11.5 million and $0.30 per share, respectively. We believe that presentation of results of operations adjusted for these items provides useful supplemental information that is important to a proper understanding of the operating results of the Company’s core businesses and allows investors to more easily compare operating results from period to period. See the reconciliation of adjusted results to actual results for the three months ended September 19, 2003 below.

Gross Revenues. Gross revenues increased $20.8 million, or 5.3%, for the three months ended September 19, 2003 compared to the three months ended September 20, 2002. Gross revenues in our retail segment increased $3.9 million reflecting increased local cartage business due to additional trucking locations since the 2002 quarter, increased international relief operations, warehousing business and a new supply chain services customer added since the 2002 quarter. This was partially offset by reduced shipments in our rail brokerage, truck brokerage, and flatbed and specialized heavy-haul trucking operations. While we experienced volume and revenue increases from many of our rail brokerage customers, these increases were offset due to the curtailment by the federal government of its policy of allowing AMTRAK trains to handle a given amount of freight traffic, which resulted in reduced shipments from one large customer.

Wholesale segment gross revenues increased $13.0 million reflecting increases in wholesale automotive and third-party domestic operations partially offset by a decrease in wholesale international operations. The wholesale automotive operations increase in freight revenues was due to strong volumes associated with new business that began in October 2002. Automotive volumes increased 29.7% for the 2003 quarter compared to the 2002 quarter. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies. Domestic containers handled increased 7.5% over the third quarter of 2002. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low-margin shipments from an international shipping customer during the first quarter of 2003. International container volumes were 10.9% below the third quarter of 2002. Contributing to the overall increase in wholesale segment gross revenues were higher repositioning revenue associated with higher domestic volumes and a 2.9% to 3.5% fuel surcharge in effect during the 2003 quarter compared to a 1.6% to 2.3% fuel surcharge in effect during the 2002 quarter.

Our retail segment usage of our wholesale segment for rail transportation decreased by $3.9 million, or 14.6%, in the 2003 quarter compared to the 2002 quarter reflecting reduced rail brokerage shipments. Cross-selling activities within the retail segment increased by $2.5 million, or 37.9%, in the 2003 quarter compared to the 2002 quarter.

Net Revenues. Net revenues increased $2.8 million, or 3.2%, for the 2003 quarter compared to the 2002 quarter. The retail segment’s net revenues increased $0.2 million reflecting the increased business in local cartage, international relief, warehouse and supply chain operations noted above offset by reduced business in our rail and truck operations. Our flatbed and heavy-haul trucking operations’ net revenues also decreased as compared to the 2002 quarter due to a higher number of lower-margin shipments during the 2003 quarter. In addition, our retail segment results were adversely impacted by a true-up of reserves associated with prior year adjustments. Overall, the retail segment gross margin decreased to 15.0% during the 2003 quarter compared to 15.2% during the 2002 quarter due to higher purchased transportation costs partially offset by improved yield management, a higher fuel surcharge in effect during the 2003 quarter, and changes in business mix.

The wholesale segment net revenues increased $2.6 million for the 2003 quarter compared to the 2002 quarter reflecting the increase in volume. The overall gross margin decreased to 27.4% in the 2003 quarter from 27.9% in the 2002 quarter, and the gross margin on freight transportation alone, excluding the ancillary revenues of container and chassis per diem and rail car revenue, decreased to 22.6% in the 2003 quarter compared to 23.0% in the 2002 quarter. Both of these decreases were due to lower revenue per shipment on automotive business reflecting a change in mix to shorter haul, lower margin per load northbound traffic. These decreases were partially offset by the higher fuel surcharge and reduced low-margin international shipping volumes.

Direct Operating Expenses. Direct operating expenses, which are only incurred by the wholesale segment, decreased $0.2 million, or 0.8%, in the 2003 quarter compared to the 2002 quarter due to lower chassis lease costs resulting from the December 2002 elimination of the chassis sublet from APL Limited. Partially offsetting these reduced costs were increased railcar maintenance costs as the railcars acquired in 2001 enter a normal repair cycle.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.8 million, or 12.0%, in the 2003 quarter compared to the 2002 quarter primarily as the result of increased compensation expense associated with an overall average increase of 43 people employed during the 2003 quarter compared to the

2002 quarter and an increase in accruals for insurance costs compared to the 2002 quarter. The headcount increase was associated with a new customer in our supply chain services division as well as the additional local trucking locations added since the 2002 quarter. Corporate costs, while remaining flat period-to-period, included an additional $0.3 million accrual for secondary stock offering costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.6 million, or 24.0%, for the 2003 quarter compared to the 2002 quarter due to property retirements in both the wholesale and retail segments and property becoming fully depreciated.

Income From Operations. Income from operations decreased $1.2 million, or 5.9%, from $20.5 million in the 2002 quarter to $19.3 million in the 2003 quarter. Retail segment income from operations decreased $3.4 million reflecting increased labor costs associated with a higher employment level, start-up costs in the growing cartage operations, the true-up of reserves mentioned above and increases in accruals for insurance costs during the 2003 quarter. Wholesale segment income from operations increased $2.2 million due primarily to the strength in wholesale third-party domestic and automotive operations.

Interest Expense. Interest expense decreased by $3.6 million, or 53.7%, for the 2003 quarter compared to the 2002 quarter due to a lower level of outstanding debt during the period and to lower interest rates in the current period. At September 19, 2003 total long-term debt was $232.1 million, $30.1 million less than the balance of $262.2 million at September 20, 2002.

Loss on Extinguishment of Debt. On July 10, 2003, we completed our debt refinancing with the redemption of the $150 million 11.75% senior subordinated notes with funds provided by a new senior credit facility (see discussion under “Liquidity and Capital Resources,” below). Charges totaling $10.7 million were incurred during the 2003 quarter related to this redemption including an $8.8 million redemption premium and $1.9 million for the write-off of loan fees on the notes.

Income Tax Expense. Income tax expense decreased $5.0 million in the 2003 quarter compared to the 2002 quarter due to lower pre-tax income in the 2003 quarter and to a $1.2 million tax expense reduction associated with costs incurred in our IPO in June 2002. The effective tax rate was 10.9% during the 2003 quarter compared to 40.6% for the 2002 quarter.

Net Income. Net income decreased by $3.3 million from $8.2 million in the 2002 quarter to $4.9 million in the 2003 quarter due primarily to costs associated with the redemption of the senior subordinated notes and secondary offering transactions. Excluding these costs, adjusted net income would have been $11.5 million. See the reconciliation of adjusted results to actual results for the three months ended September 19, 2003 below.

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Three Months Ended September 19, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	GAAP Results	Adjustments		Adjusted Results
Income from operations	$19.3	$0.3	1/	$19.6
Interest expense	3.1	—		3.1
Loss on extinguishment of debt	10.7	(10.7	) 2/	—

Income before income taxes	5.5	11.0		16.5
Income taxes	0.6	4.4	3/	5.0

Net income	4.9	6.6		11.5

Diluted earnings per share	$0.13	$0.17		$0.30

Weighted average shares outstanding.	38,180,668	38,180,668		38,180,668

1/	Accrued fees and expenses associated with the secondary offering of common stock to be paid by by the Company.

2/	Fees and expenses related to our long-term debt refinancing:

A)	$8.8 million premium on redemption of senior subordinated notes.

B)	$1.9 million for the write-off of existing loan fees.

3/	Income taxes at 40.0%.

Nine Months Ended September 19, 2003 Compared to Nine Months Ended September 20, 2002

The following table sets forth our historical financial data for the nine months ended September 19, 2003 and September 20, 2002 (in millions).

	2003	2002	Change	% Change
Gross revenues
Wholesale	$616.2	$589.2	$27.0	4.6%
Retail	670.9	663.7	7.2	1.1
Inter-segment elimination	(74.9)	(77.9)	3.0	(3.9)

Total	1,212.2	1,175.0	37.2	3.2
Cost of purchased transportation and services
Wholesale	446.6	432.6	14.0	3.2
Retail	565.6	565.0	0.6	0.1
Inter-segment elimination	(74.9)	(77.9)	3.0	(3.9)

Total	937.3	919.7	17.6	1.9
Net revenues
Wholesale	169.6	156.6	13.0	8.3
Retail	105.3	98.7	6.6	6.7

Total	274.9	255.3	19.6	7.7
Direct operating expenses
Wholesale	79.1	78.0	1.1	1.4
Retail	—	—	—	—

Total	79.1	78.0	1.1	1.4
Selling, general & administrative expenses
Wholesale	35.2	34.4	0.8	2.3
Retail	87.4	75.4	12.0	15.9
Corporate	9.7	6.0	3.7	61.7

Total	132.3	115.8	16.5	14.2
Depreciation and amortization
Wholesale	2.6	3.5	(0.9)	(25.7)
Retail	3.4	4.0	(0.6)	(15.0)

Total	6.0	7.5	(1.5)	(20.0)
Income from operations
Wholesale	52.7	40.7	12.0	29.5
Retail	14.5	19.3	(4.8)	(24.9)
Corporate	(9.7)	(6.0)	(3.7)	61.7

Total	57.5	54.0	3.5	6.5

Interest expense	14.9	24.8	(9.9)	(39.9)
Loss on extinguishment of debt	12.1	0.8	11.3	n.m.
Income taxes	10.6	11.4	(0.8)	(7.0)
Net income	$19.9	$17.0	$2.9	17.1%

Overview. As a result of strength in our core intermodal operations, our operating results for the first nine months of 2003 improved over the first nine months of 2002. We were able to increase gross revenues, net revenues, income from operations and net income for the 2003 period compared to the 2002 period. This growth was dampened somewhat by the effects of hurricane Isabel and the East Coast blackout on East Coast rail service. The 2003 period included costs associated with the refinancing of our term loan and revolving credit facility, the redemption of our $150 million senior subordinated notes and the secondary offering of common stock for certain stockholders. As a result of these activities, our pre-tax financial results were reduced by $13.3 million. Excluding these costs, our adjusted net income and adjusted diluted earnings per share would have been $27.9 million and $0.74 per share, respectively. We believe that presentation of results of operations adjusted for these items provides useful supplemental information that is important to a proper understanding of the operating results of the Company’s core businesses and allows investors to more easily compare operating results from period to period. See the reconciliation of adjusted results to actual results for the nine months ended September 19, 2003 below.

Gross Revenues. Gross revenues increased $37.2 million, or 3.2%, for the nine months ended September 19, 2003 compared to the nine months ended September 20, 2002. Gross revenues in our retail segment increased $7.2 million reflecting increased local cartage business due to additional trucking locations since the 2002 period, increased international relief operations, warehousing business and a new supply chain services customer added since the 2002 period. This was partially offset by reduced shipments in our rail brokerage, truck brokerage, and flatbed and specialized heavy-haul trucking operations. While we experienced volume and revenue increases from many of our rail brokerage customers, these increases were offset due to the curtailment by the federal government of its policy of allowing AMTRAK trains to handle a given amount of freight traffic, which resulted in reduced shipments from one large customer.

Wholesale segment gross revenues increased $27.0 million reflecting increases in wholesale automotive and third-party domestic operations partially offset by a decrease in wholesale international operations. The wholesale automotive operations increase in freight revenues was due to strong volumes associated with new business that began in October 2002. Automotive volumes increased 24.8% for the 2003 period compared to the 2002 period. The increase in the wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies. Domestic containers handled increased 7.9% over the 2002 period. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low-margin shipments from an international shipping customer during the first quarter of 2003. International container volumes were 30.4% below the 2002 period. Contributing to the overall increase in wholesale segment gross revenues were higher repositioning revenue associated with higher domestic volumes and a 2.9% to 5.5% fuel surcharge in effect during the 2003 period compared to a 1.5% to 3.1% fuel surcharge that went into effect during the second quarter of 2002.

Our retail segment usage of our wholesale segment for rail transportation decreased by $3.0 million, or 3.9%, in the 2003 period compared to the 2002 period. Cross-selling activities within the retail segment increased by $9.2 million, or 58.9%, in the 2003 period compared to the 2002 period.

Net Revenues. Net revenues increased $19.6 million, or 7.7%, for the 2003 period compared to the 2002 period. The retail segment’s net revenues increased $6.6 million due to the increased business in all retail lines of business except our flatbed and heavy-haul trucking and truck brokerage operations. Our flatbed and heavy-haul trucking operations’ net revenues decreased as compared to the 2002 period due to a higher number of lower-margin shipments during the 2003 period. Partially offsetting the retail segment increase was a true-up of reserves associated with prior year adjustments. The retail segment overall gross margin increased to 15.7% during the 2003 period compared to 14.9% during the 2002 period due to improved yield management, a higher fuel surcharge in effect during the 2003 period, and changes in business mix.

The wholesale segment net revenues increased $13.0 million for the 2003 period compared to the 2002 period and the gross margin increased to 27.5% in the 2003 period from 26.6% in the 2002 period. The gross margin on freight transportation alone, excluding the ancillary revenues of container and chassis per diem and railcar revenue, increased to 22.7% in the 2003 period compared to 21.6% in the 2002 period. These increases were due to improved yield management, the higher fuel surcharge and reduced low-margin international shipping volumes.

Direct Operating Expenses. Direct operating expenses, which are only incurred by the wholesale segment, increased $1.1 million, or 1.4%, in the 2003 period compared to the 2002 period due to increased costs related to railcar maintenance as railcars acquired in 2001 enter a normal repair cycle coupled with increased container off-hire costs associated with returning older containers. Partially offsetting these increased costs were lower chassis lease costs resulting from the December 2002 elimination of the chassis sublet from APL Limited.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.5 million, or 14.2%, in the 2003 period compared to the 2002 period primarily as the result of increased compensation expense associated with an overall average increase of 63 people employed during the 2003 period compared to the 2002 period and an increase in accruals for insurance costs compared to the 2002 period. The headcount increase was associated with the new customer in our supply chain services division as well as the additional local trucking and warehouse locations added since the 2002 period. Corporate costs also increased in the 2003 period due to a $1.2 million accrual for secondary stock offering costs in the 2003 period and a legal settlement that reduced costs in the 2002 period.

Depreciation and Amortization. Depreciation and amortization expenses decreased $1.5 million, or 20.0%, for the 2003 period compared to the 2002 period associated with property retirements in both the wholesale and retail segments and property becoming fully depreciated.

Income From Operations. Income from operations increased $3.5 million, or 6.5%, from $54.0 million in the 2002 period to $57.5 million in the 2003 period. The increase in operating profit is a result of the increase in net revenues and gross margin percentages described above. Wholesale segment income from operations increased $12.0 million, or 29.5%, due primarily to the strength in wholesale third-party domestic and automotive operations. Retail segment income from operations decreased $4.8 million reflecting increased labor costs associated with a higher employment level, start-up costs in the growing cartage operations and increases in accruals for insurance costs during the 2003 period, partially offset by strength in our intermodal marketing operations. Income from operations decreased $3.7 million due to increased corporate costs for insurance, the $1.2 million accrued for the secondary offering of common stock and a legal settlement that reduced costs in the 2002 period.

Interest Expense. Interest expense decreased by $9.9 million, or 39.9%, for the 2003 period compared to the 2002 period due to a lower level of outstanding debt during the period and to lower interest rates in the current period. In June 2002, we completed our IPO and repaid $125.9 million of our variable interest rate bank debt. At September 19, 2003 total long-term debt was $232.1 million, $30.1 million less than the balance of $262.2 million at September 20, 2002.

Loss on Extinguishment of Debt. On June 10, 2003, we completed the refinancing of our existing term loan and revolving credit facility, and on July 10, 2003 we completed the redemption of our $150 million 11.75% senior subordinated notes, all with funds provided by a new senior credit facility (see discussion under “Liquidity and Capital Resources” below). Charges totaling $12.1 million were incurred during the 2003 period related to the refinancing and note redemption including an $8.8 million note redemption premium, $3.1 million for the write-off of loan fees on the prior term loan, revolving credit facility and notes, and $0.2 million for breakage and commitment fees. During the 2002 quarter, we wrote-off $0.8 million of loan fees related to the repayment of debt associated with the IPO.

Income Tax Expense. Income tax expense decreased $0.8 million in the 2003 period compared to the 2002 period due to a $1.2 million tax expense reduction associated with costs incurred in our IPO in June 2002 partially offset by higher pre-tax income in the 2003 period. The effective tax rate was 34.8% during the 2003 period compared to 40.1% for the 2002 period.

Net Income. Net income increased $2.9 million, or 17.1%, from $17.0 million in the 2002 period to $19.9 million in the 2003 period due primarily to increased income from operations and lower interest expense partially offset by increased costs associated with the debt refinancing and secondary offering transactions. Excluding the costs associated with the debt refinancing and secondary offering transactions, adjusted net income would have been $27.9 million. See the reconciliation of adjusted results to actual results for the nine months ended September 19, 2003 below.

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Nine Months Ended September 19, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	GAAP Results	Adjustments		Adjusted Results
Income from operations	$57.5	$1.2	1/	$58.7
Interest expense	14.9	—		14.9
Loss on extinguishment of debt	12.1	(12.1	) 2/	—

Income before income taxes	30.5	13.3		43.8
Income taxes	10.6	5.3	3/	15.9

Net income	19.9	8.0		27.9

Diluted earnings per share	$0.53	$0.21		$0.74

Weighted average shares outstanding .	37,876,949	37,876,949		37,876,949

1/	Accrued fees and expenses associated with the secondary offering of common stock to be paid by the Company.

2/	Fees and expenses related to our long-term debt refinancing:

A)	$3.1 million for the write-off of existing loan fees.

B)	$0.2 million for loan breakage and commitment fees.

C)	$8.8 million premium on redemption of senior subordinated notes.

3/	Income taxes at 40.0%.

Liquidity and Capital Resources

Cash generated by operating activities was $46.9 million and $28.3 million for the first nine months of 2003 and 2002, respectively. The increased cash from operations was due to improved operating results for the 2003 period coupled with improved cash from working capital sources and reduced interest costs associated with the redemption of the $150 million 11.75% senior subordinated notes in July 2003. In addition, we made merger and severance payments of $0.6 million and $2.1 million during the 2003 and 2002 periods, respectively. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We had working capital of $58.6 million and $35.2 million at September 19, 2003 and September 20, 2002, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments, consisting of long-term debt, capital lease and non-cancelable operating lease requirements as of September 19, 2003.

Debt and Lease Obligation Payment Requirements

($ in millions)

	Total	Remaining in 2003	Fiscal Year 2004	Fiscal Year 2005	Fiscal Years 2006 –2007	Thereafter
Long-term debt	$232.0	$—	$2.0	$22.5	$50.0	$157.5
Operating leases	323.5	13.7	48.5	41.8	63.7	155.8
Capital leases	0.1	—	0.1	—	—	—

Total	$555.6	$13.7	$50.6	$64.3	$113.7	$313.3

Our total long-term debt was originally incurred to finance our May 1999 recapitalization, the acquisition of Pacer Logistics and four acquisitions made in 2000. We did not make any acquisitions in 2001, 2002 or in the first nine months of 2003. Proceeds from our IPO in June 2002 repaid $125.9 million of that debt. On June 10, 2003, we entered into a new senior secured credit facility (the “Senior Secured Credit Facility”) to refinance outstanding indebtedness under our prior credit facility and to redeem the entire principal amount of our $150 million 11.75% senior subordinated notes. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $44.3 million in the first nine months of 2003, $46.0 million in the first nine months of 2002 and $61.9 million in the full year 2002.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the Senior Secured Credit Facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard.

Cash flows used in investing activities were $2.4 million and $6.5 million for the first nine months of 2003 and 2002, respectively. The use of cash in the 2003 period included $0.7 million for trailers at the truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. Capital expenditures during the 2002 period were for the planned conversion from APL Limited’s computer systems, which are currently being provided to us under a long-term agreement for an annual fee of $10.0 million, to a stand-alone capability for our wholesale segment and the expansion of our retail segment computer system to handle all of our retail operations requirements.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At September 19, 2003, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. Since we were unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002, we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against us for failing to continue to make progress payments following the developer’s breach of the contract. We have denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding commenced by us, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. The assignee has not yet confirmed what course of action it will take with respect to the arbitration proceeding. The arbitration has been extended pending the assignee’s determination of its course of action. As a result, we are unable to assess the likely outcome of the arbitration but intend vigorously to pursue our claims, including our right to receive all software developed under the contract, and to defend ourselves from the developer’s counterclaims, if necessary. We will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

We believe that it is probable that software being developed for internal use will be completed and placed in service, as we have the ability and intention to complete this software project. However, in the event facts and circumstances change which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, we would evaluate the previously capitalized software for impairment.

Cash flows used in financing activities were $40.0 million and $20.7 million for the first nine months of 2003 and 2002, respectively. On June 10, 2003, we completed the refinancing of the existing term loan and revolving credit facilities, and on July 10, 2003 we redeemed our senior subordinated notes with funds from a new $330.0 million Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a delayed-draw seven-year term loan facility due June 10, 2010 with an original principal amount of $255.0 million and a five-year $75.0 million revolving credit facility due June 10, 2008. On June 10, 2003, we drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility, $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay interest through the redemption date and the $8.8 million redemption premium. In addition to the refinancing amounts discussed above, during the first nine months of 2003, the Company repaid a net $24.5 million of long-term debt and capital lease obligations.

The Senior Secured Credit Facility bears interest at a base rate plus a 2.25 percent per annum margin or at a Eurodollar rate plus a 3.25 percent per annum margin, at our option. The base rate is the higher of the prime lending rate of the administrative agent or ½ of 1 percent in excess of the overnight federal funds rate. The Senior Secured Credit Facility is guaranteed by all of our direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by us. The Senior Secured Credit Facility contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At September 19, 2003, we were in compliance with these covenants. At September 19, 2003, we had $65.2 million available under the $75.0 million revolving credit facility, net of $9.8 million of outstanding letters of credit.

Members and a former member of management exercised options to purchase 307,670 shares of our common stock during the first nine months of 2003 for total proceeds of $2.9 million. The proceeds were used for general corporate purposes.

On July 23, 2003, we completed an underwritten secondary offering of 7,285,508 shares of our common stock on behalf of certain selling stockholders. There were no new shares issued and we received no proceeds from the offering. Accrued fees and expenses related to the offering to be paid by us were $1.2 million.

During the 2002 period, we repaid $1.2 million of term loans, $8.4 million of the revolving credit facility and $0.2 million of capital lease obligations. On June 18, 2002, we completed the IPO of 16,100,000 shares of common stock at $15.00 per share, including 6,850,000 shares sold by selling stockholders. Total proceeds on the 9,250,000 shares sold by us were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million in underwriting discounts, commissions and related fees. We repaid $63.5 million of outstanding term loans and $62.4 million of our revolving credit facility with the proceeds of the offering.

Prior to the consummation of the IPO, we issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics 7.5% exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics 7.5% exchangeable preferred stock.

We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the first nine months of 2002 was approximately 1.9%. There was no statement of operations impact related to the expiration of the swaps on October 11, 2002. There were no swaps outstanding as of September 19, 2003.

During the first nine months of 2003, we returned 842 primarily 48-foot chassis for remanufacture into 53-foot chassis, and have received 1,365 53-foot chassis under operating lease. In addition, 787 40-foot chassis were added under operating lease to replace chassis previously sublet from APL Limited. We have returned 547 48-foot containers and 258 53-foot containers under operating leases during the period. We have received 2,078 of the 3,000 53-foot containers on order for delivery in 2003, all under operating lease.

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

Other Matters

See Note 1 to the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for a discussion on recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 19, 2003. For qualifying hedges, the interest differential of swaps is included in interest expense.

Based upon the average variable interest rate debt outstanding during the first nine months of 2003, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $1.7 million on an annual basis. For the first nine months of 2002, a 1% change would have affected our 2002 pre-tax earnings by approximately $1.8 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Internal Controls. As of September 19, 2003, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act and that portion of our “internal controls” over financial reporting that is included within our disclosure controls and procedures. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls over financial reporting as of September 19, 2003, based on the controls evaluation.

CEO and CFO Certifications. We have filed as Exhibits 31.1 and 31.2 to this report a form of “Certification” by the CEO and the CFO which is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the report which you are currently reading provides the information about the controls evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the third fiscal quarter, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved and that our internal controls and procedures over financial reporting are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to the Notes to Condensed Consolidated Financial Statements, which is hereby incorporated by reference into Part II of this report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

(b)	During the three months ended September 19, 2003, one Current Report on Form 8-K was furnished or filed by the Company:

(1)	The Company furnished a Current Report on Form 8-K dated August 5, 2003, announcing earnings for the fiscal quarter ended June 27, 2003 and attaching a press release related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: October 31, 2003	By:	/s/ D.C. ORRIS

Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2003	By:	/s/ L.C. YARBERRY

Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.