Form 10-K
period 2003-12-26
PACER INTERNATIONAL INC
filed 2004-03-10
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2003

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

Common Stock (Par Value $0.01 per share)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $517,671,840 at June 27, 2003 (using the Nasdaq National Market closing price).

On March 1, 2004 the Registrant had 37,247,803 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders has been incorporated by reference into Part III of this Form 10-K. See pages 54 to 58 for the exhibit index.

General Information

In this annual report, “our company,” “Pacer International,” “we,” “us” and “our” refer to Pacer International, Inc. and its consolidated subsidiaries, and “Pacer Logistics” refers to our former subsidiary Pacer Logistics, Inc., which merged into Pacer International, Inc. on May 31, 2003. References to our wholesale operations include our stacktrain operations and our local cartage operations, and references to our retail operations include our intermodal marketing, truck brokerage, truck services, international freight forwarding, supply chain management services and warehousing and distribution services.

This annual report may contain market data related to the transportation and logistics industries and their segments, including the third-party logistics market, and estimates regarding their size and growth. This market data has been included in reports published by organizations such as Standard & Poor’s, Cass Information Systems, the American Trucking Association, the Association of American Railroads and Armstrong & Associates. Except as otherwise noted, statements as to our size and position relative to our competitors are based on revenues.

We file our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual report to shareholders and annual Proxy Statement with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.pacer-international.com, as soon as reasonably practical after we electronically file such material with the SEC. Information contained on our website is not part of this report or of any registration statement that incorporates this report by reference.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this annual report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this annual report are discussed under “Risks Related to our Business” and elsewhere in this annual report and include:

•	general economic and business conditions;

•	industry trends;

•	increases in our leverage;

•	changes in our business strategy, development plans or cost savings plans;

•	our ability to integrate acquired businesses;

•	the loss of one or more of our major customers;

•	competition;

•	availability of qualified personnel; and

•	changes in, or the failure to comply with, government regulations.

Except as otherwise required by federal securities laws, the company does not undertake any obligation to update such forward-looking statements whether as a result of new information, future events or otherwise. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this annual report.

Part I.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

We are a leading non-asset based North American logistics provider. Within North America, we are one of the largest truck brokers, and we are one of the largest intermodal marketing companies, which facilitate the movement of freight by trailer or container using two or more modes of transportation. We focus our business on our core intermodal product, with intermodal sales representing approximately 79% of our total revenues. We believe that our competitive advantages include: the ability to pass volume rate savings and economies of scale to our customers; a significant opportunity to cross-sell services to existing customers; the flexibility to tailor services to our customers’ needs in rapidly changing freight markets; and the ability to provide more reliable and consistent services. Using our proprietary information systems, we provide logistics services to numerous Fortune 500 and multi-national companies, including C.H. Robinson, Ford Motor Company, General Electric, Heinz, Sony, Union Pacific, Wal-Mart Stores and Whirlpool, which together represented approximately 28% of our 2003 gross revenues, as well as numerous middle-market companies. We utilize a non-asset based strategy in which we seek to limit our investment in equipment and facilities and reduce working capital requirements through arrangements with transportation carriers and equipment providers. This strategy provides us with access to freight terminals and facilities and control over transportation-related equipment without owning assets.

We believe our non-asset based strategy results in reduced working capital requirements, as compared to those of asset-based transportation providers. In our wholesale segment, our contractual arrangements with our underlying rail carriers and local trucking or drayage companies do not require us to pay for rail or truck transportation services that are not needed to service our customers’ shipping needs. In our retail segment, our contractual arrangements with rail and truck carriers and equipment providers also do not require us to purchase or pay for carrier services or for equipment usage or availability that are not required to service our customers’ shipping needs. We believe that this is customary in the non-asset based intermodal marketing and rail and truck brokerage industries in which our retail segment competes. Also, our trucking services divisions utilize independent owner/operators, who own and operate their equipment, to provide truck transportation for our customers, and our agreements with these owner/operators do not require us to pay for truck services or for equipment usage or availability that are not actually used to transport our customers’ goods. We believe that our non-asset based competitors in the trucking services sector utilize a similar structure.

In June 2002, we completed our initial public offering of common stock, using the proceeds of the offering to significantly reduce our long-term debt. During June and July 2003, we completed the refinancing of our credit facilities including the early redemption of the $150 million 11.75% senior subordinated notes, and in November 2003, we completed the repricing of our senior credit facility.

Our Service Offerings

We provide our logistics services from two operating segments, our wholesale segment which provides services principally to transportation intermediaries and international shipping companies and our retail segment which provides services principally to end-user customers. These segments have separate management teams and offer different but related products and services (see Note 10 to the Consolidated Financial Statements for the financial results by segment). We believe that the combination of our wholesale and retail products and our ability to provide our customers with a comprehensive portfolio of services presents opportunities for enhanced growth and operational synergies. For example, revenues generated by our wholesale segment and originated by our retail segment were approximately $127 million, $128 million and $103 million in 2003, 2002 and 2001, respectively.

Wholesale Services

Intermodal Services

Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which nearly always include a rail and truck segment. Our use of the stacktrain method, consisting of the movement of cargo containers stacked two high on special railcars, significantly improves the efficiency of our service by increasing capacity at low incremental cost without sacrificing quality of service. We are the largest non-railroad provider of intermodal rail service in North America. We sell intermodal service primarily to intermodal marketing companies, large automotive intermediaries, international shipping companies as well as to our own internal intermodal marketing company. We compete primarily with rail carriers offering intermodal service and indirectly with over-the-road full truckload carriers.

Through long-term contracts and other operating arrangements with railroads, including Union Pacific and CSX, and other operating arrangements with other railroads, including Canadian National Railroad and two railroads in Mexico, we have access to a 50,000-mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. These contracts provide for, among other things, competitive rates, minimum service standards, capacity assurances, priority handling and the utilization of nationwide terminal facilities.

We maintain an extensive fleet of doublestack railcars, containers and chassis, substantially all of which are leased. As of December 26, 2003, our equipment consisted of 1,850 doublestack railcars, 23,511 containers and 24,279 chassis, which are steel frames with rubber tires used to transport containers over the highway. We provide APL Limited and other shipping companies with equipment repositioning services from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other customers, we receive compensation from the shipping companies for our repositioning service and from the other customers for shipment of their freight. In 2003, 2002 and 2001, we filled 92,356, 76,104 and 81,376 repositioned containers, respectively, with freight for shipment via our rail network on behalf of our domestic customers.

The size of our leased and owned equipment fleet, the frequent departures available to us through our rail contracts and the scope of the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements which we believe gives us an advantage in attaining the responsiveness and reliability required by our customers at a competitive price. In addition, our access to information technology enables us to continuously track cargo containers, chassis and railcars throughout our transportation network. Through our equipment fleet and arrangements with rail carriers, we can control the transportation equipment used in our wholesale operations and are able to employ full-time personnel on-site at the terminals, which allows us to ensure close coordination of the services provided at these facilities.

Local Trucking

Our local trucking operations are largely provided in and around major U.S. cities including Los Angeles, Long Beach, San Diego, Lathrop, Oakland, Sacramento and City of Industry (California), Houston and Dallas (Texas), Jacksonville (Florida), Chicago (Illinois), Columbus (Ohio), Memphis (Tennessee), Kansas City (Kansas), Charleston (South Carolina), Seattle (Washington), Portland (Oregon) and Atlanta, Savannah and Dalton (Georgia). We contract with independent trucking contractors and maintain interchange agreements with many major steamship lines, railroads and stacktrain operators. This network allows us to supply the local transportation requirements of shippers, ocean carriers and freight forwarders across the country.

Retail Services

Intermodal Marketing

We arrange for and optimize the movement of our customers’ freight in containers and trailers throughout North America utilizing truck and rail transportation. We arrange for a full container or trailer load shipment to be picked up at origin by truck and transported to a site for loading onto a train. The shipment is then transported via railroad (using either our wholesale services or rail carriers directly) to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be transported by truck to the final destination. We provide customized electronic tracking and analysis of charges, and our own negotiated rail, truck and intermodal rates, and we determine the optimal routes. We also track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. We provide the majority of these services both internally through our wholesale service and our truck brokerage and truck services divisions, and externally through third-party rail and truck carriers. Our intermodal marketing operations are based in Los Angeles, Pasadena and Livermore (California), Rutherford (New Jersey), Memphis (Tennessee), Chicago (Illinois), Jacksonville (Florida), Dublin and Dayton (Ohio), and Toronto (Canada). Our experienced transportation personnel are responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

Through our intermodal marketing operations, we assist the railroads and our wholesale operation in balancing freight resulting in improved asset utilization. In addition, we serve our customers by passing on economies of scale that we achieve as a volume buyer from railroads, stacktrain operators, trucking companies and other third party transportation providers, providing access to large equipment pools and streamlining the paperwork and logistics of an intermodal move. We believe that the combination of our wholesale stacktrain and local trucking operations with our intermodal marketing services enables us to provide enhanced service to our customers and provides the opportunity for increased profitability and growth.

Truck Brokerage and Truck Services

Through our truck brokerage division, we arrange the movement of freight in containers or trailers by truck using a nationwide network of over 5,000 independent trucking companies. By utilizing our aggregate volumes to negotiate rates, we are able to provide high quality service at attractive prices. We provide truck brokerage services throughout North America through our customer service centers in Livermore (California), Dallas (Texas), Chicago (Illinois), Phoenix (Arizona), Conyers (Georgia), Rutherford (New Jersey), and Dublin (Ohio). We manage all aspects of these services for our customers, including selecting qualified carriers, negotiating rates, tracking shipments, billing and resolving difficulties.

Our truck services division provides dry van and flatbed and specialized heavy-haul trucking services on behalf of our customers. We provide these trucking services through independent agents and contractors who operate approximately 600 trucks equipped with van, flatbed and heavy-haul trailers.

We believe that our ability to provide a range of trucking services through our retail truck brokerage and truck services divisions and our wholesale local cartage operations provides a competitive advantage as companies increasingly seek to outsource their transportation and logistics needs to companies that can manage multiple transportation requirements.

International Freight Forwarding Services

As an international freight forwarder, we provide freight forwarding services that involve transportation of freight into or out of the United States. As an indirect ocean carrier or non-vessel operating common carrier and a customs broker, we manage international shipping for our customers and provide or connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 1,000 clients internationally through 17 offices and over 100 agents worldwide.

As an indirect ocean carrier or non-vessel operating common carrier, we arrange transportation of our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and provide shipment to the final destination. At the destination port, acting directly or through our agent, we effect delivery of the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers generally require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period; however, the aggregate amount of such damages that we have been required to pay in the past has not been material, and management does not believe that such contract terms will have a material adverse effect in the future.

As a customs broker, we are licensed by the U.S. Customs and Border Protection Service to act on behalf of importers in handling customs formalities and other details critical to the importation of goods. We prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for the payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and assist with qualifying for duty drawback refunds. We provide customs brokerage services in connection with many of the shipments which we handle as an ocean freight forwarder or non-vessel operating common carrier, as well as shipments arranged by other freight forwarders, non-vessel operating common carriers or vessel operating common carriers.

Supply Chain Management

We use the information from our advanced information system to provide consulting and supply chain management services to our customers. These specialized services allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their materials and inventory throughout their supply chains and the distribution of finished goods to the end user. We provide infrastructure and equipment, integrated with our customers’ existing systems, to handle distribution planning, just-in-time delivery and automated ordering. We also manage warehouses, distribution centers and other facilities for select customers and consult on identifying bottlenecks in our customers’ supply chains by analyzing freight patterns and costs, optimizing facility locations, and developing internal policies and procedures. We leverage these capabilities to drive additional volume to our service offerings.

Warehousing and Distribution

We focus on providing customers with an integrated package of warehousing and freight handling services that is customized to fit their specific shipping patterns and inventory needs. Some of the more common freight handling services we provide include the transfer of freight from international containers to rail-based or truck containers (transloading) and repackaging merchandise from various shipments for distribution to multiple customer sites (consolidation/deconsolidation). We provide these services primarily on the West Coast where the majority of United States container freight originates.

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

Our systems also have the capability to analyze each customer’s usage patterns and needs in an effort to resolve performance bottlenecks, determine optimal distribution locations and identify areas for cost savings throughout their supply chain. We can also prepare and distribute customized reports detailing shipping patterns, volumes, reliability, timeliness and overall transportation costs, and can generate management reports to meet federal highway authority requirements and perform accounting and billing functions. Currently, our technological efforts are primarily focused on reducing customer service response time, enhancing the customer service profile database and expanding the number of customers and service providers with which we share data using electronic data interchange applications.

We manage our wholesale services with computer systems that enable continuous tracking of cargo containers, chassis and railcars throughout the intermodal system. These systems also provide us with performance, utilization and profitability indicators for our wholesale business. In addition, for an annual fee of $10.1 million (of which $3.4 million is subject to a 3% compounded annual increase after May 2004), APL Limited, pursuant to a long-term information technology agreement, provides us with the computers, software and other information technology necessary for the operation of and accounting for our wholesale stacktrain business.

Our acquisition of Rail Van, Inc. (“Rail Van”) in December 2000 and its proprietary information technology systems has allowed us to further upgrade our information technology platform by integrating a significant portion of our retail operations onto the Rail Van information technology platform. The Rail Van systems were specifically designed for, and have since been enhanced by, the Company and are not available in the marketplace.

In March 2001, we began efforts to convert from APL Limited’s computer systems to a stand-alone capability based on information technology systems available from an unrelated third party developer. As a result of the developer’s breach of its fixed-price development contract with us, we instituted arbitration during the fourth quarter of 2002 seeking damages for the developer’s failure to complete the contract and other claims. For further discussion of the arbitration, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Customers

We currently provide retail services on a nationwide basis to retailers, manufacturers, and other companies including a number of Fortune 500 and multi-national companies such as C.H. Robinson, Ford Motor Company, General Electric, Heinz, Sony, Union Pacific, Wal-Mart Stores and Whirlpool, which together represented approximately 28% of our 2003 gross revenues, as well as numerous middle market companies. Other important customers include Bechtel, Butler Aviation, Continental Tires North America, Honda, International Paper, Nestle, Owens Corning, Pepsi, and Sysco. We have served many of our customers for over

15 years and believe that the strength of our customer base is attributable to our customer-focused marketing and service philosophy.

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

For the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001, there was no one customer that contributed more than 10% of our total gross revenues.

Sales and Marketing

As of December 26, 2003, our wholesale services were marketed by over 40 sales and customer service representatives. These representatives operate through seven regional and district sales offices and three regional service centers, which are situated in the major shipping locations across North America. The sales representatives are directly responsible for managing the business relationship with channel partners such as intermodal marketing companies, logistics companies and steamship lines as well as supporting joint selling efforts directed at the owner of the freight. In effect, the intermodal marketing company’s sales force becomes our extended channel enabling us to market our wholesale services and directly and indirectly access shippers in major metropolitan areas throughout North America. Wholesale sales efforts support and influence the selling activities to achieve the mutually agreed upon volume and revenue goals of wholesale channel partners and customers. The customer service representatives are responsible for supporting existing customers and sales representatives by providing cargo tracking services, resolving problems, and processing customer inquiries. Our wholesale efforts include a dedicated marketing function that drives our product development, strategic and tactical pricing, yield improvement, branding efforts and marketing communications.

As of December 26, 2003, our retail marketing operations included over 100 direct sales people and agents. All of our sales people are supported by regional sales offices in 17 cities, including Los Angeles and Livermore (California), Chicago (Illinois), Dublin (Ohio), Memphis (Tennessee) and Rutherford (New Jersey). Our salaried sales representatives are deployed in major business centers throughout the country and target mid-size and large customers. Our national network of commissioned sales agents provides additional geographic coverage and contributes additional business that help enable us to achieve volume discounts and balance traffic flows. Both our salaried and commissioned sales forces are compensated by overall net revenue margin contribution to the company and therefore are incentivized to cross-sell additional services to their customers.

In addition to our domestic sales force, we also have an extensive international network of sales and customer service representatives located in 8 offices and 75 agencies in over 70 countries.

Development of Our Company

We commenced operations as an independent, stand-alone company upon our recapitalization in May 1999. From 1984 until our recapitalization, our wholesale business was conducted by various entities owned directly or indirectly by APL Limited.

In May 1999, we were recapitalized through the purchase of shares of our common stock by two affiliates of Apollo Management, and an affiliate of each of Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. from APL Limited and our redemption of a portion of the shares of common stock held by APL Limited. On the date of the recapitalization, we began providing retail and logistics services to customers through our acquisition of Pacer Logistics, which was run by Mr. Orris and several other of our senior executives. In connection with these transactions, our name was changed from APL Land Transport Services, Inc. to Pacer International, Inc.

Pacer Logistics, Inc. was incorporated on March 5, 1997 and was the successor to a company formed in 1974. Between the time of its formation and our acquisition of Pacer Logistics in May 1999, Pacer Logistics acquired and integrated six logistics services companies.

In 2000, we acquired four companies in the retail segment that have complemented our core retail business operations and expanded our geographic reach and service offerings for intermodal marketing, international freight forwarding and other logistics services. In 2001 we integrated our core retail business operations into our Pacer Global Logistics subsidiary.

In June 2002, we completed our initial public offering of common stock, and used the net proceeds to repay a significant amount of our outstanding long-term debt. During June and July 2003, we completed the refinancing of our credit facilities including the early redemption of the $150 million 11.75% senior subordinated notes. In August 2003, we completed an underwritten secondary public offering of common stock on behalf of certain selling stockholders. There were no new shares issued and we received no proceeds from the offering. In November 2003, we completed the repricing of our senior credit facility. On January 7, 2004, we filed with the SEC a “shelf” registration statement providing for the issuance by the Company of up to $150 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by certain selling stockholders of 8,702,893 shares of common stock (23.4% of the total common stock outstanding at December 26, 2003). The SEC declared the registration statement effective on January 21, 2004. There are currently no arrangements in place for the Company to issue any additional securities.

Facilities/Equipment

We lease space in an office building in Concord, California for our wholesale segment and corporate headquarters and an office building in Dublin, Ohio for our retail segment headquarters.

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

Our wholesale equipment fleet consists of a large number of double stack railcars, containers and chassis that are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 77% of our chassis and approximately 89% of our doublestack railcars. More than 50% of our containers and chassis can either be returned or the related lease terminated in less than one year, subject in the case of certain equipment to potentially early return fees based on when such equipment is returned.

In addition, all of our railcar equipment is associated with revenue generating arrangements. Our railcar fleet consists of “free running” railcars operating under the publicly reported mark “BRAN.” These railcars are in general service with railroads throughout North America to haul not only our own intermodal containers but also those of the railroads and their other customers. Under this system, our railcars are freely interchanged from one rail carrier to another throughout the North American rail system. To use our railcars, the rail carrier pays us a fee, known as the car hire rate, which takes into account the miles traveled by a railcar and the car’s time in service with a railroad. The actual rate payable is determined under our bilateral rate agreement with the railroad, or in the case of a railroad with which we have no rate agreement, under our schedule of car hire rates maintained in the Car Hire Accounting Rate Master (CHARM) administered by Railinc in association with the Association of American Railroads. We are solely responsible for the costs of operating our railcars, and do not have any recourse to our customers for the lease or purchase of our railcars.

As of December 26, 2003, our wholesale stacktrain equipment fleet consisted of the following:

	Owned	Leased	Total
Containers
48’ Containers	-	10,601	10,601
53’ Containers	3	12,907	12,910

Total	3	23,508	23,511

Chassis
20’ and 40’ Chassis	8	1,232	1,240
48’ Chassis	5,424	5,028	10,452
53’ Chassis	104	12,483	12,587

Total	5,536	18,743	24,279

Doublestack Railcars	207	1,643	1,850

During 2003, we received 3,530 primarily 53-ft. leased containers and 2,604 primarily leased chassis and returned 1,693 primarily 48-ft leased containers and 1,530 primarily leased chassis. During 2003, five railcars were destroyed. We have on order 4,000 53-ft containers with an option to order an additional 2,000 by April 30, 2004. We anticipate delivery of the initial 4,000 by July 2004. On December 31, 2003 we ordered 1,800 53-ft chassis with options to order an additional 700 chassis before March 31, 2004, and an additional 700 chassis before May 31, 2004. We anticipate delivery of the initial 1,800 chassis during 2004. All ordered containers and chassis will likely be financed through operating leases.

During 2002, we received 1,156 leased containers and 1,770 leased chassis and returned 1,674 primarily 48-ft leased containers and 1,795 leased chassis as part of a program to downsize this type of equipment. Leased railcars remained unchanged in 2002.

We also own a limited amount of equipment to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent trucking companies that own and operate their own equipment. We lease two warehouses in Kansas City (Kansas) and five facilities in Los Angeles (California) for dock space, warehousing and parking for tractors and trailers.

Suppliers

Railroads

We have long-term contracts with our primary rail carriers, Union Pacific and CSX, and other operating arrangements with other railroads, including Canadian National Railroad and two railroads in Mexico, regarding the movement of our stacktrains. These contracts generally provide for access to terminals controlled by the railroads as well as support services related to our wholesale operations. Through these contracts, our wholesale business has established a North American transportation network. Our retail business also maintains contracts with the railroads that govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments. These contracts are typically of short duration, usually twelve-month terms, and subject to renewal or extension. We maintain close working relationships with all of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships. The rail contracts with Union Pacific and CSX represent the substantial majority of our wholesale stacktrain division’s cost of purchased transportation, while business with other railroads, including the Canadian National Railroad and the two

Mexican railroads, represented approximately 7% of our wholesale segment’s cost of purchased transportation in 2003.

Through our contracts with these rail carriers, we have access to a 50,000 mile rail network throughout North America. Our rail contracts generally provide that the rail carriers will perform point to point, commonly referred to as linehaul, and terminal services for us, and typically consist of either long-term agreements or year-to-year agreements. Pursuant to the service provisions, the rail carriers provide transportation of our stacktrains across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts generally establish per container rates for stacktrain shipments made on rail carriers’ transportation networks and typically provide that we are obligated to transport a specified percentage of our total stacktrain shipments with each of the rail carriers. The terms of our rail contracts, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers’ costs to provide rail service. Based upon these provisions, and the volume of freight that we ship with each of the rail carriers, we believe that we enjoy competitive transportation rates for our stacktrain shipments.

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

Agents and independent trucking contractors are compensated on the basis of mileage rates, fixed fees between particular origins and destinations, or a fixed percentage of the revenue generated from the shipments they haul. Under the terms of our typical lease contracts, agents and independent contractors must pay all the expenses of operating their equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance and debt service.

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

Risk Management and Insurance

We typically require all motor carriers to which we tender freight to carry at least $1,000,000 in commercial general liability insurance, $1,000,000 in truckers commercial automobile insurance and $100,000 in cargo insurance. Many carriers provide insurance limits exceeding these minimums. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment. We maintain a broad cargo liability policy to protect us against cargo damage claims that may not be recoverable from the responsible carriers or their insurers and for which we may be held liable.

In our operations as an authorized carrier or warehouseman, we maintain legal liability insurance to protect us against catastrophic claims arising from damage or loss to freight in transit or warehouse storage, or damage to our railcars and intermodal equipment.

Our terms of carriage on international air and ocean shipments limit our liability consistent with industry standards. We offer our freight forwarding customers the option to purchase cargo coverage to insure their shipments.

We also carry commercial automobile liability, commercial general liability and employers liability insurance, designed to protect us from catastrophic loss, and umbrella and excess umbrella liability policies, with a total insurance limit of $50 million. Our self-insured retention (deductible) levels will vary based on claim frequency, severity and timing factors. Our current self-insured level per incident for commercial automobile liability is $1,000,000 until the aggregate value of claim payments per incident, between $500,000 and $1,000,000, equals $1,000,000, at which time our per occurrence deductible reduces to $500,000. Our current self-insured level per incident for commercial general liability is $1,000,000 until the aggregate value of claim payments per incident, between $500,000 and $1,000,000, equals $500,000, at which time the per occurrence deductible reduces to $500,000. Our current workers compensation and employers liability deductible is $350,000 per incident. Our current self-insured retention per incident for freight damage as an authorized carrier or warehouseman is $250,000.

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

Business Cycle

The transportation industry has historically performed cyclically as a result of economic recession, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors, many of which are beyond our control. Because we offer a variety of transportation modes and offer an economic intermodal product, we generally retain shipping volumes and benefit from increased use of our stacktrain services at the expense of long-haul trucking competitors during down business cycles. We also participate during periods of business expansion when speed of service to fill inventories increases in importance.

Competition

The transportation services industry is highly competitive. Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads. Our retail business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, private shipping departments and freight forwarders. We also compete with transportation services companies for the services of independent commission agents, and with trucklines for the services of independent contractors and drivers. Competition in our wholesale and retail business is based primarily on freight rates, quality of service, such as damage free shipments, on-time delivery and consistent transit times, reliable pickup and delivery and scope of operations. In the wholesale business, our major competitors include Burlington Northern Santa Fe, Union Pacific, CSX Intermodal and J.B. Hunt

Transport. Our major competitors in the retail business include C.H. Robinson, Expeditors International, ForwardAir, UTI Worldwide, Exel, Alliance Shippers, the supply chain solutions division of Ryder, Menlo Logistics, EGL, Inc. and Hub Group. We believe that none of these competitors provides as broad a service offering as we do. Some of the competitors in the segments in which we operate, such as C.H. Robinson, Burlington Northern Santa Fe and Union Pacific, have significantly larger operations and revenues than we do.

Employees

As of December 26, 2003, we had a total of 1,668 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

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

Our retail truck brokerage operations are licensed by the U.S. Department of Transportation (“DOT”) as a national freight broker in arranging for the transportation of general commodities by motor vehicle. The DOT prescribes qualifications for acting in our capacity as a national freight broker, including surety bonding requirements. Our truck services and local cartage operations provide motor carrier transportation services that require registration with the DOT and compliance with economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of vehicle registration and licensing requirements. We and the carriers that we rely on in arranging transportation services for our customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with regulations governing licenses in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that these regulations or changes in these regulations will not adversely affect our operations in the future. Violations of these regulations could also subject us to fines or, in the event of serious violations, suspension or revocation of operating authority as well as increased claims liability.

Intermodal operations like ours were exempted from virtually all active regulatory supervision by the U.S. Interstate Commerce Commission, predecessor to the regulatory responsibilities now held by the U.S. Surface Transportation Board. Such exemption is revocable by the Surface Transportation Board, but the standards for revocation of regulatory exemptions issued by the Interstate Commerce Commission or Surface Transportation Board are high.

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

We are also licensed as a customs broker by the U.S. Customs and Border Protection Service of the Department of Treasury in each United States customs district in which we do business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the Customs Service. In other jurisdictions in which we perform customs brokerage services, we are licensed, where necessary, by the appropriate governmental authority. We believe we are in substantial compliance with these requirements.

Legal Contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our statements of operations. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we do not expect this trend to change in the future. We are currently involved in certain legal proceedings as discussed in “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 9 – Commitments and Contingencies” to our consolidated financial statements. Based on currently available information and advice of counsel, we believe that we have meritorious defenses to the claims against us, and that none of these items will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity. However, our present assessment of the claims could change based on new information and future events. In addition, even if successful, our defense against certain actions could be costly and could divert the time and resources of our management and staff.

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above ground tanks for the storage of diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with environmental requirements nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2004. However, there is no guarantee that changes in environmental requirements or liabilities from newly discovered environmental conditions will not have a material effect on our business.

Seasonality

Our revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. In addition, the auto companies that we serve generally shut down their assembly plants for new model re-tooling during the summer months.

Risks Related to Our Common Stock

We have a single stockholder who can substantially influence the outcome of all matters voted upon by our stockholders and prevent actions which a stockholder may otherwise view favorably.

Apollo Management, L.P. (“Apollo Management”) currently beneficially owns approximately 23.4% of our outstanding common stock. As a result, Apollo Management is able to substantially influence all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as acquisitions, the ability to block an unsolicited tender offer and any other matter requiring a supermajority vote of stockholders. This concentration of ownership could delay, defer or prevent a change in control of our company or impede a merger, consolidation, takeover or other business combination that a stockholder may otherwise view favorably. We presently have an effective shelf registration statement permitting Apollo Management to sell our common stock publicly, and Apollo Management’s beneficial ownership would be reduced by any sales under this registration statement.

Because we have various mechanisms in place to discourage takeover attempts, a change in control of our company that a stockholder may consider favorable could be prevented.

Provisions of our charter and bylaws or Tennessee law may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	Authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares in order to thwart a takeover attempt;

•	A classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of the board of directors;

•	Prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	Requiring super-majority voting to effect particular amendments to our restated charter and amended bylaws;

•	Limitations on who may call special meetings of stockholders;

•	Requiring all stockholder actions to be taken at a meeting of the stockholders unless the stockholders unanimously agree to take action by written consent in lieu of a meeting;

•	Establishing advance notice requirements for nominations of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	Prohibiting business combinations with interested stockholders unless particular conditions are met.

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. In addition, the Tennessee Greenmail Act and the Tennessee Control Share Acquisition Act may discourage, delay or prevent a change in control of our company.

Future sales of our common stock in the public market may depress our stock price.

The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market. We have an effective “shelf” registration statement, providing for the issuance by the Company of up to $150 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by Apollo Management of 8,702,893 shares of common stock (23.4% of the total common stock outstanding at December 26, 2003). There are currently no arrangements in place for the Company to issue any additional securities. At December 26, 2003, there were an additional 1,311,870 restricted shares that could be sold in the future without registration under the Securities Act to the extent permitted under Rule 144 under the Securities Act. Of these 1,311,870 restricted or affiliate securities, 889,873 shares are presently eligible for sale under Rule 144 subject to applicable holding period, volume limitations, manner of sale and notice requirements set forth in applicable SEC rules and 421,997 shares of the restricted securities are presently saleable without regard to these restrictions under Rule 144(k).

As of December 26, 2003, we have 3,671,079 shares of common stock reserved for issuance under our stock option plans, of which options to purchase 2,037,618 shares were outstanding as of December 26, 2003.

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

We rely extensively on the services of agents and independent contractors to provide our trucking services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our agents and independent contractors are good, we may not be able to maintain our relationships with them. Contracts with agents and independent contractors are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with which such agent has a direct relationship may also terminate their relationship with us. We may have trouble replacing our agents and independent contractors with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of agents, contractors and drivers from which we draw is limited, and therefore competition from other transportation service companies and trucking companies has the effect of increasing the price we must pay to obtain their services. The industry is currently experiencing a shortage of independent contractors resulting in increased compensation expenses to us and our competitors who also rely on them. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services. If we are unable to attract or retain agents and independent contractors or need to increase the amount paid for their services, our results of operations could be adversely affected and we could experience difficulty increasing our business volume.

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

A decrease in intermodal transportation services resulting from general economic conditions or other factors such as work stoppages or price competition from other modes of transportation service would have an adverse effect on our revenues and operating results. The economic downturn that began in the fourth quarter of 2000 resulted in a significant decrease in aggregate domestic intermodal car volumes based on data compiled by the Association of American Railroads. Although this downturn adversely affected our 2001 operating results and our 2002 gross revenues, it has become less of a concern in 2003 as domestic intermodal volumes have begun to increase.

Our customers who are also competitors could transfer their business to their non-competitors which would decrease our profitability.

As a result of our company operating in two distinct but related intermodal segments, we buy and sell transportation services from and to many companies with which we compete. For example, Hub Group, GST Corp and Alliance Shippers, three of the 10 largest customers of our wholesale operations, who accounted for 22% of the 2003 revenues of our wholesale operations, are also competitors of our retail operations. It is possible that these customers could transfer their business away from us to other companies with which they do not compete. The loss of one or more of these customers could have a material adverse effect on the profitability of our wholesale operations. In addition, rather than outsourcing their transportation logistics requirements to us, some of our customers could decide to provide these services internally which could further adversely affect our business volumes and revenues.

Our revenues could be reduced by the loss of major customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2003, Union Pacific and Ford accounted for approximately 8% and 7%, respectively, of our gross revenues and our 10 largest customers accounted for approximately 46% of our gross revenues. The loss of one or more of our major customers could have a material adverse effect on our revenues, business and prospects.

Work stoppages or other disruptions at seaports could adversely affect our operating results.

A significant portion of the freight moved by us for our customers originates at ports on the West Coast. Freight arriving at West coast ports must be offloaded from ships by longshoremen, none of whom are our employees. On September 29, 2002 (during our fiscal fourth quarter), West Coast ports were shut down as a result of a labor dispute. On October 9, 2002, the ports were reopened as a result of a court order implementing provisions of the Taft-Hartley Act. Third party international loadings and repositioning revenue from our wholesale segment were adversely impacted during the shutdown of the ports. In addition, railcar utilization declined during the shutdown impacting railcar revenues. The shutdown also impacted our local trucking and harbor drayage on the West Coast with lower volumes and our retail segment international freight forwarding operations were impacted due to reduced ship sailings. In January 2003, a new six-year contract was agreed to by the International Longshore and Warehouse Union and the Pacific Maritime Association. However, any additional work stoppage or slowdown or other disruption, such as resulting from an act of terrorism or war, could adversely affect our operating income and cash flows in both our wholesale and retail segments.

Service instability in the railroad industry could increase costs and decrease demand for our intermodal services.

We depend on the major railroads in the United States for substantially all of the intermodal transportation services we provide. In many markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with which we have relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. For example, from 1997 to 1999, service disruptions related to consolidation and restructuring in the railroad industry interrupted intermodal service throughout the United States. Service problems arising from prior mergers in the railroad industry appear to be largely resolved. However, consolidation and restructuring could continue to occur in the railroad industry and it is possible that future service disruptions could result, which would decrease the efficiency of our wholesale business. Although we were not substantially adversely affected by past service disruptions, we could be substantially affected by service disruptions in the future. In addition, because the railroads’ workforce is generally subject to collective bargaining agreements, our business could be adversely affected by labor disputes between the railroads and their union employees. Our business could also be adversely affected by a work stoppage at one or more railroads or by other conditions, such as adverse weather or an act of terrorism or war, that hinder the railroads’ ability to provide transportation services. Such an adverse effect could be material if the work stoppage or other adverse conditions have a material effect on major railroad interchange facilities or areas through which significant amounts of our rail shipments pass, such as the Los Angeles and Chicago gateways. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit. Although the application of rate increases to our wholesale business is limited by our long-term contracts with the railroads, such increases could result in higher costs to our customers and decreased demand for our services.

As we expand our services internationally, we may become subject to international economic and political risks.

A portion of our business is providing services internationally. International revenues accounted for approximately 9% of our gross revenues in 2003 compared to 9% in 2002 and 10% in 2001. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion in foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

We have an extensive relationship with our former parent, APL Limited, and we depend on APL Limited for essential services. Our business and results of operations could be adversely affected if APL Limited failed or refused to provide such services or terminated the relationship.

Pursuant to long-term contracts, APL Limited, the former owner of our wholesale stacktrain services business, supplies us with chassis from its equipment fleet for the transport of international freight on behalf of other international shippers. In addition, we transport APL Limited’s international cargo on our stacktrain network to locations in the United States using the chassis and equipment supplied by APL Limited. The additional wholesale volume attributable to the transport of APL Limited’s international cargo contributes to our ability to obtain favorable provisions in our rail contracts. APL Limited pays us a fee for repositioning its empty containers within North America so that the containers can be reused in trans-Pacific shipping operations. In addition, APL Limited is currently providing us with computers, software and other information technology necessary for the operation of our wholesale stacktrain business. If any of our contracts with APL Limited were terminated or if APL Limited were unwilling or unable to fulfill its obligations to us under the terms of these contracts, our business, results of operations and financial position could be materially adversely affected.

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

We are currently engaged in arbitration with an unrelated third-party developer seeking damages for the developer’s failure to complete a contract to develop a stand-alone information technology system to replace APL Limited’s computer system used by our stacktrain operations. We have capitalized an aggregate of $11.5 million for the acquisition and development of software in connection with this conversion project, including $6.9 million paid to the third party developer involved in the arbitration. While we believe that it is probable that software being developed for internal use will be completed and placed in service, if facts and circumstances change which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, we may need to recognize an impairment of the previously capitalized software.

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

Our retail truck brokerage operation is licensed by the DOT as a broker in arranging for the transportation of general commodities by motor vehicle. The DOT has established requirements for acting in this capacity, including insurance and surety bond requirements. Our truck services and local cartage operations are regulated as motor carriers by the DOT and various state agencies, subjecting these operations to insurance, surety bond, safety and other regulatory requirements. Our international freight forwarding operation is licensed as an ocean transportation intermediary by the U.S. Federal Maritime Commission. The Federal Maritime Commission regulates ocean freight forwarders and non-vessel operating common carriers like us that contract for space with the actual vessel operator and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating and/or terminating in the United States. Non-vessel operating common carriers must publish and maintain tariffs for the movement of specified commodities into and out of the United States. The Federal Maritime Commission may enforce these regulations by instituting proceedings seeking the assessment of penalties for violations of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. Our international freight forwarding operation is also licensed, regulated and subject to periodic audit as a customs broker by the Customs Service of the Department of Treasury in each United States customs district in which we do business. In other jurisdictions in which we perform customs brokerage services, we are licensed, where necessary, by the appropriate governmental authority. Our failure to comply with the laws and regulations of any of these governmental regulators, and any resultant suspension or loss of our licenses, could result in penalties or a cease and desist order against any operations that are not in compliance. Such an occurrence would have an adverse effect on our results of operations, financial condition and liquidity.

We, our suppliers and our customers are subject to changes in government regulation which could result in additional costs and thereby affect our results of operations.

The transportation industry is subject to legislative or regulatory changes that can affect its economics. Although we primarily operate in the intermodal segment of the transportation industry, which has been essentially deregulated, changes in the levels of regulatory activity in the intermodal segment could potentially affect us and our suppliers and customers. Our trucking operations and those of the trucking companies and independent contractors we engage are subject to regulation by the DOT and various state and local agencies, which govern such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. On January 4, 2004, revised DOT hours of service regulations became effective. These revised regulations could reduce the potential or practical amount of time that drivers can spend driving, if shippers are unwilling to assist in managing the drivers’ non-driving activities, such as loading, unloading, and waiting. They may also affect the ability to make timely deliveries. If these changes increase the amounts charged by the trucking companies and independent contractors we engage to provide transportation to our customers and we cannot pass the additional costs through to our customers, our operating results could be adversely affected. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or require the outlay of significant additional costs. Additional expenditures incurred by us, or by our suppliers, who would pass the costs onto us through higher prices, would adversely affect our results of operation. In addition, we have a substantial number of wholesale customers who provide ocean carriage of intermodal shipments. These wholesale customers as well as our international freight forwarding operations are subject to regulation by the Federal Maritime Commission, U.S. Customs and by other international, foreign, federal and state authorities. Regulatory changes in the ocean shipping or international freight forwarding industries could affect our freight forwarding operations or have a material impact on the competitiveness and/or efficiency of operations of our various ocean carrier customers, which could adversely affect our business.

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

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 26, 2003, our long-term debt was $214.1 million. We have the ability to incur new debt, subject to limitations in our credit agreement.

Our level of indebtedness could have important consequences to us, including the following:

•	Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	We will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future;

•	Payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations;

•	We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	Our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy generally;

•	Our debt level reduces our flexibility in responding to changing business and economic conditions; and

•	All of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations.

We may not have sufficient cash to service our indebtedness.

Our ability to service our indebtedness will depend upon, among other things:

•	Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control; and

•	The future availability of borrowings under our new credit facility or any successor facility, the availability of which may depend on, among other things, our complying with certain covenants.

If our operating results and borrowings under our new credit facility are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Our senior credit agreement contains operating and financial restrictions which may restrict our business and financing activities.

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities. In addition, our credit agreement restricts our ability to:

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

From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the trucking industry are employees, rather than independent contractors. In the future these authorities could be successful in asserting this position, or the interpretations and tax laws that consider these persons independent contractors could change. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, worker’s compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. Our business model relies on the fact that our independent contractors are not deemed to be our employees, and exposure to any of the above increased costs would impair our competitiveness in the industry.

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

We have acquired a number of businesses in the past and, although we are not presently considering any significant acquisitions, we may consider acquiring businesses in the future that provide complementary services to those we currently provide or expand our geographic presence. We cannot predict whether we will be able to identify suitable acquisition candidates or be able to acquire them on reasonable terms or at all, and a failure to do so could limit our ability to expand our business. While we believe that we have sufficient financial and management resources and experience to successfully conduct our acquisition activities and integrate the acquired businesses into our operations, our acquisition activities involve more difficult integration issues than those of many other companies because the value of the companies we acquire comes mostly from their business relationships, rather than their assets. The integration of business relationships poses more of a risk than the integration of tangible assets because relationships may suddenly weaken or terminate. Further, logistics businesses we have acquired and may acquire in the future compete with many customers of our wholesale operations, and these customers may shift their business elsewhere if they believe our retail operations receive favorable treatment from our wholesale operations. If we are unable to successfully integrate business that we have acquired in the past or any business that we may acquire in the future, we could experience difficulties with customers, personnel or others, and our acquisitions might not enhance our competitive position, business or financial prospects.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various legal proceedings, claims and assessments arising in the normal course of its business activities. However, management believes none of these items will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

Two subsidiaries of our company engaged in the local cartage and harbor drayage operations, Interstate Consolidation, Inc., which was subsequently merged into Pacer Cartage, Inc., and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies (including insurance premium costs) allegedly wrongfully deducted from truck drivers’ earnings. The plaintiffs and defendants entered into a Judge Pro Tempore Submission Agreement on October 9, 1998, pursuant to which they waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. On August 11, 2000, the trial court issued its Statement of Decision, in which the former subsidiaries prevailed on all issues except one. The only adverse ruling was the trial court’s finding that the former subsidiaries failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998 the former subsidiaries’ retention on their liability policy was $250,000. The trial court ordered that restitution of $488,978 be paid for this omission. On January 23, 2002, the trial court entered judgment on its decision. Plaintiffs’ counsel then appealed all issues except the independent contractor status of the drivers, and we appealed the disclosure and restitution issue. Appellate arguments were heard in November 2003. On December 12, 2003, the appellate court issued its decision, affirming the trial court’s decision on all issues except one. The appellate court reversed the trial court’s decision that the owner-operators could be charged for the worker compensation insurance coverage that they elected to obtain through our subsidiaries and remanded this issue to the trial court for a determination of whether this provision of the owner-operator agreement violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. We are seeking review at the California Supreme Court of this workers compensation related issue. The plaintiffs are seeking Supreme Court review of only one issue which the trial court and appellate court decided in our favor, namely that our subsidiaries’ providing insurance for their independent contractor owner-operators does not constitute engaging in the insurance business without a license under California law. Based upon information presently available and in light of legal and other defenses, management does not expect these legal proceedings to have a material adverse impact on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name	Age	Position with Pacer International

Donald C. Orris	62	Chairman, President and Chief Executive Officer
Michael E. Uremovich	60	Vice Chairman
Lawrence C. Yarberry	61	Executive Vice President and Chief Financial Officer
Michael F. Killea	42	Executive Vice President and General Counsel
C. William Smith	57	Executive Vice President, Human Resources
Alex M. Munn	55	Executive Vice President and Chief Information Officer
Charles T. Shurstad	57	Executive Vice President, and President, Pacer Stacktrain – Wholesale Segment
Charles E. Hoffman	61	Executive Vice President and President, Highway Services – Retail Segment
Jeffrey R. Brashares	51	Executive Vice President, and President, Rail/Intermodal Services – Retail Segment
Gerry Angeli	57	Executive Vice President, and President, Pacer Transport – Retail Segment
Brian C. Kane	48	Vice President, Corporate Controller

Donald C. Orris has served as our Chairman, President and Chief Executive Officer since May 1999. Mr. Orris serves as Chief Executive Officer pursuant to the terms of a shareholder agreement. From Pacer Logistics’ inception in March 1997 until May 1999, Mr. Orris served as Chairman, President and Chief Executive Officer of Pacer Logistics. From March 1997 until May 1998, Mr. Orris served as President and Chief Executive Officer of an affiliate of Pacer Logistics. He also has served as Chairman of Pacer Logistics’ other subsidiaries since their formation or acquisition by Pacer Logistics. Mr. Orris is also a director of Quality Distribution, Inc., a provider of bulk transportation services.

Michael E. Uremovich has served as Vice Chairman of our company since October 2003. Mr. Uremovich served as a consultant to the company from 1998 until October 2003. From 1991 until 1995, Mr. Uremovich was the Vice President of Marketing for the Southern Pacific Railroad. Prior to Southern Pacific Railroad, Mr. Uremovich held a variety of positions at American President Companies, including Vice President of Marketing and Logistics Services.

Lawrence C. Yarberry has served as an Executive Vice President and the Chief Financial Officer of our company since May 1999. Mr. Yarberry served as Executive Vice President, Chief Financial Officer and Treasurer of Pacer Logistics from May 1998 until May 1999. Mr. Yarberry served as a consultant to Pacer Logistics from February 1998 until April 1998. From April 1990 until December 1997, Mr. Yarberry served as a Vice President of Finance of Southern Pacific Transportation Company and was Vice President of Finance and Chief Financial Officer of Southern Pacific Rail Corporation.

Michael F. Killea has served as Executive Vice President and General Counsel of our company since August 2001. From October 1999 through July 2001, he was a partner at the law firm of Holland & Knight LLP in New York City and Jacksonville, Florida, and from September 1987 through September 1999, he was a partner and an associate at the law firm of O’Sullivan LLP (now O’Melveny & Myers, LLP) in New York City.

C. William Smith has served as Executive Vice President, Human Resources of our company since August 2002. Mr. Smith also served as Executive Vice President and Chief Operating Officer for Pacer Global Logistics from December 2000 to August 2002. Prior to joining Pacer, Mr. Smith was Vice President and Chief Operating Officer for Rail Van from February 1992 until its sale to Pacer in December 2000.

Alex M. Munn has served as Executive Vice President and Chief Information Officer of our company since August 2002. Mr. Munn joined the company in May 2002 as the Chief Information Officer of Pacer Global Logistics. Prior to joining our company, Mr. Munn was the Vice President of Business Systems for the Coca-Cola Company’s North American Division since 1996.

Charles T. Shurstad has served as President of Pacer Stacktrain since January 2002. Prior to joining our company, Mr. Shurstad was the President of The Belt Railway Company of Chicago from 1998. From 1997 to 1998, Mr. Shurstad was the Chief Operating Officer of the Malayan Railway and from 1995 to 1997 he was the President of the Terminal Railroad of St. Louis.

Charles E. Hoffman has served as Executive Vice President of Pacer Global Logistics and President of its Highway Services division since May 2003. From February 2002 to May 2003, Mr. Hoffman was Director of Automotive Business Development with UPS. Mr. Hoffman also served as Vice President of Fritz Surface Transportation from June 2000 to February 2002, as Managing Director of Ryder Carrier Management Europe from 1996 to 2000; and as Chief Operating Officer of Logicorp, a non-asset based third-party logistics firm from 1989 to 1995.

Jeffrey R. Brashares has served as President of Transportation Services of the retail segment of our company since December 2000. Prior to joining our company, Mr. Brashares was an owner and served as President of Rail Van since 1984. Rail Van became a subsidiary and part of our retail segment in December 2000. Mr. Brashares joined Rail Van as Regional Sales Manager in 1976.

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

Brian C. Kane has served as Vice President and Corporate Controller of our company since November 2003. Mr. Kane served as Vice President and Controller of Pacer Stacktrain from May 1999 until November 2003 and prior to that as Director of Financial Reporting from May 1998 until May 1999. Prior to joining our company, Mr. Kane was Vice President Finance for the Shell Martinez Refining Company from November 1996 until May 1998 and Controller for Southern Pacific Transportation Company from April 1990 until November 1996.

Part II.

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

	Common Stock
	High	Low
2003
1st quarter	$14.75	$11.70
2nd quarter	$20.35	$12.30
3rd quarter	$22.10	$17.37
4th quarter	$23.21	$19.42

2002
2nd quarter	$17.29	$14.95
3rd quarter	$17.40	$10.63
4th quarter	$13.92	$9.11

As of March 1, 2004, there were approximately 53 record holders of our common stock.

Dividend Policy

The Company has not declared cash dividends on its common stock for the periods presented above and has no present intention of doing so. We currently intend to retain our future earnings, if any, to repay debt or to finance the further expansion and continued growth of our business. In addition, our ability to pay cash dividends is currently restricted under the terms of our credit agreement. Future dividends, if any, will be determined by our board of directors.

Equity Compensation Plan Information

Information concerning our equity compensation plan is shown under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for the Company as discussed below. The selected historical information at December 26, 2003 and December 27, 2002 and for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001 have been derived from, and should be read in conjunction with, our audited financial statements and related notes appearing elsewhere in this annual report. The selected historical information at December 28, 2001, December 29, 2000 and December 31, 1999, and for the fiscal years ended December 29, 2000 and December 31, 1999 have been derived from our audited financial statements which are not included in this annual report.

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

	Fiscal Year Ended
	Dec. 26, 2003	Dec. 27, 2002 1/	Dec. 28, 2001	Dec. 29, 2000 2/	Dec. 31, 1999 3/
	(in millions, except share and per share amounts)
Statement of Operations Data:

Gross revenues	$1,668.6	$1,608.2	$1,670.9	$1,281.3	$927.7
Cost of purchased transportation and services	1,293.7	1,257.0	1,337.8	1,003.2	733.7
Net revenues	374.9	351.2	333.1	278.1	194.0
Direct operating expenses	106.9	106.7	101.7	90.4	76.8
Selling, general and administrative expenses	180.9	160.3	157.7	105.0	60.6
Depreciation and amortization	7.9	10.1	18.3	11.6	8.6
Merger and severance	-	-	0.4	7.7	-
Other	-	-	4.0	-	-
Income from operations	79.2	74.1	51.0	63.4	48.0
Net income	31.3	24.8	7.0	14.8	16.6
Net income per share: 4/
Basic	$0.85	$0.81	$0.31	$0.68	$0.39
Diluted	$0.82	$0.74	$0.27	$0.60	$0.34
Weighted average common shares outstanding:
Basic	37,003,785	30,575,940	22,996,462	21,941,540	20,880,000
Diluted	37,988,697	33,373,752	28,287,952	27,586,726	27,039,870

Balance Sheet Data (at period end):

Total assets	$594.5	$618.4	$632.9	$658.4	$455.0
Total debt including capital leases	214.1	256.6	397.9	405.4	284.4
Minority interest – Exchangeable preferred stock of subsidiary	-	-	25.7	25.0	23.4
Total stockholders’ equity (deficit)	216.1	180.7	3.0	(2.9)	(31.7)
Working capital	58.7	36.5	20.1	12.6	(3.7)

Cash Flow Data:

Net cash provided by operating activities	$60.2	$29.1	$21.5	$1.2	$20.8
Net cash used in investing activities	(3.2)	(7.8)	(14.4)	(130.7)	(74.0)
Net cash (used in) provided by financing activities	(57.7)	(20.9)	(7.4)	117.3	65.4

Other Financial Data:

Capital expenditures	$3.4	$8.7	$14.6	$5.5	$2.0

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

3/ Includes the results of Pacer Logistics since acquisition by us on May 28, 1999. In connection with our recapitalization and acquisition of Pacer Logistics, Inc. in 1999, APL Land Transport Services, Inc. was renamed Pacer International. Pacer Logistics was merged into the company in May 2003.

4/ Net income of $8.5 million for the period from January 1, 1999 through May 28, 1999 has been excluded as prior to the recapitalization and acquisition of Pacer Logistics on May 28, 1999, our stacktrain operations were a division of APL Limited and did not have common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We are a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the wholesale segment and the retail segment (see Note 10 to the consolidated financial statements for segment information). Our wholesale segment provides intermodal rail transportation and local trucking services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. Our retail segment provides truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

Executive Summary

Our results for 2003 improved over 2002 and 2001, primarily as a result of strength in our wholesale segment operations. Over the last three years we have been able to increase net revenues, income from operations, net income, earnings per share and operating cash flows each year as shown in the table below. In addition, since December 29, 2000, we have reduced our long-term debt by $191.3 million to a total of $214.1 million at December 26, 2003. In June 2002 we completed our IPO, and in June and July 2003 we refinanced our debt and redeemed the $150.0 million 11.75% senior subordinated notes, reducing our interest expense dramatically. In November 2003 we completed the repricing of our senior credit facility that will further reduce our interest expense in 2004 and beyond. We plan to continue to repay debt with our operating cash flows.

	2003	2002	2001
	(in millions, except per share amounts)
Net revenues	$374.9	$351.2	$333.1
Income from operations .	79.2	74.1	51.0
Net income	31.3	24.8	7.0
Diluted EPS	$0.82	$0.74	$0.27
Operating cash flow	60.2	29.1	21.5

For 2003, our wholesale stacktrain operations continue to be the strength of the company, contributing $78.3 million of income from operations for the year. That strength came from wholesale automotive volumes, up 20.1% in 2003 compared to 2002, and third-party domestic volumes, up 10.3% in 2003 compared to 2002. Our cartage operations were able to increase revenues by $15.0 million in 2003 compared to 2002 due primarily to new trucking locations in 2003, but were not able to bring that improvement to income from operations due primarily to start-up costs related to the new locations and a vehicle accident during the year and the related insurance costs. While we experienced volume increases from many of our rail brokerage customers, these increases were offset due to the curtailment by the federal government of its policy of allowing AMTRAK trains to handle a given amount of freight traffic, which resulted in reduced shipments from one large customer in particular. This accounted for a $20 million reduction in revenue for 2003 compared to 2002. Our truck brokerage operations also experienced increased shipments from many customers, but not of a sufficient amount to equal or exceed the increased fourth quarter 2002 shipments due to the West Coast port strike in October 2002. This accounted for approximately $8 million of reduced revenues for our truck brokerage unit compared to 2002.

On January 4, 2004 the U.S. Department of Transportation implemented new hours of service rules that limit the amount of time truck drivers can spend driving before a rest is required. The new rules allow long haul truck drivers to drive 11 hours after 10 consecutive hours off duty. Similarly, truckers may not drive after being on duty for 60 hours in a seven-consecutive-day period or 70 hours in an eight-consecutive-day period. The previous rules allowed 10 hours driving within a 15-hour on-duty period and required only eight hours of off-duty time. These new rules are expected to increase our costs of purchased transportation in the future. We are currently evaluating the impact this will have on our operations.

In 2004, we plan to continue our focused sales and marketing programs aimed at expanding our customer base and range of products. We have a formal management process and measures to increase the utilization of our internal trucking and wholesale businesses across all of our divisions. We believe that our retail segment holds the most promise for future growth for our company with the wide variety of retail service offerings available. In total, we have approximately 50 key objectives underway throughout the company to continue to drive operational efficiencies and improve income from operations and operating cashflows.

Overall gross margins in 2004 are expected to remain flat at approximately 22%. The gross margin for our stacktrain operations is expected to decline slightly due to the projected higher percentage increase in the lower margin wholesale international business. Our retail segment gross margin is expected to increase due to margin improvement initiatives and business mix.

Our base line capital budget in 2004 is approximately $3.0 million and includes a new cartage operating system to enhance labor efficiencies and cost savings efforts and support our long-term growth strategy.

Actual results may differ materially from the estimates, expectations and projections described above. Some of the factors that could affect these estimates and expectations are described above under the caption “Risks Related to Our Business” and “Special Note Regarding Forward-Looking Statements.”

Key Objectives

In addition to the traditional financial measures for managing our operations, we also use a key objective management process designed to improve execution of objectives deemed to be substantive to our financial results. These key objectives are aimed at focusing management attention at specific problem areas or opportunities for improvement. Each defined objective, along with the activity on that objective for the month, problems encountered during the month, and future action steps to be taken, are reviewed by top management on a monthly basis.

For 2003, we managed a total of 35 key objectives covering both operating segments and have planned approximately 50 key objectives for 2004. The 2003 key objectives included cartage conversion, equipment utilization, maintenance and repair cost per load and supply chain services conversion. The cartage conversion objective relates to maximizing the use of our own cartage operations for the container pick-up activities at the front-end and container delivery activities at the tail end of our rail brokerage shipments. Currently, where we have both rail brokerage and cartage terminals, approximately 35% of the rail brokerage business is picked-up or delivered by our cartage operations. The remaining 65% of our rail brokerage business is using cartage operators not affiliated with Pacer. This represents an opportunity to increase our cartage business in the future.

Container utilization, or loads per container per month, is another key objective for our wholesale segment. This objective is designed to maximize use of our containers in revenue service, thereby increasing operating income on the same number of containers. Actions taken include identifying the minimum number of containers needed at a given location to support expected levels of business and moving excess containers to deficit locations as quickly as possible, either through special pricing incentives or empty repositioning. Average container utilization as measured by loads per container per period increased by almost 10% in 2003 as compared to 2002.

Maintenance and repair cost per load is another key objective for our wholesale segment. This objective is designed to minimize the number of containers that are out of service at the most effective cost. Actions in this key objective include minimizing the number of repairs that occur while the container is being drayed by establishing pre-inspections prior to a load leaving the rail terminal. Other actions include establishing tire banks at high use ramps and container yards to eliminate vendor markup. Overall, maintenance cost per load improved by approximately 16% in 2003 as compared to 2002.

Our supply chain services division of our retail segment manages the transportation functions of its customers. Depending on the needs of the customer, rail or truck brokerage or cartage operations may be required to move a customer’s freight to its destination. To the extent that the supply chain services division can utilize our own rail and truck brokerage and cartage operations, our overall profitability will be improved. For 2003, this division was able to increase retail segment revenues by approximately $1 million per month compared to operations in 2002.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Recognition of Revenue

We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with our customers and have bills of lading specifying shipment details including the rates charged for our services. Our stacktrain operation recognizes revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our stacktrain operation offers volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. During 2003, our total volume discounts were $18.5 million. Our wholesale cartage operations and our retail segment recognize revenue after services have been completed. The following table illustrates volume discounts as a percentage of wholesale segment gross revenues for 2003, 2002 and 2001 (in millions, except percents):

	2003	2002	2001

Wholesale segment gross revenues	$923.1	$854.1	$858.0
Total volume discounts	18.5	18.0	15.7
Volume discounts as a percentage of wholesale segment gross revenues	2.0%	2.1%	1.8%

Based on our results for the fiscal year ended December 26, 2003, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in gross revenues of approximately $2.0 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our financial results and is not intended to provide a range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2003 Estimate	+25 Basis Points

Total volume discounts	$16.2	$18.5	$20.8
Income from operations	81.5	79.2	76.9
Net income	32.7	31.3	29.8
Diluted earnings per share	$0.86	$0.82	$0.78

•	Recognition of Cost of Purchased Transportation and Services

Both our wholesale and retail segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. In addition, our retail segment earns discounts to the cost of purchased transportation and services that are primarily based on the annual volume of loads transported over major railroads. We estimate our annual volume throughout the year and record a reduction to cost of purchased transportation accordingly. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required. Total discounts earned for 2003 were $11.5 million. The following table illustrates volume discounts earned as a percentage of retail segment cost of purchased transportation and services for 2003, 2002 and 2001 (in millions, except percents):

	2003	2002	2001

Retail segment cost of purchased transportation and services	$751.2	$759.0	$784.4
Total volume discounts earned	11.5	11.1	5.5
Volume discounts as a percentage of retail segment cost of purchased transportation and services	1.5%	1.5%	0.7%

Based on our results for the fiscal year ended December 26, 2003, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.5 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our financial results and is not intended to provide a range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2003 Estimate	+25 Basis Points

Total volume discounts earned	$9.4	$11.5	$13.1
Income from operations	77.1	79.2	80.8
Net income	29.9	31.3	32.3
Diluted earnings per share	$0.79	$0.82	$0.85

•	Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The following table illustrates the allowance for doubtful accounts as a percentage of net revenues for 2003, 2002 and 2001 (in millions, except percents):

	2003	2002	2001

Net revenues	$374.9	$351.2	$333.1
Allowance for doubtful accounts	4.2	5.7	7.0
Allowance for doubtful accounts as a percentage of net revenues	1.1%	1.6%	2.1%

Historically, our actual losses have been consistent with these allowances. However, unexpected or significant future changes in trends could result in a material impact to future results of operations. Based on our results for the fiscal year ended December 26, 2003, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.0 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our financial results and is not intended to provide a range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2003 Estimate	+25 Basis Points

Allowance for doubtful accounts	$3.2	$4.2	$5.1
Income from operations	80.2	79.2	78.3
Net income	31.9	31.3	30.7
Diluted earnings per share	$0.84	$0.82	$0.81

•	Deferred Tax Assets

At December 26, 2003, we have recorded net deferred tax assets of $27.8 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $76.8 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our Statement of Operations.

•	Goodwill

At December 26, 2003, we had recorded $288.3 million of net goodwill. The carrying amount of goodwill at December 26, 2003 assigned to our wholesale and retail segments was $67.6 million and $220.7 million, respectively. During 2003, our local cartage operations were moved to the wholesale segment. As a result, $44.3 million of related net goodwill was reclassified. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001 and ceased to amortize goodwill on that date. Goodwill and other intangible assets are subject to periodic tests, at least annually, for impairment and recognition of impairment losses in the future could be required based on the methodology for measuring impairments described below. SFAS 142 requires a two-step method for determining goodwill impairments where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. We determine the fair value of the reporting units using a market valuation method based on us and our public peers. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

We have completed our annual goodwill impairment tests at December 26, 2003 and no impairment existed. It is possible, however, that future evaluations of goodwill, which are to be completed at least annually, could require an impairment charge.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide information about the Company’s EBITDA or other financial information determined by methods other than in accordance with GAAP. EBITDA represents income before income taxes, interest expense, depreciation and amortization. EBITDA is presented because it is commonly used by investors to analyze and compare operating performance. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company’s profitability.

Other non-GAAP financial measures may exclude the costs of our debt refinancing, senior subordinated note redemption and secondary offering in 2003, the costs of our IPO in 2002 or other costs. Management uses these non-GAAP measures in its analysis of the company’s performance. Management believes that presentations of financial measures excluding the impact of these items provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors to more easily compare operating results from period to period.

Background

The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our historical financial results, including these revenue and expense items, discussed under the caption “Results of Operation”.

Gross Revenues

The wholesale segment’s gross revenues from intermodal operations are generated through rates and other fees charged to customers for the transportation of freight utilizing the rail transportation services that we purchase from rail carriers under our long-term and other operating agreements with North American railroads. The growth of these revenues is primarily driven by increases in volume of freight shipped, as overall rates have historically remained relatively constant. The average rate is impacted by product mix, rail routes utilized, fuel surcharge and market conditions. Also included in gross revenues are railcar rental income, container per diem and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound loads. Gross revenues are reported net of volume rebates provided to customers. Growth in the wholesale segment’s gross revenues from local cartage operations, which primarily support our stacktrain operations and intermodal marketing services through the use of independent owner-operators, is driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer.

The retail segment’s gross revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services. Overall growth in gross revenues for the retail segment is driven by expanding our service offerings and marketing our broad array of transportation services to our existing customer base and to new customers. Growth in gross revenues from truck brokerage is driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Growth in gross revenues from truck services operations which primarily provide specialized transportation services to customers through independent contractors and owner-operators, is driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Intermodal marketing involves arranging the movement of freight in containers and trailers utilizing truck and rail transportation. Increases in gross revenues from intermodal marketing are generated primarily from increased volumes, as rates are dependent upon product mix and route, which tend to remain relatively constant as customers’ shipments tend to remain in similar routes. Increases in gross revenues for warehousing and distribution, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by shipping lines on the West Coast who are increasingly using third-party containers, rather than their own, to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. Revenues for supply chain management services are recognized on a net basis and increases are driven by increased outsourcing. We also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers’ freight to and from a foreign country. Increases in gross revenues for international freight forwarding are driven by the globalization of trade.

Cost of Purchased Transportation and Services/Net Revenues

The wholesale segment’s net revenues are the gross revenues earned from transportation rates and other fees charged to customers less the costs of purchased transportation and related services that we purchase for our own account and utilize to move freight for our customers. The cost of purchased transportation and related services consists primarily of the amounts charged to us by railroads and local trucking companies under our contracts with these carriers. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped.

The retail segment’s net revenues consist of the gross revenues earned from its third-party transportation services, less the cost of purchased transportation and related services. Net revenues are driven by the mix of services provided with net revenues as a percentage of gross revenues varying significantly based on this mix. The cost of purchased transportation and related services consists of amounts paid to third parties under our contracts with them to provide such services, such as railroads, independent contractor truck drivers, freight terminal operators and dock workers. Third-party rail costs are charged through contracts with the railroads and are dependent upon product mix and traffic lanes. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee.

Direct Operating Expenses

Direct operating expenses are both fixed and variable expenses directly relating to our stacktrain operations and consist of equipment lease expense, equipment maintenance and repair costs, fixed terminal and cargo handling expenses and other direct variable expenses. Our fleet of leased equipment is financed through a variety of short- and long-term leases. Increases to our equipment fleet will primarily be through additional leases as the growth of our business dictates. Equipment maintenance and repair costs consist of the costs related to the upkeep of the equipment fleet, which can be considered semi-variable in nature, as a certain amount relates to the annual preventative maintenance costs in addition to amounts driven by fleet usage. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged to us by terminal operators and is expected to remain relatively fixed.

Selling, General and Administrative Expenses

The wholesale segment’s selling, general and administrative expenses consist of costs of customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses and professional fees and includes the $10.1 million annual fee currently paid to APL Limited for information technology services under a long-term agreement (of which $3.4 million is subject to a 3% compounded annual increase after May 2004).

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

Results of Operations

Historical amounts in the tables below have been reclassified to conform to the 2003 presentation. This includes the reclassification of our local cartage operations from our retail segment to our wholesale segment and the reclassification of direct costs in our supply chain services division to selling, general and administrative expenses. These reclassifications had no affect on our consolidated results of operations.

Fiscal Year Ended December 26, 2003 Compared to Fiscal Year Ended December 27, 2002

The following table sets forth our historical financial data for the fiscal years ended December 26, 2003 and December 27, 2002.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 26, 2003 and December 27, 2002

(in millions)

	2003	2002	Change	% Change
Gross revenues
Wholesale	$923.1	$854.1	$69.0	8.1%
Retail	872.3	882.5	(10.2)	(1.2)
Inter-segment elimination	(126.8)	(128.4)	1.6	(1.2)

Total	1,668.6	1,608.2	60.4	3.8

Cost of purchased transportation and services
Wholesale	669.3	626.4	42.9	6.8
Retail	751.2	759.0	(7.8)	(1.0)
Inter-segment elimination	(124.0)	(128.4)	4.4	(3.4)

Total	1,296.5	1,257.0	39.5	3.1

Net revenues
Wholesale	253.8	227.7	26.1	11.5
Retail	121.1	123.5	(2.4)	(1.9)

Total	374.9	351.2	23.7	6.7

Direct operating expenses
Wholesale	106.9	106.7	0.2	0.2
Retail	-	-	-	-

Total	106.9	106.7	0.2	0.2

Selling, general & administrative expenses
Wholesale	63.5	55.2	8.3	15.0
Retail	103.9	98.3	5.6	5.7
Corporate	13.5	6.8	6.7	98.5

Total	180.9	160.3	20.6	12.9

Depreciation and amortization
Wholesale	4.0	5.1	(1.1)	(21.6)
Retail	3.9	5.0	(1.1)	(22.0)

Total	7.9	10.1	(2.2)	(21.8)

Income from operations
Wholesale	79.4	60.7	18.7	30.8
Retail	13.3	20.2	(6.9)	(34.2)
Corporate	(13.5)	(6.8)	(6.7)	98.5

Total	79.2	74.1	5.1	6.9
Interest expense, net	18.0	31.7	(13.7)	(43.2)
Loss on extinguishment of debt	12.1	0.8	11.3	1,412.5
Income tax expense	17.8	16.8	1.0	6.0

Net income	$31.3	$24.8	$6.5	26.2%

Gross Revenues.  Gross revenues increased $60.4 million, or 3.8%, for the fiscal year ended December 26, 2003 compared to the fiscal year ended December 27, 2002. Gross revenues in our retail segment decreased $10.2 million reflecting reductions primarily in our rail and truck brokerage operations and our truck services operations. This was partially offset by year over year revenue increases in our warehousing and distribution division due to the addition of a new customer, our international freight forwarding unit due to strong government overseas relief shipments and our supply chain services division due to the addition of a new customer. While we experienced volume and revenue increases from many of our rail brokerage customers, these increases were offset due to the curtailment by the federal government of its policy of allowing AMTRAK trains to handle a given amount of freight traffic, which resulted in reduced shipments from one large customer in particular. Our truck brokerage operations also experienced increased shipments from many customers, but not of a sufficient amount to equal or exceed the increased fourth quarter 2002 shipments due to the West Coast port strike in October 2002.

Wholesale segment gross revenues increased $69.0 million, reflecting a $54.2 million increase in stacktrain revenues as well as a $14.8 million increase in cartage revenues that resulted primarily from additional trucking locations in 2003 compared to 2002. Stacktrain results reflected increases in wholesale automotive and third-party domestic operations partially offset by a decrease in wholesale international operations. Automotive volumes increased 20.1% for 2003 compared to 2002. The increase in wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies. Domestic containers handled increased 10.3% over 2002. The wholesale international operations decrease in freight revenues was primarily the result of the loss of low-margin shipments from an international shipping customer during the first quarter of 2003. International container volumes were 22.9% below 2002. Contributing to the overall increase in stacktrain gross revenues were higher repositioning revenue associated with higher domestic volumes and a 2.9% to 5.5% fuel surcharge in effect during 2003 compared to a 1.5% to 3.1% fuel surcharge in 2002 that went into effect during the second quarter of 2002. Overall containers handled increased 6.4% from the prior year.

Our retail segment’s usage of our wholesale segment for rail transportation decreased by $1.6 million, or 1.2%, in 2003 compared to 2002. Cross-selling activities within the retail segment itself increased by $6.4 million in 2003 compared to 2002. Our program to increase inter- and intra-segment generated revenues is continuing and is focused on coordinating capacity within and between segments so that future growth can occur without degrading our ability to satisfy customer requirements.

Net Revenues.  Net revenues increased $23.7 million, or 6.7%, for 2003 compared to 2002. The retail segment’s net revenues decreased $2.4 million, reflecting reductions primarily in our rail and truck brokerage operations and our truck services operations. Contributing to this decline was a change in estimation on linehaul expenses. This was partially offset by net revenue increases in our warehousing and distribution division due to the addition of a new customer, our supply chain services division due to the addition of a new customer and our international freight forwarding unit due to strong government overseas relief shipments. The retail segment overall gross margin remained constant at approximately 13.9% in both years resulting from a higher fuel surcharge in effect during 2003 and improved yield management, which were offset by changes in business mix and the change in estimation on linehaul expenses.

The wholesale segment’s net revenues increased $26.1 million for 2003 compared to 2002, reflecting a $23.1 million increase in stacktrain net revenues and a $3.0 million increase in cartage net revenues. The overall gross margin increased to 27.5% in 2003 from 26.7% in 2002. These increases were due to improved yield management, the higher fuel surcharge and reduced low-margin international shipping volumes. The gross margin on cartage operations declined to 24.9% in 2003 from 26.4% in 2002 due primarily to the lower margin on the new trucking locations added in 2003 compared to 2002.

Direct Operating Expenses.  Direct operating expenses, which are only incurred by our wholesale stacktrain operations, increased $0.2 million, or 0.2%, in 2003 compared to 2002 due to increased costs related to railcar maintenance as railcars acquired in 2001 enter a normal repair cycle coupled with increased container off-

hire costs associated with returning older containers. Partially offsetting these increased costs were lower chassis lease costs resulting from the December 2002 elimination of the chassis sublet from APL Limited.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $20.6 million, or 12.9%, in 2003 compared to 2002 primarily as the result of increased compensation associated with an overall average increase of 79 people employed during 2003 compared to 2002 and an increase in insurance costs compared to 2002. The headcount increase was associated with the new customer in our supply chain services division and the additional local trucking locations added in 2003. Corporate costs also increased in 2003 due to $1.2 million of costs associated with the secondary stock offering in 2003 and proceeds from a legal settlement that reduced costs in 2002.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $2.2 million, or 21.8%, for 2003 compared to 2002 as a result of property retirements in both the wholesale and retail segments and property becoming fully depreciated.

Income From Operations.  Income from operations increased $5.1 million, or 6.9%, from $74.1 million in 2002 to $79.2 million in 2003. The increase in income from operations is a result of the increase in net revenues and gross margin percentages described above. Wholesale segment income from operations increased $18.7 million reflecting a $23.1 million increase in stacktrain income from operations partially offset by a $4.4 million decrease in local cartage income from operations. The stacktrain increase was due to the strength in wholesale automotive and third-party domestic operations. The cartage decrease resulted from a higher employment level and start-up costs in the growing cartage operations and increases in accruals for insurance costs during 2003. Retail segment income from operations decreased $6.9 million due primarily to reduced shipments in our rail and truck brokerage and truck services operations coupled with a change in estimation on linehaul expenses. Income from operations was adversely affected by $6.7 million of increased corporate costs for insurance, the $1.2 million cost for the secondary offering of common stock and proceeds from a legal settlement that reduced costs in 2002.

Interest Expense.  Interest expense decreased by $13.7 million, or 43.2%, for 2003 compared to 2002 due to a lower level of outstanding debt and lower interest rates during 2003. In June 2002, we completed our initial public offering of common stock and repaid $125.9 million of our variable interest rate bank debt. At December 26, 2003 total long-term debt was $214.1 million, $42.5 million less than the balance of $256.6 million at December 27, 2002.

Loss on Extinguishment of Debt.  On June 10, 2003, we completed the refinancing of our existing term loan and revolving credit facility, and on July 10, 2003 we completed the redemption of our $150 million 11.75% senior subordinated notes, all with funds provided by a new senior credit facility (see discussion under “Liquidity and Capital Resources” below). Charges totaling $12.1 million were incurred during 2003 related to the refinancing and note redemption including an $8.8 million note redemption premium, $3.1 million for the write-off of loan fees on the prior term loan, revolving credit facility and notes, and $0.2 million for breakage and commitment fees. During 2002, we wrote-off $0.8 million of loan fees related to the repayment of debt associated with the IPO.

Income Tax Expense.  Income tax expense increased $1.0 million in 2003 compared to 2002 due to higher pre-tax income in 2003 partially offset by a lower effective tax rate which includes a $1.2 million tax expense reduction associated with costs incurred in our IPO in June 2002. The effective tax rate was 36.3% in 2003 compared to 40.4% in 2002. The effective tax rate going forward is expected to be approximately 40%.

Net Income.  Net income increased $6.5 million from $24.8 million in 2002 to $31.3 million in 2003 due primarily to increased income from operations and lower interest expense partially offset by increased costs associated with the debt refinancing and secondary offering transactions. Excluding the costs associated with the debt refinancing and secondary offering transactions, adjusted net income for 2003 would have been $39.3 million. See the reconciliation of adjusted results to actual results for 2003 below.

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Fiscal Year Ended December 26, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	GAAP Results	Adjustments		Adjusted Results

Income from operations	$79.2	$1.2	1/	$80.4
Interest expense	18.0	-		18.0
Loss on extinguishment of debt	12.1	(12.1)	2/	-

Income before income taxes	49.1	13.3		62.4
Income taxes	17.8	5.3	3/	23.1

Net income	31.3	8.0		39.3

Diluted earnings per share	$0.82	$0.21		$1.03

Weighted average shares outstanding .	37,988,697	37,988,697		37,988,697

1/	Accrued fees and expenses associated with the secondary offering of common stock paid by the Company.

2/	Fees and expenses related to our long-term debt refinancing:

A) $3.1 million for the write-off of existing loan fees.

B) $0.2 million for loan breakage and commitment fees.

C) $8.8 million premium on redemption of senior subordinated notes.

3/	Income taxes estimated at 40.0%.

Fiscal Year Ended December 27, 2002 Compared to Fiscal Year Ended December 28, 2001

The following table sets forth our historical financial data for the fiscal years ended December 27, 2002 and December 28, 2001.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 27, 2002 and December 28, 2001

(in millions)

	2002	2001	Change	% Change
Gross revenues
Wholesale	$854.1	$858.0	$(3.9)	(0.5)%
Retail	882.5	915.6	(33.1)	(3.6)
Inter-segment elimination	(128.4)	(102.7)	(25.7)	25.0

Total	1,608.2	1,670.9	(62.7)	(3.8)

Cost of purchased transportation and services
Wholesale	626.4	656.1	(29.7)	(4.5)
Retail	759.0	784.4	(25.4)	(3.2)
Inter-segment elimination	(128.4)	(102.7)	(25.7)	25.0

Total	1,257.0	1,337.8	(80.8)	(6.0)

Net revenues
Wholesale	227.7	201.9	25.8	12.8
Retail	123.5	131.2	(7.7)	(5.9)

Total	351.2	333.1	18.1	5.4

Direct operating expenses
Wholesale	106.7	101.7	5.0	4.9
Retail	-	-	-	-

Total	106.7	101.7	5.0	4.9

Selling, general & administrative expenses
Wholesale	55.2	51.1	4.1	8.0
Retail	98.3	102.5	(4.2)	(4.1)
Corporate	6.8	4.1	2.7	65.9

Total	160.3	157.7	2.6	1.6

Depreciation and amortization
Wholesale	5.1	5.9	(0.8)	(13.6)
Retail	5.0	12.4	(7.4)	(59.7)

Total	10.1	18.3	(8.2)	(44.8)

Merger and severance
Wholesale	-	-	-	-
Retail	-	0.2	(0.2)	(100.0)
Corporate	-	0.2	(0.2)	(100.0)

Total	-	0.4	(0.4)	(100.0)

Other
Wholesale	-	0.5	(0.5)	(100.0)
Retail	-	1.9	(1.9)	(100.0)
Corporate	-	1.6	(1.6)	(100.0)

Total	-	4.0	(4.0)	(100.0)

Income from operations
Wholesale	60.7	42.7	18.0	42.2
Retail	20.2	14.2	6.0	42.3
Corporate	(6.8)	(5.9)	(0.9)	15.3

Total	74.1	51.0	23.1	45.3

Interest expense, net	31.7	39.6	(7.9)	(19.9)
Loss on extinguishment of debt	0.8	-	0.8	n.m.
Income tax expense	16.8	3.6	13.2	366.7
Minority interest expense	-	0.8	(0.8)	(100.0)

Net income	$24.8	$7.0	$17.8	254.3%

n.m. means not meaningful due to absence of a basis for comparison.

Overview.  As a result of strength primarily in our wholesale segment domestic operations, our results for 2002 improved over 2001. We were able to increase net revenues, income from operations, net income and earnings per share for 2002 compared to 2001. In addition, we were able to increase gross revenues in our retail segment rail brokerage operations. During the fourth quarter of 2002, gross revenues, net revenues and income from operations for our retail segment all increased over the fourth quarter of 2001. While our overall results for 2002 improved, they continued to be negatively impacted by the general economic downturn. Our retail segment operations most affected by the economic downturn were our truck brokerage, freight handling (now called warehousing and distribution) and international freight forwarding operations. Our wholesale operations were also affected by reduced wholesale automotive and wholesale international shipments as discussed below.

Gross Revenues.  Gross revenues decreased $62.7 million, or 3.8%, for the fiscal year ended December 27, 2002 compared to the fiscal year ended December 28, 2001. Gross revenues in our retail segment decreased $33.1 million reflecting reductions primarily in the truck brokerage, freight handling and international freight forwarding operations associated with the general economic downturn, partially offset by a 5.8% increase in rail brokerage gross revenues as well as increased highway automotive shipments related to the October 2002 West Coast port strike.

Wholesale segment gross revenues decreased $3.9 million reflecting decreases in wholesale automotive and wholesale international operations that were partially offset by an increase in wholesale third-party domestic operations. Overall containers handled by the stacktrain division decreased 3.5% from the prior year. The stacktrain automotive operations decrease in freight revenues reflected the cyclical slowdown in the automotive sector with 1.4% fewer containers handled during 2002 compared to 2001. The stacktrain division continues to handle a preponderance of the containerized auto business moved by rail in and out of Mexico. The stacktrain international operations decrease in freight revenues was primarily the result of the loss of low margin business of an international shipping customer in the fourth quarter of 2001. International container volumes decreased 33.9% from 2001. The increase in the stacktrain third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies, including our own intermodal marketing operations. Domestic containers handled increased 12.7% from the prior year. In addition, we saw an increase in ancillary revenues of $9.4 million from railcar rental and container per diem revenue associated with the increase in equipment under lease in 2002 that were partially offset by lower repositioning revenue.

Through our strategy to increase the use of intercompany services and cross-selling activities, our retail segment usage of our wholesale segment for rail transportation increased by $25.7 million, or 25.0%, in 2002 compared to 2001. Cross-selling activities within the retail segment increased by $3.1 million in 2002 compared to 2001.

Net Revenues.  Net revenues increased $18.1 million, or 5.4%, for 2002 compared to 2001. The retail segment’s net revenues decreased $7.7 million primarily due to the economic downturn that resulted in reductions in our truck brokerage, freight handling and international freight forwarding operations, partially offset by increased net revenues in our rail brokerage operations. The retail segment gross margin decreased to 14.0% during 2002 compared to 14.3% during 2001 due primarily to changes in business mix. The wholesale segment’s cost of purchased transportation decreased $29.7 million on container volume decreases of 3.5% as discussed above. Since the decrease in the cost of purchased transportation was greater than the decrease in segment gross revenues, the wholesale segment net revenues increased $25.8 million in 2002 compared to 2001. Equipment repositioning costs were less in 2002 as a result of the increase in domestic traffic volume, especially the northbound general freight traffic out of Mexico that began to increase in the fourth quarter of 2001. In addition, terminal costs associated primarily with our reduced international traffic volumes were less in 2002 compared to 2001. The wholesale segment gross margin increased to 26.7% in 2002 from 23.5% in 2001 primarily due to business mix changes, improved yield management and increases in higher margin ancillary services such as railcar rental and container per diem revenue.

Direct Operating Expenses.  Direct operating expenses, which are only incurred by the wholesale segment, increased $5.0 million, or 4.9%, in 2002 compared to 2001 due to increased railcar lease and maintenance expenses as a result of the expansion of the fleet of railcars during the latter part of 2001 and increased container and chassis maintenance costs to improve fleet quality, partially offset by reduced container and chassis lease expenses as a result of the downsizing of the container and chassis fleet during 2001 and the related charge in 2001 of $1.4 million for container and chassis return costs. The $1.4 million charge in 2001 was required in order to return 2,700 containers and 1,300 chassis as part of a program to downsize and upgrade the container and chassis fleet.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.6 million, or 1.6%, in 2002 compared to 2001 primarily as the result of increased compensation and professional services expenses reflecting infrastructure needs in our wholesale segment. In March 2001, we terminated a container and chassis maintenance agreement and brought that function in-house increasing administrative labor costs. Partially offsetting this cost increase were savings in our retail segment associated with reduced headcount in 2002. The retail segment employed an average of 100 fewer people during the 2002 primarily as a result of consolidation and integration activities. Our corporate costs increased in 2002 due primarily to increased compensation expense.

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

Merger and Severance.  During 2001, we recorded a charge of $1.6 million, including $0.8 million for the severance of employees in the wholesale segment, $0.5 million for additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required and $0.3 million for the write-off of retail segment assets that were abandoned. The 2001 charge was partially offset by the release of $1.2 million of remaining unused liability from a 2000 charge related to workforce reductions (employee and agencies) that are no longer needed due to employees/agents leaving prior to being terminated. We estimate that the costs savings associated with the 2001 charge was approximately $0.2 million in 2002 and will result in similar annual savings thereafter. Payments for this charge are funded from cash from operations and, if necessary, borrowing under our revolving credit facility. Remaining payments of $0.9 million are expected to be paid through the end of 2003 fiscal year.

Other.  Other expenses in 2001 included $1.9 million in the retail segment for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of IPO costs and $0.5 million in the wholesale segment for early termination costs associated with the termination of a chassis and container maintenance agreement.

Income From Operations.  Income from operations increased $23.1 million, or 45.3%, from $51.0 million in 2001 to $74.1 million in 2002. The increase in operating profit is a result of the increase in net revenues and wholesale segment margins described above. Wholesale segment income from operations increased $18.0 million due primarily to the strength in stacktrain third-party domestic operations, increased ancillary revenues and the absence in 2002 of the 2001 merger and severance and other charges and the charge for the container and chassis return program, partially offset by increased labor costs associated with the infrastructure needs of the wholesale division. Retail segment income from operations increased $6.0 million reflecting the elimination of goodwill amortization expense, savings associated with reduced headcount related to our year 2001 consolidation and integration activities and the absence in 2002 of the 2001 merger and severance and other charges, partially offset by the effects of the economic downturn discussed above.

Interest Expense.  Interest expense decreased by $7.9 million, or 19.9%, for 2002 compared to 2001 due to a lower level of outstanding debt and lower interest rates during 2002.

Loss on Extinguishment of Debt.  In June 2002, we completed our initial public offering of common stock and repaid $125.9 million of our variable interest rate bank debt and wrote-off $0.8 million in loan fees associated with that debt.

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

Liquidity and Capital Resources

Cash generated by operating activities was $60.2 million, $29.1 million and $21.5 million for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. The increase in cash provided by operating activities in 2003 was due primarily to improved operating results for the year coupled with reduced interest costs. Interest paid was $19.9 million, $31.3 million and $35.3 million in 2003, 2002 and 2001, respectively. Interest costs for 2004 are expected to be approximately $10 million. Interest costs are lower due to the repayment of debt related to our June 2002 IPO and reduced interest rates due to our June and July 2003 refinancing and redemption of the 11.75% senior subordinated notes, and debt payments in 2003. In November 2003, we completed the repricing of our senior credit facility, which further reduced the interest rates under our new senior credit facility. In addition, income taxes paid were $1.1 million, $1.1 million and $1.0 million in 2003, 2002 and 2001, respectively. For 2004, since our operating losses for tax purposes have all been used, income tax payments are expected to be approximately $22 million. Cash generated by operating cash flows in 2004 is projected to be between $50 million and $55 million after giving effect to the increased tax payments. The increase in cash provided by operating activities in 2002 was due primarily to improved operating results coupled with reduced interest costs due to the repayment of debt with the proceeds of the June 2002 IPO. In addition, we made merger and severance cash payments of $0.7 million in 2003, $2.6 million in 2002 and $4.6 million in 2001 and paid acquisition fees and expenses of $1.0 million in 2002 and $2.8 million in 2001 primarily for the acquisition of Rail Van, Inc., an intermodal marketing company acquired in December 2000. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We believe that it is better to reduce debt and minimize our interest liability than to maintain cash balances and incur increased interest expense.

We had working capital of $58.7 million and $36.5 million at December 26, 2003 and December 27, 2002, respectively. The increase in 2003 was due primarily to the combination of lower current debt, a current tax receivable related to our IPO, lower interest payable and changes in our deferred tax balances.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 26, 2003, our major commitments.

Contractual Obligations

in millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$214.0	$-	$31.5	$50.0	$132.5
Operating leases	368.0	60.1	99.6	70.3	138.0
Equipment obligation	38.9	2.5	9.8	9.7	16.9
Capital leases	0.1	-	0.1	-	-
Volume incentives	15.1	15.1	-	-	-
Management agreement	0.3	0.3	-	-	-
APL information systems agreement	2.5	2.5	-	-	-
Purchased transportation	24.8	24.8	-	-	-
Leasehold improvements/deferred rent	0.4	0.1	0.3	-	-

Total	$664.1	$105.4	$141.3	$130.0	$287.4

Our total long-term debt (as refinanced, see below) was originally incurred to finance our recapitalization, the acquisition of Pacer Logistics and the four 2000 acquisitions in our retail segment. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $62.3 million in 2003, $61.9 million in 2002 and $52.5 million in 2001. The equipment obligation is our estimate of operating lease payments on 3,520 53-foot containers ordered, but yet to be financed. We anticipate financing the equipment through an operating lease. Volume incentives relate to amounts payable to companies that ship on our stacktrain division and have met certain volume shipping commitments for the year 2003. Our management agreement with Apollo Management, L.P. expires at the end of 2004. Our stacktrain operations use APL Limited’s computer systems under a long-term contract that may be terminated by us by giving 120 days notice. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at year-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation. The leasehold improvement amount is the remaining amount to be paid for improvements to facilities in order to sublet or terminate the lease. The original liability was established in 2001 and is expected to be paid out by June 2004.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008. Due to our voluntary debt repayments during the year, our next required debt payment is December 31, 2005.

Cash flows used in investing activities were $3.2 million, $7.8 million and $14.4 million for 2003, 2002 and 2001, respectively. The use of cash in 2003 included $0.7 million for trailers at the truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. These amounts were partially offset by net proceeds of $0.2 million from the sale of property. The use of cash in 2002 was due to capital expenditures of $8.7 million partially offset by $0.9 million of proceeds for the sale of retired equipment. Capital expenditures included $4.3 million for the conversion from APL Limited’s computer systems to a stand-alone capability for our wholesale segment, $2.0 million for the expansion of the Rail Van computer systems to handle our retail segment operating requirements and $2.4 million for computer replacements, furniture and fixtures and leasehold improvements. The use of cash in 2001 was due to capital expenditures of $7.2 million for the conversion from APL Limited’s computer systems and $3.8 million for the expansion of the Rail Van computer systems. An additional $3.6 million of capital expenditures was for computer replacements, furniture and fixtures and leasehold improvements. These amounts were partially offset by net proceeds of $0.2 million from the sale of property.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At December 26, 2003, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

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

Capital expenditures for 2004 are budgeted at $3.0 million and include a new cartage operating system to enhance labor efficiencies and cost savings efforts and support our long-term growth strategy.

Cash flows used in financing activities were $57.7 million, $20.9 million and $7.4 million for 2003, 2002 and 2001, respectively. On June 10, 2003, we completed the refinancing of the existing term loan and revolving credit facilities, and on July 10, 2003 we redeemed our senior subordinated notes with funds from a new $330.0 million Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a delayed-draw seven-year term loan facility due June 10, 2010, with an original principal amount of $255.0 million, and a five-year $75.0 million revolving credit facility due June 10, 2008. On June 10, 2003, we drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility, $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay interest through the redemption date and the $8.8 million redemption premium. In addition to the refinancing amounts discussed above, during 2003, we repaid a net $42.5 million of long-term debt and capital lease obligations.

On November 19, 2003 we negotiated a repricing for the delayed-draw seven-year term loan. The repricing resulted in an immediate reduction of  1/2 of 1% to the applicable margin. The applicable margin is subject to further reductions based upon the company achieving certain financial ratios.

The delayed-draw seven-year term loan portion of the Senior Secured Credit Facility bears interest at a base rate plus a 1.75% per annum margin or at a Eurodollar rate plus a 2.75% per annum margin, at our option. The revolving loan facility portion of the Senior Secured Credit Facility bears interest at a base rate plus 2.25% per annum margin or at a Eurodollar rate plus 3.25% per annum margin, at our option. The base rate is the higher of the prime lending rate of the administrative agent,  1/2 of 1% in excess of the federal funds rate, or  1/2 of 1% of an adjusted certificate of deposit rate. The Senior Secured Credit Facility is guaranteed by all of our direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by us. The Senior Secured Credit Facility contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At December 26, 2003, we were in compliance with these covenants. At December 26, 2003, we had $65.2 million available under the $75.0 million revolving credit facility, net of $9.8 million of outstanding letters of credit.

Options to purchase 335,470 shares of our common stock were exercised in 2003 for total proceeds of $3.1 million paid to the Company. The proceeds were used for general corporate purposes.

During 2002, we completed our IPO. Proceeds of $125.9 million from this transaction, net of fees and expenses of $12.9 million, were used to repay $63.5 million of term loans and $62.4 million of the revolving credit facility. In addition, during 2002 we repaid $6.7 million of term loans, $8.4 million of the revolving credit facility and $0.3 million of capital lease obligations. Options to purchase 22,866 shares of our common stock were exercised for total proceeds of $0.1 million paid to the Company. The proceeds were used for general corporate purposes.

The use of cash during 2001 was due to debt repayment. During 2001, we repaid $6.0 million under the revolving credit facility, $1.3 million of term loans and $0.2 million of capital lease obligations. Also during 2001, options to purchase 366,748 shares of our common stock were exercised for total proceeds of $0.1 million paid to the Company. The proceeds were used to repay the remaining portion of the notes payable to management that were part of the purchase price for Pacer Logistics acquired on May 28, 1999 and for general corporate purposes. In addition, options to purchase 27,498 shares of our preferred stock were exercised for total proceeds of $0.2 million paid to the Company. We repurchased and retired the preferred stock that arose from the exercise of these options.

Prior to the consummation of the IPO, we issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics exchangeable preferred stock.

We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the first nine months of 2002 was approximately 1.9%. There was no statement of operations impact related to the expiration of the swaps on October 11, 2002. There were no swaps outstanding as of December 26, 2003.

During 2003, the wholesale segment received 3,530 primarily 53-ft. leased containers and 2,604 primarily leased chassis and returned 1,693 primarily 48-ft leased containers and 1,530 primarily leased chassis. During 2003, five railcars were destroyed. We have on order 4,000 53-ft containers with an option to order an additional 2,000 by April 30, 2004. We anticipate delivery of the initial 4,000 by July 2004. On

December 31, 2003, we ordered 1,800 53-ft chassis with options to order an additional 700 chassis before March 31, 2004 and an additional 700 chassis before May 31, 2004. We anticipate delivery of the initial 1,800 chassis during 2004. All ordered containers and chassis will likely be financed through operating leases.

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

The FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” in April 2003. SFAS 149 amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. SFAS 149 did not have a material effect on the Company’s results of operations or financial condition.

The FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. SFAS 150 did not have a material effect on the Company’s results of operations or financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. The quantitative information presented below and the additional qualitative information presented in the Management’s Discussion and Analysis and Notes 1, 4 and 5 of the Consolidated Financial Statements included in this filing describe significant aspects of our financial instrument programs which have market risk.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense.

Based upon the average variable interest rate debt outstanding during 2003, a 1% change in our variable interest rates would have affected our 2003 pre-tax earnings by approximately $1.6 million. For 2002, a 1% change in our variable interest rates would have affected our 2002 pre-tax earnings by approximately $1.7 million. For 2001, a 1% change would have affected 2001 pre-tax earnings by approximately $2.5 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Exchange Act as of December 26, 2003. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of December 26, 2003 based on the controls evaluation.

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

Conclusions.  Based upon the controls evaluation, our CEO and CFO have concluded that as of December 26, 2003, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved. Our CEO and CFO have determined that there has been no change in our internal controls that occurred during the fourth quarter of 2003 that has materially affected or is reasonably likely to affect our internal controls over financial reporting.

Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of Registrant.

Information as to the names, ages, positions and offices with our company, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Pacer is set forth in the Election of Directors segment of our Proxy Statement for the 2004 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2003 fiscal year, and the information under that heading is hereby incorporated by reference.

(b)	Executive Officers of Registrant.

Information concerning the executive officers of the company is presented in Part I of this Report under the caption “Executive Officers of the Registrant”.

(c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our Proxy Statement for the 2004 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2003 fiscal year, and the information under that heading is hereby incorporated by reference.

(d)	Code of Ethics

Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our board of directors on January 27, 2004. We have posted our code of ethics on our internet website at www.pacer-international.com in the “investor relations” sub pages. We have also filed our code of ethics as an exhibit to this report. We also intend to disclose information about any amendment to, or a waiver from, a provision of our code of ethics applicable to these officers on our internet website. Copies of our code of ethics may be obtained, free of charge, by writing our CFO at Pacer International, Inc., 2300 Clayton Road, Suite 1200, Concord, California 94520.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation received by Pacer’s directors and certain executive officers is presented in the Director Compensation, Summary Compensation Table, Option Grants in Last Fiscal Year Table, Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table, Compensation Committee Interlocks and Insider Participation and Employment and Related Agreements segments of our Proxy Statement for the 2004 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2003 fiscal year, and the information under those headings is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,037,618	$9.73	1,378,687	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	2,037,618	$9.73	1,378,687	(1)

(1) We have available 1,378,687 shares of our common stock for future issuance under the 2002 Stock Option Plan. This amount includes 736,641 shares added automatically on January 1, 2003 based upon 2.0% of the outstanding shares of the Company at December 27, 2002. Any shares issued under the 1999 Plan that are forfeited to or repurchased by us or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full will also be available for grant and issuance under our 2002 Plan. In addition, on January 1 of each year, commencing January 1, 2003, as noted above, the aggregate number of shares reserved for issuance under our 2002 Plan will increase automatically by a number of shares equal to 2.0% of our outstanding shares on the last day of the preceding year, except that the board of directors may, in its absolute discretion, determine in respect of any year that the automatic increase be less than 2.0% or that no automatic increase occur in respect of that year. No more than 2,500,000 shares (before adjustment for stock splits, stock dividends or similar recapitalization events) of our common stock may be issued under the 2002 Plan in the aggregate.

Information as to the number of shares of Pacer’s common stock beneficially owned as of February 28, 2004, by each of its directors and nominees for director, its five most highly compensated executive officers, its directors and executive officers as a group and certain beneficial owners is set forth in the Security Ownership of Certain Beneficial Owners and Management segment of our Proxy Statement for the 2004 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2003 fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on related transactions is set forth in the Certain Relationships and Related Transactions segment of our Proxy Statement for the 2004 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2003 fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services is set forth in the Fees Paid To Independent Auditors in 2003 segment of our Proxy Statement for the 2004 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2003 fiscal year, and the information under that heading is hereby incorporated by reference.

Part IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.	Documents filed as part of this report.

1.	The consolidated financial statements, financial statement schedules and accompanying report of independent auditors are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules filed as part of this Annual Report.

2.	Exhibits

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002).

3.2	Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2002).

4.1	Credit Agreement, dated as of June 10, 2003, among Pacer International, Inc., Various Lending Institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York Branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 13, 2003).

4.2	First Amendment to Credit Agreement, dated as of November 17, 2003, among Pacer International, Inc., the lenders party hereto, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 29, 2003).

4.3	Shareholders’ Agreement, dated as of May 28, 1999, by and among Pacer International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC, BT Capital Investors, L.P. and Pacer International Equity Investors, LLC. (Incorporated by reference to Exhibit No. 4.14 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

4.4	Shareholders’ Agreement, dated as of May 28, 1999, by and among Pacer International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC and The Management Stockholders. (Incorporated by reference to Exhibit No. 4.13 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

4.5	Registration Rights Agreement, dated as of May 28, 1999 between Pacer International, Inc., Coyote Acquisition LLC and Coyote Acquisition II LLC. (Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

Exhibit Number	Exhibit Description

10.1	Stock Purchase Agreement, dated as of March 15, 1999, between APL Limited and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.2	Non-Competition Agreement, dated as of May 28, 1999, among Neptune Orient Lines Limited, APL Limited, Pacer International, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.5 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.3	Administrative Services Agreement, dated as of May 29, 2000, between APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.4	IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited, APL Land Transport Services, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 10.10 to the Company’s Registration Statement on Form S-4 dated November 5, 1999).

10.5	Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.6	TPI Chassis Sublet Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.9 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.7	Equipment Supply Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.8	Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.9	Management Agreement, dated as of May 28, 1999, between Apollo Management IV, L.P. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.15 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.10	Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002 between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002).

10.11	Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the Company’s Registration Statement on Form S-4 dated October 7, 1999).

Exhibit Number	Exhibit Description

10.12	Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002).

10.13	Asset Purchase Agreement dated December 31, 1999, among Conex Acquisition Corporation, Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., Jupiter Freight, Inc., The Michael W. Keller Living Trust, The Uchida Family Trust, Michael Keller and Shigehiro Uchida. (Incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K dated January 13, 2000).

10.14	Amendment dated January 12, 2000 to Conex Asset Purchase Agreement dated December 31, 1999. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 13, 2000).

10.15	Rail Car Lease Agreement dated September 1, 2000 among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000).

10.16	Pacer International, Inc. 1999 Stock Option Plan. (Incorporated by reference to Exhibit No. 10.29 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.17	Amendment No. 1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 dated May 15, 2002).

10.18	Amendment No. 2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 dated May 15, 2002).

10.19	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002).

10.20	Stock Purchase Agreement, dated August 31, 2000 by and among Pacer International, Inc., GTS Transportation Services, Inc. and all of the Shareholders of GTS Transportation Services, Inc. (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.21	Stock Purchase Agreement, dated October 31, 2000 by and among Pacer International, Inc., all of the Stockholders of RFI Group, Inc., Everett Fleisig, Bernard W. Robbins, and Certain Trusts that are owners of Certain Stockholders of RFI Group, Inc. (Incorporated by reference to Exhibit No. 10.31 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.22	Stock Purchase Agreement, dated December 18, 2000 by and among Pacer International, Inc., Rail Van, Inc., Rail Van LLC and all of the Shareholders of Rail Van, Inc. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2001).

Exhibit Number	Exhibit Description

10.23	Equipment Use Agreement, dated May 28, 1999, between PAMC LLC and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.24	Amendment No. 1 to Domestic Incentive Agreement dated January 1, 2001 between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001).

10.25	Software License, Development, Support and Information Service Provider Agreement dated March 2001 between Qiva, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001).

10.26	Rail Car Lease Agreement dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.27	Rail Car Lease Agreement dated January 2001 by and between LaSalle National Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.28	Rail Car Lease Agreement dated February 14, 2001 by and between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.29	Employment Agreement for Donald C. Orris dated March 31, 1997. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.30	Employment Agreement for Gerry Angeli dated March 31, 1997. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.31	Amended and Restated Employment Agreement dated as of March 1, 2003, between Pacer Global Logistics, Inc. and Jeffrey R. Brashares. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002).

10.32	Employment Agreement dated as of March 1, 2003, between Pacer International, Inc. and Denis M. Bruncak. (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002).

10.33	Employment Agreement dated as of January 16, 2002 between Pacer International, Inc. and Charles T. Shurstad. (Incorporated by reference to Exhibit 10.35 to the company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.34	Employment Agreement dated as of September 30, 2002 between Pacer International, Inc. and Carl K. Kooyoomjian (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 20, 2002).

Exhibit Number	Exhibit Description

10.35	Employment Agreement dated as of December 1, 1998 between Pacer International, Inc. and Lawrence C. Yarberry, (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2000).

10.36	Employment Agreement dated as of August 22, 2001 between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2001).

10.37	Master Lease Agreement dated April 16, 2003 by and between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003).

10.38	Amendment to the Management Agreement dated as of May 28, 1999 between Pacer International, Inc. and Apollo Management IV, L.P. *

10.39	Master Equipment Lease Agreement dated December 1, 2003 by and between Fleet Capital Corporation and Pacer International, Inc. for 53 foot steel containers. *

10.40	Employment Agreement dated as of December 1, 2003 between Pacer Global Logistics, Inc. and Charles C. Hoffman. *

10.41	Employment Agreement dated as of October 1, 2003 between Pacer International, Inc. and Michael Uremovich. *

14	Code of Ethics *

21.1	Subsidiaries of the Registrant *

23	Consent of Independent Accountants *

31.1	Certification of D.C. Orris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of L.C. Yarberry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of D.C. Orris and L.C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

*	Filed herewith
**	Furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

B.	Reports on Form 8-K

During the three months ended December 26, 2003, two reports on Form 8-K were filed by the Company:

1.	Current Report on Form 8-K filed October 29, 2003 reporting the Company’s third quarter 2003 financial results.
2.	Current Report on Form 8-K filed December 29, 2003 announcing that the Company had successfully completed the repricing of its senior credit facilities.

C.	Other Exhibits

No exhibits in addition to those previously filed or listed in Item 15(a)(2) are filed herein.

D.	Other Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts – filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: March 5, 2004	By:	/s/ Lawrence C. Yarberry
Lawrence C. Yarberry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 5, 2004	By:	/s/ Donald C. Orris Donald C. Orris Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 5, 2004	By:	/s/ Brian C. Kane Brian C. Kane Vice President and Controller (Principal Accounting Officer)

Date: March 5, 2004	By:	/s/ Joshua J. Harris Joshua J. Harris Director

Date: March 5, 2004	By:	/s/ Bruce H. Spector Bruce H. Spector Director

Date: March 5, 2004	By:	/s/ Marc E. Becker Marc E. Becker Director

Date: March 5, 2004	By:	/s/ John J. Hannan John J. Hannan Director

Date: March 5, 2004	By:	/s/ Michael S. Gross Michael S. Gross Director

Date: March 5, 2004	By:	/s/ Thomas L. Finkbiner Thomas L. Finkbiner Director

Date: March 5, 2004	By:	/s/ John P. Tague John P. Tague Director

Date: March 5, 2004	By:	/s/ Robert S. Rennard Robert S. Rennard Director

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

Report of Independent Auditors

To the Board of Directors and Stockholders of Pacer International, Inc.:

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets as of December 29, 2001.

/s/  PricewaterhouseCoopers LLP

San Francisco, California

March 3, 2004

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 26, 2003	December 27, 2002
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$0.8	$-
Accounts receivable, net of allowances of $4.2 million and $5.7 million, respectively	203.0	215.6
Prepaid expenses and other	11.7	5.3
Deferred income taxes	4.5	-

Total current assets	220.0	220.9

Property and equipment
Property and equipment at cost	97.1	94.1
Accumulated depreciation	(45.1)	(37.0)

Property and equipment, net	52.0	57.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	23.3	44.7
Other assets	10.9	7.4

Total other assets	322.5	340.4

Total assets	$594.5	$618.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$-	$6.2
Deferred income taxes	-	2.0
Accounts payable and other accrued liabilities	161.3	176.2

Total current liabilities	161.3	184.4

Long-term liabilities
Long-term debt and capital leases	214.1	250.4
Other	3.0	2.9

Total long-term liabilities	217.1	253.3

Total liabilities	378.4	437.7

Commitments and contingencies (Notes 9, 11 & 13)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 37,167,518 and 36,832,048 issued and outstanding	0.4	0.4
Additional paid-in capital	274.2	270.0
Unearned compensation	(0.2)	(0.2)
Accumulated deficit	(58.2)	(89.5)
Accumulated other comprehensive loss	(0.1)	-

Total stockholders’ equity	216.1	180.7

Total liabilities and stockholders’ equity	$594.5	$618.4

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	Dec. 26, 2003	Dec. 27, 2002	Dec. 28, 2001
	(in millions, except share and per share data)

Gross revenues	$1,668.6	$1,608.2	$1,670.9
Cost of purchased transportation and services	1,293.7	1,257.0	1,337.8

Net revenues	374.9	351.2	333.1

Operating expenses:
Direct operating expenses	106.9	106.7	101.7
Selling, general and administrative expenses	180.9	160.3	157.7
Depreciation and amortization	7.9	10.1	18.3
Merger and severance	-	-	0.4
Other (Note 3)	-	-	4.0

Total operating expenses	295.7	277.1	282.1

Income from operations	79.2	74.1	51.0

Interest expense	18.0	31.7	39.6

Loss on extinguishment of debt	12.1	0.8	-

Income before income taxes and minority interest	49.1	41.6	11.4

Income taxes	17.8	16.8	3.6
Minority interest	-	-	0.8

Net income	$31.3	$24.8	$7.0

Earnings per share (Note 16):

Basic:
Earnings per share	$0.85	$0.81	$0.31

Weighted average shares outstanding	37,003,785	30,575,940	22,996,462

Diluted:
Earnings per share	$0.82	$0.74	$0.27

Weighted average shares outstanding	37,988,697	33,373,752	28,287,952

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Unearned Comp- ensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	No. of Shares	Amount	No. of Shares	Amount
	(in millions, except share amounts)

Balance December 29, 2000	-	$-	22,722,746	$0.2	$118.4	$(0.3)	$(121.3)	$0.1	$(2.9)

Net income	-	-	-	-	-	-	7.0	-	7.0
Other comprehensive loss	-	-	-	-	-	-	-	(1.2)	(1.2)

Total comprehensive income	-	-	-	-	-	-	7.0	(1.2)	5.8
Issuance of preferred stock for exercise of options	27,498	-	-	-	0.2	-	-	-	0.2
Repurchase and retirement of preferred stock	(27,498)	-	-	-	(0.2)	-	-	-	(0.2)
Issuance of common stock for exercise of options	-	-	366,748	-	0.1	-	-	-	0.1

Balance December 28, 2001	-	$-	23,089,494	$0.2	$118.5	$(0.3)	$(114.3)	$(1.1)	$3.0

Net income	-	-	-	-	-	-	24.8	-	24.8
Other comprehensive income	-	-	-	-	-	-	-	1.1	1.1

Total comprehensive income	-	-	-	-	-	-	24.8	1.1	25.9
Amortization – unearned compensation (Note 7)	-	-	-	-	-	0.1	-	-	0.1
Issuance of common stock (Note 2)	-	-	9,250,000	0.1	125.8	-	-	-	125.9
Exchange of Pacer Logistics exchangeable preferred stock for common stock (Note 2)	-	-	4,469,688	0.1	25.6	-	-	-	25.7
Issuance of common stock for exercise of options	-	-	22,866	-	0.1	-	-	-	0.1

Balance December 27, 2002	-	$-	36,832,048	$0.4	$270.0	$(0.2)	$(89.5)	$-	$180.7

Net income	-	-	-	-	-	-	31.3	-	31.3
Other comprehensive loss	-	-	-	-	-	-	-	(0.1)	(0.1)

Total comprehensive income	-	-	-	-	-	-	31.3	(0.1)	31.2
Tax benefit from exercise of options	-	-	-	-	1.1	-	-	-	1.1
Issuance of common stock for exercise of options	-	-	335,470	-	3.1	-	-	-	3.1

Balance December 26, 2003	-	$-	37,167,518	$0.4	$274.2	$(0.2)	$(58.2)	$(0.1)	$216.1

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Dec. 26, 2003	Dec. 27, 2002	Dec. 28, 2001
	(in millions)
Cash flows from operating activities
Net income	$31.3	$24.8	$7.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.9	10.1	18.3
Gain on sale of property and equipment	(0.1)	(0.7)	(0.1)
Premium on extinguishment of senior subordinated notes	8.8	-	-
Deferred taxes	14.9	20.4	5.6
Minority interest	-	-	0.8
Merger and severance	-	-	0.4
Other	-	-	3.5
Change in operating assets and liabilities excluding effects of acquisitions:
Accounts receivable, net	12.6	(4.4)	10.5
Prepaid expenses and other	(5.3)	3.1	1.9
Accounts payable and other accrued liabilities	(9.7)	(21.3)	(27.3)
Other	(0.2)	(2.9)	0.9

Net cash provided by operating activities	60.2	29.1	21.5

Cash flows from investing activities
Capital expenditures	(3.4)	(8.7)	(14.6)
Proceeds from sales of property and equipment	0.2	0.9	0.2

Net cash used in investing activities	(3.2)	(7.8)	(14.4)

Cash flows from financing activities
Book overdraft	(5.1)	(5.6)	-
Proceeds of long-term debt, net of costs	241.8	-	-
Proceeds from issuance of common stock	3.1	126.0	0.1
Proceeds from issuance of preferred stock	-	-	0.2
Repurchase of preferred stock	-	-	(0.2)
Debt, revolving credit facility and capital lease obligation repayment	(297.5)	(141.3)	(7.5)

Net cash used in financing activities	(57.7)	(20.9)	(7.4)

Effect of exchange rate changes on cash	1.5	(0.4)	0.3

Net increase in cash and cash equivalents	0.8	-	-

Cash and cash equivalents at beginning of year	-	-	-

Cash and cash equivalents at end of year	$0.8	$-	$-

Disclosure of non-cash financing activities:
Issuance of common stock in exchange for Pacer Logistics 7.5% exchangeable preferred stock	$-	$25.7	$-

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Pacer International, Inc. (“Pacer” or the “Company”) is a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. The Company operates in two segments, the wholesale segment and the retail segment (see Note 10 to the consolidated financial statements for segment information). The wholesale segment provides services principally to transportation intermediaries and international shipping companies. The wholesale segment’s stacktrain operations’ fiscal year ends on the last Friday in December and the wholesale segment’s local cartage operations’ fiscal year ends on the last day in December. The retail segment provides services principally to end-user customers and includes truck brokerage and truck services, intermodal marketing, warehousing and distribution, international freight forwarding and supply chain management services. Its fiscal year ends on the last day in December.

The Company has operated as an independent, stand-alone company since its recapitalization in May 1999. From 1984 until the recapitalization, the wholesale stacktrain business was conducted by various entities owned directly or indirectly by APL Limited.

As of May 28, 1999, APL Land Transport Services, Inc. (“APLLTS”) was recapitalized through the purchase of shares of its common stock from APL Limited by affiliates of Apollo Management, L.P. and two other investors and its redemption of a portion of the shares of common stock held by APL Limited. After the recapitalization, APLLTS formed a transitory subsidiary that was merged with and into Pacer Logistics, making Pacer Logistics a wholly-owned subsidiary of APLLTS. In connection with these transactions, APLLTS was renamed Pacer International, Inc. Pacer Logistics merged into the Company in May 2003.

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

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 balances to conform to the 2003 presentation. These reclassifications primarily consist of the separation of debt extinguishment costs associated with the Company’s initial public offering of common stock (“IPO”) from interest expense and movement of the results of the Company’s local cartage operations from the retail segment to the wholesale segment to reflect the current management structure. These reclassifications had no effect on the Company’s consolidated income from operations, net income or financial position.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At December 26, 2003 and December 27, 2002, accounts receivable included unbilled amounts of $22.3 million and $28.1 million, respectively.

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

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt and are being amortized using the effective interest method over the terms of the related debt which range from 5 to 7 years. At December 26, 2003 and December 27, 2002, unamortized costs were $4.3 million and $3.8 million, respectively.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired, and before 2002, had been amortized over 40 years on a straight-line basis after consideration of

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the characteristics of each acquisition. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The fair value of the reporting units are determined using a market valuation method based on the Company and its public peers.

Amortization expense was $0, $0, and $7.5 million for 2003, 2002 and 2001, respectively. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. SFAS 142 supercedes Accounting Principles Board Opinion No. 17 and requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and that it no longer be amortized. It also requires that goodwill and other intangible assets be tested for impairment at least annually. The Company adopted SFAS 142 on December 29, 2001 and ceased to amortize goodwill on that date. As of December 27, 2002, the Company recorded an adjustment of $6.8 million to increase goodwill relating to its acquisition of Rail Van, Inc. as of December 22, 2000.

We have allocated goodwill to the reporting units. The change in the carrying amount of goodwill as of December 26, 2003 and December 27, 2002 were as follows (in millions):

	Retail Segment	Wholesale Segment	Total
Balance at December 28, 2001	$258.2	$23.3	$281.5
Adjustment to Rail Van acquisition in 2000	6.8	-	6.8

Balance at December 27, 2002	265.0	23.3	288.3
Reclassification of Cartage	(44.3)	44.3	-

Balance at December 26, 2003	$220.7	$67.6	$288.3

The Company has completed its annual goodwill impairment tests, and concluded that no adjustments to the balance of goodwill were required.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the goodwill amortization, net of related income tax is as follows:

	Fiscal Year Ended
	Dec. 26, 2003	Dec. 27, 2002	Dec. 28, 2001
	(in millions, except per share amounts)
Net income:
Net income as reported	$31.3	$24.8	$7.0
Add: goodwill amortization, net of tax	-	-	5.1

Adjusted net income	$31.3	$24.8	$12.1

Basic earnings per share:
Net income as reported	$0.85	$0.81	$0.31
Effect of goodwill amortization	-	-	0.23

Adjusted net income	$0.85	$0.81	$0.54

Diluted earnings per share:
Net income as reported	$0.82	$0.74	$0.27
Effect of goodwill amortization	-	-	0.19

Adjusted net income	$0.82	$0.74	$0.46

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue Recognition

The Company’s wholesale segment’s stacktrain operation recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. The wholesale segment’s local cartage operation recognizes revenues when delivery requirements are met. Revenues from retail transportation activities including rail and truck brokerage and truck services are recorded when delivery requirements are met. Revenues from warehousing activities are recorded upon receipt at the warehouse and storage revenues are recorded as earned. Supply chain management/consulting services net revenues are recorded as earned. Revenues are reported net of volume rebates provided to customers.

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

Other Comprehensive Income

Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjust.	Derivative Instrument Fair Value, Net of Amortization	Total Other Comprehensive Income (Loss)

Beginning Balance December 31, 1999	$-	$-	$-

Activity during 2000 (net of $0.0 million tax)	0.1	-	0.1

Balance at December 29, 2000	$0.1	$-	$0.1

Activity during 2001 (net of $0.8 million tax)	(0.1)	(1.1)	(1.2)

Balance at December 28, 2001	$-	$(1.1)	$(1.1)

Activity during 2002 (net of $0.8 million tax)	-	1.1	1.1

Balance at December 27, 2002	$-	$-	$-

Activity during 2003 (net of $0.1 million tax)	(0.1)	-	(0.1)

Balance at December 26, 2003	$(0.1)	$-	$(0.1)

The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employees,” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company’s pro forma net income and earnings per share for 2003, 2002 and 2001 would have been:

	Fiscal Year Ended
	December 26, 2003	December 27, 2002	December 28, 2001
	(in millions, except per share amounts)

Net income, as reported	$31.3	$24.8	$7.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1.1	0.4	0.2

Net income, pro forma	$30.2	$24.4	$6.8

Earnings per share:
Basic, as reported	$0.85	$0.81	$0.31

Basic, pro forma	$0.82	$0.80	$0.30

Diluted, as reported	$0.82	$0.74	$0.27

Diluted, pro forma	$0.79	$0.73	$0.27

The fair value of each option granted was estimated on the date of grant with the following assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 3.5%, 5.4% and 5.6%; no dividend yield for all years; and expected option lives of 7 years for options granted for all years. The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $8.19, $3.68 and $3.16, respectively. For options granted in 2003, the Black-Scholes option pricing model was used assuming a volatility of 47% to determine the fair value of those options granted. All 2002 and 2001 options were granted prior to the Company’s IPO in June 2002 and no volatility was included in the model to determine fair value.

Earnings per Share

The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares. The computation of earnings per share-diluted includes the dilutive effect, if any, of outstanding Pacer Logistics 7.5% exchangeable preferred stock calculated using the as-if converted method, and common stock options. The Pacer Logistics 7.5% exchangeable preferred stock was exchanged for common stock as part of the Company’s IPO in June 2002 (see Note 2 to the Consolidated Financial Statements for a discussion of the IPO).

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. Management estimates that the Senior Subordinated Notes of

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$150.0 million (redeemed in July 2003, see Note 4) were valued at $154.5 million as of December 27, 2002, based on quoted market prices. The carrying value of long-term debt, other than the Senior Subordinated Notes, approximates fair value due to the floating nature of the interest rates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells primarily on net 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. The Company maintains an allowance for doubtful accounts.

The Company had no customers in 2003, 2002 or 2001 accounting for 10% or more of revenues.

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

The FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” in April 2003. SFAS 149 amends SFAS 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. SFAS 149 did not have a material effect on the Company’s results of operations or financial condition.

The FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. SFAS 150 did not have a material effect on the Company’s results of operations or financial condition.

NOTE 2. INITIAL PUBLIC OFFERING / SECONDARY OFFERING / SHELF REGISTRATION

On January 7, 2004, the Company filed with the SEC a registration statement, using a “shelf” registration process, providing for the issuance by the Company of up to $150.0 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by certain selling stockholders of 8,702,893 shares of common stock. The registration statement was declared effective on January 21, 2004. There are currently no arrangements in place for the Company to issue any additional securities.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 4, 2003, the Company completed an underwritten secondary offering of 7,285,508 shares of its common stock, including shares sold pursuant to the over-allotment option, on behalf of certain selling stockholders. There were no new shares issued and the Company received no proceeds from the offering. Fees and expenses related to the offering and paid by the Company were $1.2 million and were charged to the Selling, General and Administrative Expense line item on the Statements of Operations.

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

NOTE 3. STATEMENTS OF OPERATIONS

Other

Other operating expenses in 2001 included $1.9 million for the write-off of agent balances due to an agent bankruptcy, $1.6 million for the write-off of costs related to a postponed public offering and $0.5 million for early termination of a chassis and container maintenance agreement. For the 2003 and 2002 periods, there were no significant amounts relating to these types of matters.

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

	Severance	Facilities and Other	Total
Beginning balance December 29, 2000	$5.0	$2.7	$7.7

Accruals	0.8	0.8	1.6
Payments	(2.8)	(1.8)	(4.6)
Other	(1.2)	-	(1.2)

Balance at December 28, 2001	$1.8	$1.7	$3.5

Payments	(1.5)	(1.1)	(2.6)

Balance at December 27, 2002	$0.3	$0.6	$0.9

Payments	(0.3)	(0.4)	(0.7)

Balance at December 26, 2003	$-	$0.2	$0.2

The remaining facilities and other payments will be paid by the end of 2004.

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases are summarized as follows (in millions):

	December 26, 2003	December 27, 2002
Senior subordinated notes (11.75%; due June 1, 2007)	$-	$150.0
Term loan (3.99%; due June 10, 2010)	214.0	101.5
Subordinated note (8.0%; due January 13, 2003)	-	5.0
Capital lease obligations (Note 13)	0.1	0.1

Total	214.1	256.6
Less current portion	-	6.2

Long-term portion	$214.1	$250.4

In conjunction with the Company’s recapitalization and its acquisition of Pacer Logistics on May 28, 1999, the Company issued $150.0 million of 11.75% senior subordinated notes due June 1, 2007 and entered into a credit agreement that provided for a seven-year $135.0 million term loan due May 28, 2006 and a five-year $100.0 million revolving credit facility due May 28, 2004.

On June 10, 2003, the Company completed the refinancing of the existing term loan and revolving credit facilities and on July 10, 2003 redeemed the senior subordinated notes with proceeds from a new $330.0 million credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of a delayed-draw seven-year term loan facility due June 10, 2010 with an original principal amount of $255.0 million and a $75.0 million five-year revolving credit facility due June 10, 2008. On June 10, 2003, the Company drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility and paid $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay the $8.8 million redemption premium. In connection with the refinancing in June 2003, the Company charged to expense $1.2 million for the write-off of existing deferred loan fees and $0.2 million for loan breakage and commitment fees all related to the existing term loan and revolving credit facilities. In July 2003, the Company recorded a pre-tax charge of $10.7 million as a result of the senior subordinated note redemption, consisting of the $8.8 million redemption premium and $1.9 million of existing deferred loan fees.

On November 19, 2003 the Company negotiated a repricing for the delayed-draw seven-year term loan. The repricing resulted in an immediate reduction of ½ of 1 percent to the applicable margin. The applicable margin is subject to further reductions based upon the Company achieving certain financial ratios.

The delayed-draw seven-year term loan portion of the Senior Secured Credit Facility bears, at the Company’s option, interest at a base rate plus a margin between 1.50 percent to 1.75 percent per annum, or at a Eurodollar rate plus a margin between 2.50 percent to 2.75 percent per annum depending upon the leverage ratio attained. The revolving loan facility portion of the Senior Secured Credit Facility bears, at the Company’s option, interest at a base rate plus a margin between 1.25 percent to 2.25 percent per annum, or at a Eurodollar rate plus a margin between 2.25 percent to 3.25 percent per annum depending upon the leverage ratio attained. The base rate is the higher of the prime lending rate of the administrative agent, ½ of 1 percent in excess of the federal funds rate, or ½ of 1 percent or an adjusted certificate of deposit rate. The Senior Secured Credit Facility is guaranteed by all of the Company’s direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by the Company. The Senior Secured Credit Facility contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At December 26, 2003, the Company was in compliance with these covenants.

At December 26, 2003, the Company had $65.2 million available under the new $75.0 million revolving credit facility, net of $9.8 million of outstanding letters of credit. At December 26, 2003, $214.0 million was outstanding under the Senior Secured Credit Facility with a current interest rate of 3.99%. In addition to the refinancing amounts discussed above, during 2003, the Company repaid a net $42.5 million of long-term debt and capital lease obligations. Operating cash flows funded the repayment of the debt prior to and subsequent to the refinancing.

During 2002, the Company repaid $0.3 million in capital lease obligations, $70.8 million of the revolving credit facility and $70.2 million of the term loans. The repayment of the revolving credit facility and term loans was funded by the Company’s IPO (see Note 2) and operating cash flows.

Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 2003 and thereafter are as follows (in millions):

2004	$-
2005	6.6
2006	25.0
2007	25.0
2008	25.0
Thereafter	132.5

Total	$214.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5. HEDGING ACTIVITIES

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

NOTE 6. INCOME TAXES

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	Dec. 26, 2003	Dec. 27, 2002	Dec. 28, 2001
Current:
Federal	$1.6	$(4.1)	$(2.2)
State	1.3	0.5	(0.6)

Total current	2.9	(3.6)	(2.8)

Deferred:
Federal	13.0	17.4	4.5
State	1.9	3.0	1.9

Total deferred	14.9	20.4	6.4

Total provision	$17.8	$16.8	$3.6

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	Dec. 26, 2003	Dec. 27, 2002	Dec. 28, 2001
U.S. federal statutory rate	35.0%	35.0%	35.0%

Increases in rate resulting from:
State tax, net of federal benefit	4.1%	4.5%	6.9%

Revisions to prior years’ estimated liability including tax audit adjustments	(2.4)%	-	(21.3)%

Non-deductible book goodwill	-	-	9.0%

Other permanent book/tax differences	(0.4)%	0.9%	2.0%

Net effective tax rate	36.3%	40.4%	31.6%

For 2001, the revisions to prior years’ estimated liability including tax audit adjustments include tax planning revisions and other adjustments. The tax planning revisions relate to the implementation of a transfer pricing agreement between the Company and its Mexican subsidiary wherein the Company compensates its Mexican subsidiary for services rendered. The other adjustments relate to the closing of IRS examinations for the Company’s 1997-1999 fiscal years.

For 2003, the revisions to prior years’ estimated liability including tax audit adjustments primarily related to deductions arising from IPO costs incurred in 2002.

All federal income tax returns of Pacer International, Inc. are closed through 1998 and filed through 2002. In addition, the Company and its subsidiaries have various state income tax returns in the process of examination. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2003.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 26, 2003 and December 27, 2002 (in millions):

	December 26, 2003	December 27, 2002
Tax loss carry-forwards	$1.3	$4.4
Property and equipment	(8.5)	(7.8)
Allowance for doubtful accounts	1.8	2.0
Accrued liabilities	(5.0)	(1.8)
Tax basis in excess of book – recapitalization	41.7	51.1
Other	(3.5)	(5.2)

Total net deferred tax asset	$27.8	$42.7

Current deferred tax asset	$4.9	$5.5
Non-current deferred tax asset	42.0	54.4
Current deferred tax liability	(0.4)	(7.5)
Non-current deferred tax liability	(18.7)	(9.7)

Total net deferred tax asset	$27.8	$42.7

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

NOTE 7. 401(K) PLAN AND STOCK OPTION PLANS

Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2003, 2002 and 2001 were $1.4 million, $1.3 million and $1.2 million, respectively.

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan.

The 1999 plan provided for initial grants in 1999 to specified employees and subsequent grants in later years to other employees. All options were granted at fair value. The initial grants were divided into three tranches, Tranche A, Tranche B and Tranche C. Subsequent grants consisted of only Tranche B and Tranche C options. Tranche A options vest in five equal installments on the date of the grant’s first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant’s seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant’s first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of a portion of the Tranche B options is possible if a sale of the Company occurs prior to the date of grant’s fifth anniversary and the fair market value of the per share consideration to be received by the Company’s shareholders equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

substantially the same manner as Tranche B options, including partial acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. The 1999 plan also provided for options granted to non-employee directors, which vest in four equal installments on the date of grant’s first four anniversary dates. On June 18, 2002, the effective date of the Company’s 2002 plan discussed below, the Company ceased granting options under the 1999 plan.

Under the 1999 plan, a vested option that has not yet been exercised will automatically terminate on the first to occur of the grant’s tenth anniversary, ninety days following the employee’s termination of employment for any reason other than death or disability, twelve months following the employee’s termination of employment due to death or disability, or as otherwise determined by the committee.

Each option granted under the 1999 plan that is vested as of the date of the sale of the Company remains exercisable until the sale’s closing, after which time such option terminates and becomes unenforceable. Tranche A, Tranche B and Tranche C options that are not or do not become vested as of the sale of the Company will vest thereafter in accordance with the time vesting schedules described above, however, an option that vests after the Company is sold will remain exercisable for 10 days before such portion of the option terminates and is of no further force or effect. All options granted under the 1999 plan are nontransferable except upon death, by such employee’s will or the laws of descent and distribution, or transfers to family members of the employee that are approved by the committee.

On June 18, 2002, the first day that the Company’s common stock was traded on The Nasdaq Stock Market, the Company adopted the 2002 Stock Option Plan. At December 26, 2003, 1,378,687 shares of common stock are available for future grants under the 2002 plan. In addition, any shares issued under the 1999 plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for grant and issuance under the 2002 plan. Shares will again be available for grant and issuance under the 2002 plan that are subject to issuance upon exercise of an option granted under the 2002 plan that cease to be subject to the option for any reason other than exercise of the option, or have been issued upon the exercise of an option granted under the 2002 plan that are subsequently forfeited or repurchased by the Company at the original purchase price. In addition, on each January 1 of each year, commencing January 1, 2003, the aggregate number of shares reserved for issuance under the 2002 plan will increase automatically by a number of shares equal to 2.0% of the Company’s outstanding shares on the last day of the preceding year, except that the board of directors may, in its absolute discretion, determine with respect to any year that the automatic increase be less than 2.0% or that no automatic increase occur with respect to that year. No more than 2,500,000 shares of the Company’s common stock may be issued under the 2002 plan in the aggregate.

The 2002 plan terminates on May 25, 2012, the tenth anniversary of the date the board of directors approved the plan, unless it is terminated earlier by the board of directors. The 2002 plan is administered by the compensation committee. The compensation committee has the authority to construe and interpret the plan, make option grants and make all other determinations necessary or advisable for the administration of the plan. The 2002 plan provides for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options are available for grant only to the Company’s employees or employees of the Company’s subsidiaries. Nonqualified stock options are available for grant to employees, officers and directors of, advisors to, and independent consultants or independent contractors to, the Company or any of the Company’s subsidiaries. The exercise price of incentive stock options will be at least equal to the fair market value of the Company’s common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders will be at least equal to 110% of the fair market value of the Company’s common stock.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options granted under the 2002 plan may be exercisable only as they vest. The maximum term of options granted under the 2002 plan may not exceed ten years. Options granted under the 2002 plan may not be transferable in any manner other than by will or by the laws of descent and distribution. Generally, they may be exercisable only by the optionee during his or her lifetime. The compensation committee is authorized to determine otherwise and provide for alternative provisions in option agreements with respect to nonqualified options. Options granted under the 2002 plan generally are exercisable for a period of time after the termination of the optionee’s service to the Company or any of the Company’s subsidiaries. Options under the 2002 plan generally terminate immediately upon termination of employment for cause.

The following table summarizes the transactions of the Pacer International, Inc. 1999 Stock Option Plan originally adopted May 28, 1999 and the Pacer International, Inc. 2002 Stock Option Plan as of December 26, 2003.

	Common Stock	Weighted Avg. Exercise Price- Common	Preferred Stock	Weighted Avg. Exercise Price- Preferred

Balance at December 29, 2000	2,486,976	$6.01	27,498	$9.00

Granted	584,000	$12.50	-	-
Canceled or expired	(274,000)	$7.65	-	-
Exercised	(366,748)	$0.13	(27,498)	$9.00

Balance at December 28, 2001	2,430,228	$8.27	-	-

Options exercisable, end of year	515,562	$5.44	-	-
Granted	415,800	$15.00	-	-
Canceled or expired	(549,134)	$9.29	-	-
Exercised	(22,866)	$5.00	-	-

Balance at December 27, 2002	2,274,028	$9.29	-	-

Options exercisable, end of year	829,894	$7.17	-	-
Granted	289,000	$15.43	-	-
Canceled or expired	(189,940)	$13.76	-	-
Exercised	(335,470)	$9.38	-	-

Balance at December 26, 2003	2,037,618	$9.73	-	-

Options exercisable, end of year	672,726	$6.92	-	-
Options available for future grant	1,378,687	-	-	-

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding at December 26, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Common Stock
$ 4.30	58,728	5.1	$4.30	58,728	$4.30
$ 5.00	776,130	5.3	$5.00	424,938	$5.00
$ 10.00	249,900	6.3	$10.00	76,500	$10.00
$ 12.50	480,600	7.0	$12.50	70,600	$12.50
$ 13.74	106,000	9.1	$13.74	-	$13.74
$ 15.00	214,760	8.0	$15.00	41,960	$15.00
$ 15.78	124,500	9.4	$15.78	-	$15.78
$19.65 - $21.51	27,000	9.7	$20.17	-	$20.17

Total	2,037,618	6.5	$9.73	672,726	$6.92

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions recorded in the Statements of Operations. During 2003, APL Limited sold their holdings of Pacer International, Inc. common stock. At May 30, 2003, APL Limited was no longer a related party. The table below presents amounts only for the portion of 2003 that APL Limited was a related party.

		Five Months Ended May 30, 2003 1/	Fiscal Year Ended
Related Party	Type		December 27, 2002	December 28, 2001

Gross Revenues:
APL Limited	Freight transportation	$39.6	$81.2	$82.8
APL Limited	Avoided repositioning	9.1	18.4	17.4
APL Limited	International freight Management fee	2.8	6.6	6.6

Total related party revenues		$51.5	$106.2	$106.8

Operating Expenses:
Direct operating expenses:
APL Limited	Lease, maintenance and repair expense	$0.5	$3.4	$8.3

Selling, general and administrative expenses:
APL Limited	Administrative services	0.3	1.0	1.0
APL Limited	Information technology services	4.2	10.0	10.0
APL de Mexico, S.A. de C.V.	Agency services	-	-	0.1
Apollo Management	Management fee	0.5	0.5	0.5
Apollo Management	Secondary offering fees	1.2	-	-
Apollo Management	Shelf registration fees	0.3	-	-
A&G Investments	Facility lease	0.7	0.6	0.6
Keller, Uchida Realty
Resources LLC	Facility lease	1.8	1.8	1.8
Perimeter West	Facility lease	1.6	1.5	1.1

Total related party SG&A expenses		$10.6	$15.4	$15.1

Interest Expense:
Kelco Logistics, Inc.	$5.0 Million Sub Note	$0.2	$0.4	$0.4

Total related party expenses		$11.3	$19.2	$23.8

1/ Amounts for APL Limited are for five months ended May 30, 2003. All other amounts are for the fiscal year ended December 26, 2003.

The Company provides intermodal services to APL Limited. These services include moving containers from ports to inland points, moving containers from inland points to ports, and repositioning empty containers.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These transactions were performed on a cost reimbursement basis. Thus, no revenues or expenses were recognized for financial reporting purposes. The Company continues to handle APL Limited’s international traffic under contract for an annual management fee of $2.8 million for the first five months of 2003 and $6.6 million in 2002 and 2001.

In connection with the May 1999 recapitalization, the Company signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For the first five months of 2003, and the years 2002 and 2001, $0.3 million, $1.0 million and $1.0 million was paid for these services, respectively. In addition, APL Limited is currently providing the Company information technology services under a long-term agreement for an annual fee of $10.1 million (of which $3.4 million is subject to a 3% compound annual increase after May 2003). For the five months ended May 30, 2003 and the fiscal years ended December 27, 2002 and December 28, 2001, $4.2 million, 10.0 million and $10.0 million was paid for these services, respectively.

In addition, the Company receives compensation from APL Limited for the repositioning expense that APL Limited has avoided due to using APL Limited’s containers in surplus locations. The total amount of revenue recognized for these services was $9.1 million, $18.4 million and $17.4 million for the five months ended May 30, 2003 and the fiscal years ended December 27, 2002 and December 28, 2001, respectively. At May 30, 2003 and December 27, 2002, $3.5 million and $2.2 million was receivable from APL Limited, respectively.

The Company also provides services to the Automotive and Domestic Divisions of APL Limited. These services include moving containers primarily in the U.S. Mexico trade. The amount of revenue recognized for these services was $39.6 million, $81.2 million and $82.8 million for the five months ended May 30, 2003 and the fiscal years ended December 27, 2002 and December 28, 2001, respectively. At May 30, 2003 and December 27, 2002, $5.7 million and $4.2 million was receivable from APL Limited for these services.

The Company leases chassis from APL Limited for use in moving containers to and from ports and rail terminals. Amounts paid to APL Limited for the lease and maintenance of these chassis was $0.5 million, $3.4 million and $8.3 million for the five months ended May 30, 2003 and the fiscal years ended December 27, 2002 and December 28, 2001, respectively. At May 30, 2003 and December 27, 2002, $0.2 million and $0.4 million, respectively was payable to APL Limited for these services.

APL de Mexico, S.A. de C.V. (“APL Mexico”), a wholly owned Mexican subsidiary of APL Limited, provides various agency services to the Company with respect to its bills of lading in Mexico. Expenses recorded from APL Mexico were $0, $0, and $0.1 million for the five months ended May 30, 2003 and the fiscal years ended December 27, 2002 and December 28, 2001, respectively. Effective in 2001, the Company began using Pacer Stacktrain S. de R.L. de C.V. (“Pacer Mexico”), a wholly owned Mexican subsidiary of the Company, to handle the services previously provided by APL Mexico.

The Company is party to a registration rights agreement with Coyote Acquisition LLC (“Coyote I”) and Coyote Acquisition II LLC (“Coyote II” and together with Coyote I, “Coyote”) under which such affiliates have demand and incidental registration rights. As a result, at Apollo Management’s written request, the Company is obligated to prepare and file a registration statement covering the shares so requested to be registered by Coyote entities and their affiliates. In June 2003, at Coyote’s request, the Company filed a registration statement for an underwritten offer and sale of common stock by Apollo Investment Fund IV, L.P. (“AIF IV”) and Coyote. Under the terms of a shareholders’ agreement that expired when the secondary offering was completed, other holders of our common stock, including Jeffrey R. Brashares, the President, Rail/Intermodal Services – Retail Segment and Gerry Angeli, the President, Pacer Transport, were entitled to include their common stock in the registration statement and did so. The Company paid all of the fees and expenses in connection with the secondary offering

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(other than the underwriting discounts and commissions payable by the selling stockholders), amounting to $1.2 million.

On January 7, 2004, the Company filed a shelf registration statement under the Securities Act to register $150.0 million aggregate amount of securities of the Company comprising common stock, preferred stock and warrants to purchase preferred stock that may be offered and sold by the Company from time to time. Under the Company’s registration rights agreement with Coyote I and Coyote II, the Shelf Registration Statement also registered for sale from time to time all 8,702,893 shares of common stock beneficially owned by AIF and Coyote. The Company will bear all of the fees and expenses payable in connection with the Shelf Registration Statement (other than the underwriting discounts and commissions payable by AIF and Coyote), amounting to approximately $0.3 million through February 28, 2004.

The Company has entered into a management agreement with Apollo Management (“Apollo”), an affiliate of the Company’s principal shareholder, for financial and strategic services as the Board of Directors may reasonably request. The annual fee that has been paid for these services for the year ended December 26, 2003, December 27, 2002 and December 28, 2001 was $0.5 million. This agreement has been amended as of January 1, 2004, to reduce the annual fee to $0.25 million and to expire on December 31, 2004.

The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a former Director and Executive Vice President of the Company. Mr. Steiner is a stockholder and a former Executive Vice President of the Company. Lease payments were $0.7 million, $0.6 million and $0.6 million for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

The Company leases warehouse and dock facilities in Southern California from Kelco Logistics, Inc., and Keller Uchida Realty Resources LLC, which are owned by Messrs. Keller and Uchida. Mr. Keller is a stockholder and former President of the Warehousing and Distribution Division of the Company. Lease payments were $1.8 million for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

The Company paid scheduled semi-annual interest payments amounting to $0.2 million in 2003, $0.4 million in 2002 and 2001 to Kelco Logistics, Inc. on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets. The note was repaid in January 2003.

In connection with the acquisition of Rail Van, the Company assumed a lease of a building that had been entered into by Rail Van with Perimeter West LLC, an entity associated with Mr. Brashares and certain former shareholders of Rail Van. This lease commenced in April 2001, with an initial annual base rental payment of approximately $1.3 million. Lease payments were $1.6 million, $1.5 million and $1.1 million for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

Management believes that the terms of the related party transactions listed above were at fair market rates.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. Most of the lawsuits to which the Company is a party are covered by insurance and are being defended by insurance carriers.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Two subsidiaries of the Company engaged in the local cartage and harbor drayage operations, Interstate Consolidation, Inc., which was subsequently merged into Pacer Cartage, Inc., and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District, alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies (including insurance premium costs) allegedly wrongfully deducted from truck drivers’ earnings. The plaintiffs and defendants entered into a Judge Pro Tempore Submission Agreement on October 9, 1998, pursuant to which they waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. On August 11, 2000, the trial court issued its Statement of Decision, in which the former subsidiaries prevailed on all issues except one. The only adverse ruling was the trial court’s finding that the former subsidiaries failed to issue certificates of insurance to the owner-operators and therefore failed to disclose that in 1998 the former subsidiaries’ retention on their liability policy was $250,000. The trial court ordered that restitution of $488,978 be paid for this omission. On January 23, 2002, the trial court entered judgment on its decision. Plaintiffs’ counsel then appealed all issues except the independent contractor status of the drivers, and the Company appealed the disclosure and restitution issue. Appellate arguments were heard in November 2003. On December 12, 2003, the appellate court issued its decision, affirming the trial court’s decision on all issues except one. The appellate court reversed the trial court’s decision that the owner-operators could be charged for the worker compensation insurance coverage that they elected to obtain through our subsidiaries and remanded this issue to the trial court for a determination of whether this provision of the owner-operator agreement violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. The Company is seeking review at the California Supreme Court of this workers compensation related issue. The plaintiffs are seeking Supreme Court review of only one issue which the trial court and appellate court decided in the Company’s favor, namely that the Company’s subsidiaries’ providing insurance for their independent contractor owner-operators does not constitute engaging in the insurance business without a license under California law. Based upon information presently available and in light of legal and other defenses, management does not expect these legal proceedings to have a material adverse impact on our consolidated financial position, results of operations or liquidity.

The Company has a commitment to acquire 3,520 53-foot containers and anticipates financing the containers through an operating lease. Delivery will take place during 2004.

NOTE 10. SEGMENT INFORMATION

The Company has two reportable segments, the wholesale segment and the retail segment, that have separate management teams and offer different but related products and services. During the fourth quarter of 2003, the Company’s local cartage operations began reporting to the wholesale segment’s management. All cartage amounts have been reclassified from the retail segment to the wholesale segment to reflect this management change. The wholesale segment provides intermodal rail service in North America by selling intermodal service primarily to transportation intermediaries and international shipping companies pursuant to agreements with railroads, along with the local cartage operations. The retail segment provides truck brokerage and truck services, intermodal marketing, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

International revenues generated by the Company’s retail segment for 2003 were $97.1 million in Europe and $6.1 million in Canada. The Company’s wholesale segment generated $43.9 million in revenues for 2003 from Mexico. International revenues generated by the Company’s retail segment for 2002 were $91.7 million in Europe and $3.4 million in Canada. The Company’s wholesale segment generated $49.8 million in revenues for 2002 from Mexico. International revenues generated by the Company’s retail segment for 2001 were $108.8 million in Europe and $7.6 million in Canada. The Company’s wholesale segment generated

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$54.5 million in revenues for 2001 from Mexico. The Company’s asset base is predominantly in the United States.

The following table presents reportable segment information for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001 (in millions):

	Wholesale	Retail	Corp./Other	Consolidated

Fiscal year ended December 26, 2003
Gross revenues	$923.1	$872.3	$(126.8)	$1,668.6
Net revenues	253.8	121.1	-	374.9
Income from operations	79.4	13.3	(13.5)	79.2
Loss on extinguishment of debt	-	-	12.1	12.1
Depreciation and amortization	4.0	3.9	-	7.9
Capital expenditures	0.6	2.8	-	3.4
Total assets	416.7	195.2	(17.4)	594.5
Fiscal year ended December 27, 2002
Gross revenues	$854.1	$882.5	$(128.4)	$1,608.2
Net revenues	227.7	123.5	-	351.2
Income from operations	60.7	20.2	(6.8)	74.1
Loss on extinguishment of debt	-	-	0.8	0.8
Depreciation and amortization	5.1	5.0	-	10.1
Capital expenditures	6.1	2.6	-	8.7
Total assets	445.7	240.8	(68.1)	618.4
Fiscal year ended December 28, 2001
Gross revenues	$858.0	$915.6	$(102.7)	$1,670.9
Net revenues	201.9	131.2	-	333.1
Income from operations	42.7	14.2	(5.9)	51.0
Depreciation and amortization	5.9	12.4	-	18.3
Capital expenditures	8.4	6.2	-	14.6
Total assets	450.1	247.7	(64.9)	632.9

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $126.8 million, $128.4 million and $102.7 million for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 26, 2003 and December 27, 2002 (in millions):

	2003	2002
Railcars	$26.7	$26.8
Containers and chassis	25.7	25.7
Leasehold improvements and other (including computer hardware and software)	33.2	30.1
Software under development	11.5	11.5

Total	97.1	94.1
Less: accumulated depreciation and amortization	(45.1)	(37.0)

Property and equipment, net	$52.0	$57.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation of property and equipment was $7.9 million, $10.1 million and $10.8 million for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. In addition, the Company recorded $7.5 million of amortization expense for the year ended December 28, 2001. The Company retired $0.2 million, $0.9 million and $0.8 million of accumulated depreciation associated with the sale of containers and chassis in 2003, 2002 and 2001, respectively. Equipment under capital lease are included above with a cost of $1.1 million and $1.1 million and accumulated amortization of $1.0 million and $1.0 million at December 26, 2003 and December 27, 2002, respectively.

During 2003, the Company had capital expenditures of $3.4 million which included $0.7 million for trailers at the truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. The Company received $0.2 million from the sale of containers and other equipment and retired $0.4 million of property during the year.

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

As part of the recapitalization of the Company and its acquisition of Pacer Logistics in May 1999, the Company received $39.6 million in net proceeds from the sale and leaseback of 199 railcars originally purchased in 1998. A deferred gain of $1.6 million was recorded upon sale and is being amortized over the 13-year life of the lease.

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At December 26, 2003, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. Since the Company was unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002, the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against the Company for failing to continue to make progress payments following the developer’s breach of the contract. The Company has denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding commenced by the Company, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. The assignee has not yet confirmed what course of action it will take with respect to the arbitration proceeding. The arbitration has been extended pending

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the assignee’s determination of its course of action. As a result, the Company is unable to assess the likely outcome of the arbitration but intends vigorously to pursue its claims, including its right to receive all software developed under the contract, and to defend itself from the developer’s counterclaims, if necessary. The Company will continue to avail itself of the services and support under its existing long-term agreement with APL Limited pending the outcome of the arbitration and the conversion project.

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

NOTE 12. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities at December 26, 2003 and December 27, 2002 were as follows (in millions):

	2003	2002
Accounts payable	$72.6	$75.3
Accrued rail liability	37.8	36.9
Accrued volume rebates payable	15.1	18.5
Accrued equipment maintenance and lease	9.3	7.0
Accrued acquisition costs	-	0.6
Accrued compensation and benefits	7.5	7.7
Accrued freight payable	4.3	9.8
Accrued administrative costs	0.3	2.2
Merger and severance	-	0.9
Accrued interest payable	1.0	2.7
Other accrued liabilities	13.4	14.6

Total accounts payable and other accrued liabilities	$161.3	$176.2

NOTE 13. LEASES

The Company leases doublestack railcars, containers, chassis, data processing equipment and other property. Future minimum lease payments under noncancelable leases at December 26, 2003 for the five years subsequent to 2003 and thereafter are summarized as follows (in millions):

	Capital Leases	Operating Leases
2004	$-	$60.1
2005	0.1	55.2
2006	-	44.4
2007	-	38.2
2008	-	32.1
Thereafter	-	138.0

Total minimum payments	0.1	$368.0

Less amount representing interest (at an effective rate of 3.4%)	-

Present value of minimum lease payments	$0.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense was $90.1 million, $88.5 million and $85.6 million for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. The net book value of property under capital lease at December 26, 2003 and December 27, 2002 was approximately $0.1 million and $0.1 million, respectively.

During 2003, the Company received 3,530 primarily 53-ft. leased containers and 2,604 primarily leased chassis and returned 1,693 primarily 48-ft leased containers and 1,530 primarily leased chassis. During 2003, five railcars were destroyed.

The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in gross revenues. Rental income was $62.3 million, $61.9 million and $52.5 million for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in millions):

	Fiscal Year Ended
	Dec. 26, 2003	Dec. 27, 2002	Dec. 28, 2001
Cash payments:

Interest	$19.9	$31.3	$35.3

Income taxes	$1.1	$1.1	$1.0

NOTE 15. MINORITY INTEREST

Pursuant to the Company’s recapitalization and its acquisition of Pacer Logistics in May 1999, 24,300 of Pacer Logistics’ one million authorized shares of preferred stock were issued to certain management shareholders of Pacer Logistics as 7.5% exchangeable preferred stock on May 28, 1999. The remainder was reserved for issuance by Pacer Logistics as payment-in-kind dividends of 7.5% annually. Dividends on the preferred stock ceased to accrue as of May 28, 2001. The preferred shares were convertible into 200 shares of Pacer International common stock for each preferred share, and in conjunction with the Company’s initial public offering of common stock in June 2002, the Company issued 4,469,688 shares of common stock upon the exchange of all 22,348.44 outstanding shares of Pacer Logistics exchangeable preferred stock.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Numerator:
Net income – basic	$31.3	$24.8	$7.0
Minority interest (a)	-	-	0.8

Numerator for earnings per share-diluted	$31.3	$24.8	$7.8

Denominator:
Denominator for earnings per share-basic-
Common shares outstanding	37,003,785	30,575,940	22,996,462

Effect of dilutive securities:
Stock options	984,912	766,136	821,802
Exchangeable preferred stock of subsidiary	-	2,031,676	4,469,688

Denominator for earnings per share-diluted	37,988,697	33,373,752	28,287,952

Earnings per share-basic	$0.85	$0.81	$0.31

Earnings per share-diluted	$0.82	$0.74	$0.27

(a) The minority interest is the dividend on the preferred stock of a subsidiary that accrued up until May 2001. For the purposes of calculating diluted earnings per share this minority interest is added to net income as the preferred stock is assumed to be converted.

Options to purchase 10,000 shares of common stock at $19.65 per share, 10,000 at $19.76 per share and 7,000 at $21.51 per share were outstanding during 2003 but were not included in the computation of diluted earnings per share for the year ended December 26, 2003 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 403,800 shares of common stock at $15.00 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share for the year ended December 27, 2002 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 838,000 shares of common stock at $12.50 per share were outstanding during 2001 but were not included in the computation of diluted earnings per share for the year ended December 28, 2001 because the options’ exercise price was greater than the average market price of the common shares.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2003 and 2002 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Fiscal year ended December 26, 2003

Gross revenues	$395.9	$404.0	$412.3	$456.3
Net revenues	94.5	89.9	90.5	100.0
Income from operations	18.7	19.5	19.3	21.7
Net income	7.4	7.6	4.9	11.4
Basic earnings per share	$0.20	$0.21	$0.13	$0.31
Diluted earnings per share	$0.20	$0.20	$0.13	$0.30

Fiscal year ended December 27, 2002

Gross revenues	$382.4	$401.1	$391.5	$433.2
Net revenues	83.6	84.8	88.1	94.7
Income from operations	15.7	17.8	20.5	20.1
Net income	3.7	5.1	8.2	7.8
Basic earnings per share (a)	$0.16	$0.20	$0.22	$0.23
Diluted earnings per share (a)	$0.13	$0.17	$0.22	$0.21

(a)	Earnings per share for the first quarter of 2002 in the table above are different than previously reported on Form 10-Q as they have been adjusted to reflect the Company’s 2 for 1 stock split immediately prior to the June 2002 IPO.

S-1

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other	Balances at End of Fiscal Period

December 26, 2003
Allowance for doubtful accounts	$(5.7)	$(1.6)	$3.1		$(4.2)

December 27, 2002
Allowance for doubtful accounts	$(7.0)	$(1.8)	$3.1		$(5.7)

December 28, 2001
Allowance for doubtful accounts	$(9.0)	$(3.3)	$5.3		$(7.0)

(1)	Represents write-off of amounts.

EXHIBIT INDEX

Exhibit	Document Description

10.38	Amendment to the Management Agreement dated as of May 28, 1999 between Pacer International, Inc. and Apollo Management IV, L.P.

10.39	Master Equipment Lease Agreement dated December 1, 2003 by and between Fleet Capital Corporation and Pacer International, Inc. for 53 foot steel containers.

10.40	Employment Agreement dated as of December 1, 2003 between Pacer Global Logistics, Inc. and Charles C. Hoffman.

10.41	Employment Agreement dated as of October 1, 2003 between Pacer International, Inc. and Michael Uremovich.

14	Code of Ethics

21.1	Subsidiaries of Registrant

23	Consent of Independent Accountants

31.1	Certification of D.C. Orris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L.C. Yarberry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of D.C. Orris and L.C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.