Form 10-Q
period 2004-04-02
PACER INTERNATIONAL INC
filed 2004-05-07
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2004

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common stock, $.01 par value per share	37,247,803 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED APRIL 2, 2004

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2004	December 26, 2003
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$0.8
Accounts receivable, net of allowances of $4.0 million and $4.2 million, respectively	200.7	203.0
Prepaid expenses and other	7.6	11.7
Deferred income taxes	4.3	4.5

Total current assets	212.6	220.0

Property and equipment
Property and equipment at cost	97.6	97.1
Accumulated depreciation	(46.9)	(45.1)

Property and equipment, net	50.7	52.0

Other assets
Goodwill	288.3	288.3
Deferred income taxes	21.7	23.3
Other assets	15.8	10.9

Total other assets	325.8	322.5

Total assets	$589.1	$594.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$160.9	$161.3

Total current liabilities	160.9	161.3

Long-term liabilities
Long-term debt and capital leases	199.1	214.1
Other	3.1	3.0

Total long-term liabilities	202.2	217.1

Total liabilities	363.1	378.4

Commitments and contingencies (Notes 4 and 7)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized 37,247,803 and 37,167,518 issued and outstanding at April 2, 2004 and December 26, 2003, respectively	0.4	0.4
Additional paid-in-capital	274.6	274.2
Unearned compensation	(0.1)	(0.2)
Accumulated deficit	(48.8)	(58.2)
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	226.0	216.1

Total liabilities and stockholders’ equity	$589.1	$594.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 2, 2004	April 4, 2003
	(in millions, except share and per share data)
Gross revenues	$417.5	$395.9
Cost of purchased transportation and services	324.0	301.4

Net revenues	93.5	94.5

Operating expenses:
Direct operating expenses	28.9	29.5
Selling, general and administrative expenses	44.7	44.1
Depreciation and amortization	1.9	2.2

Total operating expenses	75.5	75.8

Income from operations	18.0	18.7

Interest expense	2.7	6.4

Income before income taxes	15.3	12.3
Income taxes	5.9	4.9

Net income	$9.4	$7.4

Earnings per share (Note 9):
Basic:
Earnings per share	$0.25	$0.20

Weighted average shares outstanding	37,232,267	36,854,302

Diluted:
Earnings per share	$0.25	$0.20

Weighted average shares outstanding	38,227,961	37,551,452

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended April 2, 2004

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 26, 2003	37,167,518	$0.4	$274.2	$(0.2)	$(58.2)	$(0.1)	$216.1

Net income	—	—	—	—	9.4	—	9.4

Total comprehensive income	—	—	—	—	9.4	—	9.4
Amortization – unearned compensation	—	—	(0.1)	0.1	—	—	—
Tax benefit from exercise of stock options	—	—	0.1	—	—	—	0.1
Issuance of common stock for exercise of options	80,285	—	0.4	—	—	—	0.4

Balance April 2, 2004	37,247,803	$0.4	$274.6	$(0.1)	$(48.8)	$(0.1)	$226.0

Total comprehensive income for the quarter ended April 4, 2003 was $7.4 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 2, 2004	April 4, 2003
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9.4	$7.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.9	2.2
Deferred taxes	1.8	4.8
Gain on sale of property and equipment	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable, net	2.3	14.1
Prepaid expenses and other	(0.8)	(5.8)
Accounts payable and other accrued liabilities	(3.1)	(8.1)
Other	0.1	(0.2)

Net cash provided by operating activities	11.6	14.3

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(0.6)	(1.3)
Proceeds from sales of property and equipment	0.1	0.1

Net cash used in investing activities	(0.5)	(1.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	2.7	(3.6)
Proceeds from exercise of stock options	0.4	0.2
Debt, revolving credit facility and capital lease obligation repayment	(15.0)	(10.3)

Net cash used in financing activities	(11.9)	(13.7)

Effect of exchange rate changes on cash	—	0.6

NET DECREASE IN CASH AND CASH EQUIVALENTS	(0.8)	—
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	0.8	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 2, 2004 and December 26, 2003 and for the three months ended April 2, 2004 and April 4, 2003 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 26, 2003 included in the Company’s Form 10-K/A as filed with the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements as of April 2, 2004 and December 26, 2003 and for the three months ended April 2, 2004 and April 4, 2003 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Business and Industry Segments

Pacer is a non-asset based logistics provider that facilitates the movement of freight by trailer or container using various modes of transportation. The Company provides these services from two operating segments; the “wholesale” segment and the “retail” segment. Our wholesale segment provides intermodal rail transportation and local trucking services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. Our retail segment provides truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At April 2, 2004 and December 26, 2003, accounts receivable included unbilled amounts of $20.1 million and $22.3 million, respectively.

Financial Instruments

The carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The carrying value of long-term debt approximates fair value due to the floating nature of the interest rates.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive income (loss) consists of the following (in millions):

Foreign Currency Translation Adjust.
Balance at December 26, 2003	$(0.1)
Activity during 2004 (net of tax)	—

Balance at April 2, 2004	$(0.1)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income (in millions) and earnings per share for the three months ended April 2, 2004 and April 4, 2003 would have been:

	Three Months Ended
	April 2, 2004	April 4, 2003
Net income, as reported	$9.4	$7.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.3	0.2

Net income, pro forma	$9.1	$7.2

Earnings per share:
Basic, as reported	$0.25	$0.20

Basic, pro forma	$0.24	$0.20

Diluted, as reported	$0.25	$0.20

Diluted, pro forma	$0.24	$0.19

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of each option granted was estimated on the date of grant with the following assumptions for the three months ended April 2, 2004 and April 4, 2003, respectively: risk-free interest rate of 3.60% and 4.47%; no dividend yield for either period; and expected option lives of 7 years for options granted for each period. The weighted average fair value per share of options granted during the three months ended April 2, 2004 and April 4, 2003 was $10.47 and $8.51, respectively. For options granted in the three month periods ended April 2, 2004 and April 4, 2003, the Black-Scholes option pricing model was used assuming a volatility of 47% and 45%, respectively, to determine the fair value of those options granted.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires a variable interest entity to be consolidated by a company that is considered to be the primary beneficiary of that variable interest entity. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. The Company adopted FIN 46-R in the first quarter of 2004 and it did not have a material impact on its results of operations or financial condition.

NOTE 2. SHELF REGISTRATION / SECONDARY OFFERING

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

On April 8, 2004, the Company filed with the SEC a supplement to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of 4,000,000 shares of the Company’s common stock for $20.07 per share in an underwritten public offering. The underwriter proposes to offer such shares of common stock from time to time for sale in one or more negotiated transactions or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. There were no new shares issued and the Company received no proceeds from the offering. The Company paid $0.3 million of fees and expenses related to the offering and charged the costs to the Selling, General and Administrative Expense line item on the Statement of Operations.

NOTE 3. MERGER AND SEVERANCE

During 2000 and 2001, the Company recorded charges totaling $9.3 million relating to the consolidation of retail and wholesale segment operations. The charges included amounts primarily for severance of employees and additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required. At April 2, 2004, $0.1 million of facility and other costs were remaining to be paid. All severance amounts have been paid and the facility and other amounts will be paid by the end of 2004.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4. CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At April 2, 2004, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

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

NOTE 5. LONG-TERM DEBT

During 2003, the Company completed the refinancing of the existing term loan and revolving credit facilities and redeemed the senior subordinated notes with a new $330.0 million credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a seven-year term loan facility due June 10, 2010 with an original principal amount of $255.0 million and a $75.0 million five-year revolving credit facility due June 10, 2008. In November, 2003, the Company negotiated a repricing for the seven year term loan under the Senior Secured Credit Facility that resulted in an immediate reduction of ½ of 1% to the applicable margin. The applicable margin is subject to further reductions based on the Company achieving certain financial ratios specified in the facility agreement.

At April 2, 2004, the Company had $64.1 million available under the new $75.0 million revolving credit facility, net of $10.9 million of outstanding letters of credit. At April 2, 2004, the term loan of $199.0 million was outstanding with a current interest rate of 3.9%. During the three months ended April

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2, 2004 and April 4, 2003, the Company repaid $15.0 million and $10.3 million, respectively, of long-term debt and capital lease obligations. Operating cash flows funded the repayment of the debt.

Long-term debt and capital leases are summarized as follows: (in millions):

April 2, 2004
Term loan (3.9%; due June 10, 2010)	$199.0
Revolving credit facility (due June 10, 2008)	—
Capital lease obligations	0.1

Total	199.1
Less current portion	—

Long-term portion	$199.1

Contractual maturities of long-term debt (including capital lease obligations) subsequent to April 2, 2004 are as follows (in millions):

Remaining in 2004	$—
2005	0.1
2006	16.5
2007	25.0
2008	25.0
2009	25.0
2010	107.5

Total	$199.1

NOTE 6. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the three-month periods ended April 2, 2004 and April 4, 2003, respectively.

	Three Months Ended
	April 2, 2004	April 4, 2003
Common Stock Options
Granted
@ $13.74 per share	—	111,000
@ $19.66 per share	99,000	—

Subtotal	99,000	111,000

Exercised
@ $4.31 per share	58,728	—
@ $5.00 per share	11,357	31,500
@ $10.00 per share	6,000	100
@ $12.50 per share	4,200	—

Subtotal	80,285	31,600

Canceled or Expired
@ $5.00 per share	17,998	—
@ $12.50 per share	12,000	6,400
@ $15.00 per share	34,760	15,000

Subtotal	64,758	21,400

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

Two subsidiaries of the Company engaged in the local cartage and harbor drayage operations, Interstate Consolidation, Inc., which was subsequently merged into Pacer Cartage, Inc., and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District (the “Albillo” case), alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies (including insurance premium costs) allegedly wrongfully deducted from truck drivers’ earnings. The plaintiffs and defendants entered into a Judge Pro Tempore Submission Agreement in October 1998, pursuant to which they waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. In August 2000, the trial court ruled in our favor on all issues except one, namely that in 1998 our subsidiaries failed to issue to the owner-operators new certificates of insurance disclosing a change in our subsidiaries’ liability insurance retention amount, and ordered that restitution of $488,978 be paid for this omission. Plaintiffs’ counsel then appealed all issues except one (the independent contractor status of the drivers), and our subsidiaries appealed the insurance retention disclosure issue. In December 2003, the appellate court affirmed the trial court’s decision as to all but one issue, reversed the trial court’s decision that the owner-operators could be charged for the worker compensation insurance coverage that they elected to obtain through our subsidiaries, and remanded back to the trial court the question of whether the collection of worker compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. The Company sought review at the California Supreme Court of this workers compensation issue, and the plaintiffs sought review only of whether our subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review. As a result, the only remaining issue is whether our subsidiaries’ collection of worker compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. The schedule for this new trial, which will be litigated in the same trial court that heard the original case, has not yet been set. The same law firm prosecuting the Albillo case has filed a separate class action lawsuit in the same jurisdiction on behalf of a putative class of owner-operators (the “Renteria” class action) who are purportedly not included in the Albillo class. The claims in the Renteria case, which is being stayed pending full and final disposition of the remaining issue in Albillo, mirror those in Albillo, specifically, that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law, and second, that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. We believe that the final disposition of the insurance issue in Albillo in our favor precludes the plaintiffs from re-litigating this issue in Renteria. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of our legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect these legal proceedings to have a material adverse impact on our consolidated financial position, results of operations or liquidity.

The Company has a commitment to acquire 5,174, 53-foot containers and 1,715 chassis, and anticipates financing through operating leases. Delivery will take place by the end of the first quarter of 2005. The Company also has a commitment to acquire an intermodal drayage software system for the cartage division of our wholesale segment during 2004. This project is expected to cost approximately $1.2 million.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8. SEGMENT INFORMATION

The Company has two reportable segments, the wholesale segment and the retail segment, that have separate management teams and offer different but related products and services. During the fourth quarter of 2003, the Company’s local cartage operations began reporting to the wholesale segment’s management. All cartage amounts have been reclassified from the retail segment to the wholesale segment to reflect this management change. The wholesale segment provides intermodal rail service in North America by selling intermodal service primarily to transportation intermediaries and international shipping companies pursuant to agreements with railroads, and also provides local cartage operations. The retail segment provides truck brokerage and truck services, intermodal marketing, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

International revenues generated by the Company’s retail segment for the first three months of 2004 were $24.9 million in Europe and $3.4 million in Canada. The Company’s wholesale segment generated $9.4 million in revenues for the first three months of 2004 from Mexico.

International revenues generated by the Company’s retail segment for the first three months of 2003 were $23.8 million in Europe and $1.6 million in Canada. The Company’s wholesale segment generated $10.4 million in revenues for the first three months of 2003 from Mexico.

For the three month periods ended April 2, 2004 and April 4, 2003, the Company had no customers that contributed more than 10% of the Company’s total gross revenues.

The following table presents reportable segment information for the three months ended April 2, 2004 and April 4, 2003 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended April 2, 2004
Gross revenues	$238.2	$210.3	$(31.0)	$417.5
Net revenues	65.1	28.4	—	93.5
Income from operations	19.0	2.0	(3.0)	18.0
Depreciation	1.0	0.9	—	1.9
Capital expenditures	—	0.6	—	0.6
Total assets	395.2	210.7	(16.8)	589.1

3 Months ended April 4, 2003
Gross revenues	$226.7	$202.4	$(33.2)	$395.9
Net revenues	63.7	30.7	—	94.5
Income from operations	16.8	4.8	(2.8)	18.7
Depreciation and amortization	1.1	1.1	—	2.2
Capital expenditures	0.1	1.2	—	1.3
Total assets	449.6	224.4	(72.4)	601.6

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $31.0 million and $33.2 million for the three month periods ending April 2, 2004 and April 4, 2003, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	April 2, 2004	April 4, 2003
Numerator:
Net income – basic	$9.4	$7.4

Denominator:
Denominator for earnings per share-basic- Common shares outstanding	37,232,267	36,854,302
Effect of dilutive securities:
Stock options	995,694	697,150

Denominator for earnings per share-diluted	38,227,961	37,551,452

Earnings per share-basic	$0.25	$0.20

Earnings per share-diluted	$0.25	$0.20

Options to purchase 7,000 shares of common stock at $21.51 per share were outstanding during the first quarter of 2004 but were not included in the computation of diluted earnings per share for the three months ended April 2, 2004 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 304,800 shares of common stock at $15.00 per share and 111,000 shares at $13.74 per share were outstanding during the first quarter of 2003 but were not included in the computation of diluted earnings per share for the three months ended April 4, 2003 because the options’ exercise price was greater than the average market price of the common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including a discussion of our Critical Accounting Policies, and the footnotes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K/A for fiscal year 2003.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Industry trends;

•	Increases in our leverage;

•	Changes in our business strategy, development plans or cost savings plans;

•	Our ability to integrate acquired businesses;

•	The loss of one or more of our major customers;

•	Competition;

•	Availability of qualified personnel;

•	Changes in, or the failure to comply with, government regulation;

•	Terrorism and acts of war; and

•	The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including those set forth under the caption “Risks Related to Our Business” in our annual report on Form 10-K/A for fiscal year 2003 filed March 11, 2004.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Executive Summary

Overall, the first quarter of 2004 was one of our strongest first quarter financial performances in the last three years. Gross revenues, net income and diluted earnings per share were all above those for the first quarters of 2002 and 2003. Our operating cash flows remain strong and we repaid $15.0 million of debt during the first quarter of 2004. While our next required debt payment is not until June 30, 2006, we intend to continue to make voluntary debt payments with our operating cash flows.

Our wholesale Stacktrain operations continue to be the strength of the company, contributing $18.1 million of income from operations for the quarter. All three Stacktrain lines of business increased volumes for the 2004 quarter over the 2003 quarter; third-party domestic up 8.1%, automotive up 2.5% and international up 0.7%. Our cartage operations were also able to increase revenues by $3.7 million due to increased revenues at the newer cartage locations added in late 2002 and early 2003 and from cartage operations in the Los Angeles basin. Our retail segment results, while considerably better than the fourth quarter of 2003, continue to require additional management focus. Results for the first quarter of 2004 improved over the comparable 2003 quarter for all retail lines of business with the exception of rail brokerage and warehousing and distribution. During the first quarter of 2004, we have brought on managers in charge of yield management and pricing, and in March 2004, we reassigned the senior business development executive for the wholesale segment to serve as the Chief Commercial Officer for our retail operation to further increase our focus on retail business development. We continue to believe that our retail segment holds the most promise for future growth for our company with the wide variety of retail service offerings available.

The overall gross margin percentage for the first quarter of 2004 of 22.4% was on plan but below the 23.9% of the first quarter of 2003. We expected the margin percentage on wholesale segment operations to decline and it did, due primarily to a business mix change in the wholesale automotive line of business. The retail segment gross margin percentage declined due to changes in business mix. New Department of Transportation hours of service rules that limit the amount of time truck drivers can spend driving before rest is required went into effect on January 4, 2004. The new rules have had a minimal impact on our trucking operations.

We are continuing to implement approximately 50 key objectives underway throughout the company to drive operational efficiencies and improve income from operations and operating cash flows.

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

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with our customers and have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operations recognize revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our Stacktrain operation offers volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. Our wholesale cartage operations and our retail segment recognize revenue after services have been completed.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Historically, our actual losses have been consistent with our allowance for doubtful accounts. However, unexpected or significant future changes could result in a material impact to future results of operations.

Deferred Tax Assets. At April 2, 2004, we have recorded net deferred tax assets of $26.0 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $67.4 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001. SFAS 142 requires periodic tests for impairment and recognition of impairment losses under certain circumstances.

Results of Operations

Three Months Ended April 2, 2004 Compared to Three Months Ended April 4, 2003

The following table sets forth our historical financial data by reportable segment for the three months ended April 2, 2004 and April 4, 2003 (in millions).

	2004	2003	Change	% Change
Gross revenues
Wholesale	$238.2	$226.7	$11.5	5.1%
Retail	210.3	202.4	7.9	3.9
Inter-segment elimination	(31.0)	(33.2)	2.2	(6.6)

Total	417.5	395.9	21.6	5.5
Cost of purchased transportation and services
Wholesale	173.1	163.0	10.1	6.2
Retail	181.9	171.6	10.3	6.0
Inter-segment elimination	(31.0)	(33.2)	2.2	(6.6)

Total	324.0	301.4	22.6	7.5
Net revenues
Wholesale	65.1	63.7	1.4	2.2
Retail	28.4	30.8	(2.4)	(7.8)

Total	93.5	94.5	(1.0)	(1.1)
Direct operating expenses
Wholesale	28.9	29.5	(0.6)	(2.0)
Retail	—	—	—	—

Total	28.9	29.5	(0.6)	(2.0)
Selling, general & administrative expenses
Wholesale	16.1	16.3	(0.2)	(1.2)
Retail	25.6	25.0	0.6	2.4
Corporate	3.0	2.8	0.2	7.1

Total	44.7	44.1	0.6	1.4
Depreciation and amortization
Wholesale	1.1	1.1	—	—
Retail	0.8	1.1	(0.3)	(27.3)

Total	1.9	2.2	(0.3)	(13.6)
Income from operations
Wholesale	19.0	16.8	2.2	13.1
Retail	2.0	4.7	(2.7)	(57.4)
Corporate	(3.0)	(2.8)	(0.2)	7.1

Total	18.0	18.7	(0.7)	(3.7)

Interest expense	2.7	6.4	(3.7)	(57.8)
Income taxes	5.9	4.9	1.0	20.4
Net income	$9.4	$7.4	$2.0	27.0%

Gross Revenues. Gross revenues increased $21.6 million, or 5.5%, for the three months ended April 2, 2004 compared to the three months ended April 4, 2003. Gross revenues in our retail segment increased $7.9 million due primarily to increased automotive shipments in our truck brokerage and truck services divisions, strong government overseas relief shipments in our international freight forwarding division, and increased revenues from several supply chain services customers. These increases were partially offset by reduced revenues in our rail brokerage and warehousing and distribution divisions due to the loss of a few customers during 2003 that are in the process of being replaced.

Wholesale segment gross revenues increased $11.5 million, reflecting a $7.8 million increase in Stacktrain revenue and a $3.7 million increase in cartage revenue. The increase in cartage revenue resulted primarily from increased revenue at the newer cartage locations added in late 2002 or early 2003 and from cartage operations in the Los Angeles basin. Stacktrain results reflected increases in wholesale third-party domestic and wholesale automotive shipments as well as a small increase in wholesale international shipments. The increase in wholesale third-party domestic operations was a result of increased freight revenues from several intermodal marketing companies. Domestic volumes increased 8.1% over the 2003 period. Automotive volumes increased 2.5% over the 2003 period, but because of a change in customer mix, the automotive revenue per container and freight revenues were below the 2003 period partially offsetting the overall Stacktrain revenue increase noted above. The wholesale international operations increase in freight revenues was primarily the result of increases from existing customers. International container volumes were 0.7% above the 2003 quarter.

Our retail segment usage of our wholesale segment for rail transportation decreased by $2.2 million, or 6.6%, in the 2004 quarter compared to the 2003 quarter reflecting reduced rail brokerage shipments. Cross-selling activities within the retail segment increased by $2.2 million in the 2004 quarter compared to the 2003 quarter.

Net Revenues. Net revenues decreased $1.0 million, or 1.1%, for the 2004 quarter compared to the 2003 quarter. The retail segment’s net revenues decreased $2.4 million reflecting the reduced revenues in the rail brokerage and warehousing and distribution divisions. In addition, the warehousing and distribution division incurred costs, reducing net revenue, related to vacating temporary warehousing facilities. These division net revenue decreases were partially offset by net revenue increases in the truck services and supply chain services divisions. Overall, the retail segment gross margin decreased to 13.5% during the 2004 quarter compared to 15.3% during the 2003 quarter due to changes in business mix.

The wholesale segment’s net revenues increased $1.4 million for the 2004 quarter compared to the 2003 quarter, reflecting a $0.6 million increase in Stacktrain net revenues and a $0.8 million increase in cartage net revenues. The overall gross margin decreased to 27.3% in the 2004 quarter from 28.1% in the 2003 quarter. This decrease was due to lower revenue per shipment on wholesale automotive business reflecting a change in business mix. The gross margin on cartage operations declined to 25.2% in the 2004 period from 26.3% in the 2003 period due primarily to an increase in net container detention costs, and additional costs related to driver retention and one-way drays in certain locations.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, decreased $0.6 million, or 2.0%, in the 2004 quarter compared to the 2003 quarter. Direct operating costs were higher in the 2003 quarter due to an adjustment increasing maintenance expense during the 2003 period partially offset by increased container and chassis lease and maintenance costs due to the higher fleet size during the 2004 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.6 million, or 1.4%, in the 2004 quarter compared to the 2003 quarter primarily as the result of increased compensation expense associated with an overall average increase of 114 people employed during the 2004 quarter compared to the 2003 quarter and an increase in professional fees compared to the 2003 quarter. This was partially offset by reduced insurance costs in the 2004 quarter when compared to the 2003 quarter which included accruals for vehicle accidents during that 2003 quarter. The headcount increase was associated with additional trucking locations added since the 2003 quarter. The increase in corporate costs related to general increases in audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002, and costs related to the preparation of a “shelf” registration statement filed with the Securities and Exchange Commission on January 7, 2004.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.3 million, or 13.6%, for the 2004 quarter compared to the 2003 quarter due to property retirements in the retail segment and property becoming fully depreciated.

Income From Operations. Income from operations decreased $0.7 million, or 3.7%, from $18.7 million in the 2003 quarter to $18.0 million in the 2004 quarter. The decrease in income from operations is a result of the decrease in net revenues and gross margin percentages described above. Wholesale segment income from operation increased $2.2 million reflecting a $1.3 million increase in Stacktrain income from operations and a $0.9 million increase in cartage income from operations. The Stacktrain increase was due primarily to strength in third-party domestic operations. The cartage increase was due to increased business at the newer locations added in late 2002 and 2003, to increased business in the Los Angeles basin, and to insurance costs related to vehicle accidents recorded in the 2003 quarter that did not occur in the 2004 quarter. Retail segment income from operations decreased $2.7 million reflecting reduced business in our rail brokerage and warehousing and distribution divisions due to customer turnover and increased labor costs associated with a higher employment level. Income from operations was adversely impacted by corporate costs related to audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002 and preparation of the “shelf” registration statement.

Interest Expense. Interest expense decreased by $3.7 million, or 57.8%, for the 2004 quarter compared to the 2003 quarter due to a lower level of outstanding debt during the period and to lower interest rates in the current period. At April 2, 2004 total long-term debt was $199.1 million, $47.2 million less than the balance of $246.3 million at April 4, 2003.

Income Tax Expense. Income tax expense increased $1.0 million in the 2004 quarter compared to the 2003 quarter due to higher pre-tax income in the 2004 quarter partially offset by a slightly lower effective tax rate in the 2004 quarter. The effective tax rate was 38.6% during the 2004 quarter compared to 39.8% for the 2003 quarter.

Net Income. Net income increased by $2.0 million from $7.4 million in the 2003 quarter to $9.4 million in the 2004 quarter due primarily to lower interest costs associated with the lower level of outstanding debt during the 2004 quarter partially offset by higher income tax expense related to the higher pre-tax income for the 2004 quarter.

Liquidity and Capital Resources

Cash generated by operating activities was $11.6 million and $14.3 million for the three months ended April 2, 2004 and April 4, 2003, respectively. The decrease in cash provided by operating activities in 2004 was due primarily to an increase in current income tax costs coupled with reduced income from operations during the 2004 quarter compared to the 2003 quarter. All of our historical operating losses for federal tax purposes were used during 2003, increasing income tax cash costs for the year 2004 to an estimated $22 million. This was partially offset by reduced interest costs during the 2004 quarter. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We believe that it is better to reduce debt and minimize our interest expense than to maintain cash balances and incur increased interest costs. We had working capital of $51.5 million and $46.8 million at April 2, 2004 and April 4, 2003, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of April 2, 2004, our major commitments.

Contractual Obligations

in millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$199.0	$—	$22.7	$50.0	$126.3
Operating leases	355.9	45.4	100.3	71.0	139.2
Equipment obligation	46.7	2.2	11.6	11.6	21.3
Capital leases	0.1	—	0.1	—	—
Cartage software system	1.2	1.2	—	—	—
Management agreement	0.2	0.2	—	—	—
APL information systems agreement	2.5	2.5	—	—	—
Purchased transportation	24.8	24.8	—	—	—
Leasehold improvements/ deferred rent	0.4	0.1	0.3	—	—

Total	$630.8	$76.4	$135.0	$132.6	$286.8

Our total long-term debt (as refinanced, see below) was originally incurred to finance our recapitalization, the acquisition of Pacer Logistics and four 2000 acquisitions in our retail segment. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 5,174 53-foot containers ordered, and remaining to be financed. We anticipate financing the equipment through an operating lease. The annual fee under our management agreement with Apollo Management, L.P. has been reduced from $0.5 million to $0.25 million and the agreement expires at the end of 2004. Our Stacktrain operations use APL Limited’s computer systems under a long-term contract that may be terminated by us by giving 120 days notice. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation. The leasehold improvement amount is the remaining amount to be paid for improvements to facilities in order to sublet or terminate the lease. The original liability was established in 2001 and is expected to be paid out by June 2004.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008. Due to our voluntary debt repayments during the quarter, our next required debt payment is June 30, 2006, but we intend to continue to make voluntary debt payments with our operating cash flows.

Cash flows used in investing activities were $0.5 million and $1.2 million for the three months ended April 2, 2004 and April 4, 2003, respectively. The use of cash in the 2004 quarter was for normal computer system replacement items. The use of cash in the 2003 quarter included $0.7 million for trailers at the truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. These amounts were partially offset by net proceeds of $0.1 million from the sale of property in both periods.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At April 2, 2004, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

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

Cash flows used in financing activities were $11.9 million and $13.7 million for the three months ended April 2, 2004 and April 4, 2003, respectively. During the 2004 quarter, we repaid $15.0 million on our Senior Secured Credit Facility. Options to purchase 80,285 shares of our common stock were exercised during the 2004 quarter for total proceeds of $0.4 million paid to the Company. During the 2003 quarter, we repaid $5.3 million of our old term loan and the $5.0 million subordinated note related to the 2000 acquisition of assets from Conex Global Logistics Services, Inc. Options to purchase 31,600 shares of our common stock were exercised during the 2003 quarter for total proceeds of $0.2 million paid to the Company.

On January 7, 2004, we filed a “shelf” registration statement with the SEC, providing for the issuance by us of up to $150.0 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by certain selling stockholders of 8,702,893 shares of common stock. The registration statement was declared effective on January 21, 2004. There are currently no arrangements in place for the Company to issue any additional securities.

On April 8, 2004, we filed with the SEC a supplement to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of 4,000,000 shares of the Company’s common stock for $20.07 per share in an underwritten public offering. The underwriter proposes to offer such shares of common stock from time to time for sale in one or more negotiated transactions or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices or at negotiated prices. There were no new shares issued and the Company received no proceeds from the offering. The Company paid $0.3 million of fees and expenses related to the offering and charged the costs to the Selling, General and Administrative Expense line item on the Statement of Operations.

On June 10, 2003, we completed the refinancing of the existing term loan and revolving credit facilities, and on July 10, 2003 we redeemed our senior subordinated notes with funds from a new $330.0 million Senior Secured Credit Facility. The Senior Secured Credit Facility consists of a $255.0 million original amount term loan facility and a $75.0 million revolving credit facility and contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At April 2, 2004, we were in compliance with these covenants. In November 2003, we negotiated a repricing for the seven year term loan under the Senior Secured Credit Facility that resulted in an immediate reduction of ½ of 1% to the applicable margin. The applicable margin is subject to further reductions based on our achieving certain financial ratios specified in the facility agreement. At April 2, 2004, we had $64.1 million available under the $75.0 million revolving credit facility, net of $10.9 million of outstanding letters of credit, and an outstanding balance of $199.0 million on the term loan facility.

During the 2004 quarter, the wholesale segment received 345 new 53-ft. leased containers and 585 primarily leased chassis and returned 1,165, 48-ft and 53-ft leased containers and 758 primarily leased chassis. In late 2003 we ordered 4,000, 53-ft containers and received 481 of the containers during 2003. On April 30, 2004, we exercised an option to order an additional 2,000 53-ft. containers. Of the original 4,000 containers ordered, we anticipate delivery of the remaining 3,174 containers by September 2004. We anticipate receiving 1,000 of the option containers by the end of 2004 and the remaining 1,000 by the end of the first quarter of 2005. On December 31, 2003, we ordered 1,800, 53-ft chassis with options to order an additional 700 chassis before March 31, 2004 and an additional 700 chassis before May 31, 2004. We exercised our option for 300 of the 700 under the March 31, 2004 option. We anticipate delivery of the remaining chassis during 2004. All ordered containers and chassis will be financed through operating leases.

During the 2003 quarter, we returned 510 primarily 48-foot chassis for remanufacture into 53-foot chassis, and have received 516, 53-foot chassis under operating leases. In addition, 773, 40-foot chassis were added under operating lease to replace chassis previously sublet from APL Limited. We have returned 326, 48-foot containers and 246, 53-foot containers under operating leases during the quarter.

Recent Developments

Major U.S. rail carriers continue to experience congestion problems, which has resulted in our businesses seeing slower transit times and increased equipment turn times. In addition, beginning in the last week of April, independent owner operators in Lathrop, Oakland and other Northern California areas have refused to provide drayage services to and from area rail facilities, further aggravating the rail service issues in that region and causing at least one rail carrier, Union Pacific Railroad, to issue an embargo on shipments to Northern California destinations, where a significant number of Pacer Stacktrain’s shipments originate or terminate. Also, on April 30, 2004, independent owner operators in the Los Angeles area refused to haul shipments on that day. The Northern California and Los Angeles area drayage service interruptions have directly and adversely impacted our local cartage operations in those areas. While we are taking various steps to mitigate the impact of these developments, a prolonged continuation or expansion of these rail and drayage service issues could have an adverse impact on our operating results.

Other Matters

See Note 1 to the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q for a discussion of recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of April 2, 2004. For qualifying hedges, the interest differential of swaps is included in interest expense.

Based upon the average variable interest rate debt outstanding during the first three months of 2004, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $2.1 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 2, 2004. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of April 2, 2004 based on the controls evaluation.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of April 2, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved. Our CEO and CFO have determined that there has been no change in our internal controls that occurred during the first quarter of 2004 that has materially affected or is reasonably likely to affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the first two paragraphs of Note 7 to the Notes to Condensed Consolidated Financial Statements, which are hereby incorporated by reference into Part II of this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

(b) During the three months ended April 2, 2004, three Current Reports on Form 8-K were furnished or filed by the Company:

(1)	The Company filed a Current Report on Form 8-K dated December 29, 2003, announcing the completion of the repricing of its senior credit facility on November 20, 2003 and attached a press release related thereto.

(2)	The Company furnished a Current Report on Form 8-K dated February 4, 2004 announcing earnings for the fiscal quarter and year ended December 26, 2003 and attached a press release related thereto.

(3)	The Company furnished a Current Report on Form 8-K dated February 20, 2004 presenting selected quarterly data reflecting the movement of local cartage operations to the wholesale segment from the retail segment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: May 7, 2004	By:	/s/ D.C. Orris
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2004	By:	/s/ L.C. Yarberry
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