Form 10-Q
period 2004-06-25
PACER INTERNATIONAL INC
filed 2004-08-02
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common stock, $.01 par value per share	37,253,470 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 25, 2004

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 25, 2004	December 26, 2003
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$0.8
Accounts receivable, net of allowances of $4.0 million and $4.2 million, respectively	208.5	203.0
Prepaid expenses and other	12.5	11.7
Deferred income taxes	4.0	4.5

Total current assets	225.0	220.0

Property and equipment
Property and equipment at cost	98.5	97.1
Accumulated depreciation	(48.6)	(45.1)

Property and equipment, net	49.9	52.0

Other assets
Goodwill	288.3	288.3
Deferred income taxes	16.0	23.3
Other assets	14.6	10.9

Total other assets	318.9	322.5

Total assets	$593.8	$594.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$173.0	$161.3

Total current liabilities	173.0	161.3

Long-term liabilities
Long-term debt and capital leases	183.1	214.1
Other	2.3	3.0

Total long-term liabilities	185.4	217.1

Total liabilities	358.4	378.4

Commitments and contingencies (Notes 4 and 7)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized 37,253,470 and 37,167,518 issued and outstanding at June 25, 2004 and December 26, 2003, respectively	0.4	0.4
Additional paid-in-capital	274.6	274.2
Unearned compensation	(0.1)	(0.2)
Accumulated deficit	(39.3)	(58.2)
Accumulated other comprehensive loss	(0.2)	(0.1)

Total stockholders’ equity	235.4	216.1

Total liabilities and stockholders’ equity	$593.8	$594.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
	(in millions, except share and per share amounts)
Revenues	$421.6	$404.0	$839.1	$799.9

Operating expenses:
Cost of purchased transportation and services	333.3	314.1	657.3	615.5
Direct operating expenses	25.3	25.1	54.2	54.6
Selling, general and administrative expenses	43.7	43.4	88.4	87.5
Depreciation and amortization	1.7	1.9	3.6	4.1

Total operating expenses	404.0	384.5	803.5	761.7

Income from operations	17.6	19.5	35.6	38.2

Interest expense	2.2	5.4	4.9	11.8
Loss on extinguishment of debt	—	1.4	—	1.4

Income before income taxes	15.4	12.7	30.7	25.0

Income taxes	5.9	5.1	11.8	10.0

Net income	$9.5	$7.6	$18.9	$15.0

Earnings per share (Note 9):

Basic:
Earnings per share	$0.26	$0.21	$0.51	$0.41

Weighted average shares outstanding	37,249,819	36,919,151	37,240,368	36,884,406

Diluted:
Earnings per share	$0.25	$0.20	$0.49	$0.40

Weighted average shares outstanding	38,163,543	37,914,743	38,198,495	37,720,105

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 25, 2004

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 26, 2003	37,167,518	$0.4	$274.2	$(0.2)	$(58.2)	$(0.1)	$216.1

Net income	—	—	—	—	18.9	—	18.9
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)

Total comprehensive income	—	—	—	—	18.9	(0.1)	18.8
Amortization – unearned compensation	—	—	(0.1)	0.1	—	—	—
Tax benefit from exercise of stock options	—	—	0.1	—	—	—	0.1
Issuance of common stock for exercise of options	85,952	—	0.4	—	—	—	0.4

Balance June 25, 2004	37,253,470	$0.4	$274.6	$(0.1)	$(39.3)	$(0.2)	$235.4

Total comprehensive income for the six months ended June 27, 2003 was $15.0 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 25, 2004	June 27, 2003
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18.9	$15.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.6	4.1
Deferred taxes	7.8	5.4
Gain on sale of property and equipment	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable, net	(5.5)	21.4
Prepaid expenses and other	(0.8)	(1.7)
Accounts payable and other accrued liabilities	8.0	(14.3)
Other	(4.3)	(2.6)

Net cash provided by operating activities	27.7	27.2

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.7)	(1.7)
Proceeds from sales of property and equipment	0.2	0.1

Net cash used in investing activities	(1.5)	(1.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	3.7	(4.8)
Proceeds from exercise of stock options	0.4	1.1
Proceeds from issuance of long-term debt, net of costs	—	91.6
Debt, revolving credit facility and capital lease obligation repayment	(31.0)	(114.5)

Net cash used in financing activities	(26.9)	(26.6)

Effect of exchange rate changes on cash	(0.1)	1.0

NET DECREASE IN CASH AND CASH EQUIVALENTS	(0.8)	—

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	0.8	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 25, 2004 and December 26, 2003 and for the three- and six-month periods ended June 25, 2004 and June 27, 2003 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 26, 2003 included in the Company’s Form 10-K/A as filed with the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements as of June 25, 2004 and December 26, 2003 and for the three- and six-month periods ended June 25, 2004 and June 27, 2003 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At June 25, 2004 and December 26, 2003, accounts receivable included unbilled amounts for services rendered of $21.1 million and $22.3 million, respectively.

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

Reclassification

The Company has changed the presentation of the Condensed Consolidated Statements of Operations. All periods presented have been reclassified, with no effect on the Company’s consolidated income from operations, net income or financial position, by presenting the cost of purchased transportation and services as an operating expense and eliminating the net revenue line item.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive income (loss) consists of the following (in millions):

Foreign Currency Translation Adjust.
Balance at December 26, 2003	$(0.1)
Activity during 2004 (net of tax)	(0.1)

Balance at June 25, 2004	$(0.2)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income (in millions) and earnings per share for the three months and six months ended June 25, 2004 and June 27, 2003 would have been:

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
	(in millions, except per share amounts)
Net income, as reported	$9.5	$7.6	$18.9	$15.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.3	0.3	0.6	0.5

Net income, pro forma	$9.2	$7.3	$18.3	$14.5

Earnings per share:
Basic, as reported	$0.26	$0.21	$0.51	$0.41

Basic, pro forma	$0.25	$0.20	$0.49	$0.39

Diluted, as reported	$0.25	$0.20	$0.49	$0.40

Diluted, pro forma	$0.24	$0.19	$0.48	$0.38

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of each option granted was estimated on the date of grant with the following assumptions for the three and six months ended June 25, 2004 and June 27, 2003, respectively: risk-free interest rate of 4.01% and 3.92% for the second quarters of 2004 and 2003 and a weighted average of 3.71% and 3.92% for the six month periods of 2004 and 2003; no dividend yield for either period; and expected option lives of 7 years for options granted for each period. The weighted average fair value per share of options granted was $9.59 and $9.18 for the second quarters of 2004 and 2003 and $10.23 and $8.68 for the six month periods of 2004 and 2003. For options granted in the three and six month periods ended June 25, 2004 and June 27, 2003, the Black-Scholes option pricing model was used assuming a volatility of a range of 38% to 47% and 53% to determine the fair value of those options granted.

Recently Issued Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 reflects the issuance of EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the Emerging Issues Task Force issued Consensus No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-class Method under FASB No. 128, Earnings Per Share”. EITF 03-6 considers how a “participating security” should be defined for purposes of applying paragraphs 60 and 61 of Financial Accounting Standards Board (“FASB”) Statement No. 128, and whether paragraph 61 of FASB Statement No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a non-convertible participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires a variable interest entity to be consolidated by a company that is considered to be the primary beneficiary of that variable interest entity. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. The Company adopted FIN 46-R in the first quarter of 2004 and it did not have a material impact on its results of operations or financial condition.

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

On April 8, 2004, the Company filed with the SEC a supplement to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of 4,000,000 shares of the Company’s common stock for $20.07 per share in an underwritten public offering. There were no new shares issued and the Company received no proceeds from the offering. The Company paid $0.3 million of fees and expenses related to the offering during the first six months of 2004 and charged the costs to the Selling, General and Administrative Expense line item on the Statement of Operations.

NOTE 3. MERGER AND SEVERANCE

During 2000 and 2001, the Company recorded charges totaling $9.3 million relating to the consolidation of retail and wholesale segment operations. The charges included amounts primarily for severance of employees and additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required. At June 25, 2004, all amounts were paid.

NOTE 4. CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At June 25, 2004, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. Since the Company was unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002 the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against the Company for failing to continue to make progress payments following the developer’s breach of the contract. The Company has denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding commenced by the Company, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing the Company from utilizing it in connection with the conversion project. While

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

the separate arbitration and liquidation proceedings have been pending, however, the Company has been utilizing the system design work performed by the developer under the original contract. In July 2004, the Company entered into an agreement with the assignee settling all claims between the Company and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, the Company is entitled to receive a majority of the assets of the developer that remain available for distribution to unsecured creditors (the exact amount of which remains unknown at this time), and the Company and the assignee exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant the settlement agreement the Company recently took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of a recently engaged independent consultant, the Company intends to evaluate the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. During this evaluation and further work on the conversion project, the Company will continue to avail itself of the services and support under its existing long-term agreement with APL Limited.

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

NOTE 5. LONG-TERM DEBT

During 2003, the Company completed the refinancing of its then existing term loan and revolving credit facilities and redeemed the senior subordinated notes with a new $330.0 million credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a seven-year term loan facility due June 10, 2010 with an original principal amount of $255.0 million and a $75.0 million five-year revolving credit facility due June 10, 2008. On June 10, 2003, the Company drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility and paid $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay the $8.8 million redemption premium. In connection with the refinancing in June 2003, the Company charged to interest expense $1.2 million for the write-off of existing deferred loan fees and $0.2 million for loan breakage and commitment fees all related to the existing term loan and revolving credit facilities. In the third fiscal quarter of 2003, the Company recorded a pre-tax charge of $10.7 million as a result of the senior subordinated note redemption, consisting of the $8.8 million redemption premium and $1.9 million of existing deferred loan fees. In November, 2003, the Company negotiated a repricing for the seven-year term loan under the Senior Secured Credit Facility that resulted in an immediate reduction of ½ of 1% to the applicable margin. The applicable margin is subject to further reductions based on the Company achieving certain financial ratios specified in the facility agreement.

At June 25, 2004, the Company had $64.4 million available under the new $75.0 million revolving credit facility, net of $10.6 million of outstanding letters of credit. At June 25, 2004, the term loan of $183.0 million was outstanding with a current interest rate of 4.35%. During the six months ended June 25, 2004 and June 27, 2003, the Company repaid $31.0 million and $23.3 million (in addition to the refinancing amounts stated above), respectively, of long-term debt and capital lease obligations. Operating cash flows funded the repayment of the debt.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-term debt and capital leases are summarized as follows: (in millions):

June 25, 2004
Term loan (4.35%; due June 10, 2010)	$183.0
Revolving credit facility (due June 10, 2008)	—
Capital lease obligations	0.1

Total	183.1
Less current portion	—

Long-term portion	$183.1

Contractual maturities of long-term debt (including capital lease obligations) subsequent to June 25, 2004 are as follows (in millions):

Remaining in 2004	$—
2005	0.1
2006	0.5
2007	25.0
2008	25.0
2009	25.0
2010	107.5

Total	$183.1

NOTE 6. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the six-month periods ended June 25, 2004 and June 27, 2003, respectively.

	Six Months Ended
	June 25, 2004	June 27, 2003
Common Stock Options

Granted
@ $13.74 per share	—	111,000
@ $15.78 per share	—	149,500
@ $19.66 per share	99,000	—
@ $20.31 per share	37,000	—

Subtotal	136,000	260,500

Exercised
@ $4.31 per share	58,728	—
@ $5.00 per share	17,024	98,836
@ $10.00 per share	6,000	2,100
@ $12.50 per share	4,200	39,800
@ $15.00 per share	—	7,000

Subtotal	85,952	147,736

Canceled or Expired
@ $5.00 per share	17,998	—
@ $12.50 per share	20,000	14,400
@ $15.00 per share	34,760	75,000
@ $19.76 per share	10,000	—

Subtotal	82,758	89,400

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

Two subsidiaries of the Company engaged in the local cartage and harbor drayage operations, Interstate Consolidation, Inc., which was subsequently merged into Pacer Cartage, Inc., and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District (the “Albillo” case), alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies (including insurance premium costs) allegedly wrongfully deducted from truck drivers’ earnings. The plaintiffs and defendants entered into a Judge Pro Tempore Submission Agreement in October 1998, pursuant to which they waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. In August 2000, the trial court ruled in the Company’s favor on all issues except one, namely that in 1998 our subsidiaries failed to issue to the owner-operators new certificates of insurance disclosing a change in the Company’s subsidiaries’ liability insurance retention amount, and ordered that restitution of $488,978 be paid for this omission. Plaintiffs’ counsel then appealed all issues except one (the independent contractor status of the drivers), and the Company’s subsidiaries appealed the insurance retention disclosure issue. In December 2003, the appellate court affirmed the trial court’s decision as to all but one issue, reversed the trial court’s decision that the owner-operators could be charged for the worker compensation insurance coverage that they elected to obtain through the Company’s subsidiaries, and remanded back to the trial court the question of whether the collection of worker compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. The Company sought review at the California Supreme Court of this workers compensation issue, and the plaintiffs sought review only of whether the Company’s subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review. As a result, the only remaining issue is whether the Company’s subsidiaries’ collection of worker compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. The schedule for this new trial, which will be litigated in the same trial court that heard the original case, has not yet been set. The same law firm prosecuting the Albillo case has filed a separate class action lawsuit in the same jurisdiction on behalf of a putative class of owner-operators (the “Renteria” class action) who are purportedly not included in the Albillo class. The claims in the Renteria case, which is being stayed pending full and final disposition of the remaining issue in Albillo, mirror those in Albillo, specifically, that the Company’s subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law, and second, that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through the Company’s subsidiaries violated California’s Business and Professions Code. We believe that the final disposition of the insurance issue in Albillo in the Company’s favor precludes the plaintiffs from re-litigating this issue in Renteria. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of our legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect these legal proceedings to have a material adverse impact on our consolidated financial position, results of operations or liquidity.

The Company has a commitment to acquire 3,582, 53-foot containers and 1,000 chassis, and anticipates financing through operating leases. Delivery will take place by the end of the first quarter of 2005. The Company also has a commitment to acquire an intermodal drayage software system for the cartage division of our wholesale segment during 2004. This project is expected to cost approximately $1.2 million with $0.8 million remaining to be paid.

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

International revenues generated by the Company’s retail segment for the second quarter of 2004 and the first six months of 2004 were $28.6 million and $53.5 million, respectively in Europe and $3.5 million and $6.9 million, respectively in Canada. The Company’s wholesale segment generated $9.7 million and $19.1 million in revenues for the second quarter of 2004 and the first six months of 2004, respectively from Mexico.

International revenues generated by the Company’s retail segment for the second quarter of 2003 and the first six months of 2003 were $22.8 million and $46.6 million, respectively in Europe and $1.2 million and $2.8 million, respectively in Canada. The Company’s wholesale segment generated $10.0 million and $20.4 million in revenues for the second quarter of 2003 and the first six months of 2003, respectively from Mexico.

For the three- and six-month periods ended June 25, 2004 and June 27, 2003, the Company had no customers that contributed more than 10% of the Company’s total revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three months ended June 25 2004 and June 27, 2003 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended June 25, 2004
Revenues	$224.2	$223.4	$—	$447.6
Inter-segment elimination	(26.0)	—	—	(26.0)

Subtotal	198.2	223.4	—	421.6
Income from operations	19.2	2.2	(3.8)	17.6
Depreciation	0.9	0.8	—	1.7
Capital expenditures	0.1	1.0	—	1.1
Total assets	398.3	215.9	(20.4)	593.8

3 Months ended June 27, 2003
Revenues	$217.1	$217.3	$—	$434.4
Inter-segment elimination	(30.4)	—	—	(30.4)

Subtotal	186.7	217.3	—	404.0
Income from operations	17.9	4.9	(3.3)	19.5
Depreciation	0.9	1.0	—	1.9
Capital expenditures	0.1	0.3	—	0.4
Total assets	459.5	211.4	(76.1)	594.8

6 Months ended June 25, 2004
Revenues	$462.4	$433.7	$—	$896.1
Inter-segment elimination	(57.0)	—	—	(57.0)

Subtotal	405.4	433.7	—	839.1
Income from operations	38.2	4.2	(6.8)	35.6
Depreciation	1.9	1.7	—	3.6
Capital expenditures	0.1	1.6	—	1.7
Total assets	398.3	215.9	(20.4)	593.8

6 Months ended June 27, 2003
Revenues	$443.8	$419.7	$—	$863.5
Inter-segment elimination	(63.6)	—	—	(63.6)

Subtotal	380.2	419.7	—	799.9
Income from operations	34.7	9.6	(6.1)	38.2
Depreciation and amortization	2.0	2.1	—	4.1
Capital expenditures	0.2	1.5	—	1.7
Total assets	459.5	211.4	(76.1)	594.8

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment). Inter-segment revenues were $26.0 million and $57.0 million for the three- and six-month periods ending June 25, 2004 and $30.4 million and $63.6 million for the three- and six-month periods ending June 27, 2003, respectively. Inter-segment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Numerator:
Net income	$9.5	$7.6	$18.9	$15.0

Denominator:
Denominator for earnings per share-basic-Common shares outstanding	37,249,819	36,919,151	37,240,368	36,884,406
Effect of dilutive securities:
Stock options	913,724	995,592	958,127	835,699

Denominator for earnings per share-diluted	38,163,543	37,914,743	38,198,495	37,720,105

Earnings per share-basic	$0.26	$0.21	$0.51	$0.41

Earnings per share-diluted	$0.25	$0.20	$0.49	$0.40

Options to purchase 10,000 shares of common stock at $19.65 per share, 99,000 shares of common stock at $19.66 per share, 37,000 shares of common stock at $20.31 per share, and 7,000 shares of common stock at $21.51 per share were outstanding during the second quarter of 2004 but were not included in the computation of diluted earnings per share for the three months ended June 25, 2004 because the options’ exercise price was greater than the average market price of the common shares during this period. All outstanding options during the second quarter of 2003 were included in the computation of diluted earnings per share for the second quarter of 2003. Options to purchase 37,000 shares of common stock at $20.31 per share and 7,000 shares of common stock at $21.51 per share were outstanding during the first six months of 2004 but were not included in the computation of diluted earnings per share for the six months ended June 25, 2004 because the options’ exercise price was greater than the average market price of the common shares during this period. Options to purchase 237,800 shares of common stock at $15.00 per share and 149,500 shares at $15.78 per share were outstanding during the first six months of 2003 but were not included in the computation of diluted earnings per share for the six months ended June 27, 2003 because the options’ exercise price was greater than the average market price of the common shares during this period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including a discussion of our Critical Accounting Policies, and the footnotes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K/A for fiscal year ended December 26, 2003.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Industry trends;

•	Increases in our leverage;

•	Changes in our business strategy, development plans or cost savings plans;

•	Our ability to integrate acquired businesses;

•	The loss of one or more of our major customers;

•	Competition;

•	Availability of qualified personnel;

•	Changes in, or the failure to comply with, government regulation;

•	Terrorism and acts of war; and

•	The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including those set forth under the caption “Risks Related to Our Business” in our annual report on Form 10-K/A for fiscal year ended December 26, 2003 filed March 11, 2004.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Executive Summary

Overall, the second quarter and first six months of 2004 showed improved financial results over the comparable 2003 periods. Revenues, net income and diluted earnings per share for the 2004 periods were all above those for the second quarter and first six months of 2003. This remains the case even if the 2003 results are adjusted to exclude the costs associated with the debt refinancing and secondary offering transactions occurring in 2003. See the reconciliation of adjusted results to actual results for 2003 below. Our operating cash flows remain strong and we repaid $16.0 million of debt during the second quarter of 2004 and $31.0 million during the first six months of 2004. While our next required debt payment is not until December 31, 2006, we intend to continue to make voluntary debt payments with our operating cash flows.

We are continuing to experience capacity-related service issues with our core rail carriers and have weathered the West Coast independent owner/operator truckers’ work stoppage which occurred during the second quarter of 2004, both of which adversely impacted our rail brokerage, cartage and Stacktrain operations. The embargo of Northern California locations by the Union Pacific Railroad, where a significant number of Stacktrain shipments originate or terminate, lasted approximately one week during the second quarter of 2004. While the independent owner/operator trucker work stoppages have diminished, the rail service issues continue to have an adverse impact on our operating results.

Our wholesale Stacktrain operations continue to be the strength of the Company, contributing $18.2 million of income from operations for the quarter and $36.3 million for the first six months of 2004. All three Stacktrain lines of business increased volumes for the first six months of 2004 over the 2003 period: third-party domestic up 2.1%, automotive up 2.8% and international up 6.6%. Our cartage operations were also able to increase revenues by $5.0 million for the quarter and $8.3 million for the first six months of 2004 due to increased revenues at the newer cartage locations added in late 2002 and early 2003 and from cartage operations in the Los Angeles basin. Our retail segment results for the second quarter and first six months of 2004 were below that for the comparable 2003 periods. However, income from operations for the 2004 periods improved over the comparable 2003 periods for all retail lines of business with the exception of rail brokerage and warehousing and distribution. Both of these retail divisions require additional customers to begin improving financial results. During the first half of 2004, we have brought on managers in charge of yield management and pricing, and in March 2004, we reassigned the senior business development executive for the wholesale Stacktrain operation to serve as the Chief Commercial Officer for our retail operation to further increase our focus on retail business development. We continue to believe that our retail segment holds the most promise for future growth for our company with the wide variety of retail service offerings available.

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

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with our customers or have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operations recognize revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our Stacktrain operation offers volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. Our wholesale cartage operations and our retail segment recognize revenue after services have been completed.

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

Deferred Tax Assets. At June 25, 2004, we have recorded net deferred tax assets of $20.0 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $52.0 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001. SFAS 142 requires periodic tests for impairment and recognition of impairment losses under certain circumstances.

Results of Operations

Three Months Ended June 25, 2004 Compared to Three Months Ended June 27, 2003

The following table sets forth our historical financial data by reportable segment for the three months ended June 25, 2004 and June 27, 2003 (in millions).

	2004	2003	Change	% Change
Revenues
Wholesale	$224.2	$217.1	7.1	3.3%
Retail	223.4	217.3	6.1	2.8
Inter-segment elimination	(26.0)	(30.4)	4.4	(14.5)

Total	421.6	404.0	17.6	4.4

Cost of purchased transportation and services
Wholesale	163.9	159.1	4.8	3.0
Retail	195.4	185.4	10.0	5.4
Inter-segment elimination	(26.0)	(30.4)	4.4	(14.5)

Total	333.3	314.1	19.2	6.1

Direct operating expenses
Wholesale	25.3	25.1	0.2	0.8
Retail	—	—	—	—

Total	25.3	25.1	0.2	0.8

Selling, general & administrative expenses
Wholesale	14.9	14.1	0.8	5.7
Retail	25.0	26.0	(1.0)	(3.8)
Corporate	3.8	3.3	0.5	15.2

Total	43.7	43.4	0.3	0.7

Depreciation and amortization
Wholesale	0.9	0.9	—	—
Retail	0.8	1.0	(0.2)	(20.0)

Total	1.7	1.9	(0.2)	(10.5)

Income from operations
Wholesale	19.2	17.9	1.3	7.3
Retail	2.2	4.9	(2.7)	(55.1)
Corporate	(3.8)	(3.3)	(0.5)	15.2

Total	17.6	19.5	(1.9)	(9.7)

Interest expense	2.2	5.4	(3.2)	(59.3)
Loss on extinguishment of debt	—	1.4	(1.4)	(100.0)
Income taxes	5.9	5.1	0.8	15.7
Net income	$9.5	$7.6	$1.9	25.0%

Revenues. Revenues increased $17.6 million, or 4.4%, for the three months ended June 25, 2004 compared to the three months ended June 27, 2003. Revenues in our retail segment increased $6.1 million due primarily to increased revenues from lower margin automotive shipments in our truck brokerage and truck services divisions up 17.4%, strong import and export shipments in our international freight forwarding division up 25.8%, and increased revenues from several supply chain services customers up 10.9%. These increases were partially offset by reduced revenues in our rail brokerage and warehousing and distribution divisions, down a combined 8.8% due to the loss of a few customers during 2003 that are in the process of being replaced. In addition, our rail brokerage operations were adversely impacted by capacity-related service issues with our core rail carriers.

Wholesale segment revenues increased $7.1 million, reflecting increases in both cartage and Stacktrain operations. The increase in cartage revenue resulted primarily from increased revenue at the newer cartage locations added in late 2002 or early 2003 and from cartage operations in the Los Angeles basin. Stacktrain results reflected increases in wholesale international revenue and container per diem revenue, partially offset by declines in wholesale domestic and automotive revenues. The wholesale international operations increase in freight revenues was primarily the result of increases from existing customers. International container volumes were 13.2% above the 2003 quarter. The decline in third-party domestic revenues was due to service issues with our core rail carriers and the West Coast independent owner/operator truckers’ work stoppage affecting second quarter results. Domestic volumes declined 3.9% in the 2004 quarter compared to the 2003 quarter. Partially offsetting the domestic decline was a 6.3% average fuel surcharge in effect during the second quarter of 2004 compared to a 3.8% average surcharge in effect during the 2003 quarter. Automotive volumes increased 3.2% over the 2003 period, but because of a change in customer mix, the automotive revenue per container and freight revenues were below the 2003 period partially offsetting the overall Stacktrain revenue increase noted above. The increase in container per diem revenue resulted from improved billing and collection efforts.

Our retail segment usage of our wholesale segment for rail transportation decreased by $4.4 million, or 14.5%, in the 2004 quarter compared to the 2003 quarter reflecting reduced rail brokerage shipments eliminated. Cross-selling activities within the retail segment increased by $0.8 million in the 2004 quarter compared to the 2003 quarter.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $19.2 million, or 6.1%, for the three months ended June 25, 2004 compared to the three months ended June 27, 2003. Cost of purchased transportation and services in our retail segment increased $10.0 million due primarily to the increased shipments discussed above. In addition, our warehousing and distribution division incurred costs related to vacating temporary warehousing facilities. These facilities are now vacated and will no longer result in increased costs in the future.

The wholesale segment’s cost of purchased transportation and services increased $4.8 million for the 2004 quarter compared to the 2003 quarter reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a slight increase in the cost per container due primarily to changes in business mix. The cartage increase was also due primarily to increased shipments noted above coupled with the newer cartage locations added in late 2002 or early 2003. In addition, as a result of the West Coast independent owner-operator trucker work stoppage, certain costs related to driver retention increased compared to the 2003 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $0.2 million, or 0.8%, in the 2004 quarter compared to the 2003 quarter due primarily to increased container and chassis lease costs attributable to the higher fleet size during the 2004 quarter. Partially offsetting the increase were reduced equipment maintenance expenditures. At June 25, 2004, we had 6.0% or 1,352 more containers and 3.3% or 816 more chassis than at June 27, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million, or 0.7%, in the 2004 quarter compared to the 2003 quarter primarily as the result of increased compensation expense associated with an overall average increase of 132 people employed during the 2004 quarter compared to the 2003 quarter and an increase in professional fees compared to the 2003 quarter. This was substantially offset by reduced temporary warehouse rental expense in our retail segment as well as reduced insurance and cargo related costs in the 2004 quarter when compared to the 2003 quarter. The headcount increase was associated primarily with additional trucking locations added since the 2003 quarter. The increase in corporate costs related to general increases in audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002, and costs related to the preparation of a supplement to the shelf registration statement prospectus (originally filed with the Securities and Exchange Commission, “SEC”, on January 7, 2004) filed with the SEC on April 8, 2004. During the 2003 quarter, $0.9 million was incurred related to secondary stock offering costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million, or 10.5%, for the 2004 quarter compared to the 2003 quarter due to property retirements in the retail segment and property becoming fully depreciated.

Income From Operations. Income from operations decreased $1.9 million, or 9.7%, from $19.5 million in the 2003 quarter to $17.6 million in the 2004 quarter. Retail segment income from operations decreased $2.7 million reflecting reduced business in our rail brokerage and warehousing and distribution divisions due to customer turnover. Rail brokerage operations were also adversely impacted by capacity-related rail service issues with our core rail carriers. This was partially offset by wholesale segment income from operations which increased $1.3 million reflecting a $0.6 million increase in Stacktrain income from operations and a $0.7 million increase in cartage income from operations. The Stacktrain increase was due to strength in the wholesale international business as well as improved container per diem billing and collection procedures. The cartage increase was due to increased business at the newer locations added in late 2002 and 2003 and to increased business in the Los Angeles basin. Income from operations was adversely impacted by corporate costs related to audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002 and preparation of prospectus supplement under our shelf registration statement.

Interest Expense. Interest expense decreased by $3.2 million, or 59.3%, for the 2004 quarter compared to the 2003 quarter due to a lower level of outstanding debt during the period and to lower interest rates in the current period. At June 25, 2004, total long-term debt was $183.1 million, $55.0 million less than the balance of $238.1 million at June 27, 2003.

Loss on Extinguishment of Debt. On June 10, 2003, we completed the refinancing of our existing term loan and revolving credit facility with a new senior credit facility (see discussion under “Liquidity and Capital Resources,” below) and called for redemption on July 10, 2003 of all our outstanding $150 million senior subordinated notes. Charges totaling $1.4 million were incurred during the 2003 quarter related to the refinancing of the existing term loan and revolving credit facility including $1.2 million for the write-off of loan fees on the prior term and revolving credit facilities and $0.2 million for breakage and commitment fees.

Income Tax Expense. Income tax expense increased $0.8 million in the 2004 quarter compared to the 2003 quarter due to higher pre-tax income in the 2004 quarter partially offset by a slightly lower effective tax rate in the 2004 quarter. The effective tax rate was 38.3% during the 2004 quarter compared to 40.2% for the 2003 quarter.

Net Income. Net income increased by $1.9 million from $7.6 million in the 2003 quarter to $9.5 million in the 2004 quarter due primarily to lower interest costs associated with the lower level of outstanding debt during the 2004 quarter and to debt extinguishment costs incurred in the 2003 quarter, partially offset by higher income tax expense related to the higher pre-tax income for the 2004 quarter. Excluding the costs associated with the debt refinancing and secondary offering transactions, adjusted net income for the 2003 quarter would have been $9.0 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Three Months Ended June 27, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	As Reported Results	Adjustments		As Adjusted Results
Income from operations	$19.5	$0.9	1/	$20.4
Interest expense	5.4	—		5.4
Loss on extinguishment of debt	1.4	(1.4)	2/	—

Income before income taxes	12.7	2.3		15.0
Income taxes	5.1	0.9	3/	6.0

Net income	7.6	1.4		9.0

Diluted earnings per share	$0.20	$0.04		$0.24

Weighted average shares outstanding .	37,914,743	37,914,743		37,914,743

1/	Fees and expenses associated with the secondary offering of common stock paid by the Company.
2/	Fees and expenses related to our long-term debt refinancing:

A)	$1.2 million for the write-off of existing loan fees.
B)	$0.2 million for loan breakage and commitment fees.
3/	Income taxes at 40.2%.

Six Months Ended June 25, 2004 Compared to Six Months Ended June 27, 2003

The following table sets forth our historical financial data by reportable segment for the six months ended June 25, 2004 and June 27, 2003 (in millions).

	2004	2003	Change	% Change
Revenues
Wholesale	$462.4	$443.8	$18.6	4.2%
Retail	433.7	419.7	14.0	3.3
Inter-segment elimination	(57.0)	(63.6)	6.6	(10.4)

Total	839.1	799.9	39.2	4.9

Cost of purchased transportation and services
Wholesale	337.0	322.1	14.9	4.6
Retail	377.3	357.0	20.3	5.7
Inter-segment elimination	(57.0)	(63.6)	6.6	(10.4)

Total	657.3	615.5	41.8	6.8

Direct operating expenses
Wholesale	54.2	54.6	(0.4)	(0.7)
Retail	—	—	—	—

Total	54.2	54.6	(0.4)	(0.7)

Selling, general & administrative expenses
Wholesale	31.0	30.4	0.6	2.0
Retail	50.6	51.0	(0.4)	(0.8)
Corporate	6.8	6.1	0.7	11.5

Total	88.4	87.5	0.9	1.0

Depreciation and amortization
Wholesale	2.0	2.0	—	—
Retail	1.6	2.1	(0.5)	(23.8)

Total	3.6	4.1	(0.5)	(12.2)

Income from operations
Wholesale	38.2	34.7	3.5	10.1
Retail	4.2	9.6	(5.4)	(56.3)
Corporate	(6.8)	(6.1)	(0.7)	11.5

Total	35.6	38.2	(2.6)	(6.8)

Interest expense	4.9	11.8	(6.9)	(58.5)
Loss on extinguishment of debt	—	1.4	(1.4)	(100.0)
Income taxes	11.8	10.0	1.8	18.0
Net income	$18.9	$15.0	$3.9	26.0%

Revenues. Revenues increased $39.2 million, or 4.9%, for the six months ended June 25, 2004 compared to the six months ended June 27, 2003. Revenues in our retail segment increased $14.0 million due primarily to increased revenues from lower margin automotive shipments in our truck brokerage and truck services divisions up 18.9%, strong import and export shipments in our international freight forwarding division up 15.0%, and increased revenues from several supply chain services customers up 13.6%. These increases were partially offset by reduced revenues in our rail brokerage and warehousing and distribution divisions, down a combined 6.2% due to the loss of a few customers during 2003 that are in the process of being replaced. In addition, our rail brokerage operations were adversely impacted by capacity-related service issues with our core rail carriers.

Wholesale segment revenues increased $18.6 million, reflecting increases in both Stacktrain and cartage operations. The increase in cartage revenue resulted primarily from increased revenue at the newer cartage locations added in late 2002 or early 2003 and from cartage operations in the Los Angeles basin. Stacktrain results reflected increases in wholesale third-party domestic and wholesale international revenues, partially offset by reduced wholesale automotive revenues. Container per diem revenues also increased due to improved billing and collection procedures. The increase in wholesale third-party domestic revenues was a result of increased freight revenues from several intermodal marketing companies. Domestic volumes increased 2.1% over the 2003 period and included the continuing dampening effects of service issues with our core rail carriers and the West Coast independent owner/operator truckers’ work stoppage during the second quarter of 2004. The average fuel surcharge in effect during the 2004 period was 5.3% compared to 4.2% during the 2003 period. Automotive volumes increased 2.8% over the 2003 period, but because of a change in customer mix, the automotive revenue per container and freight revenues were below the 2003 period, partially offsetting the overall Stacktrain revenue increase noted above. The wholesale international operations increase in freight revenues was primarily the result of increases from existing customers. International container volumes were 6.6% above the 2003 quarter.

Our retail segment usage of our wholesale segment for rail transportation decreased by $6.6 million, or 10.4%, in the 2004 period compared to the 2003 period reflecting reduced rail brokerage shipments eliminated. Cross-selling activities within the retail segment increased by $3.0 million in the 2004 period compared to the 2003 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $41.8 million, or 6.8%, for the six months ended June 25, 2004 compared to the six months ended June 27, 2003. Cost of purchased transportation and services in our retail segment increased $20.3 million due primarily to the increased shipments discussed above. In addition, our warehousing and distribution division incurred costs related to vacating temporary warehousing facilities. These facilities are now vacated and will no longer result in increased costs in the future.

The wholesale segment’s cost of purchased transportation and services increased $14.9 million for the 2004 period compared to the 2003 period reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above. The cartage increase was also due primarily to increased shipments noted above coupled with the newer cartage locations added in late 2002 or early 2003. In addition, our cartage operations incurred an increase in net container detention costs, and additional costs related to driver retention and one-way drays in certain locations compared to the 2003 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, decreased $0.4 million, or 0.7%, in the 2004 period compared to the 2003 period. Direct operating costs were higher in the 2003 period due to increasing maintenance expense during the first quarter of 2003 partially offset by increased container and chassis lease and maintenance costs due to the higher fleet size during the 2004 quarter. At June 25, 2004, we had 6.0% or 1,352 more containers and 3.3% or 816 more chassis than at June 27, 2003

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.9 million, or 1.0%, in the 2004 period compared to the 2003 period primarily as the result of increased compensation expense associated with an overall average increase of 124 people employed during the 2004 period compared to the 2003 period and an increase in professional fees compared to the 2003 period. This was partially offset by reduced temporary warehouse rental expense in our retail segment as well as reduced insurance costs in the 2004 period when compared to the 2003 period which included accruals for vehicle accidents during the first quarter of 2003. The headcount increase was associated with additional trucking locations added since the 2003 period. The increase in corporate costs related to general increases in audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002, and costs related to the preparation of a shelf registration statement filed with the SEC on January 7, 2004 and a supplement to the shelf registration statement prospectus filed with the SEC on April 8, 2004. During the 2003 period, $0.9 million was incurred related to secondary stock offering costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.5 million, or 12.2%, for the 2004 period compared to the 2003 period due to property retirements in the retail segment and property becoming fully depreciated.

Income From Operations. Income from operations decreased $2.6 million, or 6.8%, from $38.2 million in the 2003 period to $35.6 million in the 2004 period. Retail segment income from operations decreased $5.4 million reflecting reduced business in our rail brokerage and warehousing and distribution divisions due to customer turnover. Rail brokerage operations were also adversely impacted by the rail service issues with our core rail carriers. This was partially offset by wholesale segment income from operations which increased $3.5 million reflecting a $1.9 million increase in Stacktrain income from operations and a $1.6 million increase in cartage income from operations. The Stacktrain increase was due to strength in all three lines of business; domestic, auto and international operations combined with improved container per diem billing and collection efforts. The cartage increase was due to increased business at the newer locations added in late 2002 and 2003, to increased business in the Los Angeles basin and to insurance costs related to vehicle accidents recorded in the first quarter of 2003 that did not occur in the 2004 period. Income from operations was adversely impacted by corporate costs related to audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002 and preparation of the shelf registration statement and a supplement to the shelf registration statement prospectus.

Interest Expense. Interest expense decreased by $6.9 million, or 58.5%, for the 2004 period compared to the 2003 period due to a lower level of outstanding debt during the period and to lower interest rates in the current period. At June 25, 2004, total long-term debt was $183.1 million, $55.0 million less than the balance of $238.1 million at June 27, 2003.

Loss on Extinguishment of Debt. On June 10, 2003, we completed the refinancing of our existing term loan and revolving credit facility with a new senior credit facility (see discussion under “Liquidity and Capital Resources,” below) and called for redemption on July 10, 2003 of all our outstanding $150 million senior subordinated notes. Charges totaling $1.4 million were incurred during the 2003 quarter related to the refinancing of the existing term loan and revolving credit facility including $1.2 million for the write-off of loan fees on the prior term and revolving credit facilities and $0.2 million for breakage and commitment fees.

Income Tax Expense. Income tax expense increased $1.8 million in the 2004 period compared to the 2003 period due to higher pre-tax income in the 2004 period, partially offset by a lower effective tax rate in the 2004 period. The effective tax rate was 38.4% during the 2004 period compared to 40.0% for the 2003 period.

Net Income. Net income increased by $3.9 million from $15.0 million in the 2003 period to $18.9 million in the 2004 period due primarily to lower interest costs associated with the lower level of outstanding debt during the 2004 period and to debt extinguishment costs incurred in the 2003 period, partially offset by higher income tax expense related to the higher pre-tax income for the 2004 period. Excluding the costs associated with the debt refinancing and secondary offering transactions, adjusted net income for the 2003 period would have been $16.4 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Six Months Ended June 27, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	As Reported Results	Adjustments		As Adjusted Results
Income from operations	$38.2	$0.9	1/	$39.1
Interest expense	11.8	—		11.8
Loss on extinguishment of debt	1.4	(1.4)	2/	—

Income before income taxes	25.0	2.3		27.3
Income taxes	10.0	0.9	3/	10.9

Net income	15.0	1.4		16.4

Diluted earnings per share	$0.40	$0.04		$0.44

Weighted average shares outstanding .	37,720,105	37,720,105		37,720,105

1/	Fees and expenses associated with the secondary offering of common stock paid by the Company.
2/	Fees and expenses related to our long-term debt refinancing:

A)	$1.2 million for the write-off of existing loan fees.
B)	$0.2 million for loan breakage and commitment fees.
3/	Income taxes at 40.0%.

Liquidity and Capital Resources

Cash generated by operating activities was $27.7 million and $27.2 million for the six months ended June 25, 2004 and June 27, 2003, respectively. The increase in cash provided by operating activities in 2004 was due primarily to reduced interest charges on long-term debt partially offset by an increase in current income tax costs coupled with reduced income from operations during the 2004 period compared to the 2003 period. Most of our historical operating losses for federal tax purposes were used during 2003, increasing expected income tax cash costs for the year 2004 to an estimated $19 million. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We believe that it is better to reduce debt and minimize our interest expense than to maintain cash balances and incur increased interest costs. We had working capital of $52.0 million and $45.4 million at June 25, 2004 and June 27, 2003, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of June 25, 2004.

Contractual Obligations

in millions	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$183.0	$—	$13.0	$50.0	$120.0
Operating leases	376.1	32.4	108.8	79.5	155.4
Equipment obligation	45.2	0.9	9.7	9.9	24.7
Capital leases	0.1	—	0.1	—	—
Volume incentives	9.5	9.5	—	—	—
Cartage software system	0.8	0.8	—	—	—
Management agreement	0.2	0.2	—	—	—
APL information systems agreement	3.3	3.3	—	—	—
Purchased transportation	24.9	24.9	—	—	—

Total	$643.1	$72.0	$131.6	$139.4	$300.1

Our total long-term debt (as refinanced, see below) was originally incurred to finance our recapitalization, the acquisition of Pacer Logistics and four acquisitions in our retail segment in 2000. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 3,582 containers and 1,000 chassis ordered, and remaining to be financed. We anticipate financing the equipment through an operating lease. The annual fee under our management agreement with Apollo Management, L.P. has been reduced from $0.5 million to $0.25 million and the agreement expires at the end of 2004. Our Stacktrain operations use APL Limited’s computer systems under a long-term contract that may be terminated by us by giving 120 days notice. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008. Due to our voluntary debt repayments during the period, our next required debt payment is December 31, 2006, but we intend to continue to make voluntary debt payments with our operating cash flows.

Cash flows used in investing activities were $1.5 million and $1.6 million for the six months ended June 25, 2004 and June 27, 2003, respectively. The use of cash in the 2004 period was for normal computer system replacement items. The use of cash in the 2003 period included $0.7 million for trailers at the truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. These amounts were partially offset by net proceeds of $0.2 million and $0.1 million from the sale of property in the 2004 period and 2003 period, respectively.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At June 25, 2004, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. Since we were unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002 we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against us for failing to continue to make progress payments following the developer’s breach of the contract. We have denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding we commenced, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing us from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings have been pending, however, we have been utilizing the system design work performed by the developer under the original contract. In July 2004, we entered into an agreement with the assignee settling all claims between us and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, we are entitled to receive a majority of the assets of the developer that remain available for distribution to unsecured creditors (the exact amount of which remains unknown at this time), and we exchanged mutual releases with the assignee of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant the settlement agreement we recently took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of a recently engaged independent consultant, we intend to evaluate the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. During this evaluation and further work on the conversion project, we will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited.

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

Cash flows used in financing activities were $26.9 million and $26.6 million for the six months ended June 25, 2004 and June 27, 2003, respectively. During the 2004 period, we repaid $31.0 million on our long-term debt. Options to purchase 85,952 shares of our common stock were exercised during the 2004 quarter for total proceeds of $0.4 million paid to the Company. At June 25, 2004, the Company had $64.4 million available under the new $75.0 million revolving credit facility, net of $10.6 million of outstanding letters of credit. At June 25, 2004, the term loan of $183.0 million was outstanding with a current interest rate of 4.35%.

On January 7, 2004, we filed a shelf registration statement with the SEC, providing for the issuance by us of up to $150.0 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by certain selling stockholders of 8,702,893 shares of common stock. The registration statement was declared effective on January 21, 2004. There are currently no arrangements in place for the Company to issue any additional securities.

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

On June 10, 2003, we completed the refinancing of the existing term loan and revolving credit facilities and called for redemption on July 10, 2003 of the senior subordinated notes with a new $330.0 million credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a seven-year term loan facility with an original principal amount of $255.0 million and a five-year $75.0 million revolving credit facility and contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At June 25, 2004, we were in compliance with these covenants. On June 10, 2003, we drew $96.0 million of the term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility, $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the term loan facility was drawn on July 10, 2003 to redeem all of our $150.0 million senior subordinated notes and to pay interest through the redemption date and the $8.8 million redemption premium. In addition, during the first six months of 2003, we repaid $10.2 million of the existing term loan prior to the refinancing, the $5.0 million subordinated note related to the 2000 acquisition of assets from Conex Global Logistics Services, Inc., $8.0 million of the Senior Secured Credit Facility and $0.1 million of capital lease obligations. Options to purchase 147,736 shares of our common stock were exercised during the 2003 period for total proceeds of $1.1 million paid to the Company.

In November, 2003, we negotiated a repricing for the seven year term loan under the Senior Secured Credit Facility that resulted in an immediate reduction of  1/2 of 1% to the applicable margin. The applicable margin is subject to further reductions based on the Company achieving certain financial ratios specified in the facility agreement.

During the 2004 period, the wholesale segment received 1,942 new 53-ft. leased containers and 2,464 primarily leased chassis and returned 1,660, 48-ft and 53-ft leased containers and 1,494 primarily leased chassis. At June 25, 2004, we have 3,582 53-ft containers and 1,000 chassis on order, to be delivered by the end of the first quarter of 2005. All ordered containers and chassis are expected to be financed through operating leases.

During the first seven months of 2003, we returned 832 primarily 48-foot chassis for remanufacture into 53-foot chassis, and have received 1,293 53-foot chassis under operating lease. In addition, 786 40-foot chassis were added under operating lease to replace chassis previously sublet from APL Limited. We have returned 398 48-foot containers and 253 53-foot containers under operating leases during the 2003 period. We received 1,604 of the 3,000 53-foot containers on order in 2003, with an option for an additional 500 containers, all under operating lease.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of June 25, 2004.

Based upon the average variable interest rate debt outstanding during the first six months of 2004, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $2.0 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 25, 2004. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of June 25, 2004 based on the controls evaluation. In addition, in connection with new rules that will require the 2004 Form 10-K to include management’s report on internal controls and the independent auditor’s attestation, we are in the process of further reviewing and documenting our internal controls over financial reporting and may from time to time make refinements designed to enhance their effectiveness and efficiency. Recently, these refinements have included additional segregation of accounting duties; more formalized processes for authorizing transactions, documenting accounting policies and reviewing financial estimates; limitations on access to various accounting modules; and implementation of a governance structure for information technology projects and strategies.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of June 25, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved. Our CEO and CFO have determined that there have been no changes in our internal controls that occurred during the second quarter of 2004 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the first two paragraphs of Note 7 to the Notes to Condensed Consolidated Financial Statements, which are hereby incorporated by reference into Part II of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Board of Directors is divided into three classes that serve staggered three-year terms. At the 2004 Annual Meeting of Shareholders of Pacer International, Inc. held on April 27, 2004, the shareholders elected the following persons to the Company’s Board of Directors to serve until the 2007 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	For	Withheld
P. Michael Giftos	30,449,841	3,858,542
Michael S. Gross	19,275,000	15,033,383
Bruce H. Spector	17,241,396	17,066,987
Thomas L. Finkbiner	28,438,112	5,870,271

Directors continuing in office until the 2005 Annual Meeting of Shareholders are Joshua J. Harris, Marc E. Becker and John J. Hannan. Directors continuing in office until the 2006 Annual Meeting of Shareholders are Donald C. Orris, Robert S. Rennard and John P. Tague.

By a vote of 33,559,799 for, 744,929 against and 3,655 abstaining, the shareholders ratified the Audit Committee’s selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31,2004. There were no broker non-votes on this matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

(b)	During the three months ended June 25, 2004, four Current Reports on Form 8-K were furnished or filed by the Company:

(1)	The Company filed a Current Report on Form 8-K dated April 7, 2004 which amended our shelf registration statement by filing the underwriting agreement pursuant to which certain of our stockholders agreed to sell 4 million shares of common stock of Pacer International, Inc. to the underwriter named therein.

(2)	The Company furnished a Current Report on Form 8-K dated April 7, 2004, announcing the earnings call and webcast of the earnings call to discuss first quarter 2004 financial results and included the affirmation of first quarter 2004 earnings estimates. A related press release was attached thereto.

(3)	The Company furnished a Current Report on Form 8-K dated April 29, 2004 announcing earnings for the first fiscal quarter ended April 2, 2004 and attached a press release related thereto.

(4)	The Company furnished a Current Report on Form 8-K dated June 10, 2004 announcing an adjustment to its second quarter 2004 earnings estimate and attached a press release related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 2, 2004	By:	/s/ D.C. Orris
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2004	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.