Form 10-Q
period 2004-09-17
PACER INTERNATIONAL INC
filed 2004-10-27
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 17, 2004

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

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2004
Common stock, $.01 par value per share	37,275,405 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED SEPTEMBER 17, 2004

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 17, 2004	December 26, 2003
	(In millions)
ASSETS

Current assets
Cash and cash equivalents	$—	$0.8
Accounts receivable, net of allowances of $3.6 million and $4.2 million, respectively	220.2	203.0
Prepaid expenses and other	9.1	11.7
Deferred income taxes	4.8	4.5

Total current assets	234.1	220.0

Property and equipment
Property and equipment at cost	99.9	97.1
Accumulated depreciation	(50.2)	(45.1)

Property and equipment, net	49.7	52.0

Other assets
Goodwill	288.3	288.3
Deferred income taxes	14.2	23.3
Other assets	12.3	10.9

Total other assets	314.8	322.5

Total assets	$598.6	$594.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$180.0	$161.3

Total current liabilities	180.0	161.3

Long-term liabilities
Long-term debt and capital leases	169.1	214.1
Other	2.5	3.0

Total long-term liabilities	171.6	217.1

Total liabilities	351.6	378.4

Commitments and contingencies (Notes 4 and 7)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized 37,275,405 and 37,167,518 issued and outstanding at September 17, 2004 and December 26, 2003, respectively	0.4	0.4
Additional paid-in-capital	274.9	274.2
Unearned compensation	(0.1)	(0.2)
Accumulated deficit	(28.0)	(58.2)
Accumulated other comprehensive loss	(0.2)	(0.1)

Total stockholders’ equity	247.0	216.1

Total liabilities and stockholders’ equity	$598.6	$594.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 17, 2004	Sept. 19, 2003	Sept. 17, 2004	Sept. 19, 2003
	(in millions, except share and per share amounts)
Revenues	$438.2	$412.3	$1,277.3	$1,212.2

Operating expenses:
Cost of purchased transportation and services	343.9	321.8	1,001.2	937.3
Direct operating expenses	25.6	24.5	79.8	79.1
Selling, general and administrative expenses	46.3	44.8	134.7	132.3
Depreciation and amortization	1.8	1.9	5.4	6.0

Total operating expenses	417.6	393.0	1,221.1	1,154.7

Income from operations	20.6	19.3	56.2	57.5

Interest expense	2.2	3.1	7.1	14.9
Loss on extinguishment of debt	—	10.7	—	12.1

Income before income taxes	18.4	5.5	49.1	30.5
Income taxes	7.1	0.6	18.9	10.6

Net income	$11.3	$4.9	$30.2	$19.9

Earnings per share (Note 9):

Basic:
Earnings per share	$0.30	$0.13	$0.81	$0.54

Weighted average shares outstanding	37,263,222	37,089,963	37,247,585	36,949,319

Diluted:
Earnings per share	$0.30	$0.13	$0.79	$0.53

Weighted average shares outstanding	37,995,418	38,180,668	38,140,098	37,876,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 17, 2004

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Unearned Comp- ensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 26, 2003	37,167,518	$0.4	$274.2	$(0.2)	$(58.2)	$(0.1)	$216.1

Net income	—	—	—	—	30.2	—	30.2
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)

Total comprehensive income	—	—	—	—	30.2	(0.1)	30.1
Amortization – unearned compensation	—	—	(0.1)	0.1	—	—	—
Tax benefit from exercise of stock options	—	—	0.2	—	—	—	0.2
Issuance of common stock for exercise of options	107,887	—	0.6	—	—	—	0.6

Balance September 17, 2004	37,275,405	$0.4	$274.9	$(0.1)	$(28.0)	$(0.2)	$247.0

Total comprehensive income for the nine months ended September 19, 2003 was $19.9 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 17, 2004	Sept. 19, 2003
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30.2	$19.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.4	6.0
Deferred taxes	8.8	10.3
Gain on sale of property and equipment	—	(0.1)
Premium on extinguishment of senior subordinated notes	—	8.8
Changes in operating assets and liabilities:
Accounts receivable, net	(17.2)	7.6
Prepaid expenses and other	1.3	(6.4)
Accounts payable and other accrued liabilities	9.2	—
Other	(0.8)	(0.5)

Net cash provided by operating activities	36.9	45.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3.3)	(2.6)
Proceeds from sales of property and equipment	0.3	0.2

Net cash used in investing activities	(3.0)	(2.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	9.4	(5.2)
Proceeds from exercise of stock options	0.6	2.9
Proceeds from issuance of long-term debt, net of costs	—	241.8
Debt, revolving credit facility and capital lease obligation repayment	(45.0)	(279.5)

Net cash used in financing activities	(35.0)	(40.0)

Effect of exchange rate changes on cash	0.3	1.3

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.8)	4.5
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	0.8	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$4.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 17, 2004 and December 26, 2003 and for the three- and nine-month periods ended September 17, 2004 and September 19, 2003 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, that are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 26, 2003 included in the Company’s Form 10-K/A as filed with the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements as of September 17, 2004 and December 26, 2003 and for the three- and nine-month periods ended September 17, 2004 and September 19, 2003 include the accounts of the Company and all entities which the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At September 17, 2004 and December 26, 2003, accounts receivable included unbilled amounts for services rendered of $24.4 million and $22.3 million, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive income (loss) consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 26, 2003	$(0.1)
Activity during 2004 (net of tax)	(0.1)

Balance at September 17, 2004	$(0.2)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income (in millions) and earnings per share for the three months and nine months ended September 17, 2004 and September 19, 2003 would have been:

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 17, 2004	Sept 19, 2003	Sept. 17, 2004	Sept 19, 2003
	(in millions, except per share amounts)
Net income, as reported	$11.3	$4.9	$30.2	$19.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.4	0.3	1.0	0.8

Net income, pro forma	$10.9	$4.6	$29.2	$19.1

Earnings per share:
Basic, as reported	$0.30	$0.13	$0.81	$0.54

Basic, pro forma	$0.29	$0.12	$0.78	$0.52

Diluted, as reported	$0.30	$0.13	$0.79	$0.53

Diluted, pro forma	$0.29	$0.12	$0.77	$0.50

The fair value of each option granted was estimated on the date of grant with the following assumptions for the three and nine months ended September 17, 2004 and September 19, 2003, respectively: risk-free interest rate of 4.25% and 3.79% for the third quarters of 2004 and 2003 and a weighted average of 3.80% and 3.50% for the nine month periods of 2004 and 2003; no dividend yield for either period; and expected option lives of 7 years for options granted for each period. The weighted average fair value per share of options granted was $7.10 and $10.56 for the third quarters of 2004 and 2003 and $9.74 and $8.11 for the nine month periods of 2004 and 2003. For options granted in the three- and nine-month periods ended September 17, 2004 and September 19, 2003, the Black-Scholes option pricing model was used assuming a volatility of 33% and 47% for the three-month periods and a weighted average volatility of 43% and 47% for the nine-month periods to determine the fair value of those options granted.

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

On April 8, 2004, the Company filed with the SEC a supplement to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of 4,000,000 shares of the Company’s common stock for $20.07 per share in an underwritten public offering. There were no new shares issued and the Company received no proceeds from the offering. The Company paid $0.3 million of fees and expenses related to the offering during the first nine months of 2004 and charged the costs to the Selling, General and Administrative Expense line item on the Statement of Operations.

NOTE 3. MERGER AND SEVERANCE

During 2000 and 2001, the Company recorded charges totaling $9.3 million relating to the consolidation of retail and wholesale segment operations. The charges included amounts primarily for severance of employees and additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required. At September 17, 2004, all amounts were paid. At September 19, 2003, $0.3 million remained to be paid.

NOTE 4. CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At September 17, 2004, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. Since the Company was unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002 the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against the Company for failing to continue to make progress payments following the developer’s breach of the contract. The Company denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

developer’s claims in the arbitration proceeding commenced by the Company, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing the Company from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings have been pending, however, the Company has been utilizing the system design work performed by the developer under the original contract. In July 2004, the Company entered into an agreement with the assignee settling all claims between the Company and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, the Company is entitled to receive a majority of the assets of the developer that remain available for distribution to unsecured creditors (the exact amount of which, if any remains unknown at this time), and the Company and the assignee exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement the Company took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of an independent consultant, the Company is evaluating the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. During this evaluation and further work on the conversion project, the Company is and will continue to avail itself of the services and support under its existing long-term agreement with APL Limited.

Management believes that it is probable that software being developed for internal use will be completed and placed in service as the Company has the ability and intention to complete this software project. However, in the event facts and circumstances change whether as a result of our evaluation of the software or otherwise, which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, the Company would evaluate the previously capitalized software for impairment.

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

At September 17, 2004, the Company had $64.1 million available under the new $75.0 million revolving credit facility, net of $10.9 million of outstanding letters of credit. At September 17, 2004, the term loan of $169.0 million was outstanding with a current interest rate of 4.06%. During the nine months ended September 17, 2004 and September 19, 2003, the Company repaid $45.0 million and a net $24.5 million (in addition to the refinancing amounts stated above), respectively, of long-term debt and capital lease obligations. Operating cash flows funded the repayment of the debt.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-term debt and capital leases are summarized as follows: (in millions):

Sept. 17, 2004
Term loan (4.06%; due June 10, 2010)	$169.0
Revolving credit facility (due June 10, 2008)	—
Capital lease obligations	0.1

Total	169.1
Less current portion	—

Long-term portion	$169.1

Contractual maturities of long-term debt (including capital lease obligations) subsequent to September 17, 2004 are as follows (in millions):

Remaining in 2004	$—
2005	0.1
2006	—
2007	11.5
2008	25.0
2009	25.0
2010	107.5

Total	$169.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the nine-month periods ended September 17, 2004 and September 19, 2003, respectively.

	Nine Months Ended
	Sept. 17, 2004	Sept. 19, 2003
Common Stock Options

Granted
@ $13.74 per share	—	111,000
@ $15.78 per share	—	149,500
@ $16.18 per share	47,000	—
@ $19.65 per share	—	11,500
@ $19.66 per share	99,000	—
@ $19.76 per share	—	10,000
@ $20.31 per share	37,000	—

Subtotal	183,000	282,000

Exercised
@ $4.31 per share	58,728	—
@ $5.00 per share	29,859	119,170
@ $10.00 per share	6,000	17,100
@ $12.50 per share	13,300	164,400
@ $15.00 per share	—	7,000

Subtotal	107,887	307,670

Canceled or Expired
@ $5.00 per share	17,998	14,000
@ $12.50 per share	47,700	46,400
@ $13.74 per share	—	11,000
@ $15.00 per share	34,760	75,000
@ $15.78 per share	4,800	—
@ $19.76 per share	10,000	—

Subtotal	115,258	146,400

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

(Unaudited)

stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. In August 2000, the trial court ruled in the Company’s favor on all issues except one, namely that in 1998 the Company’s subsidiaries failed to issue to the owner-operators new certificates of insurance disclosing a change in the Company’s subsidiaries’ liability insurance retention amount, and ordered that restitution of $488,978 be paid for this omission. Plaintiffs’ counsel then appealed all issues except one (the independent contractor status of the drivers), and the Company’s subsidiaries appealed the insurance retention disclosure issue. In December 2003, the appellate court affirmed the trial court’s decision as to all but one issue, reversed the trial court’s decision that the owner-operators could be charged for the workers compensation insurance coverage that they elected to obtain through the Company’s subsidiaries, and remanded back to the trial court the question of whether the collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. The Company sought review at the California Supreme Court of this workers compensation issue, and the plaintiffs sought review only of whether the Company’s subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review. As a result, the only remaining issue is whether the Company’s subsidiaries’ collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. The schedule for this new trial, which will be litigated in the same trial court that heard the original case, has recently been set, and the court has asked the parties to submit their evidence in the form of briefs, affidavits and other documents as opposed to convening a full evidentiary trial. The Company currently expects that this briefing will be completed and that the the court will issue its holding sometime in the first half of 2005. The same law firm prosecuting the Albillo case has filed a separate class action lawsuit in the same jurisdiction on behalf of a putative class of owner-operators (the “Renteria” class action) who are purportedly not included in the Albillo class. The claims in the Renteria case, which is being stayed pending full and final disposition of the remaining issue in Albillo, mirror those in Albillo, specifically, that the Company’s subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through the Company’s subsidiaries violated California’s Business and Professions Code. The Company believes that the final disposition of the insurance issue in Albillo in the Company’s favor precludes the plaintiffs from re-litigating this issue in Renteria. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of the Company’s legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect these legal proceedings to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

The Company’s wholly owned subsidiary, Pacific Motor Transport Company d/b/a Pacer Transport, was a defendant in a personal injury action in Upshur County, East Texas, Dicks v. Pacific Motor Transport Company, which arose out of a 1996 motor vehicle incident. The jury found Pacer Transport liable and awarded damages to the plaintiff in the amount of $607,000. After including pre- and post-judgment interest and court costs, the total amount of the judgment is approximately $1,250,000 at present. At trial, the jury did not find any negligence on the part of plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. The Company contends that this finding was incorrect under well-settled law in Texas in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. The Company appealed to the Texas Court of Appeals which earlier this year refused to reverse the trial court. The Company then appealed to the Texas Supreme Court. The Supreme Court has recently ordered a full briefing on the merits of the case as a final step in its consideration of whether or not to hear the Company’s appeal. The Company expects that this briefing will be completed and that the Supreme Court will rule sometime in the first half of 2005. If the Supreme Court denies the Company’s appeal, the full amount of the Dicks judgment, plus interest and costs, will become due and payable. Based on the status of the Company’s appeal and in light of the Company’s legal arguments

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

regarding the application of Texas law to this case, management cannot reasonably estimate this possible loss but has reserved $250,000, and management does not expect this legal proceeding to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

The Company instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which the Company seeks to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for our losses in the Dicks case due to their mishandling of the Company’s claim for insurance coverage. At the time of the incident, the Company maintained a comprehensive insurance program consisting of primary insurance and excess insurance. The primary insurance policy applicable to the Dicks claim was subject to a $250,000.00 deductible. The Company provided all required notices of the Dicks claim and litigation to the insurer through its authorized representatives. Nevertheless, at the conclusion of the Dicks trial, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000.00. The Company then sued the insurer, the various Lockton entities and Cambridge. The insurer was then placed into receivership in Pennsylvania and has since gone out of business, and therefore has been removed from the case. The Company is still pursuing the case against the Lockton entities and Cambridge for violations of the Texas Insurance Code, negligent misrepresentation, and other claims, in which the Company seeks to recover all of the losses, costs and damages arising out of the Lockton entities’ and Cambridge’s conduct in mishandling the Company’s insurance claim for the Dicks incident. The Lockton case is currently scheduled to go to trial in December 2004.

The Company has a commitment to acquire 2,292, 53-foot containers, 172 chassis, 15 trucks and 59 vans and anticipates financing all such equipment through operating leases. Delivery will take place by the end of the first quarter of 2005. The Company has a commitment to acquire an intermodal drayage software system for the cartage division of the wholesale segment during 2004. This project is expected to cost approximately $1.4 million with $0.6 million remaining to be paid.

NOTE 8. SEGMENT INFORMATION

The Company has two reportable segments, the wholesale segment and the retail segment, that have separate management teams and offer different but related products and services. During the fourth quarter of 2003, the Company’s local cartage operations began reporting to the wholesale segment’s management. All cartage amounts have been reclassified from the retail segment to the wholesale segment to reflect this management change. The wholesale segment provides intermodal rail transportation and local trucking services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. The retail segment provides truck brokerage and truck services, intermodal marketing, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

International revenues generated by the Company’s retail segment for the third quarter of 2004 and the first nine months of 2004 were $30.7 million and $84.2 million, respectively in Europe and $4.5 million and $11.4 million, respectively in Canada. The Company’s wholesale segment generated $9.3 million and $28.4 million in revenues for the third quarter of 2004 and the first nine months of 2004, respectively from Mexico.

International revenues generated by the Company’s retail segment for the third quarter of 2003 and the first nine months of 2003 were $25.1 million and $71.7 million, respectively in Europe and $3.4 million and $6.2 million, respectively in Canada. The Company’s wholesale segment generated $8.7 million and $29.1 million in revenues for the third quarter of 2003 and the first nine months of 2003, respectively from Mexico.

For the three- and nine-month periods ended September 17, 2004 and September 19, 2003, the Company had no customers that contributed more than 10% of the Company’s total revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and nine-month periods ended September 17, 2004 and September 19, 2003 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended September 17, 2004
Revenues	$233.4	$235.7	$—	$469.1
Inter-segment elimination	(30.9)	—	—	(30.9)

Subtotal	202.5	235.7	—	438.2
Income from operations	23.6	1.0	(4.0)	20.6
Depreciation	0.9	0.9	—	1.8
Capital expenditures	0.1	1.5	—	1.6
Total assets	390.3	232.0	(23.7)	598.6

3 Months ended September 19, 2003
Revenues	$220.1	$221.5	$—	$441.6
Inter-segment elimination	(29.3)	—	—	(29.3)

Subtotal	190.8	221.5	—	412.3
Income from operations	19.5	3.4	(3.6)	19.3
Depreciation	0.9	1.0	—	1.9
Capital expenditures	0.5	0.4	—	0.9
Total assets	414.0	208.2	(11.5)	610.7

9 Months ended September 17, 2004
Revenues	$695.8	$669.4	$—	$1,365.2
Inter-segment elimination	(87.9)	—	—	(87.9)

Subtotal	607.9	669.4	—	1,277.3
Income from operations	61.8	5.2	(10.8)	56.2
Depreciation	2.8	2.6	—	5.4
Capital expenditures	0.2	3.1	—	3.3
Total assets	390.3	232.0	(23.7)	598.6

9 Months ended September 19, 2003
Revenues	$663.9	$641.2	$—	$1,305.1
Inter-segment elimination	(92.9)	—	—	(92.9)

Subtotal	571.0	641.2	—	1,212.2
Income from operations	54.2	13.0	(9.7)	57.5
Depreciation and amortization	2.9	3.1	—	6.0
Capital expenditures	0.7	1.9	—	2.6
Total assets	414.0	208.2	(11.5)	610.7

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment). Inter-segment revenues were $30.9 million and $87.9 million for the three- and nine-month periods ending September 17, 2004 and $29.3 million and $92.9 million for the three- and nine-month periods ending September 19, 2003, respectively. Inter-segment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 17, 2004	Sept. 19, 2003	Sept. 17, 2004	Sept. 19, 2003
Numerator:
Net income	$11.3	$4.9	$30.2	$19.9

Denominator:
Denominator for earnings per share-basic:
Common shares outstanding	37,263,222	37,089,963	37,247,585	36,949,319
Effect of dilutive securities:
Stock options	732,196	1,090,705	892,513	927,630

Denominator for earnings per share-diluted	37,995,418	38,180,668	38,140,098	37,876,949

Earnings per share-basic	$0.30	$0.13	$0.81	$0.54

Earnings per share-diluted	$0.30	$0.13	$0.79	$0.53

Options to purchase 10,000 shares of common stock at $19.65 per share, 99,000 shares of common stock at $19.66 per share, 37,000 shares of common stock at $20.31 per share, and 7,000 shares of common stock at $21.51 per share were outstanding during the three- and nine-months ended September 17, 2004 but were not included in the computation of diluted earnings per share for those periods because the options’ exercise price was greater than the average market price of the common shares during this period. All outstanding options during the third quarter of 2003 were included in the computation of diluted earnings per share for the third quarter of 2003. Options to purchase 11,500 shares of common stock at $19.65 per share were outstanding during the first nine months of 2003 but were not included in the computation of diluted earnings per share for the nine months ended September 19, 2003 because the options’ exercise price was greater than the average market price of the common shares during this period.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases you can identify these statements by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Congestion, work stoppages or service disruptions affecting our rail and motor transportation providers;

•	Industry trends;

•	Changes in our business strategy, development plans or cost savings plans;

•	The loss of one or more of our major customers;

•	Competition;

•	Availability of qualified personnel;

•	Changes in, or the failure to comply with, government regulation;

•	Our ability to integrate acquired businesses;

•	Terrorism and acts of war;

•	Increases in our leverage; and

•	The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including those set forth under the caption “Risks Related to Our Business” in our annual report on Form 10-K/A for fiscal year ended December 26, 2003 filed March 11, 2004 and prospectus dated January 21, 2004 and prospectus supplement dated April 7, 2004.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

Executive Summary

Overall, the third quarter and first nine months of 2004 showed improved financial results over the comparable 2003 periods. Revenues, net income and diluted earnings per share for the 2004 periods were all above those for the third quarter and first nine months of 2003. Our operating cash flows remain strong and we repaid $14.0 million of debt during the third quarter of 2004 and $45.0 million during the first nine months of 2004. While our next required debt payment is not until September 30, 2007, we intend to continue to make voluntary debt payments with our operating cash flows.

We are continuing to experience capacity-related service issues with our core rail carriers which has been intensified by the recent inclement weather and hurricane activity on the east coast of the United States. While we believe that rail service is improving, this situation has adversely impacted our rail brokerage, cartage and Stacktrain operations.

Our wholesale Stacktrain operations continue to be the strength of the Company, contributing $22.2 million of income from operations for the quarter and $58.4 million for the first nine months of 2004. All three Stacktrain lines of business increased volumes for the first nine months of 2004 over the 2003 period: third-party domestic up 1.6%, automotive up 3.1% and international up 2.1%. Our cartage operations were also able to increase income from operations by $0.3 million for the quarter and $1.9 million for the first nine months of 2004 due to increased business at the newer cartage locations added in late 2002 and early 2003 and from cartage operations in the Los Angeles basin. Our retail segment results for the third quarter and first nine months of 2004 were below those for the comparable 2003 periods. However, income from operations for the first nine months of 2004 improved over the 2003 period for all retail lines of business with the exception of rail brokerage and warehousing and distribution. Both the rail brokerage and warehousing and distribution divisions require increased revenues to begin improving financial results. During the first nine months of 2004, we have brought on managers in charge of yield management and pricing, hired a number of experienced sales managers and initiated efforts to reengineer processes to reduce costs, improve service and increase margins.

We are continuing to make progress on approximately 50 key objectives underway throughout the Company to drive operational efficiencies and improve income from operations and operating cash flows.

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

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with our customers or have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operations recognize revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads are available. In addition, our Stacktrain operation offers volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. Our wholesale cartage operations and our retail segment recognize revenue after services have been completed.

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

Deferred Tax Assets. At September 17, 2004, we have recorded net deferred tax assets of $19.0 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $49.4 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001. SFAS 142 requires periodic tests for impairment and recognition of impairment losses under certain circumstances. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting units fair value with the units carrying amount, including goodwill. If this indicates that the fair value is less than the carrying value, then the implied fair value of the reporting units goodwill is compared with the carrying amount of the reporting units goodwill to determine the impairment loss to be charged to operations.

Results of Operations

Three Months Ended September 17, 2004 Compared to Three Months Ended September 19, 2003

The following table sets forth our historical financial data by reportable segment for the three months ended September 17, 2004 and September 19, 2003 (in millions).

	2004	2003	Change	% Change
Revenues
Wholesale	$233.4	$220.1	$13.3	6.0%
Retail	235.7	221.5	14.2	6.4
Inter-segment elimination	(30.9)	(29.3)	(1.6)	5.5

Total	438.2	412.3	25.9	6.3

Cost of purchased transportation and services
Wholesale	168.0	159.9	8.1	5.1
Retail	206.8	191.2	15.6	8.2
Inter-segment elimination	(30.9)	(29.3)	(1.6)	5.5

Total	343.9	321.8	22.1	6.9

Direct operating expenses
Wholesale	25.6	24.5	1.1	4.5
Retail	—	—	—	—

Total	25.6	24.5	1.1	4.5

Selling, general & administrative expenses
Wholesale	15.3	15.3	—	—
Retail	27.0	25.9	1.1	4.2
Corporate	4.0	3.6	0.4	11.1

Total	46.3	44.8	1.5	3.3

Depreciation and amortization
Wholesale	0.9	0.9	—	—
Retail	0.9	1.0	(0.1)	(10.0)

Total	1.8	1.9	(0.1)	(5.3)

Income from operations
Wholesale	23.6	19.5	4.1	21.0
Retail	1.0	3.4	(2.4)	(70.6)
Corporate	(4.0)	(3.6)	(0.4)	11.1

Total	20.6	19.3	1.3	6.7

Interest expense	2.2	3.1	(0.9)	(29.0)
Loss on extinguishment of debt	—	10.7	(10.7)	(100.0)
Income taxes	7.1	0.6	6.5	1,083.3
Net income	$11.3	$4.9	$6.4	130.6%

Revenues. Revenues increased $25.9 million, or 6.3%, for the three months ended September 17, 2004 compared to the three months ended September 19, 2003. Revenues in our retail segment increased $14.2 million due primarily to increased revenues from lower margin automotive shipments in our truck brokerage division up 13.9%, increased revenues in our truck services division up 29.9%, strong import and export revenues in our international freight forwarding division up 21.7%, and increased revenues from several supply chain services customers up 10.8%. These increases were partially offset by reduced revenues in our rail brokerage and warehousing and distribution divisions, down 1.4% and 33.4%, respectively due to the loss of a few customers during 2003 that we are actively in the process of replacing. In addition, our rail brokerage operations were adversely impacted by the continuing capacity-related service issues with our core rail carriers which were intensified by the recent hurricane activity in the eastern United States.

Wholesale segment revenues increased $13.3 million, reflecting increases in both cartage and Stacktrain operations. The increase in cartage revenue resulted primarily from increased revenue at the newer cartage locations added in late 2002 or early 2003 as they move beyond the start-up phase, and from cartage operations in the Los Angeles basin. Stacktrain results reflected increases in wholesale third-party domestic and automotive revenues and container per diem revenue, partially offset by a decline in wholesale international revenues. The increase in wholesale third-party domestic freight revenues was due to increases from several intermodal marketing companies coupled with a 7.0% average fuel surcharge in effect during the 2004 quarter compared to 3.1% average surcharge in effect during the 2003 quarter. The fuel surcharge percentage will likely continue to increase at least for the near term. Domestic containers handled increased only 0.6% over the 2003 quarter as we are still negatively impacted by service issues with our core rail carriers. In addition, the recent inclement weather and hurricane activity in the eastern United States intensified these rail service issues during the third quarter of 2004. We experienced ramp closures in various locations, re-routes away from the New Orleans gateway, and two short-term embargoes for freight traveling to, from or through parts of the southeast United States. The increase in automotive freight revenues was due to a volume increase of 3.6% over the third quarter of 2003, partially offset by a reduction in the average revenue per container due to a change in customer mix. The increase in container per diem revenue resulted from more containers in service during the 2004 quarter compared to the 2003 quarter and to improved billing and collection efforts. International container volumes were 6.2% below the 2003 quarter.

Our retail segment usage of our wholesale segment for rail transportation increased by $1.6 million, or 5.5%, in the 2004 quarter compared to the 2003 quarter. Cross-selling activities within the retail segment decreased by $0.5 million in the 2004 quarter compared to the 2003 quarter.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $22.1 million, or 6.9%, for the three months ended September 17, 2004 compared to the three months ended September 19, 2003. Cost of purchased transportation and services in our retail segment increased $15.6 million due primarily to the increased shipments discussed above. The overall gross margin percentage on our retail business has declined from 13.7% in the 2003 quarter to 12.3% in the 2004 quarter reflecting increases in lower margin business. Our rail brokerage division has not been able to pass all rail transportation cost increases on to customers due to the competitive situation thereby reducing the margin on retained business. Our warehousing and distribution division lost a large profitable customer in late 2003 that has impacted margins negatively in this division. In addition, the increased revenue for our truck brokerage division mentioned above is low margin automotive shipments contributing to the overall decline in retail segment gross margin.

The wholesale segment’s cost of purchased transportation and services increased $8.1 million for the 2004 quarter compared to the 2003 quarter reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a slight increase in the cost per container due primarily to increased fuel costs and changes in business mix. The cartage increase was also due primarily to increased shipments noted above coupled with the newer cartage locations added in late 2002 or early 2003. The overall gross margin for the wholesale segment has increased from 27.3% in the 2003 quarter to 28.0% in the 2004 quarter.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $1.1 million, or 4.5%, in the 2004 quarter compared to the 2003 quarter due primarily to increased container and chassis lease costs attributable to the higher fleet size during the 2004 quarter. Partially offsetting the increase were reduced equipment maintenance expenditures. At September 17, 2004, we had 6.4% or 1,472 more containers and 6.3% or 1,525 more chassis than at September 19, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 3.3%, in the 2004 quarter compared to the 2003 quarter primarily as the result of increased compensation expense associated with an overall average increase of 159 people employed during the 2004 quarter compared to the 2003 quarter and an increase in professional fees and costs related to vehicle accidents compared to the 2003 quarter. This was substantially offset by reduced temporary warehouse rental expense in our retail segment. The headcount increase was associated primarily with additional trucking locations added since the 2003 quarter as well as additional sales personnel. The increase in corporate costs related to general increases in audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002, but was partially offset by the absence of secondary stock offering costs, of $0.3 million incurred in the 2003 quarter.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.1 million, or 5.3%, for the 2004 quarter compared to the 2003 quarter due to property retirements in the retail segment and property becoming fully depreciated.

Income From Operations. Income from operations increased $1.3 million, or 6.7%, from $19.3 million in the 2003 quarter to $20.6 million in the 2004 quarter. Wholesale segment income from operations increased $4.1 million reflecting a $3.8 million increase in Stacktrain income from operations and a $0.3 increase in cartage income from operations. The Stacktrain increase was due to strength in the wholesale domestic and automotive businesses as well as increased container per diem related to more containers in service during the 2004 quarter and to improved per diem billing and collection procedures. The cartage increase was due to increased business at the newer locations added in late 2002 and 2003 and to increased business in the Los Angeles basin. Retail segment income from operations decreased $2.4 million reflecting reduced business in our rail brokerage and warehousing and distribution divisions due to customer turnover and to costs related to vehicle accidents. Rail brokerage operations were also adversely impacted by capacity-related rail service issues with our core rail carriers. Income from operations was adversely impacted by corporate costs related to audit and tax fees and costs associated with complying with the Sarbanes-Oxley Act of 2002.

Interest Expense. Interest expense decreased by $0.9 million, or 29.0%, for the 2004 quarter compared to the 2003 quarter due to a lower level of outstanding debt during the period and to lower interest rates in the current period. At September 17, 2004, total long-term debt was $169.1 million, $63.0 million less than the balance of $232.1 million at September 19, 2003.

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

Income Tax Expense. Income tax expense increased $6.5 million in the 2004 quarter compared to the 2003 quarter due to higher pre-tax income in the 2004 quarter, and to a $1.2 million tax expense reduction in the 2003 quarter associated with costs incurred in our initial public offering in June 2002. The effective tax rate was 38.6% during the 2004 quarter compared to 10.9% for the 2003 quarter.

Net Income. Net income increased by $6.4 million from $4.9 million in the 2003 quarter to $11.3 million in the 2004 quarter due primarily to higher income from operations (up $1.3 million) coupled with lower interest costs (down $0.9 million) associated with the lower level of outstanding debt during the 2004 quarter and to debt extinguishment costs ($10.7 million) incurred in the 2003 quarter. Partially offsetting this increase was higher income tax expense related to the higher pre-tax income in the 2004 quarter and the $1.2 million tax expense reduction in the 2003 quarter. Excluding the costs associated with the debt refinancing and secondary offering transactions, adjusted net income for the 2003 quarter would have been $11.5 million.

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Three Months Ended September 19, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	GAAP Results	Adjustments		Adjusted Results
Income from operations	$19.3	$0.3	1/	$19.6
Interest expense	3.1	—		3.1
Loss on extinguishment of debt	10.7	(10.7	) 2/	—

Income before income taxes	5.5	11.0		16.5
Income taxes	0.6	4.4	3/	5.0

Net income	4.9	6.6		11.5

Diluted earnings per share	$0.13	$0.17		$0.30

Weighted average shares outstanding .	38,180,668	38,180,668		38,180,668

1/	Fees and expenses associated with the secondary offering of common stock paid by the Company.
2/	Fees and expenses related to our long-term debt refinancing:
A)	$1.9 million for the write-off of existing loan fees.
B)	$8.8 million premium on redemption of senior subordinated notes.
3/	Income taxes estimated at 40.0%.

Nine Months Ended September 17, 2004 Compared to Nine Months Ended September 19, 2003

The following table sets forth our historical financial data by reportable segment for the nine months ended September 17, 2004 and September 19, 2003 (in millions).

	2004	2003	Change	% Change
Revenues
Wholesale	$695.8	$663.9	$31.9	4.8%
Retail	669.4	641.2	28.2	4.4
Inter-segment elimination	(87.9)	(92.9)	5.0	(5.4)

Total	1,277.3	1,212.2	65.1	5.4

Cost of purchased transportation and services
Wholesale	505.0	482.0	23.0	4.8
Retail	584.1	548.2	35.9	6.5
Inter-segment elimination	(87.9)	(92.9)	5.0	(5.4)

Total	1,001.2	937.3	63.9	6.8

Direct operating expenses
Wholesale	79.8	79.1	0.7	0.9
Retail	—	—	—	—

Total	79.8	79.1	0.7	0.9

Selling, general & administrative expenses
Wholesale	46.3	45.7	0.6	1.3
Retail	77.6	76.9	0.7	0.9
Corporate	10.8	9.7	1.1	11.3

Total	134.7	132.3	2.4	1.8

Depreciation and amortization
Wholesale	2.9	2.9	—	—
Retail	2.5	3.1	(0.6)	(19.4)

Total	5.4	6.0	(0.6)	(10.0)

Income from operations
Wholesale	61.8	54.2	7.6	14.0
Retail	5.2	13.0	(7.8)	(60.0)
Corporate	(10.8)	(9.7)	(1.1)	11.3

Total	56.2	57.5	(1.3)	(2.3)

Interest expense	7.1	14.9	(7.8)	(52.3)
Loss on extinguishment of debt	—	12.1	(12.1)	(100.0)
Income taxes	18.9	10.6	8.3	78.3
Net income	$30.2	$19.9	$10.3	51.8%

Revenues. Revenues increased $65.1 million, or 5.4%, for the nine months ended September 17, 2004 compared to the nine months ended September 19, 2003. Revenues in our retail segment increased $28.2 million due primarily to increased revenues from lower margin automotive shipments in our truck brokerage division up 16.9%, increased revenues in our truck services division up 23.5%, strong import and export revenues in our international freight forwarding division up 17.3%, and increased revenues from several supply chain services customers up 12.6%. These increases were partially offset by reduced revenues in our rail brokerage and warehousing and distribution divisions, down 3.5% and 30.0%, respectively due to the loss of a few customers during 2003 that we are actively in the process of replacing. In addition, our rail brokerage operations were adversely impacted by the continuing capacity-related service issues with our core rail carriers which were intensified by the recent hurricane activity in the eastern United States.

Wholesale segment revenues increased $31.9 million, reflecting increases in both Stacktrain and cartage operations. The increase in cartage revenue resulted primarily from increased revenue at the newer cartage locations added in late 2002 or early 2003 as they move beyond the start-up phase, and from cartage operations in the Los

Angeles basin. Stacktrain results reflected increases in wholesale third-party domestic, wholesale international freight revenues and container per diem revenue, partially offset by reduced wholesale automotive freight revenues. The increase in wholesale third-party domestic freight revenues was a result of increases from several intermodal marketing companies coupled with a 5.9% average fuel surcharge in effect during the 2004 period compared to a 3.7% average surcharge in effect during the 2003 period. The fuel surcharge percentage will likely continue to increase at least for the near term. Domestic containers handled increased only 1.6% as we are still negatively impacted by service issues with our core rail carriers. In addition, the recent inclement weather and hurricane activity in the eastern United States intensified these rail service issues during the third quarter of 2004. We experienced ramp closures in various locations, re-routes away from the New Orleans gateway, and two short-term embargoes for freight traveling to, from or through parts of the southeast United States. Automotive volumes increased 3.1% over the 2003 period, but because of a change in customer mix, the automotive revenue per container and freight revenues were below the 2003 period, partially offsetting the overall Stacktrain revenue increase noted above. The wholesale international operations increase in freight revenues was primarily the result of increases from existing customers. International container volumes were 2.1% above the 2003 period. The increase in container per diem resulted from more containers in service during the 2004 period compared to the 2003 period and to improved per diem billing and collection efforts.

Our retail segment usage of our wholesale segment for rail transportation decreased by $5.0 million, or 5.4%, in the 2004 period compared to the 2003 period reflecting reduced rail brokerage shipments. Cross-selling activities within the retail segment increased by $2.9 million in the 2004 period compared to the 2003 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $63.9 million, or 6.8%, for the nine months ended September 17, 2004 compared to the nine months ended September 19, 2003. Cost of purchased transportation and services in our retail segment increased $35.9 million due primarily to the increased shipments discussed above. The overall gross margin percentage on our retail business has declined from 14.5% in the 2003 period to 12.7% in the 2004 period reflecting increases in lower margin business. Our rail brokerage division has not been able to pass all rail transportation cost increases on to customers due to the competitive situation, thereby reducing the margin on retained business. Our warehousing and distribution division lost a large profitable customer in late 2003 that has impacted margins negatively in this division. Also, during the second quarter of 2004, our warehousing and distribution division incurred costs related to vacating temporary warehousing facilities which added to the decline in retail segment gross margin. The increased revenue for our truck brokerage division is low margin automotive shipments contributing to the overall decline in retail segment gross margin.

The wholesale segment’s cost of purchased transportation and services increased $23.0 million for the 2004 period compared to the 2003 period reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a slight increase in the cost per container due primarily to increased fuel costs and changes in business mix. The cartage increase was also due primarily to increased shipments noted above coupled with the newer cartage locations added in late 2002 or early 2003. The overall gross margin for the wholesale segment has remained constant at approximately 27.4% in both periods.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $0.7 million, or 0.9%, in the 2004 period compared to the 2003 period due primarily to increased container and chassis lease costs attributable to the higher fleet size during the 2004 period. Partially offsetting the increase were reduced equipment maintenance expenditures. At September 17, 2004, we had 6.4% or 1,472 more containers and 6.3% or 1,525 more chassis than at September 19, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.4 million, or 1.8%, in the 2004 period compared to the 2003 period primarily as the result of increased compensation expense associated with an overall average increase of 135 people employed during the 2004 period compared to the 2003 period and an increase in professional fees compared to the 2003 period. This was partially offset by reduced temporary warehouse rental expense in our retail segment. The headcount increase was associated with additional trucking locations added since the 2003 period as well as additional sales personnel. The increase in corporate costs related to general increases in audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002, and costs related to the preparation of a shelf registration statement filed with the SEC on January 7, 2004 and a supplement to the shelf registration statement prospectus filed with the SEC on April 8, 2004. During the 2003 period, $1.2 million was incurred related to secondary stock offering costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.6 million, or 10.0%, for the 2004 period compared to the 2003 period due to property retirements in the retail segment and property becoming fully depreciated.

Income From Operations. Income from operations decreased $1.3 million, or 2.3%, from $57.5 million in the 2003 period to $56.2 million in the 2004 period. Retail segment income from operations decreased $7.8 million reflecting reduced business in our rail brokerage and warehousing and distribution divisions due to customer turnover. Rail brokerage operations were also adversely impacted by capacity-related rail service issues with our core rail carriers. This decrease was partially offset by wholesale segment income from operations which increased $7.6 million reflecting a $5.7 million increase in Stacktrain income from operations and a $1.9 million increase in cartage income from operations. The Stacktrain increase was due to strength in wholesale third-party domestic and wholesale international businesses as well as increased container per diem related to more containers in service during the 2004 period and to improved per diem billing and collection procedures. The cartage increase was due to increased business at the newer locations added in late 2002 and 2003 and to increased business in the Los Angeles basin. Income from operations was adversely impacted by corporate costs related to audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002 and preparation of the shelf registration statement and a supplement to the shelf registration statement prospectus.

Interest Expense. Interest expense decreased by $7.8 million, or 52.3%, for the 2004 period compared to the 2003 period due to a lower level of outstanding debt during the period and to lower interest rates in the current period. At September 17, 2004, total long-term debt was $169.1 million, $63.0 million less than the balance of $232.1 million at September 19, 2003.

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

Income Tax Expense. Income tax expense increased $8.3 million in the 2004 period compared to the 2003 period due to higher pre-tax income in the 2004 period, and to a $1.2 million tax expense reduction in the 2003 period associated with costs incurred in our initial public offering in June 2002. The effective tax rate was 38.5% during the 2004 period compared to 34.8% for the 2003 period.

Net Income. Net income increased by $10.3 million from $19.9 million in the 2003 period to $30.2 million in the 2004 period due primarily to lower interest costs (down $7.8 million) associated with the lower level of outstanding debt during the 2004 period and to debt extinguishment costs ($12.1 million) incurred in the 2003 period, partially offset by higher income tax expense related to the higher pre-tax income for the 2004 period. Excluding the costs associated with the debt refinancing and secondary offering transactions, adjusted net income for the 2003 period would have been $27.9 million.

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

Liquidity and Capital Resources

Cash generated by operating activities was $36.9 million and $45.6 million for the nine months ended September 17, 2004 and September 19, 2003, respectively. The decrease in cash provided by operating activities in 2004 was due primarily to an increased level of receivables related to the increase in business and revenues during the 2004 period compared to the 2003 period coupled with increased current income tax costs. This was partially offset by reduced interest charges on a lower level of long-term debt outstanding during the 2004 period. Most of our historical operating losses for federal tax purposes were used during 2003, increasing expected income tax cash costs for the year 2004 to an estimated $19 million from $1.1 million for the year 2003. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We believe that it is better to reduce debt and minimize our interest expense than to maintain cash balances and incur increased interest costs. We had working capital of $54.1 million and $58.6 million at September 17, 2004 and September 19, 2003, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of September 17, 2004 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$169.0	$—	$5.3	$50.0	$113.7
Operating leases	381.3	63.5	101.5	72.9	143.4
Equipment obligation	27.3	2.1	6.2	5.8	13.2
Capital leases	0.1	—	0.1	—	—
Volume incentives	12.9	12.9	—	—	—
Help desk outsourcing	2.6	1.0	1.6	—	—
Cartage software system	0.6	0.6	—	—	—
Management agreement	0.2	0.2	—	—	—
APL information systems agreement	3.3	3.3	—	—	—
Purchased transportation	25.4	25.4	—	—	—

Total	$622.7	$109.0	$114.7	$128.7	$270.3

Our total long-term debt (as refinanced, see below) was originally incurred to finance our recapitalization, the acquisition of Pacer Logistics and four acquisitions in our retail segment in 2000. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 2,292 containers, 172 chassis,15 trucks and 59 vans ordered, and remaining to be financed. We anticipate financing the equipment through an operating lease. We have outsourced our computer help desk function through April, 2007 and pay a monthly user fee. The annual fee under our management agreement with Apollo Management, L.P. has been reduced from $0.5 million to $0.25 million and the agreement expires at the end of 2004. Our Stacktrain operations use APL Limited’s computer systems under a long-term contract that may be terminated by us by giving 120 days notice. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008. Due to our voluntary debt repayments during the period, our next required debt payment is September 30, 2007, but we intend to continue to make voluntary debt payments with our operating cash flows.

Cash flows used in investing activities were $3.0 million and $2.4 million for the nine months ended September 17, 2004 and September 19, 2003, respectively. The use of cash in the 2004 period was for normal computer system replacement items. The use of cash in the 2003 period included $0.7 million for trailers at the truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. These amounts were partially offset by net proceeds of $0.3 million and $0.2 million from the sale of property in the 2004 period and 2003 period, respectively.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At September 17, 2004, an aggregate of $11.5 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, we engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. Since we were unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002 we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against us for failing to continue to make progress payments following the developer’s breach of the contract. We denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding we commenced, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors. As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing us from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings have been pending, however, we have been utilizing the system design work performed by the developer under the original contract. In July 2004, we entered into an agreement with the assignee settling all claims between us and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, we are entitled to receive a majority of the assets of the developer that remain available for distribution to unsecured creditors (the exact amount of which (if any) remains unknown at this time), and we exchanged mutual releases with the assignee of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement we took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of an independent consultant, we are evaluating the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. During this evaluation and further work on the conversion project, we are and will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited.

We believe that it is probable that software being developed for internal use will be completed and placed in service, as we have the ability and intention to complete this software project. However, in the event facts and circumstances change whether as a result of our evaluation of the software or otherwise, which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, we would evaluate the previously capitalized software for impairment.

Cash flows used in financing activities were $35.0 million and $40.0 million for the nine months ended September 17, 2004 and September 19, 2003, respectively. During the 2004 period, we repaid $45.0 million on our long-term debt. Options to purchase 107,887 shares of our common stock were exercised during the 2004 period for total proceeds of $0.6 million paid to the Company. At September 17, 2004, the Company had $64.1 million available under the new $75.0 million revolving credit facility, net of $10.9 million of outstanding letters of credit. At September 17, 2004, the term loan of $169.0 million was outstanding with a current interest rate of 4.06%.

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

On June 10, 2003, we completed the refinancing of the existing term loan and revolving credit facilities and called for redemption on July 10, 2003 of the senior subordinated notes with a new $330.0 million credit facility (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a seven-year term loan facility with an original principal amount of $255.0 million and a five-year $75.0 million revolving credit facility and contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At September 17, 2004, we were in compliance with these covenants. On June 10, 2003, we drew $96.0 million of the term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility, $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the term loan facility was drawn on July 10, 2003 to redeem all of our $150.0 million senior subordinated notes and to pay interest through the redemption date and the $8.8 million redemption premium. In addition to the refinancing amounts discussed above, during the first nine months of 2003, we repaid a net $24.5 million of long-term debt and capital lease obligations. Options to purchase 307,670 shares of our common stock were exercised during the 2003 period for total proceeds of $2.9 million paid to the Company.

In November, 2003, we negotiated a repricing for the seven year term loan under the Senior Secured Credit Facility that resulted in an immediate reduction of  1/2 of 1% to the applicable margin. The applicable margin is subject to further reductions based on the Company achieving certain financial ratios specified in the facility agreement.

During the 2004 period, the wholesale segment received 2,655 new 53-ft. leased containers and 3,311 leased chassis and returned 1,699, 48-ft and 53-ft leased containers and 1,737 primarily leased chassis. At September 17, 2004, we have 2,292 53-ft containers, 172 chassis, 15 trucks and 59 vans on order, to be delivered by the end of the first quarter of 2005. All ordered containers and chassis are expected to be financed through operating leases.

During the first nine months of 2003, we returned 842 primarily 48-foot chassis for remanufacture into 53-foot chassis, and received 1,365 53-foot chassis under operating lease. In addition, 787 40-foot chassis were added under operating lease to replace chassis previously sublet from APL Limited. We returned 547 48-foot containers and 258 53-foot containers under operating leases during the 2003 period. We received 2,078 of the 3,000 53-foot containers on order for delivery in 2003, all under operating lease.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 17, 2004.

Based upon the average variable interest rate debt outstanding during the first nine months of 2004, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $2.0 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” for purposes of filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 17, 2004. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of September 17, 2004 based on the controls evaluation. In addition, in connection with new rules that will require our 2004 Form 10-K to include management’s report on internal controls and our independent auditor’s attestation, we are in the process of further reviewing and documenting our internal controls over financial reporting and may from time to time make refinements designed to enhance their effectiveness and efficiency. Recently, these refinements have included additional segregation of duties among IT personnel, adoption of new Commitment Authority Guidelines for the Chief Executive Officer and Chief Financial Officer, improved change management process for IT systems and enhanced network perimeter security processes.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of September 17, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved. Our CEO and CFO have determined that there have been no changes in our internal controls that occurred during the third quarter of 2004 that have materially affected or are reasonably likely to affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See the first two paragraphs of Note 7 to the Notes to Condensed Consolidated Financial Statements, which are hereby incorporated by reference into Part II of this report.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment dated June 30, 2004 to Master Lease Agreement dated April 16, 2003 by and between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. *

10.2	Amended and Restated Employment Agreement dated as of October 27, 2004 between Pacer International, Inc. and C. William Smith. *

10.3	Amended and Restated Employment Agreement dated as of October 26, 2004 between Pacer International, Inc. and Brian C. Kane. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: October 27, 2004	By:	/s/ D.C. Orris
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2004	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment dated June 30, 2004 to Master Lease Agreement dated April 16, 2003 by and between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers.

10.2	Amended and Restated Employment Agreement dated as of October 27, 2004 between Pacer International, Inc. and C. William Smith.

10.3	Amended and Restated Employment Agreement dated as of October 26, 2004 between Pacer International, Inc. and Brian C. Kane.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.