Form 10-K
period 2004-12-31
PACER INTERNATIONAL INC
filed 2005-03-14
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $573,771,901 at June 25, 2004 (using the NASDAQ National Market closing price).

On March 1, 2005 the Registrant had 37,351,472 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders has been incorporated by reference into Part III of this Form 10-K. See pages 57 to 61 for the exhibit index.

General Information

In this annual report, “our company,” “Pacer International,” “we,” “us” and “our” refer to Pacer International, Inc. and its consolidated subsidiaries, and “Pacer Logistics” refers to our former subsidiary Pacer Logistics, Inc., which merged into Pacer International, Inc. on May 31, 2003. Our wholesale business that provides intermodal equipment and arranges rail transportation is a division of Pacer International operating under the name Pacer Stacktrain and is referred to as “Stacktrain” in this annual report. References to our wholesale operations include our Stacktrain operations and our local cartage operations, and references to our retail operations include our intermodal marketing (also referred to as rail brokerage), truck brokerage, truck services, international freight forwarding, supply chain management services and warehousing and distribution services.

This annual report may contain market data related to the transportation and logistics industries and their segments, including the third-party logistics market, and estimates regarding their size and growth. This market data has been included in reports published by organizations such as Standard & Poor’s, Cass Information Systems, the American Trucking Association, the Association of American Railroads and Armstrong & Associates. These industry publications generally indicate that they have derived these data from sources believed to be reliable, but do not guarantee the accuracy or completeness of the data. While we believe these industry publications to be reliable, we have not independently verified the data or any of the assumptions on which the estimates are based. Except as otherwise noted, statements as to our size and position relative to our competitors are based on revenues.

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

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this annual report are discussed under “Risks Related to our Business” and elsewhere in this annual report and include:

•	general economic and business conditions;

•	congestion, work stoppages, capacity shortages or service disruptions affecting our rail and motor transportation providers;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•	changes in our business strategy, development plans or cost savings plans;

•	the loss of one or more of our major customers;

•	the impact of competitive pressures in the marketplace;

•	availability of qualified personnel;

•	changes in, or the failure to comply with, government regulations;

•	our ability to integrate acquired businesses;

•	increases in interest rates;

•	difficulties in maintaining or enhancing our information technology systems;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	terrorism and acts of war; and

•	increases in our leverage.

Our actual results of operations and execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Risk Factors” in this annual report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this annual report. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this annual report.

Part I.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

Overview

We are a leading non-asset based North American logistics provider. Within North America, we are one of the largest truck brokers, and we are one of the largest intermodal marketing companies, which facilitate the movement of freight by trailer or container using two or more modes of transportation. We focus our business on our core intermodal product, with intermodal sales representing approximately 76% of our total revenues. We believe that our competitive advantages include: the ability to pass volume rate savings and economies of scale to our customers; a significant opportunity to cross-sell services to existing customers; the flexibility to tailor services to our customers’ needs in rapidly changing freight markets; and the ability to provide more reliable and consistent services. Using our proprietary information systems, we provide logistics services to numerous Fortune 500 and multi-national companies, including Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Wal-Mart Stores and Whirlpool, which together represented approximately 19% of our 2004 gross revenues, as well as numerous middle-market companies. We utilize a non-asset based strategy in which we seek to limit our investment in equipment and facilities and reduce working capital requirements through arrangements with transportation carriers and equipment providers. This strategy provides us with access to freight terminals and facilities and control over transportation-related equipment without owning assets.

We believe our non-asset based strategy results in reduced working capital requirements, as compared to those of asset-based transportation providers. In our wholesale segment, our contractual arrangements with our underlying rail carriers and local trucking or drayage companies do not require us to pay for rail or truck transportation services that are not needed to service our customers’ shipping needs. In our retail segment, our contractual arrangements with rail and truck carriers and equipment providers also do not require us to purchase or pay for carrier services or for equipment usage or availability that are not required to service our customers’ shipping needs. We believe that this is customary in the non-asset based intermodal marketing and rail and truck brokerage industries in which our retail segment competes. Also, our trucking services divisions utilize independent owner/operators, who own and operate their equipment, to provide truck transportation for our customers, and our agreements with these owner/operators do not require us to pay for truck services or for equipment usage or availability that are not actually used to transport our customers’ goods. We believe that our non-asset based competitors in the trucking services sector utilize a similar model.

Our Service Offerings

We provide our logistics services from two operating segments, our wholesale segment which provides services principally to transportation intermediaries and international shipping companies and our retail segment which provides services principally to end-user customers. These segments have separate management teams and offer different but related products and services (see Note 10 to the Consolidated Financial Statements for the financial results by segment). We believe that the combination of our wholesale and retail products and our ability to provide our customers with a comprehensive portfolio of services presents opportunities for enhanced growth and operational synergies. For example, revenues generated by our wholesale segment and originated by our retail segment were approximately $122 million, $127 million and $128 million in 2004, 2003 and 2002, respectively.

Wholesale Services

Intermodal Services

Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which nearly always include a rail and truck segment. Our use of the doublestack method, consisting of the movement of cargo containers stacked two high on special railcars, significantly improves the efficiency of our service by increasing capacity at low incremental cost without sacrificing quality of service. We are the largest non-railroad provider of intermodal rail service in North America. We sell intermodal service primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies as well as to our own internal intermodal marketing company. We compete primarily with rail carriers offering intermodal service and indirectly with over-the-road full truckload carriers.

Through long-term contracts and other operating arrangements with North American railroads, including Union Pacific, CSX, TFM in Mexico, and Canadian National Railroad, we have access to a 50,000-mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. These contracts provide for, among other things, competitive rates, minimum service standards, capacity assurances, priority handling and the utilization of nationwide terminal facilities.

We maintain an extensive fleet of doublestack railcars, containers and chassis, substantially all of which are leased. As of December 31, 2004, our equipment consisted of 1,847 doublestack railcars, 25,915 containers and 25,877 chassis, which are steel frames with rubber tires used to transport containers over the highway. We provide APL Limited and other shipping companies with equipment repositioning services from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other customers, we receive compensation from the shipping companies for our repositioning service and from the other customers for shipment of their freight. In 2004, 2003 and 2002, we filled 95,092, 92,356 and 76,104 repositioned containers, respectively, with freight for shipment via our rail network on behalf of our domestic customers.

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

Local Cartage

Our local cartage operations are largely provided in and around major U.S. cities including Los Angeles, Long Beach, San Diego, Lathrop, Oakland, Sacramento and City of Industry (California), Houston and Dallas (Texas), Jacksonville (Florida), Chicago (Illinois), Columbus and Marysville (Ohio), Memphis (Tennessee), Kansas City (Kansas), Charleston (South Carolina), Seattle (Washington), Portland (Oregon) and Atlanta, Savannah and Dalton (Georgia). We contract with independent trucking contractors and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers. This network allows us to supply the local transportation requirements of shippers, ocean carriers and freight forwarders across the country.

Retail Services

Rail Brokerage

We arrange for and optimize the movement of our customers’ freight in containers and trailers throughout North America utilizing truck and rail transportation. We arrange for a full container or trailer load shipment to be picked up at origin by truck and transported to a site for loading onto a train. The shipment is then transported via railroad (using either our wholesale services or rail carriers directly) to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be transported by truck to the final destination. We provide customized electronic tracking and analysis of charges, and our own negotiated rail, truck and intermodal rates, and we determine the optimal routes. We also track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. We provide the majority of these services both internally through our wholesale service and truck services divisions, and externally through third-party rail and truck carriers. Our rail brokerage operations are based in Los Angeles, Pasadena and Livermore (California), Rutherford (New Jersey), Memphis (Tennessee), Chicago (Illinois), Jacksonville (Florida), Dublin and Dayton (Ohio), and Toronto (Canada). Our experienced transportation personnel are responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

Through our rail brokerage operations, we assist the railroads and our wholesale operation in balancing freight resulting in improved asset utilization. In addition, we serve our customers by passing on economies of scale that we achieve as a volume buyer from railroads, trucking companies and other third party transportation providers, providing access to large equipment pools and streamlining the paperwork and logistics of an intermodal move. We believe that the combination of our wholesale Stacktrain and local cartage operations with our rail brokerage services enables us to provide enhanced service to our customers and provides the opportunity for increased profitability and growth.

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

Our separate truck services division provides dry van and flatbed and specialized heavy-haul trucking services on behalf of our customers. We provide these trucking services through independent agents and contractors who operate approximately 680 trucks equipped with van, flatbed and heavy-haul trailers.

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

As an indirect ocean carrier or non-vessel operating common carrier, we arrange transportation of our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and arrange transportation to the final destination. At the destination port, acting directly or through our agent, we deliver the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers generally require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period; however, the aggregate amount of such damages that we have been required to pay in the past has not been material, and management does not believe that such contract terms will have a material adverse effect in the future.

As a customs broker, we are licensed by the U.S. Customs and Border Protection Service to act on behalf of importers in handling customs formalities and other details critical to the importation of goods. We prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for the payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and assist with qualifying for duty drawback refunds. We provide customs brokerage services to direct domestic importers in connection with many of the shipments which we handle as a non-vessel operating common carrier, as well as shipments arranged by other freight forwarders, non-vessel operating common carriers or vessel operating common carriers.

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

Warehousing and Distribution

We focus on providing customers with a fully integrated package of transportation and warehousing services that are customized to fit their specific shipping patterns and business needs. Some of the more common services we provide include: the transport of loaded ocean containers between the port and our customer’s desired location, then the return of the empty container to the port (local drayage); the pick-up of multiple small shipments from multiple locations and consolidation into full truck load shipments (consolidation); the transfer of freight from international containers to rail-based or truck containers, including sorting and separation of a single ocean container for shipment to multiple domestic destinations (transloading); and full distribution center operations. We provide these services primarily on the West Coast where the majority of United States container freight originates.

Information Technology

Our information technology systems have an expandable network architecture that provides for the exchange of data electronically between our customers and us and an internet-based platform that allows customization and integration to meet our customers’ needs. This interconnection allows us to communicate with our customers and transportation providers. Our systems monitor and track shipments through the cycle and across varying transportation modes, providing timely visibility on shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can alert our customer and other supply chain participants to minimize the impact of any problems. Our systems also measure transit times, rates, availability and logistics activity of our transportation providers to enable us to plan and execute transactions and freight movements more reliably, efficiently and cost effectively. By monitoring and tracking all containers, chassis and railcars throughout our network, we can identify their location and availability and provide increased equipment utilization and balanced freight flows.

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

We manage our wholesale services with computer systems that enable continuous tracking of cargo containers, chassis and railcars throughout the intermodal system. These systems also provide us with performance, utilization and profitability indicators for our wholesale business. In addition, for an annual fee of $10.2 million (of which $3.4 million is subject to a 3% compounded annual increase since May 2003), APL Limited, pursuant to a long-term information technology agreement, provides us with the computers, software and other information technology necessary for the operation of and accounting for our wholesale Stacktrain business.

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

In March 2001, we began efforts to convert from APL Limited’s computer systems to a stand-alone capability based on information technology systems available from an unrelated third party developer. As a result of the developer’s breach of its fixed-price development contract with us, we instituted arbitration during the fourth quarter of 2002 seeking damages for the developer’s failure to complete the contract and other claims. For further discussion of the arbitration and the status of the conversion project, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Customers

We currently provide retail services on a nationwide basis to retailers, manufacturers, and other companies including a number of Fortune 500 and multi-national companies such as Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Wal-Mart Stores and Whirlpool, which together represented approximately 19% of our 2004 gross revenues, as well as numerous middle market companies. Other important customers include the Scotts Company, Shaw Industries, Honda, Owens Corning, and Sysco. We have served many of our customers for over 15 years.

Our sales and customer service organizations, supported by our centralized pricing and logistics management systems, market our wholesale services primarily to intermodal marketing companies. We also market our wholesale services to the automotive industry and ocean carriers. Through our sales network, and the sales networks of the intermodal marketing companies to which we sell wholesale services, we provide wholesale services to more than 5,200 shippers.

For the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, there was no single customer that contributed more than 10% of our total gross revenues.

Sales and Marketing

As of December 31, 2004, our wholesale services were marketed by over 40 sales and customer service representatives. These representatives operate through seven regional and district sales offices and two regional service centers, which are situated in the major shipping locations across North America. The sales representatives are directly responsible for managing the business relationship with channel partners such as intermodal marketing companies, logistics companies and steamship lines as well as supporting joint selling efforts directed at the owner of the freight. In effect, our relationship with the intermodal marketing company’s sales force enables us to market our wholesale services and directly and indirectly access shippers in major metropolitan areas throughout North America. Wholesale sales efforts support and influence the selling activities to achieve the mutually agreed upon volume and revenue goals of wholesale channel partners and customers. The customer service representatives are responsible for supporting existing customers and sales representatives by providing cargo tracking services, resolving problems, and processing customer inquiries. Our wholesale efforts include a dedicated marketing function that drives our product development, strategic and tactical pricing, yield improvement, branding efforts and marketing communications.

As of December 31, 2004, our retail marketing and sales operations included over 100 direct sales people and agents. All of our sales people are supported by regional sales offices and sales managers located in Los Angeles and Livermore (California), Chicago (Illinois), Dublin (Ohio), Memphis

(Tennessee), Atlanta (Georgia), Dallas (Texas) and Rutherford (New Jersey). Our salaried sales representatives are deployed in major business centers throughout the country and target mid-size and large customers. Our national network of commissioned sales agents provides additional geographic coverage and contributes additional business enabling us to achieve volume discounts and balance traffic flows. Both our salaried and commissioned sales forces are compensated by overall net revenue margin contribution to the company and therefore are incentivized to cross-sell additional services to their customers. Each line of business has product specialists to support the general line sales force on specific cross-sell opportunities.

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

In May 1999, we were recapitalized through the purchase of shares of our common stock from APL Limited by two affiliates of Apollo Management, and an affiliate of each of Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. from APL Limited and our redemption of a portion of the remaining shares of common stock held by APL Limited. On the date of the recapitalization, we began providing retail and logistics services to customers through our acquisition of Pacer Logistics. In connection with these transactions, our name was changed from APL Land Transport Services, Inc. to Pacer International, Inc.

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

In June 2002, we completed our initial public offering of common stock, and used the net proceeds to repay a significant amount of our outstanding long-term debt. During June and July 2003, we completed the refinancing of our credit facilities including the early redemption of $150 million of 11.75% senior subordinated notes issued in connection with our recapitalization. In August 2003, we completed an underwritten secondary public offering of common stock on behalf of certain selling stockholders. There were no new shares issued and we received no proceeds from this offering. In November 2003, we completed the repricing of our senior credit facility.

On January 7, 2004, we filed with the SEC a “shelf” registration statement, providing for the issuance by the Company of up to $150 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by certain selling stockholders of 8,702,893 shares of common stock. The registration statement was declared effective on January 21, 2004. There are currently no arrangements in place for the Company to issue any additional securities.

On April 8, 2004 and November 10, 2004, we filed with the SEC supplements to the prospectus included in the shelf registration statement discussed in the preceding paragraph for the sale by the selling stockholders named in the shelf registration statement of all 8,702,893 shares of the Company’s common stock in underwritten public offerings. The April 8, 2004 offering was for 4,000,000 shares at $20.07 per share and the November 10, 2004 offering was for 4,702,893 shares at $17.67 per share, net to the selling shareholders. There were no new shares issued in either offering and the Company received no proceeds from the offerings. Including the January 7, 2004 registration statement, the Company paid $0.5 million of fees and expenses related to these offerings and charged the costs to the Selling, General and Administrative Expense line item on the Statement of Operations. Upon completion of the November 2004 offering, Apollo Management and its affiliates no longer owned any shares of our common stock.

Facilities/Equipment

We lease space in an office building in Concord, California for our wholesale segment and corporate headquarters and an office building in Dublin, Ohio for our retail segment headquarters.

Our wholesale transportation network operates out of more than 65 railroad terminals across North America. Our integrated rail network, combined with our leased equipment fleet, enables us to provide our customers with single-company control over rail transportation to locations throughout North America.

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

Our wholesale equipment fleet consists of a large number of double stack railcars, containers and chassis that are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 79% of our chassis and approximately 89% of our doublestack railcars.

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

As of December 31, 2004, our wholesale Stacktrain equipment fleet consisted of the following:

	Owned	Leased	Total

Containers
48’ Containers	-	9,255	9,255
53’ Containers	3	16,657	16,660

Total	3	25,912	25,915

Chassis
20’ and 40’ Chassis	-	871	871
48’ Chassis	5,421	4,730	10,151
53’ Chassis	106	14,749	14,855

Total	5,527	20,350	25,877

Doublestack Railcars	205	1,642	1,847

During 2004, we received 4,321 primarily 53-ft. leased containers and 3,853 primarily leased chassis and returned 1,917 primarily 48-ft leased containers and 2,248 primarily leased chassis. During

2004, three railcars were destroyed. At December 31, 2004, we had on order 4,364 53-ft. containers with an option to order an additional 2,000 containers by March 31, 2005. All containers are expected to be delivered by the end of September 2005. In addition, at December 31, 2004, we had on order 2,650 53-ft. chassis with an option to order an additional 1,400 chassis by May 31, 2005. All chassis are expected to be delivered by September 2005, and will be financed through operating leases.

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

Suppliers

Railroads

We have long-term contracts with our primary rail carriers, Union Pacific and CSX, as well as TFM in Mexico, and from time to time we maintain other operating arrangements with the other North American railroads, including Canadian National Railroad. These contracts generally provide for access to terminals controlled by the railroads as well as support services related to our wholesale Stacktrain operations. Through these contracts, our wholesale business has established a North American transportation network. Our retail business also maintains contracts with the railroads that govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments. These contracts are typically of short duration, usually twelve-month terms, and subject to renewal or extension. We maintain close working relationships with all of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships. The rail contracts with Union Pacific and CSX represent the substantial majority of our wholesale Stacktrain division’s cost of purchased transportation, while business with other railroads, including the Canadian National Railroad and TFM, represented approximately 7% of our wholesale segment’s cost of purchased transportation in 2004.

Through our contracts with these rail carriers, we have access to a 50,000 mile rail network throughout North America. Our rail contracts generally provide that the rail carriers will perform point to point, commonly referred to as linehaul, and terminal services for us. Pursuant to the service provisions, the rail carriers provide transportation of our intermodal equipment across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts generally establish per container rates for Stacktrain shipments made on rail carriers’ transportation networks and typically provide that we are obligated to transport a specified percentage of our total Stacktrain shipments with each of the rail carriers (subject to the rail carrier’s achievement of certain service performance standards). The terms of our rail contracts, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers’ costs to provide rail service. Based upon these provisions, and the volume of freight that we ship with each of the rail carriers, we believe that we enjoy competitive transportation rates for our Stacktrain shipments.

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

Agents and independent trucking contractors are compensated on the basis of mileage rates, fixed fees between particular origins and destinations, fixed fees within certain distance-based zones or a fixed percentage of the revenue generated from the shipments they haul. Under the terms of our typical lease contracts, agents and independent contractors must pay all the expenses of operating their equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance and debt service.

Local Trucking Companies

To support our rail brokerage operations, we have established a good working relationship with a large network of local truckers in many major urban centers throughout the United States. The quality of these relationships helps ensure reliable pickups and deliveries, which is a major differentiating factor among intermodal marketing companies. Our strategy has been to concentrate business with a select group of local truckers in a particular urban area, which increases our economic value to the local truckers and in turn raises the quality of service that we receive.

Risk Management and Insurance

In our rail and truck brokerage operations, we typically require all motor carriers to which we tender freight to carry at least $1,000,000 in truckers commercial automobile liability insurance and $100,000 in cargo insurance. Many carriers provide insurance exceeding these minimums. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per shipment. We maintain an all-risk form of cargo insurance to protect us against cargo damage claims that may not be recoverable from the responsible carriers or their insurers.

In our operations as an authorized carrier or warehouseman, we maintain legal liability insurance to protect us against catastrophic claims arising from damage or loss to freight in transit or warehouse storage, or damage to our railcars and intermodal equipment.

Our terms of carriage on international and ocean shipments limit our liability consistent with industry standards. We offer our freight forwarding customers the option to purchase cargo insurance for their shipments.

We also carry commercial automobile liability insurance, truckers commercial automobile liability, commercial general liability, employers liability insurance, and umbrella and excess umbrella liability policies, with a total insurance limit of $50 million. Our self-funded retention (deductible) levels may vary based on claim frequency, severity and timing factors. Our current self-retained level per incident for truckers commercial automobile liability is $1,500,000 until the aggregate value of claim payments per incident between $1,000,000 and $1,500,000 equals $500,000, at which time our per occurrence deductible reduces to $1,000,000. Our current self-retained level per incident for commercial general liability is $1,000,000. Our current workers compensation and employers liability deductible is $100,000 per incident. Our current self-funded retention (deductible) per incident for freight damage as an authorized carrier or warehouseman is $250,000.

Relationship with APL Limited

We have entered into a long-term agreement with APL Limited involving domestic transportation of APL Limited’s international freight by our wholesale Stacktrain operation. The majority of APL Limited’s imports to the United States are transported by rail from ports on the West Coast to population centers in the Midwest and Northeast regions. However, domestic intermodal freight that originates in the United States moves predominantly westbound from eastern and Midwestern production centers to consumption centers on the West Coast. Combining the typical westbound freight movement with the predominantly eastbound APL Limited freight movement allows us to achieve higher train-set utilization (loads per train) and higher eastbound/westbound volumes, thereby improving our bargaining position with the railroads regarding contract terms. In addition, we provide APL Limited with equipment repositioning services through which we transport APL Limited’s empty containers from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other wholesale customers, we receive compensation from both APL Limited for our repositioning service on a cost reimbursement basis and from the other customers for shipment of their freight.

APL Limited also supplies us with computer software and other information technology for our wholesale Stacktrain business. See “Information Technology,” above.

Business Cycle

The transportation industry has historically performed cyclically as a result of economic recession, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors, many of which are beyond our control. Because we offer a variety of transportation modes and offer an economic intermodal product, we generally retain shipping volumes and benefit from increased use of our Stacktrain services at the expense of long-haul trucking competitors during down business cycles. In periods of strong economic growth, demand for limited transportation resources, as has occurred over the past 18 months, can result in increased rail network congestion and resulting operating inefficiencies. Although rail service deterioration increases our costs and may slow demand, we believe that our personnel on-site at terminals, extensive equipment fleet and customer service capabilities enable us to provide comparatively better service than others affected by rail service deterioration and thereby to retain shipping volumes. We also participate during periods of business expansion when speed of service to fill inventories increases in importance.

Competition

The transportation services industry is highly competitive. Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads. Our retail business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, private shipping departments and freight forwarders. We also compete with transportation services companies for the services of independent commission agents, and with trucklines for the services of independent contractors and drivers. Competition in our wholesale and retail business is based primarily on freight rates, quality of service, such as damage-free shipments, on-time delivery and consistent transit times, reliable pickup and delivery and scope of operations. In the wholesale business, our major competitors include Burlington Northern Santa Fe, Union Pacific, CSX Intermodal and J.B. Hunt Transport. Our major competitors in the retail business include C.H. Robinson, Expeditors International, ForwardAir, UTI Worldwide, Exel, Alliance Shippers, the supply chain solutions division of Ryder, Menlo Logistics, EGL, Inc. and Hub Group. Some of the competitors in the segments in which we operate, such as C.H. Robinson, Burlington Northern Santa Fe and Union Pacific, have significantly larger operations and revenues than we do.

Employees

As of December 31, 2004, we had a total of 1,752 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

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

Our retail truck brokerage operations are licensed by the U.S. Department of Transportation (“DOT”) as a national freight broker in arranging for the transportation of general commodities by motor vehicle. The DOT prescribes qualifications for acting in our capacity as a national freight broker, including surety bonding requirements. Our truck services and local cartage operations provide motor carrier transportation services that require registration with the DOT and compliance with economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of vehicle registration and licensing requirements. We and the carriers upon which we rely in arranging transportation services for our customers are also subject to a variety of federal and state safety and environmental regulations. Although compliance with regulations governing licenses in these areas has not had a materially adverse effect on our operations or financial condition in the past, there can be no assurance that these regulations or changes in these regulations will not adversely affect our operations in the future. Violations of these regulations could also subject us to fines or, in the event of serious violations, suspension or revocation of operating authority as well as increased claims liability.

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

Regulation of Our International Freight Forwarding Operations

We maintain licenses issued by the U.S. Federal Maritime Commission as an ocean transportation intermediary. Our ocean transportation intermediary licenses govern both our operations as an ocean freight forwarder and as a non-vessel operating common carrier. The Federal Maritime Commission has established qualifications for ocean transportation intermediaries, including surety bond requirements. The Federal Maritime Commission also is responsible for the regulation and oversight of non-vessel operating common carriers that contract for space with vessel operating carriers and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating and/or terminating in the United States. Non-vessel operating common carriers are required to publish and maintain tariffs that establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce these regulations by commencing enforcement proceedings seeking the assessment of penalties for violation of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe that we are in substantial compliance with all applicable regulations and licensing requirements in all countries in which we transact business.

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we expect such disputes to continue to arise from time to time in the future. We are currently involved in certain legal proceedings as discussed in “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 9. – Commitments and Contingencies” to our consolidated financial statements. Based on currently available information and advice of counsel, we believe that we have meritorious defenses to the claims against us, and that none of these items will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity. However, our present assessment of the claims could change based on new information and future events. In addition, even if successful, our defense against certain actions could be costly and could divert the time and resources of our management and staff.

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above ground tanks for the storage of diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with environmental requirements nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2005. We cannot guarantee, however, that future changes in environmental requirements or liabilities from newly discovered environmental conditions will not have a material effect on our business.

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

We are dependent upon transportation equipment such as chassis and containers and rail, truck and ocean transportation services provided by independent third parties. We, along with competitors in our industry, have experienced equipment shortages in the past, particularly during peak shipping season in October and November. If we cannot secure sufficient transportation equipment or transportation services from these third parties to meet our customers’ needs, customers may seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis, and as a result, our business, results of operations and financial position could be materially adversely affected. In addition, the trucking industry, including the local drayage community, is facing an ongoing shortage of drivers. This shortage may cause our motor transportation suppliers to increase drivers’ compensation, thereby increasing our cost of providing motor transportation, including the local cartage portion of an intermodal move, to our customers. Accordingly, driver shortages could adversely impact our profitability and limit our ability to expand our intermodal and highway service offerings.

If we have difficulty attracting and retaining agents and independent contractors, our results of operations could be adversely affected.

We rely extensively on the services of agents and independent contractors to provide our trucking services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our agents and independent contractors are good, we may not be able to maintain our relationships with them. Contracts with agents and independent contractors are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with which such agent has a direct relationship may also terminate their relationship with us. We may have trouble replacing our agents and independent contractors with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of agents, contractors and drivers from which we draw is limited, and therefore competition from other transportation service companies and trucking companies has the effect of increasing the price we must pay to obtain their services. The industry is currently experiencing a shortage of independent contractors resulting in increased compensation expenses to us and our competitors who also rely on them. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services and to implement aggressive recruitment efforts to offset turnover. If we are unable to attract or retain agents and independent contractors or need to increase the amount paid for their services, our results of operations could be adversely affected and we could experience difficulty increasing our business volume.

Service instability in the intermodal industry could increase costs and decrease demand for our intermodal services.

We depend on the major railroads in the United States for substantially all of the intermodal transportation services we provide. In many markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with which we have relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. For example, from 1997 to 1999, service disruptions related to consolidation and restructuring in the railroad industry interrupted intermodal service throughout the United States. During the past 18 months, high demand for rail transportation, train resource shortages, severe weather and operating inefficiencies have resulted in increased transit times, terminal congestion and decreased equipment velocity. While we believe that our customer service capabilities, extensive equipment fleet and network of personnel on-site at terminals enables us to provide comparatively better service to our intermodal customers, rail service issues increase our costs and create a challenging operating environment. To the extent that we operate on rail carriers that experience worse service performance, demand for our intermodal services may be adversely affected. In addition, customers may switch to over-the-road carriers to avoid intermodal transportation delays. Although we have not been substantially adversely affected by past service disruptions resulting from rail industry consolidation and rail network congestion, we could be substantially affected by service disruptions in the future.

Changes in freight rates, as a result of competition in our industry and pricing strategies of our transportation suppliers, could adversely affect our business.

The transportation services industry is highly competitive. Our retail businesses compete primarily against other domestic non-asset based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered directly by railroads. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to better withstand an economic downturn, reduce their prices more easily than we can or expand or enhance the marketing of their products. There are a number of large companies competing in one or more segments of our industry, although the number of companies with a global network that offer a full complement of logistics services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers are increasingly soliciting competitive bids for transportation services from a number of competitors, including competitors that are larger than we are. We also face competition from Internet-based freight exchanges, or electronic bid environments, which attempt to provide an online marketplace for buying and selling supply chain services.

Historically, competition has created downward pressure on freight rates. In the past, we have experienced downward pressure in the pricing of our wholesale and retail services that has affected our revenues and operating results. In particular, our wholesale segment, has offered lower rates to its customers to match lower rates offered by our railroad competitors in the intermodal business. Such rate reductions could adversely affect the yields of our intermodal product.

Rate increases, particularly when taken by our railroad and highway transportation suppliers, may also have an adverse impact if our brokerage operations are unable to obtain commensurate price increases from our customers. For example, during 2004, due to increased demand, all the major rail carriers instituted price increases. Although the application of rate increases to our wholesale Stacktrain business is limited by our long-term contracts with the railroads, such increases have resulted in higher costs to our retail rail brokerage operation that it has not been able to fully pass on as quickly as the increases are implemented by the rail carriers. While our wholesale Stacktrain operation may benefit from the intermodal rate increases, such rate increases may have the impact of slowing overall demand for intermodal services and thereby affecting our consolidated results of operations.

Our customers who are also competitors could transfer their business to their non-competitors which would decrease our profitability.

As a result of our company operating in two distinct but related intermodal segments, we buy and sell transportation services from and to many companies with which we compete. For example, Hub Group, GST Corp and Alliance Shippers, three of the 10 largest customers of our wholesale operations, who accounted for 21% of the 2004 revenues of our wholesale operations, are also competitors of our retail operations. It is possible that these customers could transfer their business away from us to other companies with which they do not compete. The loss of one or more of these customers could have a material adverse effect on the profitability of our wholesale operations. In addition, rather than outsourcing their transportation logistics requirements to us, some of our customers could decide to provide these services internally which could further adversely affect our business volumes and revenues.

Our revenues could be reduced by the loss of major customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2004, Union Pacific accounted for approximately 7.5% of our gross revenues and our 10 largest customers accounted for approximately 43.3% of our gross revenues. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business and prospects.

Work stoppages or other disruptions affecting the transportation network could adversely affect our operating results.

As transportation services are provided through a network of rail and trucking transportation providers, a disruption in one area or in one sector can affect the fluidity of the entire network. In addition, because the railroads’ workforce is generally subject to collective bargaining agreements, our business could be adversely affected by labor disputes between the railroads and their union employees. Our business could also be adversely affected by a work stoppage at one or more railroads or affecting providers of local trucking services from rail terminals. For instance, during late April and early May 2004, independent owner operators providing drayage services in Lathrop, Oakland and other Northern California areas refused to transport shipments to and from the rail facilities. This led to congestion at the rail facilities, which caused the Union Pacific Railroad to issue an embargo on shipments to Northern California destinations. Also on April 30, 2004, owner operators in the Los Angeles area refused to haul shipments. Our local cartage operations in Northern California and the Los Angeles were directly and adversely impacted by their owner operators’ refusal to haul freight, and the cartage service interruption has also aggravated rail service issues in Northern California where a substantial number of Stacktrain’s shipments originate or terminate. Although the work stoppage was ended quickly and our relations with our owner operators appear to have stabilized, the work disruption did adversely affect our results of operations in the second quarter of 2004. We have also experienced service disruptions due to other conditions, such as adverse weather or an act of terrorism or war, that hinder the railroads’ and local trucking companies’ ability to provide transportation services. During 2004 and early 2005, hurricanes in Florida and Alabama and severe storms in Nevada and California have resulted in the railroads’ embargoing shipments to geographic areas and rail lines affected by these weather events.

Work stoppages affecting seaports and railroads may also adversely impact our operations. On September 29, 2002 (during our fiscal fourth quarter), West Coast ports were shut down as a result of a labor dispute with the longshoremen who offload freight that we subsequently transport. On October 9, 2002, the ports were reopened as a result of a court order implementing provisions of the Taft-Hartley Act. Third party international loadings and repositioning revenue from our wholesale segment were adversely impacted during the shutdown of the ports. In addition, railcar utilization declined during the shutdown impacting railcar revenues. The shutdown also impacted our local cartage and harbor drayage on the West Coast with lower volumes and our retail segment international freight forwarding operations were impacted due to reduced ship sailings. This service disruption ended in January 2003 when a new six-year contract was agreed to by the International Longshore and Warehouse Union and the Pacific Maritime Association. Work stoppages, slowdowns or other disruptions, such as resulting from an act of terrorism or war in the future, are beyond our reasonable control and such events, particularly if they have a material effect on major railroad interchange facilities or areas through which significant amounts of our rail shipments pass, such as the Los Angeles and Chicago gateways, could adversely affect our operating income and cash flows in both our wholesale and retail segments.

If we fail to develop, integrate, upgrade or replace our information technology systems, we may lose orders and customers or incur costs beyond our expectations.

Increasingly, we compete for customers based upon the flexibility and sophistication of our technologies supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or our customers’ inability to access or interact with our website, could significantly disrupt our operations, prevent our customers from placing orders, or cause us to lose orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future freight volumes will decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information systems from their supply chain management service providers. If we fail to hire qualified personnel to implement and maintain our information technology systems or fail to upgrade or replace our information technology systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose orders and customers that could seriously harm our business.

During 2004, we settled our arbitration with an unrelated third-party developer seeking damages for the developer’s failure to complete a contract to develop a stand-alone information technology system to replace APL Limited’s computer system used by our Stacktrain operations. While the arbitration was pending, the developer ceased doing business and made a general assignment of its assets for the benefit of its creditors under California law. Under the settlement agreement, we took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of independent consultants, we are evaluating the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. We have capitalized an aggregate of $11.3 million for the acquisition and development of software in connection with this conversion project, including $6.9 million paid to the third party developer involved in the arbitration. While we believe that it is probable that software being developed for internal use will be completed and placed in service, if facts and circumstances change which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, we may need to recognize an impairment of the previously capitalized software.

Ongoing insurance and claims expenses could adversely affect our earnings.

We are exposed to claims related to property damage, personal injury, cargo loss and damage and workers’ compensation. We carry significant insurance with third party insurance carriers. The cost of such insurance has risen significantly, reflective of the insurance environment in our industry and our claim experience. To offset, in part, the significant cost increases we have experienced, we have elected to increase our self-insured retention (deductible) levels for our public liability risk exposures. Our current deductible per incident for truckers commercial automobile liability is $1,500,000 until the aggregate value of claim payments per incident between $1,000,000 and $1,500,000 equals $500,000, at which time our per occurrence deductible reduces to $1,000,000. Our current deductible level per incident for commercial general liability is $1,000,000. Our current workers compensation and employers liability deductible is $100,000 per incident. Our current deductible per incident for freight damage as an authorized carrier or warehouseman is $250,000. We also are responsible for legal expenses within our deductible retentions for liability and workers’ compensation claims. We currently reserve for anticipated losses and expenses and regularly evaluate and adjust our claim reserves to reflect actual experience. If the ultimate results differ from our estimates, we could suffer losses above reserved amounts. To cover losses in excess of our self-insured retention, we maintain insurance with insurance carriers that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. If the number or severity of claims for which we are self-insured increases, or we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.

As we expand our services internationally, we may become subject to international economic and political risks.

A portion of our business is providing services internationally. International revenues accounted for approximately 10% of our gross revenues in 2004 compared to 9% in 2003 and 2002. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion in foreign countries will expose us to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

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

We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be weakened. Our operations and prospects depend in large part on the performance of our senior management team. The loss of the services of one or more members of our senior management team, particularly Donald C. Orris, our chairman, president and chief executive officer, could have a material adverse effect on our business, financial condition and results of operation. We face significant competition in the attracting and retaining personnel who possess the skill sets that we seek. Because our senior management team, particularly Mr. Orris, has unique experience with our company and within the transportation industry, it would be difficult to replace them without adversely affecting our business operations. In addition to their unique experience, our management team has fostered key relationships with our suppliers. Such relationships are especially important in a non-asset based company such as ours. Loss of these relationships could have a material adverse effect on our profitability.

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

The transportation industry is subject to legislative or regulatory changes that can affect its economics. Although we primarily operate in the intermodal segment of the transportation industry, which has been essentially deregulated, changes in the levels of regulatory activity in the intermodal segment could potentially affect us and our suppliers and customers. Our trucking operations and those of the trucking companies and independent contractors we engage are subject to regulation by the DOT and various state and local agencies, which govern such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. As an example, on January 4, 2004, revised DOT hours of service regulations became effective. These revised regulations reduced the amount of time that drivers can spend driving, if shippers are unwilling to assist in managing the drivers’ non-driving activities, such as loading, unloading, and waiting. They may also affect the ability to make timely deliveries. In response to the new regulations, our trucking operations, among other responsive actions, began efforts to obtain reduced free times and higher accessorial charges from customers for driver waiting services. In July 2004, the United States Court of Appeals for the District of Columbia issued a decision rejecting the revised hours of service rules based on concerns regarding driver health as well as other issues such as driving time, rest periods and monitoring compliance. On September 30, 2004, Congress passed a law that allowed the new regulations to remain in effect until the DOT issues new regulations or September 30, 2005, whichever is earlier. Since the new regulations have gone into effect, we have endeavored to make appropriate pricing, operational and training adjustments to address the new regulations and mitigate their impact on our results of operations. While difficult to quantify, we believe that the new rules have negatively impacted our operating results due to the slight productivity decreases experienced by our drivers. As the industry continues to implement the new regulations and in connection with the issuance of additional new rules in 2005, we will endeavor to make appropriate adjustments in response. However, if these changes increase the amounts charged by the trucking companies and independent contractors we engage to provide transportation to our customers and we cannot pass the additional costs through to our customers, our operating results could continue to be adversely affected.

Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or require the outlay of significant additional costs. For instance, regulations imposing heightened security measures on transportation providers beyond those imposed since 2001 could slow the movement of freight through U.S. and foreign ports, across borders or within North America and thus could adversely affect our business. Additional expenditures incurred by us, or by our suppliers, who would pass the costs onto us through higher prices, would adversely affect our results of operation. In addition, we have a substantial number of wholesale customers who provide ocean carriage of intermodal shipments. These wholesale customers as well as our international freight forwarding operations are subject to regulation by the Federal Maritime Commission, U.S. Customs and by other international, foreign, federal and state authorities. Regulatory changes in the ocean shipping or international freight forwarding industries could affect our freight forwarding operations or have a material impact on the competitiveness and/or efficiency of operations of our various ocean carrier customers, which could adversely affect our business.

In addition, as a publicly-traded company, we are also affected by changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules. Our efforts to comply with these evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations requiring that we present our management’s assessment of our internal control over financial reporting and our independent auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. During 2004, we paid auditors and consultants approximately $4.1 million pre-tax ($0.07 per diluted share after tax) related to this effort. In addition to the time and expense, these changing laws, regulations and standards impose other risks. For instance, while we have been able to determine in 2004 that our internal controls are effective, failure to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, may prevent us and our auditors from concluding in the future that our internal controls are effective. Such a conclusion that our internal controls are not effective could adversely impact our reputation with investors and our stock price.

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

As of December 31, 2004, we have significantly reduced our long-term debt to $154.1 million. We have the ability to incur new debt, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

•	Payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	A substantial decrease in our net operating cash flows could inhibit our ability to meet our debt service requirements and force us to modify our operations;

•	We may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	Our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy generally;

•	Our debt level reduces our flexibility in responding to changing business and economic conditions;

•	Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms; and

•	All of our debt has a variable rate of interest, which increases our vulnerability to interest rate fluctuations.

We may not have sufficient cash to service our indebtedness.

Our ability to service our indebtedness will depend upon, among other things:

•	Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control; and

•	The future availability of borrowings under our new credit facility or any successor facility, the availability of which may depend on, among other things, our complying with certain covenants.

If our operating results and borrowings under our credit facility are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Our debt agreements contain operating and financial restrictions which may restrict our business and financing activities.

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities. In addition, our credit agreement restricts our ability to: (1) declare dividends, redeem or repurchase capital stock; (2) prepay, redeem or purchase debt; (3) incur liens and engage in sale and leaseback transactions; (4) make loans and investments; (5) incur additional indebtedness; (6) amend or otherwise change debt and other material agreements; (7) make capital expenditures; (8) engage in mergers, acquisitions and asset sales; (9) enter into transactions with affiliates; and (10) change our primary business. Our credit facility also requires us to satisfy interest coverage and leverage ratios.

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

From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the trucking industry are employees, rather than independent contractors. In the future these authorities could be successful in asserting this position, or the interpretations and tax laws that consider these persons independent contractors could change. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, worker’s compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. Our business model assumes that our independent contractors are not deemed to be our employees, and exposure to any of the above increased costs would impair our competitiveness in the industry.

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

We have acquired a number of businesses in the past and, although we are not presently considering any significant acquisitions, we may consider acquiring businesses in the future that provide complementary services to those we currently provide or expand our geographic presence. We cannot predict whether we will be able to identify suitable acquisition candidates or be able to acquire them on reasonable terms or at all, and a failure to do so could limit our ability to expand our business. While we believe that we have sufficient financial and management resources and experience to successfully conduct our acquisition activities and integrate the acquired businesses into our operations, our acquisition activities involve more difficult integration issues than those of many other companies because the value of the companies we acquire comes mostly from their business relationships, rather than their tangible assets. The integration of business relationships poses more of a risk than the integration of tangible assets because relationships may suddenly weaken or terminate, or key personnel responsible for those relationship may depart. Further, logistics businesses we have acquired and may acquire in the future compete with many customers of our wholesale Stacktrain operations, and these customers may shift their business elsewhere if they believe our retail operations receive favorable treatment from our wholesale Stacktrain operations. If we are unable to successfully integrate business that we have acquired in the past or any business that we may acquire in the future, we could experience difficulties with customers, personnel or others, and our acquisitions might not enhance our competitive position, business or financial prospects.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various legal proceedings, claims and assessments arising in the normal course of its business activities. However, management believes none of these items will have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

Two of our subsidiaries engaged in local cartage and harbor drayage operations, Interstate Consolidation, Inc., which was subsequently merged into Pacer Cartage, Inc., and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District (the “Albillo” case), alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies (including insurance premium costs) allegedly wrongfully deducted from truck drivers’ earnings. The plaintiffs and defendants entered into a Judge Pro Tempore Submission Agreement in October 1998, pursuant to which they waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. In August 2000, the trial court ruled in our favor on all issues except one, namely that in 1998 our subsidiaries failed to issue to the owner-operators new certificates of insurance disclosing a change in our subsidiaries’ liability insurance retention amount, and ordered that restitution of $488,978 be paid for this omission. Plaintiffs’ counsel then appealed all issues except one (the independent contractor status of the drivers), and our subsidiaries appealed the insurance retention disclosure issue. In December 2003, the appellate court affirmed the trial court’s decision as to all but one issue, reversed the trial court’s decision that the owner-operators could be charged for the workers compensation insurance coverage that they elected to obtain through our subsidiaries, and remanded back to the trial court the question of whether the collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. We sought review at the California Supreme Court of this workers compensation issue, and the plaintiffs sought review only of whether our subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review. As a result, the only remaining issue is whether our subsidiaries’ collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. The schedule for this new trial, which will be litigated in the same trial court that heard the original case, was set in the fourth quarter of 2004. At the court’s request, the parties will submit the evidence in the form of briefs, affidavits and other documents on a specific briefing schedule the court has established, as opposed to convening a full evidentiary trial. We expect the court will issue its holding sometime in the first half of 2005.

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

Our wholly owned subsidiary, Pacific Motor Transport Company d/b/a Pacer Transport, was a defendant in a personal injury action in Upshur County, East Texas, Dicks v. Pacific Motor Transport Company, which arose out of a 1996 motor vehicle incident. The jury found Pacer Transport liable and awarded damages to the plaintiff in the amount of $607,000. Including pre- and post-judgment interest and court costs, the total amount of the judgment is approximately $1,250,000 at present.

At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. We contend that this finding was incorrect under well-settled law in Texas in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. We appealed to the Texas Court of Appeals which earlier this year refused to reverse the trial court. We then appealed to the Texas Supreme Court. The Supreme Court has ordered a full briefing of the appeal. We expect the briefing to be completed during the first quarter of 2005. Following the submission of briefs, the Supreme Court may either accept the appeal and hold oral arguments or deny the appeal in its entirety. If the Supreme Court denies our appeal, the full amount of the Dicks judgment, plus interest and costs, will become due and payable. Currently the unreserved portion of this possible loss is approximately $1,000,000.

We instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which we seek to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for our losses in the Dicks case due to their mishandling of our claim for insurance coverage. At the time of the incident, we maintained a comprehensive insurance program consisting of primary insurance and excess insurance. The primary insurance policy applicable to the Dicks claim was subject to a $250,000 deductible. We provided all required notices of the Dicks claim and litigation to the insurer through its authorized representatives. Nevertheless, at the conclusion of the Dicks trial, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000.

We then sued the insurer, the various Lockton entities and Cambridge. The insurer was then placed into receivership in Pennsylvania and has since gone out of business, and therefore has been removed from the case. We are still pursuing the case against the Lockton entities and Cambridge for violations of the Texas Insurance Code, negligent misrepresentation, and other claims, in which we seek to recover all of the losses, costs and damages arising out of the Lockton entities’ and Cambridge’s conduct in mishandling our insurance claim for the Dicks incident. The Lockton case is currently scheduled to go to trial in July 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name		Title

Donald C. Orris	63	Chairman, President and Chief Executive Officer of Pacer International, Inc.
Gerry Angeli	58	Executive Vice President of Pacer International, Inc.
Jeffrey R. Brashares	52	Executive Vice President of Pacer International, Inc. Vice Chairman, Commercial Sales of Pacer Global Logistics, Inc.
Charles C. Hoffman	62	Executive Vice President and President-Highway Services Division of Pacer Global Logistics, Inc.
Brian C. Kane	49	Vice President, Controller of Pacer International, Inc.
Michael F. Killea	43	Executive Vice President, General Counsel of Pacer International, Inc.
Ronald Maillette	58	Chief Information Officer of Pacer International, Inc.
Alex M. Munn	56	Executive Vice President, Chief Operating Officer of Pacer International, Inc.
Peter Ruotsi	62	Executive Vice President of Pacer International, Inc. Chief Commercial Officer of Pacer Global Logistics, Inc.
C. Thomas Shurstad	58	Executive Vice President of Pacer International, Inc. President – Pacer Stacktrain division of Pacer International, Inc.
C. William Smith	58	Executive Vice President, Human Resources of Pacer International, Inc.
Randall T. Strutz	40	President, Rail Brokerage Division of Pacer Global Logistics, Inc.
Michael E. Uremovich	61	Vice Chairman of Pacer International, Inc.
Lawrence C. Yarberry	62	Executive Vice President, Chief Financial Officer of Pacer International, Inc.

Donald C. Orris has served as our Chairman, President and Chief Executive Officer since May 1999. Mr. Orris serves as Chairman of many of our subsidiaries, including Pacer Cartage, Inc. from its inception in April 1998, Ocean World Lines and RF International, Inc. since December 2000 and Pacer Transport from May 1997 to December 2004. In addition, he currently serves as Chairman of Pacer Global Logistics, Inc. Mr. Orris is also a director of Quality Distribution, Inc., a provider of bulk transportation services.

Gerry Angeli has served as an Executive Vice President of our company since May 1999. From March 1997 until June 2004, Mr. Angeli served as President and as a director of our subsidiary, Pacific Motor Transport Company. Since June 2004, he has served as Vice Chairman and a director of Pacific Motor Transport Company. Since October 2003, Mr. Angeli has served as Chairman of the Board of our indirect subsidiaries, S&H Transport, Inc. and S&H Leasing, Inc.

Jeffrey R. Brashares has served as Vice Chairman of Commercial Sales of our subsidiary, Pacer Global Logistics, Inc. since January 2005. From December 2000 to December 2004, he served as President of Transportation Services of Pacer Global Logistics. From 1984 until its acquisition by the company in December 2000, Mr. Brashares was an owner and served as President of Rail Van since 1984. Mr. Brashares joined Rail Van as Regional Sales Manager in 1976.

Charles C. Hoffman has served as Executive Vice President of Pacer Global Logistics and President of its Highway Services division since May 2003. He has been a director of our subsidiary, Pacific Motor Transport Company since June 2003. From February 2002 to May 2003, Mr. Hoffman was Director of Automotive Business Development with UPS. Mr. Hoffman also served as Vice President of Fritz Surface Transportation from June 2000 to February 2002, as Managing Director of Ryder Carrier Management Europe from 1996 to 2000; and as Chief Operating Officer of Logicorp, a non-asset based third-party logistics firm from 1989 to 1995.

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

Michael F. Killea has served as Executive Vice President and General Counsel of our company since August 2001. From October 1999 through July 2001, he was a partner at the law firm of Holland & Knight LLP in New York City and Jacksonville, Florida, and from September 1987 through September 1999, he was a partner and an associate at the law firm of O’Sullivan LLP (now O’Melveny & Myers LLP) in New York City.

Ronald Maillette has served as Chief Information Officer of our company since February 2005. From January 2004 until January 2005, Mr. Maillette served as our company’s Chief Information Security and Compliance Officer. From January 2003 to December 2003, Mr. Maillette was an independent consultant providing services to marketing enterprises and software companies. From 1997 to December 2002, he served as IT Director and then later as Chief Information Officer of the Fountain Division of The Coca-Cola Company.

Alex M. Munn has served as Executive Vice President and Chief Operating Officer of our company since February 2005. From August 2002 until January 2005, Mr. Munn served as Executive Vice President and Chief Information Officer of our company. Mr. Munn joined the company in May 2002 as the Chief Information Officer of Pacer Global Logistics. Prior to joining our company, Mr. Munn was the Vice President of Business Systems for The Coca-Cola Company’s North American Division from 2000 to 2002 and Director of Business Information and Planning, Global Procurement & Trading of The Coca-Cola Company, Inc. from 1996 to 2000.

Peter M. Ruotsi has served as Chief Commercial Officer at Pacer Global Logistics, Inc. since March 2004. From March 2001 to February 2004, Mr. Ruotsi served as Executive Vice President of Business Development at our division Pacer Stacktrain. From October 1999 until February 2001, he served as Executive Vice President, Sales and Marketing of our company.

Charles T. Shurstad has served as President of Pacer Stacktrain since January 2002. Prior to joining our company, Mr. Shurstad was the President of The Belt Railway Company of Chicago from 1998. From 1997 to 1998, Mr. Shurstad was the Chief Operating Officer of the Malayan Railway, and from 1995 to 1997 he was the President of the Terminal Railroad of St. Louis.

C. William Smith has served as Executive Vice President, Human Resources of our company since August 2002. Mr. Smith also served as Executive Vice President and Chief Operating Officer for Pacer Global Logistics from December 2000 to August 2002. Mr. Smith was Vice President and Chief Operating Officer for Rail Van from February 1992 until its sale to Pacer in December 2000.

Randall T. Strutz has served as President of the Rail Brokerage Division of Pacer Global Logistics, Inc. since January 2005. From July 2004 through December 2004, he served as General Manager of the Rail Brokerage Division. From October 2002 until June 2004, he served as Vice President, Operations of the Rail Brokerage Division. He joined Pacer Global Logistics in December 2001 as Vice President, focused on the accounting and finance areas. Mr. Strutz joined Thomson, Inc. in 1988 and held various escalating leadership positions in Finance, Logistics, and Production Management in Indiana, Pennsylvania and Ohio, culminating in role as Plant Manager for Thomson’s Television Glass Manufacturing Factory in Circleville, Ohio from 1998 to 2001.

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

Lawrence C. Yarberry has served as an Executive Vice President and the Chief Financial Officer of our company since May 1999. Mr. Yarberry served as Executive Vice President, Chief Financial Officer and Treasurer of a predecessor company from May 1998 until May 1999 and as a consultant to that predecessor company from February 1998 until April 1998. From April 1990 until December 1997, Mr. Yarberry served as a Vice President of Finance of Southern Pacific Transportation Company and was Vice President of Finance and Chief Financial Officer of Southern Pacific Rail Corporation.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on The NASDAQ Stock Market’s National Market (“NASDAQ”) under the symbol “PACR”.

The following table sets forth, for the Company’s two most recent fiscal years, the per share range of high and low sales prices of our common stock as reported on NASDAQ.

	Common Stock
	High	Low
2004
1st quarter	$22.21	$18.00
2nd quarter	$21.30	$16.85
3rd quarter	$18.67	$14.00
4th quarter	$21.79	$15.34

2003
1st quarter	$14.75	$11.70
2nd quarter	$20.35	$12.30
3rd quarter	$22.10	$17.37
4th quarter	$23.21	$19.42

As of March 1, 2005, there were approximately 38 record holders of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for the Company as discussed below. The selected historical information at December 31, 2004 and December 26, 2003 and for the fiscal years ended December 31, 2004, December 26, 2003 and, December 27, 2002 have been derived from, and should be read in conjunction with, our audited financial statements and related notes appearing elsewhere in this annual report. The selected historical information at December 27, 2002, December 28, 2001 and December 29, 2000 and for the fiscal years ended December 28, 2001 and December 29, 2000 have been derived from our audited financial statements which are not included in this annual report.

The following table should also be read in conjunction with our audited financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Fiscal Year Ended
	Dec. 31, 2004	Dec. 26, 2003	Dec. 27, 2002 1/	Dec. 28, 2001	Dec. 29, 2000 2/
	(in millions, except share and per share amounts)
Statement of Operations Data:
Gross revenues	$1,808.1	$1,668.6	$1,608.2	$1,670.9	$1,281.3
Cost of purchased transportation and services	1,413.1	1,293.7	1,257.0	1,337.8	1,003.2
Direct operating expenses	110.7	106.9	106.7	101.7	90.4
Selling, general and administrative expenses	190.6	180.9	160.3	157.7	105.0
Depreciation and amortization	7.2	7.9	10.1	18.3	11.6
Merger and severance	-	-	-	0.4	7.7
Other	-	-	-	4.0	-
Income from operations	86.5	79.2	74.1	51.0	63.4
Net income	47.2	31.3	24.8	7.0	14.8
Net income per share:
Basic	$1.27	$0.85	$0.81	$0.31	$0.68
Diluted	$1.24	$0.82	$0.74	$0.27	$0.60
Weighted average common shares outstanding:
Basic	37,257,076	37,003,785	30,575,940	22,996,462	21,941,540
Diluted	38,140,409	37,988,697	33,373,752	28,287,952	27,586,726

Balance Sheet Data (at period end):

Total assets	$605.5	$594.5	$618.4	$632.9	$658.4
Total debt including capital leases	154.1	214.1	256.6	397.9	405.4
Minority interest – exchangeable preferred stock of subsidiary	-	-	-	25.7	25.0
Total stockholders’ equity (deficit)	264.5	216.1	180.7	3.0	(2.9)
Working capital	61.7	58.7	36.5	20.1	12.6

Cash Flow Data:

Net cash provided by operating activities	$44.4	$60.2	$29.1	$21.5	$1.2
Net cash used in investing activities	(4.3)	(3.2)	(7.8)	(14.4)	(130.7)
Net cash (used in) provided by financing activities	(40.7)	(57.7)	(20.9)	(7.4)	117.3

Other Financial Data:

Capital expenditures	$4.6	$3.4	$8.7	$14.6	$5.5

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the wholesale segment and the retail segment (see Note 10 to the consolidated financial statements for segment information). Our wholesale segment provides intermodal rail transportation and local cartage services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. Our retail segment provides truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

Executive Summary

This year proved to be a very challenging year for Pacer. We have been through rail service problems, temporary embargoes, ramp closures and severe weather during 2004 and have still been able to improve overall operating results. Our results for 2004 improved over 2003 and 2002, primarily as a result of strength in our wholesale segment operations. Since our IPO on June 12, 2002, we have been able to increase gross revenues, income from operations, net income and earnings per share each year as shown in the table below. In addition, since December 29, 2000, we have reduced our long-term debt by $251.3 million to a total of $154.1 million at December 31, 2004 using a combination of stock offering proceeds and cash flows from operations. We reduced our long-term debt by $60 million in 2004 alone, and plan to continue to repay debt with our future operating cash flows. Our interest expense has declined dramatically over the last few years, as shown in the table below, and is expected to be approximately $8.5 million in 2005, assuming no significant increases in interest rates.

	2004	2003	2002
	(in millions, except per share amounts)
Gross revenues	$1,808.1	$1,668.6	$1,608.2
Income from operations .	86.5	79.2	74.1
Interest expense	9.6	18.0	31.7
Net income	47.2	31.3	24.8
Diluted EPS	$1.24	$0.82	$0.74

For 2004, our wholesale Stacktrain operations continued to be the strength of the company, contributing $95.3 million of income from operations for the year. That strength came from all wholesale lines of business; domestic volumes, up 4.0% in 2004 compared to 2003, automotive volumes, up 6.4% in 2004 compared to 2003, and international volumes, up 4.4% in 2004 compared to 2003. Our cartage operations contributed $3.8 million of income from operations for 2004 with positive results from almost all operating locations. Overall, our retail segment did not improve results in 2004 compared to 2003 due to the performance of our rail brokerage and warehousing and distribution units. However, four of the six units that comprise our retail segment did improve revenues and income from operations by a combined $67.5 million and $3.0 million, respectively in 2004 compared to 2003. Revenues and income from operations for our rail brokerage and warehousing and distribution units decreased in 2004 compared to 2003. We believe we have solved the warehousing and distribution situation primarily by eliminating the temporary warehousing facilities and reducing our freight handling costs through improved warehouse management. Our rail brokerage unit lost approximately $19 million of revenue and almost $4 million of margin due to two large retailers changing shipping patterns in 2004. We have initiated and continue to implement a number of efforts to improve rail brokerage performance, including reengineering financial and operational processes to drive cost reductions and improve service, hiring an experienced sales management team, reorganizing the retail sales group to seven regions from four, giving more proximity to customers, and enhancing our business development, yield and pricing functions. While the results of our rail brokerage operation have not achieved management’s desired goals, it still provides significant traffic volumes to our wholesale Stacktrain and cartage operations.

Our tax loss carryforwards for federal income tax purposes were fully used in 2004, and resulted in our tax payments increasing in 2004 to $12.7 million from $1.1 million in each of the prior two years. We expect tax payments to be approximately $23 million in 2005.

Compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires this report to include management’s assessment of our internal control over financial reporting and our independent auditor’s report on that assessment and on the effectiveness of our internal control, was a major focus for the company during 2004. In order to effectively document and test our controls over financial reporting we engaged the services of outside consultants to assist our employees in accomplishing that task. In addition, our external auditors have spent significant time in reviewing and testing our control structure over financial reporting. We paid to auditors and consultants in 2004 approximately $4.1 million pre-tax ($0.07 per diluted share after tax) related to this effort. We expect that external costs for continued compliance will be approximately $0.5 million annually.

On January 4, 2004 the U.S. Department of Transportation implemented new hours of service rules that limit the amount of time truck drivers can spend driving before a rest is required. In response to a court decision questioning the new rules, U.S. Department of Transportation may further adjust the hours of service rules in 2005. While difficult to quantify, we believe that the new rules have negatively impacted our operating results due to the slight productivity decreases experienced by our drivers.

In 2005, we plan to continue our focused sales and marketing programs to take advantage of the continually increasing intermodal volumes industrywide, and look forward to improved retail segment results, especially from our rail brokerage and warehousing and distribution units. Due to customer turnover in these two retail segment units, most of the 2005 improvement will occur in the second half of the year. For our wholesale segment, we have seen some customers and ocean carriers shift import traffic to other West Coast ports in an effort to avoid congestion in the Los Angeles basin. We expect to take advantage of this in 2005 through our facilities in Oakland and Seattle. During 2004, our Stacktrain division increased our container fleet by 10.2% from 2003, and we will continue to increase our equipment fleet during 2005 as necessary to handle intermodal volumes.

On the information technology front, we have outsourced the technical support function (help desk) for our system users to an independent third-party and look for improved service and reduced costs in 2005. We plan on implementing a new operating system in 2005 (started in 2004) for our cartage operation that will support future growth and ensure better service to customers. Our Stacktrain operation expects to implement a new container reservation system in 2005 to ensure that customers have access to the equipment needed.

Overall gross margins in 2005 are expected to remain flat at approximately 22%. The gross margin for our Stacktrain operations is expected to decline slightly due primarily to changes in business mix. We plan to continue to take selective rate increases where feasible. Our retail segment gross margin is expected to increase due to margin improvement initiatives and business mix.

Our base line capital budget in 2005 is approximately $4.2 million and includes projects for growth and capacity, business improvement, security and business protection and replacement. Capital expenditures in 2005 will be funded by operating cash flows.

Actual results may differ materially from the estimates, expectations and projections described above. Some of the factors that could affect these estimates and expectations are described above under the caption “Risks Related to Our Business” and “Special Note Regarding Forward-Looking Statements.”

Key Objectives

In addition to the traditional financial measures for managing our operations, we also use a key objective management process designed to improve execution of objectives deemed to be substantive to our financial results. These key objectives are aimed at focusing management attention at specific problem areas or opportunities for improvement. For the critical key objectives, the defined objective, along with the activity completed, problems encountered, and future action steps to be taken, are reviewed by top management on a monthly basis.

For 2004, we managed a total of 41 key objectives covering both operating segments and have planned approximately 33 key objectives for 2005. The 2004 key objectives were aimed at increasing business growth, improving margins and profitability and improving or maintaining safety in our transportation businesses. A few of the 2004 key objectives are described below.

A key objective of our rail brokerage unit in 2004 was to minimize the cost of purchased transportation. This was to be achieved through rate reductions or rate increase avoidance from underlying carriers and taking advantage of quick pay discounts. Activities for this objective include reviewing drayage costs for selected origin-destination pairs and finding a lower cost vendor and identifying and investigating opportunities for quick pay discounts. The goal for 2004 was to save $10.6 million in purchased transportation cost. The rail brokerage unit achieved a measured savings/cost avoidance in 2004 of $13.4 million.

Our rail brokerage unit also had a related price improvement key objective aimed at increasing margins by either selected rate increases or reduction of transportation costs. Activities accomplished for this objective during 2004 included reviewing linehaul rates for customers with low or negative margins, reviewing customer accounts that have cost increases without corresponding rate increases and identifying customer routings with low returns. The goal of the program was to increase the overall rail brokerage margin by $1 million for 2004. The unit achieved measured increases in margin of $1.5 million during the year.

Billing and collection of accessorial charges has been a problem area because many customers frequently do not recognize that they have received the service, become frustrated with the separate billing for these items, and therefore refuse to pay. Accessorial charges are additional charges from the underlying equipment/transportation providers for work outside the primary scope of moving freight. These charges include fuel surcharges and per diem charges for holding equipment for longer than an agreed upon term, among others. A key objective for our rail brokerage unit was to convert the billing of accessorial charges to one of four preferred methods that would simplify the multiple billings to a customer for each accessorial activity and improve bill collections. The target for 2004 was to bill 50% of all accessorial charges through one of the four preferred methods to simplify the process and to increase the net accessorial margin by $1 million. For 2004, 53% of accessorial billings were issued using one of the preferred methods of billing and the net accessorial margin improved by $0.8 million.

Improving contribution margin was a key objective for our truck brokerage unit in 2004. The focus of this objective was to identify low margin traffic lanes or customers in order to find alternatives to increase rates and/or reduce transportation costs. Activities for this objective included the development of margin reports by customer, identifying low margin customers and high cost vendors and coordinating with transportation purchasing or sales personnel to rectify. A total of $6.1 million in improved margin was achieved by the truck brokerage unit in 2004 through this objective versus a goal of $7.1 million.

Our cartage unit implemented during 2004 enhancements to its safety program by terminal to reduce the number of accidents and related expense as measured by a reduction in an accident ratio per driver (accidents/drivers) and a driver-at-fault accident ratio per driver. Activities during the year for this objective included driver training classes conducted at 4 locations to increase the level of awareness and training of our owner/operators to prevent accidents, injuries and related costs, providing security kits for trucks, auditing driver logs, inspecting trucks for safety and implementation of a driver safety award program. The accident ratio achieved in 2004 exceeded the 2004 key objective goal of improving the accident ratio in 2003. During 2004 we also achieved our goal of maintaining the same driver-at-fault ratio achieved for 2003.

Our truck services unit also has a related safety performance improvement objective focused on reducing accidents and related expense. Many of the same safety activities described above for our cartage unit were also accomplished by truck services. While our ultimate objective is to have no recordable accidents, the goal for the truck services unit under our 2004 key objective process was to achieve a

Department of Transportation SafeStat score of less than 300 and a recordable accident frequency of less than 0.70 accidents per million miles. The unit significantly exceeded both of these goals.

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

We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with our customers and have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operation recognizes revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our Stacktrain operation offers volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. During 2004, our total volume discounts were $19.9 million. Our wholesale cartage operations and our retail segment recognize revenue after services have been completed. The following table illustrates volume discounts as a percentage of wholesale segment gross revenues for 2004, 2003 and 2002 (in millions, except percents):

	2004	2003	2002
Wholesale segment gross revenues	$999.2	$923.1	$854.1
Total volume discounts	19.9	18.5	18.0
Volume discounts as a percentage of wholesale segment gross revenues	2.0%	2.0%	2.1%

Based on our results for the fiscal year ended December 31, 2004, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in gross revenues of approximately $2.5 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our consolidated financial results and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2004 Estimate	+25 Basis Points
Total volume discounts	$17.5	$19.9	$22.5
Income from operations	88.9	86.5	83.9
Net income	48.7	47.2	45.6
Diluted earnings per share	$1.28	$1.24	$1.20

•	Recognition of Cost of Purchased Transportation and Services

Both our wholesale and retail segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. In addition, our retail segment may earn discounts to the cost of purchased transportation and services that are primarily based on the annual volume of loads transported over major railroads. We estimate our annual volume throughout the year and record a reduction to cost of purchased transportation accordingly. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required. Total discounts earned for 2004 were $9.6 million. The following table illustrates volume discounts earned as a percentage of retail segment cost of purchased transportation and services for 2004, 2003 and 2002 (in millions, except percents):

	2004	2003	2002
Retail segment cost of purchased transportation and services	$814.8	$751.2	$759.0
Total volume discounts earned	9.6	11.5	11.1
Volume discounts as a percentage of retail segment cost of purchased transportation and services	1.2%	1.5%	1.5%

Based on our results for the fiscal year ended December 31, 2004, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in expense of approximately $2.0 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our consolidated financial results and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2004 Estimate	+25 Basis Points
Total volume discounts earned	$7.7	$9.6	$11.8
Income from operations	84.6	86.5	88.7
Net income	46.1	47.2	48.6
Diluted earnings per share	$1.21	$1.24	$1.27

•	Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The following table illustrates the allowance for doubtful accounts as a percentage of gross revenues for 2004, 2003 and 2002 (in millions, except percents):

	2004	2003	2002
Gross revenues	$1,808.1	$1,668.6	$1,608.2
Allowance for doubtful accounts	3.9	4.2	5.7
Allowance for doubtful accounts as a percentage of gross revenues	0.216%	0.252%	0.354%

Historically, our actual losses have been within the estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to future results of operations. Based on our results for the fiscal year ended December 31, 2004, a 25 percent deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.0 million. The following analysis demonstrates the potential effect that a 25 percent deviation from our estimates would have had on our consolidated financial results and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Percent	Management’s 2004 Estimate	+25 Percent
Allowance for doubtful accounts	$2.9	$3.9	$4.9
Income from operations	87.5	86.5	85.5
Net income	47.8	47.2	46.6
Diluted earnings per share	$1.25	$1.24	$1.22

•	Deferred Tax Assets

At December 31, 2004, we have recorded net deferred tax assets of $15.6 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $40.4 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our Statement of Operations.

•	Goodwill

At December 31, 2004, we had recorded $288.3 million of net goodwill. The carrying amount of goodwill at December 31, 2004 assigned to our wholesale and retail segments was $67.6 million and $220.7 million, respectively. During 2003, our local cartage operations were moved to the wholesale segment. As a result, $44.3 million of related net goodwill was reclassified. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001 and ceased to amortize goodwill on that date. Goodwill and other intangible assets are subject to periodic tests, at least annually, for impairment and recognition of impairment losses in the future could be required based on the methodology for measuring impairments described below. SFAS 142 requires a two-step method for determining goodwill impairments where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. We determine the fair value of the reporting units using an income approach based on the present value of estimated future cash flows. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and uncertain. Actual future results may differ from those estimates. Our annual goodwill impairment analysis, which was performed during the first fiscal quarter of 2005, did not result in an impairment charge. The excess of fair value over carrying value for our wholesale and retail segments as of December 31, 2004, the annual testing date, was approximately $937 million and $75 million, respectively. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value for our wholesale and retail segments of approximately $884 million and $58 million, respectively.

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

Background

Our wholesale segment’s Stacktrain operations’ fiscal year ends on the last Friday in December and the wholesale segment’s local cartage operations’ fiscal year and our retail segment’s fiscal year end on the last day in December. The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our historical financial results, including these revenue and expense items, discussed under the caption “Results of Operation”.

Gross Revenues

The wholesale segment’s gross revenues from Stacktrain operations are generated through rates, fuel surcharges and other fees charged to customers for the transportation of freight utilizing the rail transportation services that we purchase from rail carriers under our long-term and other operating agreements with North American railroads. The growth of these revenues is primarily driven by increases in volume of freight shipped, as overall rates (other than fuel surcharges) have historically remained relatively constant. However, the recent surge in demand for rail transportation has led the rail carriers and our Stacktrain operation to increase rates for certain services. The average rate is impacted by product mix, rail routes utilized, fuel surcharge and market conditions. Also included in gross revenues are railcar rental income, container per diem charges and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound loads. Gross revenues are reported net of volume discounts provided to customers. Our wholesale Stacktrain operation generally generates revenues from three lines of business: international (shipments tendered by ocean shipping companies), automotive (shipments tendered by intermediaries arranging transportation for automotive manufacturers and parts suppliers) and third party domestic (shipments tendered by intermodal marketing companies for shippers within North America). Growth in the wholesale segment’s gross revenues from local cartage operations, which primarily support our Stacktrain operations and intermodal marketing companies (including our rail brokerage unit) through the use of independent owner-operators, is driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer.

The retail segment’s gross revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services. Overall growth in gross revenues for the retail segment is driven by expanding our service offerings and marketing our broad array of transportation services to our existing customer base and to new customers. Growth in gross revenues from truck brokerage is driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Growth in gross revenues from truck services operations which primarily provide specialized transportation services to customers through independent contractors and owner-operators, is driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Intermodal marketing involves arranging the movement of freight in containers and trailers utilizing truck and rail transportation. Increases in gross revenues from intermodal marketing are generated primarily from increased volumes, as rates are dependent upon product mix and route, which tend to remain relatively constant as customers’ shipments tend to remain in similar routes. Increases in gross revenues for warehousing and distribution, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by increased use of third-party containers, rather than their own, by shipping lines on the West Coast to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. Revenues for supply chain management services are recognized on a net basis and increases are driven by increased outsourcing. We also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers’ freight to and from a foreign country. Increases in gross revenues for international freight forwarding are driven by the globalization of trade.

Cost of Purchased Transportation and Services

The wholesale segment’s cost of purchased transportation and related services consists primarily of the amounts charged to us by railroads and local trucking companies under our contracts with these carriers. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped.

The retail segment’s cost of purchased transportation and related services consists of amounts paid to third parties under our contracts with them to provide such services, such as railroads, independent contractor truck drivers, freight terminal operators and dock workers. Third-party rail costs are charged through contracts with the railroads and are dependent upon product mix and traffic lanes. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee from point to point or between zones.

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

Selling, General and Administrative Expenses

The wholesale segment’s selling, general and administrative expenses consist of costs of customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses and professional fees and includes the $10.2 million annual fee currently paid to APL Limited for information technology services under a long-term agreement (of which $3.4 million is subject to a 3% compounded annual increase since May 2003).

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

The costs related to corporate functions, such as administration, finance, legal, human resources and facilities will likely increase as the business grows, but will likely decrease as a percentage of net revenues as the business grows.

Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 26, 2003

The following table sets forth our historical financial data for the fiscal years ended December 31, 2004 and December 26, 2003.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 31, 2004 and December 26, 2003

(in millions)

	2004	2003	Change	% Change
Gross revenues
Wholesale	$999.2	$923.1	$76.1	8.2%
Retail	930.4	872.3	58.1	6.7
Inter-segment elimination	(121.5)	(126.8)	5.3	(4.2)

Total	1,808.1	1,668.6	139.5	8.4

Cost of purchased transportation and services
Wholesale	719.8	669.3	50.5	7.5
Retail	814.8	751.2	63.6	8.5
Inter-segment elimination	(121.5)	(126.8)	5.3	(4.2)

Total	1,413.1	1,293.7	119.4	9.2

Direct operating expenses
Wholesale	110.7	106.9	3.8	3.6
Retail	-	-	-	-

Total	110.7	106.9	3.8	3.6

Selling, general & administrative expenses
Wholesale	65.8	63.5	2.3	3.6
Retail	106.4	103.9	2.5	2.4
Corporate	18.4	13.5	4.9	36.3

Total	190.6	180.9	9.7	5.4

Depreciation and amortization
Wholesale	3.8	4.0	(0.2)	(5.0)
Retail	3.4	3.9	(0.5)	(12.8)

Total	7.2	7.9	(0.7)	(8.9)

Income from operations
Wholesale	99.1	79.4	19.7	24.8
Retail	5.8	13.3	(7.5)	(56.4)
Corporate	(18.4)	(13.5)	(4.9)	36.3

Total	86.5	79.2	7.3	9.2

Interest expense, net	9.6	18.0	(8.4)	(46.7)
Loss on extinguishment of debt	-	12.1	(12.1)	(100.0)
Income tax expense	29.7	17.8	11.9	66.9

Net income	$47.2	$31.3	$15.9	50.8%

Gross Revenues.  Gross revenues increased $139.5 million, or 8.4%, for the fiscal year ended December 31, 2004 compared to the fiscal year ended December 26, 2003. Gross revenues in our retail segment increased $58.1 million reflecting increases in our truck services, international and truck brokerage businesses. This was partially offset by year-over-year revenue decreases in our warehousing and distribution and rail brokerage units. The truck services year-over-year increase in revenues of 25.3% was due primarily to the addition of two new agents and also an increase in the amount of freight brokered due to high demand for transportation. Our international unit’s revenues increased 21.2% due primarily to increased import business with the Far East. The truck brokerage increase of 13.5% was due primarily to increases in the lower margin automotive business. Our warehousing and distribution unit experienced a 22.6% decrease in year-over-year revenues due to customer turnover as well as to the strategic elimination of temporary warehousing facilities. Revenues in our rail brokerage unit decreased 0.4% reflecting changed shipping patterns for two large retailers that we could not overcome with added business. In addition, our rail brokerage unit was impacted by capacity-related service issues with our core rail carriers during the year.

Wholesale segment gross revenues increased $76.1 million, reflecting a $59.7 million increase in Stacktrain revenues as well as a $16.4 million increase in cartage revenues, from almost all cartage locations. Stacktrain results reflected increases in all wholesale lines of business including domestic, international and automotive even though 2004 saw service issues with our core rail carriers and short-term embargoes and ramp closures at selected locations due to inclement weather. The increase in wholesale domestic operations was a result of increased freight revenues from several intermodal marketing companies. Domestic containers handled increased 4.0% over 2003 and the average revenue per container increased 4.7% due primarily to the increase in the fuel surcharge that was between 3.8% and 12.5% during 2004 compared to between 2.9% and 5.5% during 2003. The increase in fuel surcharge reflects the increase in fuel costs as discussed below under the heading “Cost of Purchased Transportation and Services.” The wholesale international operations increase in freight revenues was primarily the result of increased business from two international shipping companies. International container volumes were 4.4% above 2003. Wholesale automotive volumes were 6.4% above 2003 with increases from DaimlerChrysler and General Motors. Contributing to the overall increase in Stacktrain gross revenues were higher repositioning revenue associated with higher domestic volumes and increased container per diem revenue that resulted from more containers in service during 2004 and to improved billing and collection efforts. Overall containers handled increased 4.6% from the prior year. It should be noted that approximately $14.5 million of the wholesale segment increase in revenues for 2004 compared to 2003 was due to an extra week in our fiscal year 2004 compared to 2003.

Our retail segment’s usage of our wholesale segment for rail transportation decreased by $5.3 million, or 4.2%, in 2004 compared to 2003 reflecting reduced rail brokerage shipments including the shifting of some shipments to maximize certain rail incentives. Cross-selling activities within the retail segment increased by $1.3 million in 2004 compared to 2003, and activities within the wholesale segment increased by $2.0 million during 2004. Our program to increase inter- and intra-segment generated revenues is continuing and is focused on coordinating capacity within and between segments so that future growth can occur without degrading our ability to satisfy customer requirements.

Cost of Purchased Transportation and Services.  Cost of purchased transportation and services increased $119.4 million, or 9.2%, for 2004 compared to 2003. The cost of purchased transportation and services in our retail segment increased $63.6 million due primarily to the increased business discussed above. Much of the increase in business discussed above is lower margin business. The overall gross margin percentage on our retail business has declined from 13.9% in 2003 to 12.4% in 2004. Our rail brokerage division has not been able to pass all rail transportation cost increases on to customers due to the competitive situation, which reduces the margin on retained business. Our warehousing and distribution division lost a large profitable customer in late 2003 which has impacted margins negatively in this division, and also incurred costs related to vacating temporary warehousing facilities which added to the decline in retail segment gross margin. The increased revenue for our truck brokerage division was due primarily to low margin automotive shipments, and the increase in the international unit’s import business also contributed to the overall decline in retail segment gross margin.

The wholesale segment’s cost of purchased transportation and services increased $50.5 million for 2004 compared to 2003 reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a slight increase in the cost per container due primarily to increased fuel costs and changes in business mix. Approximately $10.3 million of the Stacktrain increase was due to the extra week in the 2004 fiscal year. The cartage increase was also due primarily to increased shipments noted above coupled with the newer cartage locations added in late 2002 or early 2003. The overall gross margin for the wholesale segment has increased to 28.0% in 2004 from 27.5% in 2003.

Direct Operating Expenses.  Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $3.8 million, or 3.6%, in 2004 compared to 2003 due primarily to increased container and chassis lease costs attributable to the higher fleet size during 2004. Partially offsetting the increase were reduced equipment maintenance expenditures. At December 31, 2004, we had 10.2% or 2,404 more containers and 6.6% or 1,598 more chassis than at December 26, 2003. Approximately $2.1 million of the increase was due to the extra week in Stacktrain’s fiscal year 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $9.7 million, or 5.4%, in 2004 compared to 2003 primarily as the result of increased compensation expense associated with an overall average increase of 121 people employed during 2004 compared to 2003 and an increase in professional fees compared to 2003. This was partially offset by reduced temporary warehouse rental expense in our retail segment. The headcount increase was associated primarily with additional trucking locations added since 2003 as well as additional sales personnel. The increase in corporate costs (primarily professional fees) related to general increases in audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002, and costs related to the preparation of a shelf registration statement filed with the SEC on January 7, 2004 and two supplements to the shelf registration statement prospectus filed with the SEC on April 8, 2004 and November 10, 2004. During 2003, $1.2 million was incurred related to secondary stock offering costs. In addition, corporate costs included increased legal fees associated with certain litigation.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $0.7 million, or 8.9%, for 2004 compared to 2003 as a result of property retirements in both the wholesale and retail segments and property becoming fully depreciated.

Income From Operations.  Income from operations increased $7.3 million, or 9.2%, from $79.2 million in 2003 to $86.5 million in 2004. Wholesale segment income from operations increased $19.7 million reflecting a $17.0 million increase in Stacktrain income from operations (approximately $1.7 million from the extra week in fiscal 2004) and a $2.7 million increase in cartage income from operations. The Stacktrain increase was due to strength in all three wholesale lines of business as well as increased container per diem charges related to more containers in service during 2004 and to improved per diem charge billing and collection procedures. The cartage increase was due to increased business at almost all locations. The wholesale segment increase in income from operations was partially offset by a $7.5 million decrease in income from operations in 2004 compared to 2003 in our retail segment. The retail segment decrease reflected reduced business in our rail brokerage and warehousing and distribution divisions due to customer turnover. Rail brokerage operations were also adversely impacted by capacity-related rail service issues with our core rail carriers during 2004 and the inability to pass through cost increases from underlying service providers. Income from operations was adversely impacted by corporate costs related to audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002, preparation of the shelf registration statement and two supplements to the shelf registration statement prospectus and legal fees.

Interest Expense.  Interest expense decreased by $8.4 million, or 46.7%, for 2004 compared to 2003 due primarily to a lower level of outstanding debt during 2004. At December 31, 2004, total long-term debt was $154.1 million, $60.0 million less than the balance of $214.1 million at December 26, 2003.

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

Income Tax Expense.  Income tax expense increased $11.9 million in 2004 compared to 2003 due to higher pre-tax income in 2004 and to a higher effective tax rate related to a $1.2 million tax expense reduction taken in 2003 associated with costs incurred in our IPO in June 2002. The effective tax rate was 38.6% in 2004 compared to 36.3% in 2003. The effective tax rate going forward is expected to be approximately 39%.

Net Income.  Net income increased $15.9 million from $31.3 million in 2003 to $47.2 million in 2004 due primarily to higher income from operations during 2004 (up $7.3 million), lower interest costs (down $8.4 million) associated with the lower level of outstanding debt during 2004 and to debt extinguishment costs ($12.1 million) incurred in 2003, partially offset by higher income tax expense related to the higher pre-tax income for 2004. Excluding the costs associated with the 2003 debt refinancing and secondary offering transactions, adjusted net income for 2003 would have been $39.3 million. See the reconciliation of 2003 adjusted results to actual results for 2003 on page 48.

Fiscal Year Ended December 26, 2003 Compared to Fiscal Year Ended December 27, 2002

The following table sets forth our historical financial data for the fiscal years ended December 26, 2003 and December 27, 2002.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 26, 2003 and December 27, 2002

(in millions)

	2003	2002	Change	% Change
Gross revenues
Wholesale	$923.1	$854.1	$69.0	8.1%
Retail	872.3	882.5	(10.2)	(1.2)
Inter-segment elimination	(126.8)	(128.4)	1.6	(1.2)

Total	1,668.6	1,608.2	60.4	3.8

Cost of purchased transportation and services
Wholesale	669.3	626.4	42.9	6.8
Retail	751.2	759.0	(7.8)	(1.0)
Inter-segment elimination	(126.8)	(128.4)	1.6	(1.2)

Total	1,293.7	1,257.0	36.7	2.9

Direct operating expenses
Wholesale	106.9	106.7	0.2	0.2
Retail	-	-	-	-

Total	106.9	106.7	0.2	0.2

Selling, general & administrative expenses
Wholesale	63.5	55.2	8.3	15.0
Retail	103.9	98.3	5.6	5.7
Corporate	13.5	6.8	6.7	98.5

Total	180.9	160.3	20.6	12.9

Depreciation and amortization
Wholesale	4.0	5.1	(1.1)	(21.6)
Retail	3.9	5.0	(1.1)	(22.0)

Total	7.9	10.1	(2.2)	(21.8)

Income from operations
Wholesale	79.4	60.7	18.7	30.8
Retail	13.3	20.2	(6.9)	(34.2)
Corporate	(13.5)	(6.8)	(6.7)	98.5

Total	79.2	74.1	5.1	6.9

Interest expense, net	18.0	31.7	(13.7)	(43.2)
Loss on extinguishment of debt	12.1	0.8	11.3	1,412.5
Income tax expense	17.8	16.8	1.0	6.0

Net income	$31.3	$24.8	$6.5	26.2%

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

Cost of Purchased Transportation and Services.  Cost of purchased transportation and services increased $36.7 million, or 2.9%, for 2003 compared to 2002. Cost of purchased transportation and services in our retail segment decreased $7.8 million reflecting the revenue reduction noted above. Contributing to this decline was a change in estimation on linehaul expenses. The retail segment overall gross margin remained constant at approximately 13.9% in both years resulting from a higher fuel surcharge in effect during 2003 and improved yield management, which were offset by changes in business mix and the change in estimation on linehaul expenses.

The wholesale segment’s cost of purchased transportation and services increased $42.9 million for 2003 compared to 2002, reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above partially offset by a slight decline in the cost per container due primarily to changes in business mix. The cartage increase was also due primarily to increased shipments noted above coupled with the newer cartage locations added in late 2002 or early 2003. The overall gross margin increased to 27.5% in 2003 from 26.7% in 2002. These increases were due to improved yield management, the higher fuel surcharge and reduced low-margin international shipping volumes. The gross margin on cartage operations declined to 24.9% in 2003 from 26.4% in 2002 due primarily to the lower margin on the new trucking locations added in 2003 compared to 2002.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $20.6 million, or 12.9%, in 2003 compared to 2002 primarily as the result of increased compensation associated with an overall average increase of 79 people employed during 2003 compared to 2002 and an increase in insurance costs compared to 2002. The headcount increase was associated with the new customer in our supply chain services division and the additional local cartage locations added in 2003. Corporate costs also increased in 2003 due to $1.2 million of costs associated with the secondary stock offering in 2003 and proceeds from a legal settlement that reduced costs in 2002.

Depreciation and Amortization.  Depreciation and amortization expenses decreased $2.2 million, or 21.8%, for 2003 compared to 2002 as a result of property retirements in both the wholesale and retail segments and property becoming fully depreciated.

Income From Operations.  Income from operations increased $5.1 million, or 6.9%, from $74.1 million in 2002 to $79.2 million in 2003. The increase in income from operations is a result of the increase in net revenues and gross margin percentages described above. Wholesale segment income from operations increased $18.7 million reflecting a $23.1 million increase in Stacktrain income from operations partially offset by a $4.4 million decrease in local cartage income from operations. The Stacktrain increase was due to the strength in wholesale automotive and third-party domestic operations. The cartage decrease resulted from a higher employment level and start-up costs in the growing cartage operations and increases in accruals for insurance costs during 2003. Retail segment income from operations decreased $6.9 million due primarily to reduced shipments in our rail and truck brokerage and truck services operations coupled with a change in estimation on linehaul expenses. Income from operations was adversely affected by $6.7 million of increased corporate costs for insurance, the $1.2 million cost for the secondary offering of common stock. In addition, costs in 2002 were reduced by proceeds from a non-recurring legal settlement.

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

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Fiscal Year Ended December 26, 2003 (in millions, except share and per share amounts)

(Unaudited)

Item	GAAP Results	Adjustments		Adjusted Results
Income from operations	$79.2	$1.2	1/	$80.4
Interest expense	18.0	-		18.0
Loss on extinguishment of debt	12.1	(12.1	) 2/	-

Income before income taxes	49.1	13.3		62.4
Income taxes	17.8	5.3	3/	23.1

Net income	31.3	8.0		39.3

Diluted earnings per share	$0.82	$0.21		$1.03

Weighted average shares outstanding	37,988,697	37,988,697		37,988,697

1/ Accrued fees and expenses associated with the secondary offering of common stock paid by the company.

2/ Fees and expenses related to our long-term debt refinancing:

A)	$3.1 million for the write-off of existing loan fees.
B)	$0.2 million for loan breakage and commitment fees.
C)	$8.8 million premium on redemption of senior subordinated notes.

3/ Income taxes estimated at 40.0%.

Liquidity and Capital Resources

Cash generated by operating activities was $44.4 million, $60.2 million and $29.1 million for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. The decrease in cash provided by operating activities in 2004 was due primarily to the increase in accounts receivable and increased cash payments for taxes partially offset by improved operating results and reduced interest costs for 2004 as compared to 2003. The increase in accounts receivable was due to an increase in average daily sales compared to 2003 coupled with a seasonal increase in the days sales outstanding due to slow payment during the holiday season. The increase was primarily in current accounts receivable that were received after our fiscal year end. Income taxes paid were $12.7 million, $1.1 million and $1.1 million in 2004, 2003 and 2002, respectively. For 2005, since our federal tax loss carryforwards have all been used, income tax payments are expected to be approximately $23 million. Interest paid was $8.4 million, $19.9 million and $31.3 million in 2004, 2003 and 2002, respectively. Interest expense for 2005 is expected to be approximately $8.5 million. Cash generated by operating cash flows in 2005 is projected to be between $50 million and $55 million.

The increase in cash provided by operating activities in 2003 was due primarily to improved operating results for the year coupled with reduced interest costs. Interest costs are lower due to the repayment of debt with proceeds of our June 2002 IPO and reduced interest rates due to our June and July 2003 refinancing and redemption of the 11.75% senior subordinated notes, and debt payments in 2003. In November 2003, we completed the repricing of our senior credit facility, which further reduced the interest rates under our new senior credit facility. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repay debt and for acquisitions. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We believe that it is better to reduce debt and minimize our interest liability than to maintain cash balances and incur increased interest expense.

We had working capital of $61.7 million and $58.7 million at December 31, 2004 and December 26, 2003, respectively. The slight increase in 2004 was due primarily to the increase in receivables at the end of 2004. The increase was seasonal due to increased revenues and days sales outstanding.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 31, 2004, our major commitments (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$154.0	$-	$-	$46.5	$107.5
Interest on long-term debt	39.7	7.8	15.6	13.7	2.6
Operating leases	374.1	57.6	96.3	76.2	144.0
Equipment obligation	64.5	4.1	15.4	15.4	29.6
Capital leases	0.1	0.1	-	-	-
Volume incentives	14.4	14.4	-	-	-
Management agreement	0.3	0.3	-	-	-
APL information systems agreement	3.4	3.4	-	-	-
Technical Support Agreement	2.3	1.0	1.3	-	-
Purchased transportation	26.4	26.4	-	-	-

Total	$679.2	$115.1	$128.6	$151.8	$283.7

Our total long-term debt (as refinanced, see below) was originally incurred to finance our recapitalization, the acquisition of Pacer Logistics and the four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases requires renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $67.8 million in 2004, $62.3 million in 2003 and $61.9 million in 2002. The equipment obligation is our estimate of operating lease payments on 4,364 53-foot containers and 2,650 53-foot chassis ordered, but yet to be financed. We anticipate financing the equipment through an operating lease. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division and have met certain volume shipping commitments for the year 2004. Our management agreement with Apollo Management, L.P. expired at the end of 2004. The $250,000 is our last payment to be made. Our Stacktrain operations use APL Limited’s computer systems under a long-term contract that may be terminated by us by giving 120 days notice. The Technical Support Agreement reflects the costs of outsourcing our computer help desk function in 2004. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at year-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008. Due to our voluntary debt repayments during the year, our next required debt payment is March 30, 2008.

Cash flows used in investing activities were $4.3 million, $3.2 million and $7.8 million for 2004, 2003 and 2002, respectively. The use of cash in 2004 includes $1.0 million for the new cartage operating system with the remaining amounts for normal computer system replacement items. This was partially offset by net proceeds of $0.3 million from the sale of property. The use of cash in 2003 included $0.7 million for trailers at the truck services division of our retail segment with the remaining expenditures for normal computer system replacement items. These amounts were partially offset by net proceeds of $0.2 million from the sale of property. The use of cash in 2002 was for capital expenditures of $8.7 million partially offset by $0.9 million of proceeds for the sale of retired equipment. Capital expenditures included $4.3 million for the conversion from APL Limited’s computer systems to a stand-alone capability for our wholesale segment, $2.0 million for the expansion of the Rail Van computer systems to handle our retail segment operating requirements and $2.4 million for computer replacements, furniture and fixtures and leasehold improvements.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At December 31, 2004, an aggregate of $11.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

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

As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing us from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings have been pending, however, we have been utilizing the system design work performed by the developer under the original contract. In July 2004, we entered into an agreement with the assignee settling all claims between us and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, we received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and we exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement we took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of independent consultants, we are evaluating the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. During this evaluation and further work on the conversion project, we are and will continue to avail ourselves of the services and support under our existing long-term agreement with APL Limited.

We believe that it is probable that software being developed for internal use will be completed and placed in service, as we have the ability and intention to complete this software project. However, in the event facts and circumstances change, whether as a result of our evaluation of the software or otherwise, which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, we would evaluate the previously capitalized software for impairment.

Capital expenditures for 2005 are budgeted at $4.2 million and include the remaining amounts for the cartage operating system to enhance labor efficiencies and cost savings efforts and support our long-term growth strategy.

Cash flows used in financing activities were $40.7 million, $57.7 million and $20.9 million for 2004, 2003 and 2002, respectively. During 2004, we repaid $60.0 million of long-term debt. Also during 2004, options to purchase 119,120 shares of our common stock were exercised for total proceeds of $0.7 million paid to the Company. The proceeds were used for general corporate purposes.

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

On November 19, 2003 we negotiated a repricing for the delayed-draw seven-year term loan. The repricing resulted in an immediate reduction of ½ of 1% to the applicable margin. The applicable margin is subject to further reductions based upon the company achieving certain financial ratios.

The seven-year term loan portion of the Senior Secured Credit Facility bears interest at a base rate plus a 1.75% per annum margin or at a Eurodollar rate plus a 2.75% per annum margin, at our option. The revolving loan facility portion of the Senior Secured Credit Facility bears interest at a base rate plus 2.25% per annum margin or at a Eurodollar rate plus 3.25% per annum margin, at our option. The base rate is the higher of the prime lending rate of the administrative agent, ½ of 1% in excess of the federal funds rate, or ½ of 1% of an adjusted certificate of deposit rate. The Senior Secured Credit Facility is guaranteed by all of our direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by us. The Senior Secured Credit Facility contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At December 31, 2004, we were in compliance with these covenants. At December 31, 2004, we had $64.0 million available under the $75.0 million revolving credit facility, net of $11.0 million of outstanding letters of credit.

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

We entered into two interest rate swap agreements on April 11, 2001 with a combined notional amount of $100.0 million, which matured on October 11, 2002, to manage fluctuations in cash flows resulting from interest rate risk. These swap agreements effectively changed the variable-rate cash flows on our debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap agreements, we received variable interest rate payments based on LIBOR and made fixed interest rate payments at 4.43%. Our average interest rate for amounts received during the first nine months of 2002 was approximately 1.9%. There was no statement of operations impact related to the expiration of the swaps on October 11, 2002. There were no swaps outstanding as of December 31, 2004.

During 2004, the wholesale segment received 4,321 primarily 53-ft. leased containers and 3,853 primarily leased chassis and returned 1,917 primarily 48-ft leased containers and 2,248 primarily leased chassis. At December 31, 2004, we had on order 4,364 53-ft. containers with an option to order an additional 2,000 containers by March 31, 2005. All containers are expected to be delivered by the end of September 2005. In addition, at December 31, 2004, we had on order 2,650 53-ft. chassis with an option to order an additional 1,400 chassis by May 31, 2005. All chassis are expected to be delivered by September 2005, and will be financed through operating leases.

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

Recent Developments

In February 2005, our truck brokerage unit in our retail segment was informed that one of its customers, representing revenues of $128 million in 2004, is planning to transition to another transportation provider during 2005. We will continue to provide services during a phased transition period and will endeavor to retain business from this customer to the extent practicable. As part of the anticipated transition process, we plan to reduce selling, general and administrative costs related to this customer in order to mitigate the impact on our financial results and to work to replace the business over time. This customer is a very low margin account and we do not believe that this loss will have a material impact on our income from operations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we will adopt the standard in our third fiscal quarter of 2005. We have not determined the impact that this statement will have on our results of operations or financial condition.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104 reflects the issuance of EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on our results of operations or financial condition.

In May 2003, the Emerging Issues Task Force issued Consensus No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-class Method under SFAS No. 128, Earnings Per Share”. EITF 03-6 considers how a “participating security” should be defined for purposes of applying paragraphs 60 and 61 of SFAS No. 128, and whether paragraph 61 of SFAS No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a non-convertible participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 requires a variable interest entity to be consolidated by a company that is considered to be the primary beneficiary of that variable interest entity. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), to address certain FIN 46 implementation issues. We adopted FIN 46-R in the first quarter of 2004 and it did not have a material impact on our results of operations or financial condition.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 31, 2004. For qualifying hedges, the interest differential of swaps is included in interest expense.

Based upon the average variable interest rate debt outstanding during 2004, a 1% change in our variable interest rates would have affected our 2004 pre-tax earnings by approximately $1.9 million. For 2003, a 1% change in our variable interest rates would have affected our 2003 pre-tax earnings by approximately $1.6 million. For 2002, a 1% change in our variable interest rates would have affected our 2002 pre-tax earnings by approximately $1.7 million.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including supplementary data and accompanying report of independent registered public accounting firm are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 filed as part of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls.  We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2004 based on the disclosure controls evaluation. In connection with new rules requiring that this Form 10-K include management’s report on internal control over financial reporting, we have reviewed and documented our internal control over financial reporting and may from time to time make further refinements designed to enhance their effectiveness and efficiency. During the fourth quarter of 2004, these refinements have included the enhancement of controls over access to financial modules used by the Stacktrain operation which are provided through our third-party IT provider, APL Limited.

Objective of Controls.  Disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Conclusion.  Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Pacer is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management under the supervision and with participation of the CEO and CFO has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment management concludes that, as of December 31, 2004, the company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 and has issued an attestation report on management’s assessment which appears in their report beginning on page F-2.

ITEM 9B. OTHER INFORMATION

None

Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of Registrant.

Information as to the names, ages, positions and offices with our company, terms of office, periods of service, business experience during the past five years and certain other directorships held by each director or person nominated to become a director of Pacer is set forth in the Election of Directors segment of our Proxy Statement for the 2005 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2004 fiscal year, and the information under that heading is hereby incorporated by reference.

(b)	Executive Officers of Registrant.

Information concerning the executive officers of the company is presented in Part I of this Report under the caption “Executive Officers of the Registrant”.

(c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our Proxy Statement for the 2005 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2004 fiscal year, and the information under that heading is hereby incorporated by reference.

(d)	Code of Ethics

Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our board of directors on January 27, 2004. We have posted our code of ethics on our internet website at www.pacer-international.com in the “investor relations” sub pages. Our code of ethics has been filed as an exhibit to this report. We also intend to disclose information about any amendment to, or a waiver from, a provision of our code of ethics applicable to these officers on our internet website. Copies of our code of ethics may be obtained, free of charge, by writing our CFO at Pacer International, Inc., 2300 Clayton Road, Suite 1200, Concord, California 94520.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation received by Pacer’s directors and certain executive officers is presented in the Director Compensation, Summary Compensation Table, Option Grants in Last Fiscal Year Table, Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table, Compensation Committee Interlocks and Insider Participation and Employment and Related Agreements segments of our Proxy Statement for the 2005 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2004 fiscal year, and the information under those headings is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,001,740	$10.72	2,038,795	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	2,001,740	$10.72	2,038,795	(1)

(1) We have available 2,038,795 shares of our common stock for future issuance under the 2002 Stock Option Plan. This amount includes 736,641 shares added automatically on January 1, 2003 based upon 2.0% of the outstanding shares of the Company at December 27, 2002 and 743,350 shares added automatically on January 1, 2004 based upon 2.0% of the outstanding shares of the Company at December 26, 2003. Any shares issued under our 1999 Plan that are forfeited to or repurchased by us or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full will also be available for grant and issuance under our 2002 Plan. In addition, on January 1 of each year, commencing January 1, 2003, as noted above, the aggregate number of shares reserved for issuance under our 2002 Plan will increase automatically by a number of shares equal to 2.0% of our outstanding shares on the last day of the preceding year, except that the board of directors may, in its absolute discretion, determine in respect of any year that the automatic increase be less than 2.0% or that no automatic increase occur in respect of that year. No more than 2,500,000 shares (before adjustment for stock splits, stock dividends or similar recapitalization events) of our common stock may be issued under the 2002 Plan in the aggregate.

Information as to the number of shares of Pacer’s common stock beneficially owned as of February 28, 2005, by each of our directors and nominees for director, our five most highly compensated executive officers, our directors and executive officers as a group and certain beneficial owners is set forth in the Security Ownership of Certain Beneficial Owners and Management segment of our Proxy Statement for the 2005 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2004 fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on related transactions is set forth in the Certain Relationships and Related Transactions segment of our Proxy Statement for the 2005 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2004 fiscal year, and the information under that heading is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services is set forth in the Fees Paid To Independent Auditors in 2004 segment of our Proxy Statement for the 2005 annual meeting of shareholders which will be filed with the SEC no later than 120 days after the end of our 2004 fiscal year, and the information under that heading is hereby incorporated by reference.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.	Documents filed as part of this report.

1.	The consolidated financial statements, financial statement schedules and accompanying report of independent registered public accounting firm are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules filed as part of this Annual Report.

2.	Exhibits

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002).

3.2	Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2002).

4.1	Credit Agreement, dated as of June 10, 2003, among Pacer International, Inc., Various Lending Institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York Branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2003).

4.2	First Amendment to Credit Agreement, dated as of November 17, 2003, among Pacer International, Inc., the lenders party hereto, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 29, 2003).

10.1	Stock Purchase Agreement, dated as of March 15, 1999, between APL Limited and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.2	Non-Competition Agreement, dated as of May 28, 1999, among Neptune Orient Lines Limited, APL Limited, Pacer International, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.5 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.3	Administrative Services Agreement, dated as of May 29, 2000, between APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.4	IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited, APL Land Transport Services, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 10.10 to the Company’s Registration Statement on Form S-4 dated November 5, 1999).

Exhibit Number	Exhibit Description

10.5	Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.6	TPI Chassis Sublet Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.9 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.7	Equipment Supply Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.8	Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.9	Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002 between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002).

10.10	Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the Company’s Registration Statement on Form S-4 dated October 7, 1999).

10.11	Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002).

10.12	Asset Purchase Agreement dated December 31, 1999, among Conex Acquisition Corporation, Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., Jupiter Freight, Inc., The Michael W. Keller Living Trust, The Uchida Family Trust, Michael Keller and Shigehiro Uchida. (Incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K dated January 13, 2000).

10.13	Amendment dated January 12, 2000 to Conex Asset Purchase Agreement dated December 31, 1999. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 13, 2000).

10.14	Rail Car Lease Agreement dated September 1, 2000 among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000).

10.15	Amendment No. 1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 dated May 15, 2002).

10.16	Amendment No. 2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 dated May 15, 2002).

Exhibit Number	Exhibit Description

10.17	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002).

10.18	Stock Purchase Agreement, dated August 31, 2000 by and among Pacer International, Inc., GTS Transportation Services, Inc. and all of the Shareholders of GTS Transportation Services, Inc. (Incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.19	Stock Purchase Agreement, dated October 31, 2000 by and among Pacer International, Inc., all of the Stockholders of RFI Group, Inc., Everett Fleisig, Bernard W. Robbins, and Certain Trusts that are owners of Certain Stockholders of RFI Group, Inc. (Incorporated by reference to Exhibit No. 10.31 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.20	Stock Purchase Agreement, dated December 18, 2000 by and among Pacer International, Inc., Rail Van, Inc., Rail Van LLC and all of the Shareholders of Rail Van, Inc. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Current Report on Form 8-K dated January 8, 2001).

10.21	Equipment Use Agreement, dated May 28, 1999, between PAMC LLC and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company’s Registration Statement on Form S-1 dated January 12, 2001).

10.22	Amendment No. 1 to Domestic Incentive Agreement dated January 1, 2001 between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001).

10.23	Rail Car Lease Agreement dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.24	Rail Car Lease Agreement dated January 2001 by and between LaSalle National Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.25	Rail Car Lease Agreement dated February 14, 2001 by and between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

10.26	Employment Agreement for Donald C. Orris dated March 31, 1997, as amended May 28, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.27	Employment Agreement for Gerry Angeli dated March 31, 1997. (Incorporated by reference to Exhibit No. 10.2 to the Company’s Registration Statement on Form S-4 dated August 12, 1999).

10.28	Amended and Restated Employment Agreement dated as of March 1, 2003, between Pacer Global Logistics, Inc. and Jeffrey R. Brashares. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002).

10.29	Employment Agreement dated as of January 16, 2002 between Pacer International, Inc. and Charles T. Shurstad. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001).

Exhibit Number	Exhibit Description

10.30	Employment Agreement dated as of December 1, 1998 between Pacer International, Inc. and Lawrence C. Yarberry, (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2000).

10.31	Employment Agreement dated as of August 22, 2001 between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2001).

10.32	Master Lease Agreement dated April 16, 2003 by and between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003).

10.33	Master Equipment Lease Agreement dated December 1, 2003 by and between Fleet Capital Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003).

10.34	Employment Agreement dated as of December 1, 2003 between Pacer Global Logistics, Inc. and Charles C. Hoffman. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003).

10.35	Employment Agreement dated as of October 1, 2003 between Pacer International, Inc. and Michael Uremovich. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003).

10.36	Equipment Purchase Contract dated as of November 1, 2004 between Pacer International, Inc. and Jindo Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2004).

10.37	Amendment dated June 30, 2004 to Master Lease Agreement dated April 16, 2003 by and between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004).

10.38	Amended and Restated Agreement dated as of October 27, 2004 between Pacer International, Inc. and C. William Smith (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004).

10.39	Amended and Restated Employment Agreement dated as of October 26, 2004 between Pacer International, Inc. and Brian C. Kane (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004).

10.40	Amended and Restated Employment Agreement dated March 3, 2005 between Pacer International, Inc. and Peter Ruotsi (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 7, 2005).

10.41	Employment Agreement dated March 3, 2005 between Pacer International, Inc. and Alex Munn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2005).

10.42	Employment Agreement dated March 3, 2005 between Pacer International, Inc. and Ron Maillette (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 7, 2005).

Exhibit Number	Exhibit Description

10.43	Employment Agreement dated March 3, 2005 between Pacer Global Logistics, Inc. and Randall T. Strutz (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 7, 2005).

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003).

21.1	Subsidiaries of the Registrant *

23	Consent of Independent Accountants *

31.1	Certification of D.C. Orris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of L.C. Yarberry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of D.C. Orris and L.C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

---------------

* Filed herewith

** Furnished herewith, but not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

B.	Other Exhibits

No exhibits in addition to those previously filed or listed in Item 15(a)(2) are filed herein.

C.	Other Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts – filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: March 8, 2005	By:	/s/ Lawrence C. Yarberry
Lawrence C. Yarberry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: March 8, 2005	By:	/s/ Donald C. Orris
Donald C. Orris Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: March 8, 2005	By:	/s/ Brian C. Kane
Brian C. Kane Vice President and Controller (Principal Accounting Officer)

Date: March 8, 2005	By:	/s/ Joshua J. Harris
Joshua J. Harris Director

Date: March 8, 2005	By:	/s/ Bruce H. Spector
Bruce H. Spector Director

Date: March 8, 2005	By:	/s/ Marc E. Becker
Marc E. Becker Director

Date: March 8, 2005	By:	/s/ Thomas L. Finkbiner
Thomas L. Finkbiner Director

Date: March 8, 2005	By:	/s/ Andrew C. Clarke
Andrew C. Clarke Director

Date: March 8, 2005	By:	/s/ Robert S. Rennard
Robert S. Rennard Director

Date: March 8, 2005	By:	/s/ P. Michael Giftos
P. Michael Giftos Director

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Pacer International, Inc.:

We have completed an integrated audit of Pacer International, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 13, 2005

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 26, 2003
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$-	$0.8
Accounts receivable, net of allowances of $3.9 million and $4.2 million, respectively	232.1	203.0
Prepaid expenses and other	10.2	11.7
Deferred income taxes	4.1	4.5

Total current assets	246.4	220.0

Property and equipment
Property and equipment at cost	101.2	97.1
Accumulated depreciation	(52.1)	(45.1)

Property and equipment, net	49.1	52.0

Other assets
Goodwill	288.3	288.3
Deferred income taxes	11.5	23.3
Other assets	10.2	10.9

Total other assets	310.0	322.5

Total assets	$605.5	$594.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$0.1	$-
Book overdraft	18.6	-
Accounts payable and other accrued liabilities	166.0	161.3

Total current liabilities	184.7	161.3

Long-term liabilities
Long-term debt and capital leases	154.0	214.1
Other	2.3	3.0

Total long-term liabilities	156.3	217.1

Total liabilities	341.0	378.4

Commitments and contingencies (Notes 9, 11 & 13)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 37,286,638 and 37,167,518 issued and outstanding	0.4	0.4
Additional paid-in capital	275.4	274.2
Unearned compensation	(0.1)	(0.2)
Accumulated deficit	(11.0)	(58.2)
Accumulated other comprehensive loss	(0.2)	(0.1)

Total stockholders’ equity	264.5	216.1

Total liabilities and stockholders’ equity	$605.5	$594.5

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	Dec. 31, 2004	Dec. 26, 2003	Dec. 27, 2002
	(in millions, except share and per share data)
Gross revenues	$1,808.1	$1,668.6	$1,608.2

Operating expenses:
Cost of purchased transportation and services	1,413.1	1,293.7	1,257.0
Direct operating expenses	110.7	106.9	106.7
Selling, general and administrative expenses	190.6	180.9	160.3
Depreciation and amortization	7.2	7.9	10.1

Total operating expenses	1,721.6	1,589.4	1,534.1

Income from operations	86.5	79.2	74.1

Interest expense	9.6	18.0	31.7
Loss on extinguishment of debt	-	12.1	0.8

Income before income taxes	76.9	49.1	41.6

Income taxes	29.7	17.8	16.8

Net income	$47.2	$31.3	$24.8

Earnings per share (Note 16):

Basic:
Earnings per share	$1.27	$0.85	$.81

Weighted average shares outstanding	37,257,076	37,003,785	30,575,940

Diluted:
Earnings per share	$1.24	$0.82	$.74

Weighted average shares outstanding	38,140,409	37,988,697	33,373,752

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Unearned Comp- ensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	No. of Shares	Amount	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 28, 2001	-	$-	23,089,494	$0.2	$118.5	$(0.3)	$(114.3)	$(1.1)	$3.0

Net income	-	-	-	-	-	-	24.8	-	24.8
Other comprehensive income	-	-	-	-	-	-	-	1.1	1.1

Total comprehensive income	-	-	-	-	-	-	24.8	1.1	25.9
Amortization – unearned compensation (Note 7)	-	-	-	-	-	0.1	-	-	0.1
Issuance of common stock (Note 2)	-	-	9,250,000	0.1	125.8	-	-	-	125.9
Exchange of Pacer Logistics exchangeable preferred stock for common stock (Note 2)	-	-	4,469,688	0.1	25.6	-	-	-	25.7
Issuance of common stock for exercise of options	-	-	22,866	-	0.1	-	-	-	0.1

Balance December 27, 2002	-	$-	36,832,048	$0.4	$270.0	$(0.2)	$(89.5)	$-	$180.7

Net income	-	-	-	-	-	-	31.3	-	31.3
Other comprehensive loss	-	-	-	-	-	-	-	(0.1)	(0.1)

Total comprehensive income	-	-	-	-	-	-	31.3	(0.1)	31.2
Tax benefit from exercise of options	-	-	-	-	1.1	-	-	-	1.1
Issuance of common stock for exercise of options	-	-	335,470	-	3.1	-	-	-	3.1

Balance December 26, 2003	-	$-	37,167,518	$0.4	$274.2	$(0.2)	$(58.2)	$(0.1)	$216.1

Net income	-	-	-	-	-	-	47.2	-	47.2
Other comprehensive loss	-	-	-	-	-	-	-	(0.1)	(0.1)

Total comprehensive income	-	-	-	-	-	-	47.2	(0.1)	47.1
Amortization – unearned compensation (Note 7)	-	-	-	-	-	0.1	-	-	0.1
Tax benefit from exercise of options	-	-	-	-	0.5	-	-	-	0.5
Issuance of common stock for exercise of options	-	-	119,120	-	0.7	-	-	-	0.7

Balance December 31, 2004	-	$-	37,286,638	$0.4	$275.4	$(0.1)	$(11.0)	$(0.2)	$264.5

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Dec. 31, 2004	Dec. 26, 2003	Dec. 27, 2002
	(in millions)
Cash flows from operating activities
Net income	$47.2	$31.3	$24.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.2	7.9	10.1
Gain on sale of property and equipment	-	(0.1)	(0.7)
Premium on extinguishment of senior subordinated notes	-	8.8	-
Deferred taxes	12.4	14.9	20.4
Change in operating assets and liabilities excluding effects of acquisitions:
Accounts receivable, net	(29.1)	12.6	(4.4)
Prepaid expenses and other	1.5	(5.3)	3.1
Accounts payable and other accrued liabilities	4.7	(9.7)	(21.3)
Other	0.5	(0.2)	(2.9)

Net cash provided by operating activities	44.4	60.2	29.1

Cash flows from investing activities
Capital expenditures	(4.6)	(3.4)	(8.7)
Proceeds from sales of property and equipment	0.3	0.2	0.9

Net cash used in investing activities	(4.3)	(3.2)	(7.8)

Cash flows from financing activities
Book overdraft	18.6	(5.1)	(5.6)
Proceeds of long-term debt, net of costs	-	241.8	-
Proceeds from issuance of common stock	0.7	3.1	126.0
Debt, revolving credit facility and capital lease obligation repayment	(60.0)	(297.5)	(141.3)

Net cash used in financing activities	(40.7)	(57.7)	(20.9)

Effect of exchange rate changes on cash	(0.2)	1.5	(0.4)

Net increase (decrease) in cash and cash equivalents	(0.8)	0.8	-

Cash and cash equivalents at beginning of year	0.8	-	-

Cash and cash equivalents at end of year	$-	$0.8	$-

Disclosure of non-cash financing activities:
Issuance of common stock in exchange for Pacer Logistics 7.5% exchangeable preferred stock	$-	$-	$25.7

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

As of May 28, 1999, APL Land Transport Services, Inc. (“APLLTS”) was recapitalized through the purchase of shares of its common stock from APL Limited by affiliates of Apollo Management, L.P. and two other investors and its redemption of a portion of the remaining shares of common stock held by APL Limited. After the recapitalization, APLLTS formed a transitory subsidiary that was merged with and into Pacer Logistics, making Pacer Logistics a wholly-owned subsidiary of APLLTS. In connection with these transactions, APLLTS was renamed Pacer International, Inc. Pacer Logistics merged into the Company in May 2003.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

The Company has changed the presentation of the Consolidated Statements of Operations. All periods presented have been reclassified, with no effect on the Company’s consolidated income from operations, net income or financial position, by presenting the cost of purchased transportation and services as an operating expense and eliminating the net revenue line item.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant estimates include recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, valuation of deferred income taxes and goodwill. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At December 31, 2004 and December 26, 2003, accounts receivable included unbilled amounts of $23.7 million and $22.3 million, respectively.

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

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt and are being amortized using the effective interest method over the terms of the related debt which range from 5 to 7 years. At December 31, 2004 and December 26, 2003, unamortized costs were $3.5 million and $4.3 million, respectively.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The fair values of the reporting units are determined using an income approach based on the present value of estimated future cash flows.

The Company has allocated goodwill to the reporting units. The change in the carrying amount of goodwill as of December 31, 2004 and December 26, 2003 were as follows (in millions):

	Retail Segment	Wholesale Segment	Total

Balance at December 27, 2002	$265.0	$23.3	$288.3
Reclassification of Cartage	(44.3)	44.3	-

Balance at December 26, 2003	$220.7	$67.6	$288.3

Balance at December 31, 2004	$220.7	$67.6	$288.3

During the fourth quarter of 2003, the Company’s local cartage operations began reporting to the wholesale segment’s management. The Company has completed its annual goodwill impairment tests at December 31, 2004, and concluded that no adjustments to the balance of goodwill were required.

Revenue Recognition

The Company’s wholesale segment’s Stacktrain operation recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. The wholesale segment’s local cartage operation recognizes revenues when delivery requirements are met. Revenues from retail transportation activities including rail and truck brokerage and truck services are recorded when delivery requirements are met. Revenues from warehousing activities are recorded upon receipt at the warehouse and storage revenues are recorded as earned. Supply chain management/consulting services net revenues are recorded as earned. Revenues are reported net of volume discounts provided to customers.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Comprehensive Income

Other comprehensive income (loss) includes foreign currency translation adjustments and derivative transactions, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjustment	Derivative Instrument Fair Value, Net of Amortization	Total Other Comprehensive Income (Loss)

Beginning Balance December 31, 1999	$-	$-	$-

Activity during 2000 (net of $0.0 million tax)	0.1	-	0.1

Balance at December 29, 2000	$0.1	$-	$0.1

Activity during 2001 (net of $0.8 million tax)	(0.1)	(1.1)	(1.2)

Balance at December 28, 2001	$-	$(1.1)	$(1.1)

Activity during 2002 (net of $0.8 million tax)	-	1.1	1.1

Balance at December 27, 2002	$-	$-	$-

Activity during 2003 (net of $0.1 million tax)	(0.1)	-	(0.1)

Balance at December 26, 2003	$(0.1)	$-	$(0.1)

Activity during 2004 (net of $0.02 million tax)	(0.1)	-	(0.1)

Balance at December 31, 2004	$(0.2)	$-	$(0.2)

The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company’s pro forma net income and earnings per share for 2004, 2003 and 2002 would have been:

	Fiscal Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002
	(in millions, except per share amounts)

Net income, as reported	$47.2	$31.3	$24.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1.4	1.1	0.4

Net income, pro forma	$45.8	$30.2	$24.4

Earnings per share:
Basic, as reported	$1.27	$0.85	$0.81

Basic, pro forma	$1.23	$0.82	$0.80

Diluted, as reported	$1.24	$0.82	$0.74

Diluted, pro forma	$1.20	$0.79	$0.73

The fair value of each option granted was estimated on the date of grant with the following assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 3.9%, 3.5% and 5.4%; no dividend yield for all years; and expected option lives of 6.1 years for options granted during 2004 and 7.0 years for options granted in 2003 and 2002. The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $7.35, $8.19 and $3.68, respectively. For options granted in 2004 and 2003, the Black-Scholes option pricing model was used assuming a volatility of 32% and 47%, respectively to determine the fair value of those options granted. All 2002 options were granted prior to the Company’s IPO in June 2002 and no volatility was included in the model to determine fair value.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company had no customers in 2004, 2003 or 2002 accounting for 10% or more of revenues.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in our third fiscal quarter of 2005. The Company has not determined the impact that this statement will have on its results of operations or financial condition.

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

In May 2003, the Emerging Issues Task Force issued Consensus No. 03-6 (“EITF 03-6”), “Participating Securities and the Two-class Method under SFAS No. 128, Earnings Per Share”. EITF 03-6 considers how a “participating security” should be defined for purposes of applying paragraphs 60 and 61 of SFAS No. 128, and whether paragraph 61 of SFAS No. 128 requires an entity to use the two-class method in computing EPS based on the presence of a non-convertible participating security, regardless of the characteristics of that participating security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on the Company’s results of operations or financial condition.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2. INITIAL PUBLIC OFFERING / SECONDARY OFFERING / SHELF REGISTRATION

On January 7, 2004, the Company filed with the SEC a “shelf” registration statement providing for the issuance by the Company of up to $150.0 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by certain selling stockholders of 8,702,893 shares of common stock. The registration statement was declared effective on January 21, 2004. There are currently no arrangements in place for the Company to issue any additional securities.

On April 8, 2004 and November 10, 2004, the Company filed with the SEC supplements to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of all 8,702,893 shares of the Company’s common stock owned by such stockholders in underwritten public offerings. The April 8, 2004 offering was for 4,000,000 shares at $20.07 per share and the November 10, 2004 offering was for 4,702,893 shares at $17.67 per share net to the selling stockholders. There were no new shares issued in either offering and the Company received no proceeds from the offering. Including the January 7, 2004 registration statement, the Company paid $0.5 million of fees and expenses related to these offerings and charged the costs to the Selling, General and Administrative Expense line item on the Statement of Operations.

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

On June 18, 2002, the Company completed its IPO of 16,100,000 shares of common stock at $15.00 per share, including 6,850,000 shares sold by selling stockholders. Total proceeds on the 9,250,000 shares sold by the Company were approximately $138.8 million. Net proceeds were approximately $125.9 million after deducting $12.9 million of underwriting discounts, commissions and related expenses. The Company repaid $63.5 million of outstanding term loans and $62.4 million of the revolving credit facility with the net proceeds of the offering. In connection with the term loan repayment, the Company expensed to interest expense $0.8 million of deferred loan fees.

In June 2002, prior to the consummation of the IPO, the Company issued 4,469,688 shares of common stock upon the exchange of all outstanding shares of Pacer Logistics 7.5% exchangeable preferred stock at an exchange rate of 200 shares of common stock for each outstanding share of Pacer Logistics 7.5% exchangeable preferred stock.

NOTE 3. MERGER AND SEVERANCE

During 2000 and 2001, the Company recorded charges totaling $9.3 million relating to the consolidation of retail and wholesale segment operations. The charges included amounts primarily for severance of employees and additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required. At December 31, 2004, all amounts were paid. At December 26, 2003, $0.2 million remained to be paid.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases are summarized as follows (in millions):

	December 31, 2004	December 26, 2003

Term loan (4.23%; due June 10, 2010)	$154.0	$214.0
Capital lease obligations (Note 13)	0.1	0.1

Total	154.1	214.1
Less current portion	0.1	-

Long-term portion	$154.0	$214.1

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

The delayed-draw seven-year term loan portion of the Senior Secured Credit Facility bears, at the Company’s option, interest at a base rate plus a margin between 1.50 percent to 1.75 percent per annum, or at a Eurodollar rate plus a margin between 2.50 percent to 2.75 percent per annum depending upon the leverage ratio attained. The revolving loan facility portion of the Senior Secured Credit Facility bears interest, at the Company’s option, at a base rate plus a margin between 1.25 percent to 2.25 percent per annum, or at a Eurodollar rate plus a margin between 2.25 percent to 3.25 percent per annum depending upon the leverage ratio attained. The base rate is the higher of the prime lending rate of the administrative agent, ½ of 1 percent in excess of the federal funds rate, or ½ of 1 percent of an adjusted certificate of deposit rate. The Senior Secured Credit Facility is guaranteed by all of the Company’s direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by the Company. The Senior Secured Credit Facility contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At December 31, 2004, the Company was in compliance with these covenants.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2004, the Company had $64.0 million available under the new $75.0 million revolving credit facility, net of $11.0 million of outstanding letters of credit. At December 31, 2004, $154.0 million was outstanding under the Senior Secured Credit Facility with a current interest rate of 4.2%. The Company repaid $60.0 million of long-term debt and capital lease obligations during 2004. In addition to the refinancing amounts discussed above, during 2003, the Company repaid a net $42.5 million of long-term debt and capital lease obligations. Operating cash flows funded the repayment of the debt prior to and subsequent to the refinancing.

Contractual maturities of long-term debt (including capital lease obligations) during each of the five years subsequent to 2004 and thereafter are as follows (in millions):

2005	$ 0.1
2006	-
2007	-
2008	21.5
2009	25.0
Thereafter	107.5

Total	$ 154.1

NOTE 5. HEDGING ACTIVITIES

The Company has an interest rate risk management policy with the objective of managing its interest costs. To meet these objectives, the Company may employ hedging strategies to limit the effects of changes in interest rates on its income and cash flows. The Company does not acquire derivative instruments for any purpose other than cash flow hedging purposes. The Company does not speculate using derivative instruments. The Company believes that its interest rate risk management policy is generally effective. Nonetheless, the Company’s profitability may be adversely affected during particular periods as a result of changing interest rates. In addition, hedging transactions using derivative instruments involve risks such as counter-party credit risk and legal enforceability of hedging contracts. The counter-parties to the Company’s arrangements are major financial institutions with which the Company and its affiliates may also have other financial relationships. These counter-parties potentially expose the Company to loss in the event of nonperformance.

The Company records the fair value of any interest rate swap agreements designated as hedging instruments as a derivative asset or liability. Changes in the fair value of any interest rate swap agreements are reported as unrealized gains or losses in stockholders’ equity as a component of accumulated other comprehensive income (loss). If a derivative instrument is designated as a hedge but the derivative instrument is not fully effective in hedging the designated risk, the ineffective portion of the gain or loss is reported in interest expense immediately. The cash flows associated with the hedge are classified in the same category as the item being hedged. The Company had no outstanding interest rate swap agreements at December 31, 2004.

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

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	Dec. 31, 2004	Dec. 26, 2003	Dec. 27, 2002

Current:
Federal	$16.0	$1.6	$(4.1)
State	1.9	1.3	0.5

Total current	17.9	2.9	(3.6)

Deferred:
Federal	8.5	13.0	17.4
State	3.3	1.9	3.0

Total deferred	11.8	14.9	20.4

Total provision	$29.7	$17.8	$16.8

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	Dec. 31, 2004	Dec. 26, 2003	Dec. 27, 2002

U.S. federal statutory rate	35.0%	35.0%	35.0%

Increases in rate resulting from:
State tax, net of federal benefit	4.3%	4.1%	4.5%

Revisions to prior years’ estimated liability including tax audit adjustments	(1.0)%	(2.4)%	-

Other permanent book/tax differences	0.3%	(0.4)%	0.9%

Net effective tax rate	38.6%	36.3%	40.4%

For 2004, the revisions to prior years’ estimated liability including tax audit adjustments primarily related to deductions arising from transaction costs incurred in 2000. For 2003, the revisions to prior years’ estimated liability including tax audit adjustments primarily related to deductions arising from IPO costs incurred in 2002.

All federal income tax returns of Pacer International, Inc. are closed through 1999 and filed through 2003. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2004.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 31, 2004 and December 26, 2003 (in millions):

	December 31, 2004	December 26, 2003
Tax loss carry-forwards	$0.8	$1.3
Property and equipment	(8.9)	(8.5)
Allowance for doubtful accounts	1.5	1.8
Accrued liabilities	(5.0)	(5.0)
Tax basis in excess of book – recapitalization	32.1	41.7
Other	(4.9)	(3.5)

Total net deferred tax asset	$15.6	$27.8

Current deferred tax asset	$5.1	$4.9
Non-current deferred tax asset	27.9	42.0
Current deferred tax liability	(1.0)	(0.4)
Non-current deferred tax liability	(16.4)	(18.7)

Total net deferred tax asset	$15.6	$27.8

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

NOTE 7. 401(K) PLAN AND STOCK OPTION PLANS

Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2004, 2003 and 2002 were $1.4 million, $1.4 million and $1.3 million, respectively.

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The 1999 plan provided for initial grants in 1999 to specified employees and subsequent grants in later years to other employees. All options were granted at fair value. The initial grants were divided into three tranches, Tranche A, Tranche B and Tranche C. Subsequent grants consisted of only Tranche B and Tranche C options. Tranche A options vest in five equal installments on the date of the grant’s first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant’s seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant’s first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of a portion of the Tranche B options is possible if a sale of the Company occurs prior to the date of grant’s fifth anniversary and the fair market value of the per share consideration to be received by the Company’s shareholders equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including partial acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. The 1999 plan also provided for options granted to non-employee

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

directors, which vest in four equal installments on the date of grant’s first four anniversary dates. On June 18, 2002, the effective date of the Company’s 2002 plan discussed below, the Company ceased granting options under the 1999 plan.

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

On June 18, 2002, the first day that the Company’s common stock was traded on The NASDAQ Stock Market, the Company adopted the 2002 Stock Option Plan. At December 31, 2004, 2,038,795 shares of common stock are available for future grants under the 2002 plan. In addition, any shares issued under the 1999 plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for grant and issuance under the 2002 plan. Shares will again be available for grant and issuance under the 2002 plan that are subject to issuance upon exercise of an option granted under the 2002 plan that cease to be subject to the option for any reason other than exercise of the option, or have been issued upon the exercise of an option granted under the 2002 plan that are subsequently forfeited or repurchased by the Company at the original purchase price. In addition, on each January 1 of each year, commencing January 1, 2003, the aggregate number of shares reserved for issuance under the 2002 plan will increase automatically by a number of shares equal to 2.0% of the Company’s outstanding shares on the last day of the preceding year, except that the board of directors may, in its absolute discretion, determine with respect to any year that the automatic increase be less than 2.0% or that no automatic increase occur with respect to that year. No more than 2,500,000 shares of the Company’s common stock may be issued under the 2002 plan in the aggregate.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

after the termination of the optionee’s service to the Company or any of the Company’s subsidiaries. Options under the 2002 plan generally terminate immediately upon termination of employment for cause.

The following table summarizes the transactions of the Pacer International, Inc. 1999 Stock Option Plan originally adopted May 28, 1999 and the Pacer International, Inc. 2002 Stock Option Plan as of December 31, 2004.

	Common Stock	Weighted Avg. Exercise Price- Common

Balance at December 28, 2001	2,430,228	$8.27

Options exercisable, end of year	515,562	$5.44
Granted	415,800	$15.00
Canceled or expired	(549,134)	$9.29
Exercised	(22,866)	$5.00

Balance at December 27, 2002	2,274,028	$9.29

Options exercisable, end of year	829,894	$7.17
Granted	289,000	$15.43
Canceled or expired	(195,940)	$13.76
Exercised	(335,470)	$9.38

Balance at December 26, 2003	2,031,618	$9.72

Options exercisable, end of year	672,726	$6.92
Granted	223,500	$18.76
Canceled or expired	(134,258)	$12.83
Exercised	(119,120)	$6.31

Balance at December 31, 2004	2,001,740	$10.72

Options exercisable, end of year	739,248	$7.51
Options available for future grant	2,038,795	-

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Common Stock
$ 5.00	720,940	4.3	$5.00	487,948	$5.00
$ 10.00	240,900	5.2	$10.00	94,500	$10.00
$ 12.50	416,200	6.0	$12.50	78,600	$12.50
$ 13.74	100,000	8.1	$13.74	20,000	$13.74
$ 15.00	168,000	7.2	$15.00	33,600	$15.00
$ 15.78	116,000	8.3	$15.78	21,200	$15.78
$15.80 - $19.66	196,500	9.3	$18.51	2,000	$19.65
$19.67 - $21.51	43,200	9.2	$20.48	1,400	$21.51

Total	2,001,740	6.0	$10.72	739,248	$7.51

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

Related Party	Type	Fiscal Year Ended December 31, 2004	Five Months Ended May 30, 2003 1/	Fiscal Year Ended December 27, 2002

Gross Revenues:
APL Limited	Freight transportation	$-	$39.6	$81.2
APL Limited	Avoided repositioning international freight	-	9.1	18.4
APL Limited	Management fee	-	2.8	6.6

Total related party revenues		$-	$51.5	$106.2

Operating Expenses:
Direct Operating Expenses:
APL Limited	Lease, maintenance and repair expense	$-	$0.5	$3.4

Selling, general and administrative expenses:
APL Limited	Administrative services	-	0.3	1.0
APL Limited	IT services	-	4.2	10.0
Apollo Management	Management fee	0.3	0.5	0.5
Apollo Management	Secondary offering fees	-	1.2	-
Apollo Management	Shelf registration fees	0.5	0.3	-
A&G Investments	Facility lease	0.6	0.7	0.6
Keller, Uchida Realty Resources LLC	Facility lease	-	1.8	1.8
Perimeter West	Facility lease	1.7	1.6	1.5

Total related party SG&A expenses		$3.1	$10.6	$15.4

Interest Expenses:
Kelco Logistics, Inc.	$5.0 million Sub. Note	$-	$0.2	$0.4

Total related party expenses		$3.1	$11.3	$19.2

1/ Amounts for APL Limited are for five months ended May 30, 2003 as they ceased to be a related party at that time. All other amounts are for the fiscal year ended December 26, 2003.

The Company provides intermodal services to APL Limited. These services include moving containers from ports to inland points and moving containers from inland points to ports. These transactions were performed on a cost reimbursement basis. Thus, no revenues or expenses were recognized for financial reporting purposes. The Company continues to handle APL Limited’s international traffic under contract for an annual management fee. During the first five months of 2003, the period in which APL Limited was considered a related party, the management fee recorded was $2.8 million. The management fee for 2002 was $6.6 million.

In connection with the May 1999 recapitalization, the Company signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For the first five months of 2003, and the year 2002, $0.3 million and $1.0 million

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was paid for these services, respectively. In addition, APL Limited is currently providing the Company information technology services under a long-term agreement for an annual fee of $10.1 million (of which $3.4 million is subject to a 3% compound annual increase since May 2003). For the five months ended May 30, 2003 and the fiscal year ended December 27, 2002, $4.2 million and 10.0 million was paid for these services, respectively.

In addition, the Company receives compensation from APL Limited for the repositioning expense that APL Limited has avoided due to using APL Limited’s containers in surplus locations. The total amount of revenue recognized for these services was $9.1 million and $18.4 million for the five months ended May 30, 2003 and the fiscal year ended December 27, 2002, respectively. At May 30, 2003 and December 27, 2002, $3.5 million and $2.2 million was receivable from APL Limited, respectively.

The Company also provides services to the Automotive and Domestic Divisions of APL Limited. These services include moving containers primarily in the U.S. Mexico trade. The amount of revenue recognized for these services was $39.6 million and $81.2 million for the five months ended May 30, 2003 and the fiscal year ended December 27, 2002, respectively. At May 30, 2003 and December 27, 2002, $5.7 million and $4.2 million was receivable from APL Limited for these services.

The Company leases chassis from APL Limited for use in moving containers to and from ports and rail terminals. Amounts paid to APL Limited for the lease and maintenance of these chassis was $0.5 million and $3.4 million for the five months ended May 30, 2003 and the fiscal year ended December 27, 2002, respectively. At May 30, 2003 and December 27, 2002, $0.2 million and $0.4 million, respectively was payable to APL Limited for these services.

Until November 12, 2004, the Company was party to a registration rights agreement with Coyote Acquisition LLC (“Coyote I”) and Coyote Acquisition II LLC (“Coyote II” and together with Coyote I, “Coyote”) under which such affiliates had demand and incidental registration rights. As a result, at Apollo Management’s written request, the Company was obligated to prepare and file a registration statement covering the shares so requested to be registered by Coyote entities and their affiliates. In June 2003, at Coyote’s request, the Company filed a registration statement for an underwritten offer and sale of common stock by Apollo Investment Fund IV, L.P. (“AIF IV”) and Coyote. Under the terms of a shareholders’ agreement that expired when the secondary offering was completed, other holders of our common stock, including Jeffrey R. Brashares, the President, Rail/Intermodal Services – Retail Segment and Gerry Angeli, the President, Pacer Transport, were entitled to include their common stock in the registration statement and did so. The Company paid all of the fees and expenses in connection with the secondary offering (other than the underwriting discounts and commissions payable by the selling stockholders), amounting to $1.2 million.

On January 7, 2004, the Company filed a shelf registration statement under the Securities Act to register $150.0 million aggregate amount of securities of the Company comprising common stock, preferred stock and warrants to purchase preferred stock that may be offered and sold by the Company from time to time. Under the Company’s registration rights agreement with Coyote I and Coyote II, the shelf registration statement also registered for sale from time to time all 8,702,893 shares of common stock beneficially owned by AIF IV and Coyote. On November 10, 2004 and April 8, 2004, the Company filed with the SEC supplements to the prospectus included in the shelf registration statement discussed above for the sale by selling stockholders of all 8,702,893 shares of the Company’s common stock in two underwritten public offerings. The Company bore all of the fees and expenses payable in connection with the shelf registration statement and supplements (other than the underwriting discounts and commissions payable by AIF and Coyote), amounting to approximately $0.5 million through December 31, 2004. On November 12, 2004, upon the closing of the offering made pursuant to the prospectus supplement filed November 10, 2004, AIF and its affiliates had disposed of all of their common stock in the Company and the registration rights agreement terminated.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company was party to a management agreement with Apollo Management (“Apollo”), an affiliate of the Company’s principal shareholder until November 2004, for financial and strategic services as the Board of Directors may reasonably request. The fees paid for these services for the year ended December 31, 2004, December 26, 2003 and December 27, 2002 were $0.3 million, $0.5 million and $0.5 million, respectively. This agreement expired on December 31, 2004.

The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a former Director and Executive Vice President of the Company and was a stockholder until January 2005. Mr. Steiner was a stockholder until February 2005 and a former Executive Vice President of the Company. Lease payments were $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively.

The Company leases warehouse and dock facilities in Southern California from Kelco Logistics, Inc., and Keller Uchida Realty Resources LLC, which are owned by Messrs. Keller and Uchida. Mr. Keller is the former President of the Warehousing and Distribution Division of the Company. Mr. Keller ceased being a related party during 2003. Lease payments were $1.8 million for the years ended December 26, 2003 and December 27, 2002, respectively.

The Company paid scheduled semi-annual interest payments amounting to $0.2 million in 2003 and $0.4 million in 2002 to Kelco Logistics, Inc. on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets. The note was repaid in January 2003.

In connection with the acquisition of Rail Van, the Company assumed a lease of a building that had been entered into by Rail Van with Perimeter West LLC, an entity associated with Mr. Brashares and certain former shareholders of Rail Van. This lease commenced in April 2001, with an initial annual base rental payment of approximately $1.3 million. Lease payments were $1.7 million, $1.6 million and $1.5 million for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively.

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

Two subsidiaries of the Company engaged in local cartage and harbor drayage operations, Interstate Consolidation, Inc., which was subsequently merged into Pacer Cartage, Inc., and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District (the “Albillo” case), alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies (including insurance premium costs) allegedly wrongfully deducted from truck drivers’ earnings. The plaintiffs and defendants entered into a Judge Pro Tempore Submission Agreement in October 1998, pursuant to which they waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. In August 2000, the trial court ruled in the Company’s favor on all issues except one, namely that in 1998 the Company’s subsidiaries failed to issue to the owner-operators new certificates of insurance disclosing a change in the Company’s subsidiaries’ liability insurance retention amount, and ordered that restitution of $488,978 be paid for this omission. Plaintiffs’ counsel then appealed all issues except one (the independent contractor

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

status of the drivers), and the Company’s subsidiaries appealed the insurance retention disclosure issue. In December 2003, the appellate court affirmed the trial court’s decision as to all but one issue, reversed the trial court’s decision that the owner-operators could be charged for the workers compensation insurance coverage that they elected to obtain through the Company’s subsidiaries, and remanded back to the trial court the question of whether the collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. The Company sought review at the California Supreme Court of this workers compensation issue, and the plaintiffs sought review only of whether the Company’s subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review. As a result, the only remaining issue is whether our subsidiaries’ collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. The schedule for this new trial, which will be litigated in the same trial court that heard the original case, was set in the fourth quarter of 2004. At the court’s request, the parties will submit the evidence in the form of briefs, affidavits and other documents on a specific briefing schedule the court has established, as opposed to convening a full evidentiary trial. The Company expects the court will issue its holding sometime in the first half of 2005.

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

At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. The Company contends that this finding was incorrect under well-settled law in Texas in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. The Company appealed to the Texas Court of Appeals which earlier this year refused to reverse the trial court. The Company then appealed to the Texas Supreme Court. The Supreme Court has ordered a full briefing of the appeal. The Company expects the briefing to be completed during the first quarter of 2005. Following the submission of briefs, the Supreme Court may either accept the appeal and hold oral arguments or deny the appeal in its entirety. If the Supreme Court denies the Company’s appeal, the full amount of the Dicks judgment, plus interest and costs, will become due and payable. Currently the unreserved portion of this possible loss is approximately $1,000,000.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which the Company seeks to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for our losses in the Dicks case due to their mishandling of the Company’s claim for insurance coverage. At the time of the incident, the Company maintained a comprehensive insurance program consisting of primary insurance and excess insurance. The primary insurance policy applicable to the Dicks claim was subject to a $250,000 deductible. The Company provided all required notices of the Dicks claim and litigation to the insurer through its authorized representatives. Nevertheless, at the conclusion of the Dicks trial, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000.

The Company then sued the insurer, the various Lockton entities and Cambridge. The insurer was then placed into receivership in Pennsylvania and has since gone out of business, and therefore has been removed from the case. The Company is still pursuing the case against the Lockton entities and Cambridge for violations of the Texas Insurance Code, negligent misrepresentation, and other claims, in which the Company seeks to recover all of the losses, costs and damages arising out of the Lockton entities’ and Cambridge’s conduct in mishandling the Company’s insurance claim for the Dicks incident. The Lockton case is currently scheduled to go to trial in July 2005.

At December 31, 2004, the Company had a commitment to acquire 4,364 53-ft. containers and 2,650 53-ft. chassis through operating leases. Delivery will take place during 2005.

NOTE 10. SEGMENT INFORMATION

The Company has two reportable segments, the wholesale segment and the retail segment, that have separate management teams and offer different but related products and services. During the fourth quarter of 2003, the Company’s local cartage operations began reporting to the wholesale segment’s management. All cartage amounts have been reclassified from the retail segment to the wholesale segment to reflect this management change. The wholesale Stacktrain segment provides intermodal rail service in North America pursuant to agreements with railroads by selling intermodal service primarily to transportation intermediaries and international shipping companies along with the local cartage operations. The retail segment provides truck brokerage and truck services, intermodal marketing, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

International revenues generated by the Company’s retail segment for 2004 were $117.7 million in Europe and Asia and $16.1 million in Canada. The Company’s wholesale segment generated $45.6 million in revenues for 2004 from Mexico. International revenues generated by the Company’s retail segment for 2003 were $97.1 million in Europe and Asia and $6.1 million in Canada. The Company’s wholesale segment generated $43.9 million in revenues for 2003 from Mexico. International revenues generated by the Company’s retail segment for 2002 were $91.7 million in Europe and Asia and $3.4 million in Canada. The Company’s wholesale segment generated $49.8 million in revenues for 2002 from Mexico. The Company’s asset base is predominantly in the United States.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reportable segment information for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002 (in millions):

	Wholesale	Retail	Corp./Other	Consolidated

Fiscal year ended December 31, 2004
Gross revenues	$999.2	$930.4	$-	$1,929.6
Intersegment elimination	(121.5)	-	-	(121.5)

Subtotal	877.7	930.4	-	1,808.1
Income from operations	99.1	5.8	(18.4)	86.5
Depreciation and amortization	3.8	3.4	-	7.2
Capital expenditures	0.5	4.0	0.1	4.6
Total assets	377.1	255.9	(27.5)	605.5
Fiscal year ended December 26, 2003
Gross revenues	$923.1	$872.3	$-	$1,795.4
Intersegment elimination	(126.8)	-	-	(126.8)

Subtotal	796.3	872.3	-	1,668.6
Income from operations	79.4	13.3	(13.5)	79.2
Loss on extinguishment of debt	-	-	12.1	12.1
Depreciation and amortization	4.0	3.9	-	7.9
Capital expenditures	0.6	2.8	-	3.4
Total assets	416.7	195.2	(17.4)	594.5
Fiscal year ended December 27, 2002
Gross revenues	$854.1	$882.5	$-	$1,736.6
Intersegment elimination	(128.4)	-	-	(128.4)

Subtotal	725.7	882.5	-	1,608.2
Income from operations	60.7	20.2	(6.8)	74.1
Loss on extinguishment of debt	-	-	0.8	0.8
Depreciation and amortization	5.1	5.0	-	10.1
Capital expenditures	6.1	2.6	-	8.7
Total assets	445.7	240.8	(68.1)	618.4

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $121.5 million, $126.8 million and $128.4 million for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004 and December 26, 2003 (in millions):

	2004	2003

Railcars	$26.3	$26.7
Containers and chassis	25.6	25.7
Leasehold improvements and other (including computer hardware and software)	38.0	33.2
Software under development	11.3	11.5

Total	101.2	97.1
Less: accumulated depreciation and amortization	(52.1)	(45.1)

Property and equipment, net	$49.1	$52.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation and amortization of property and equipment was $7.2 million, $7.9 million and $10.1 million for the years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. The Company retired $0.2 million, $0.2 million and $0.9 million of accumulated depreciation associated with the sale of containers and chassis in 2004, 2003 and 2002, respectively. Equipment under capital lease are included above with a cost of $1.1 million and $1.1 million and accumulated amortization of $1.0 million and $1.0 million at December 31, 2004 and December 26, 2003, respectively.

During 2004, the Company had capital expenditures of $4.6 million including $1.0 for part of the new cartage computer operating system and the remainder for normal computer system replacement items. The Company received $0.3 million from the sale of containers and other equipment and retired $0.6 million of property during the year.

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

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At December 31, 2004, an aggregate of $11.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. Since the Company was unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002 the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against the Company for failing to continue to make progress payments following the developer’s breach of the contract. The Company denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding the Company commenced, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors.

As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing the Company from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings have been pending, however, the Company has been utilizing the system design work performed by the developer under the original contract. In July 2004, the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company entered into an agreement with the assignee settling all claims between the Company and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, the Company received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and the Company exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement the Company took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of independent consultants, the Company is evaluating the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. During this evaluation and further work on the conversion project, the Company is and will continue to avail ourselves of the services and support under the existing long-term agreement with APL Limited.

The Company believes that it is probable that software being developed for internal use will be completed and placed in service, as the Company has the ability and intention to complete this software project. However, in the event facts and circumstances change, whether as a result of the evaluation of the software or otherwise, which would indicate that it is no longer probable that the computer software under development will be completed and placed in service, the Company would evaluate the previously capitalized software for impairment.

NOTE 12. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities at December 31, 2004 and December 26, 2003 were as follows (in millions):

	2004	2003

Accounts payable	$70.2	$72.6
Accrued rail liability	44.5	37.8
Accrued volume rebates payable	14.4	15.1
Accrued equipment maintenance and lease	8.5	9.3
Accrued compensation and benefits	8.5	7.5
Accrued freight payable	4.4	4.3
Accrued administrative costs	0.6	0.3
Accrued interest payable	1.0	1.0
Other accrued liabilities	13.9	13.4

Total accounts payable and other accrued liabilities	$166.0	$161.3

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. LEASES

The Company leases doublestack railcars, containers, chassis, data processing equipment and other property. Future minimum lease payments under noncancelable leases at December 31, 2004 for the five years subsequent to 2004 and thereafter are summarized as follows (in millions):

	Capital Leases	Operating Leases

2005	$0.1	$57.6
2006	-	52.5
2007	-	43.8
2008	-	39.3
2009	-	36.9
Thereafter	-	144.0

Total minimum payments	0.1	$374.1

Less amount representing interest (at an effective rate of 3.4%)	-

Present value of minimum lease payments	$0.1

Rental expense was $95.7 million, $90.1 million and $88.5 million for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively. The net book value of property under capital lease at December 31, 2004 and December 26, 2003 was approximately $0.1 million and $0.1 million, respectively.

During 2004, the Company received 4,321 primarily 53-ft. leased containers and 3,853 primarily leased chassis and returned 1,917 primarily 48-ft leased containers and 2,248 primarily leased chassis.

During 2003, the Company received 3,530 primarily 53-ft. leased containers and 2,604 primarily leased chassis and returned 1,693 primarily 48-ft leased containers and 1,530 primarily leased chassis. During 2003, five railcars were destroyed.

The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in gross revenues. Rental income was $67.8 million, $62.3 million and $61.9 million for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, respectively.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in millions):

	Fiscal Year Ended
	Dec. 31, 2004	Dec. 26, 2003	Dec. 27, 2002
Cash payments:

Interest	$8.4	$19.9	$31.3

Income taxes	$12.7	$1.1	$1.1

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

NOTE 16. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 31, 2004	December 26, 2003	December 27, 2002
Numerator:
Net income – basic	$47.2	$31.3	$24.8

Numerator for earnings per share-diluted	$47.2	$31.3	$24.8

Denominator:
Denominator for earnings per share-basic-
Common shares outstanding	37,257,076	37,003,785	30,575,940

Effect of dilutive securities:
Stock options	883,333	984,912	766,136
Exchangeable preferred stock of subsidiary	-	-	2,031,676

Denominator for earnings per share-diluted	38,140,409	37,988,697	33,373,752

Earnings per share-basic	$1.27	$0.85	$0.81

Earnings per share-diluted	$1.24	$0.82	$0.74

Options to purchase 12,000 shares of common stock at $18.64 per share, 10,000 shares of common stock at $19.65 per share, 99,000 at $19.66 per share, 37,000 at $20.31 per share and 6,200 at $21.51 per share were outstanding during 2004 but were not included in the computation of diluted earnings per share for the year ended December 31, 2004 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 10,000 shares of common stock at $19.65 per share, 10,000 at $19.76 per share and 7,000 at $21.51 per share were outstanding during 2003 but were not included in the computation of diluted earnings per share for the year ended December 26, 2003 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 403,800 shares of common stock at $15.00 per share were outstanding during 2002 but were not included in the computation of diluted earnings per share for the year ended December 27, 2002 because the options’ exercise price was greater than the average market price of the common shares.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2004 and 2003 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth

Fiscal year ended December 31, 2004

Gross revenues	$417.5	$421.6	$438.2	$530.8
Income from operations	18.0	17.6	20.6	30.3
Net income	9.4	9.5	11.3	17.0
Basic earnings per share	$0.25	$0.26	$0.30	$0.46
Diluted earnings per share	$0.25	$0.25	$0.30	$0.44

Fiscal year ended December 26, 2003

Gross revenues	$395.9	$404.0	$412.3	$456.3
Income from operations	18.7	19.5	19.3	21.7
Net income	7.4	7.6	4.9	11.4
Basic earnings per share	$0.20	$0.21	$0.13	$0.31
Diluted earnings per share	$0.20	$0.20	$0.13	$0.30

NOTE 18. SUBSEQUENT EVENT

In February 2005, the Company’s truck brokerage unit in the retail segment was informed that one of its customers, representing revenues of $128 million in 2004, is planning to transition to another transportation provider during 2005. The Company will continue to provide services during a phased transition period and will endeavor to retain business from this customer to the extent practicable. As part of the anticipated transition process, the Company plans to reduce selling, general and administrative costs related to this customer in order to mitigate the impact on the Company’s financial results and to work to replace the business over time. This customer is a very low margin account and the Company does not believe that this loss will have a material impact on income from operations.

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other	Balances at End of Fiscal Period

December 31, 2004
Allowance for doubtful accounts	$(4.2)	$(1.9)	$2.2	$-	$(3.9)

December 26, 2003
Allowance for doubtful accounts	$(5.7)	$(1.6)	$3.1	$-	$(4.2)

December 27, 2002
Allowance for doubtful accounts	$(7.0)	$(1.8)	$3.1	$-	$(5.7)

(1)	Represents write-off of amounts.

S-1

EXHIBIT INDEX

Exhibit	Document Description

21.1	Subsidiaries of Registrant

23	Consent of Independent Accountants

31.1	Certification of D.C. Orris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L.C. Yarberry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of D.C. Orris and L.C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.