Form 10-Q
period 2005-04-08
PACER INTERNATIONAL INC
filed 2005-05-11
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 8, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49828

PACER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-0935669
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

2300 Clayton Road, Suite 1200

Concord, CA 94520

Telephone Number (877) 917-2237

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2005
Common stock, $.01 par value per share	37,351,472 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED APRIL 8, 2005

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 8, 2005	December 31, 2004
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $3.9 million in each period	225.4	232.1
Prepaid expenses and other	11.1	10.2
Deferred income taxes	4.1	4.1

Total current assets	240.6	246.4

Property and equipment
Property and equipment at cost	101.9	101.2
Accumulated depreciation	(53.9)	(52.1)

Property and equipment, net	48.0	49.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	9.8	11.5
Other assets	17.0	10.2

Total other assets	315.1	310.0

Total assets	$603.7	$605.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$0.1
Book overdraft	27.0	18.6
Accounts payable and other accrued liabilities	158.6	166.0

Total current liabilities	185.6	184.7

Long-term liabilities
Long-term debt and capital leases	139.0	154.0
Other	2.3	2.3

Total long-term liabilities	141.3	156.3

Total liabilities	326.9	341.0

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized 37,351,472 and 37,286,638 issued and outstanding at April 8, 2005 and December 31, 2004, respectively	0.4	0.4
Additional paid-in-capital	276.3	275.4
Unearned compensation	(0.1)	(0.1)
Retained Earnings (accumulated deficit)	0.4	(11.0)
Accumulated other comprehensive loss	(0.2)	(0.2)

Total stockholders’ equity	276.8	264.5

Total liabilities and stockholders’ equity	$603.7	$605.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 8, 2005	April 2, 2004
	(in millions, except share and per share data)
Revenues	$460.1	$417.5

Operating expenses:
Cost of purchased transportation and services	357.3	324.0
Direct operating expenses	30.8	28.9
Selling, general and administrative expenses	49.0	44.7
Depreciation and amortization	1.8	1.9

Total operating expenses	438.9	399.5

Income from operations	21.2	18.0

Interest expense	2.4	2.7

Income before income taxes	18.8	15.3
Income taxes	7.4	5.9

Net income	$11.4	$9.4

Earnings per share (Note 9):

Basic:
Earnings per share	$0.31	$0.25

Weighted average shares outstanding	37,324,530	37,232,267

Diluted:
Earnings per share	$0.30	$0.25

Weighted average shares outstanding	37,993,579	38,227,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended April 8, 2005

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 31, 2004	37,286,638	$0.4	$275.4	$(0.1)	$(11.0)	$(0.2)	$264.5

Net income	—	—	—	—	11.4	—	11.4
Other comprehensive loss	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	11.4	—	11.4
Tax benefit from exercise of stock options	—	—	0.2	—	—	—	0.2
Issuance of common stock for exercise of options	64,834	—	0.7	—	—	—	0.7

Balance April 8, 2005	37,351,472	$0.4	$276.3	$(0.1)	$0.4	$(0.2)	$276.8

Total comprehensive income for the three months ended April 2, 2004 was $9.4 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 8, 2005	April 2, 2004
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11.4	$9.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.8	1.9
Deferred taxes	1.7	1.8
Changes in operating assets and liabilities:
Accounts receivable, net	6.7	2.3
Prepaid expenses and other	(7.6)	(0.8)
Accounts payable and other accrued liabilities	(7.3)	(3.1)
Other	(0.1)	0.1

Net cash provided by operating activities	6.6	11.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(0.8)	(0.6)
Proceeds from sales of property and equipment	—	0.1

Net cash used in investing activities	(0.8)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	8.4	2.7
Proceeds from exercise of stock options	0.7	0.4
Debt, revolving credit facility and capital lease obligation repayment	(15.0)	(15.0)

Net cash used in financing activities	(5.9)	(11.9)

Effect of exchange rate changes on cash	0.1	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(0.8)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	0.8

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 8, 2005 and December 31, 2004 and for the three-month periods ended April 8, 2005 and April 2, 2004 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2004 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

The condensed consolidated financial statements as of April 8, 2005 and December 31, 2004 and for the three-month periods ended April 8, 2005 and April 2, 2004 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Business and Industry Segments

Pacer is a non-asset based logistics provider that facilitates the movement of freight by trailer or container using various modes of transportation. The Company provides these services from two operating segments; the “wholesale” segment and the “retail” segment. The wholesale segment provides intermodal rail transportation and local trucking services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. The retail segment provides truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At April 8, 2005 and December 31, 2004, accounts receivable included unbilled amounts for services rendered of $22.6 million and $23.7 million, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 31, 2004	$(0.2)
Activity during 2005 (net of tax)	—

Balance at April 8, 2005	$(0.2)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income (in millions) and earnings per share for the three months ended April 8, 2005 and April 2, 2004 would have been:

	Three Months Ended
	April 8, 2005	April 2, 2004
Net income, as reported	$11.4	$9.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.3	0.3

Net income, pro forma	$11.1	$9.1

Earnings per share:
Basic, as reported	$0.31	$0.25

Basic, pro forma	$0.30	$0.24

Diluted, as reported	$0.30	$0.25

Diluted, pro forma	$0.29	$0.24

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of each option granted was estimated on the date of grant with the following assumptions for the three months ended April 8, 2005 and April 2, 2004, respectively: risk-free interest rate of 3.93% and 3.60%; no dividend yield for either period; and expected option lives of 6.1 years and 7 years. The weighted average fair value per share of options granted during the three months ended April 8, 2005 and April 2, 2004 was $7.98 and $10.47, respectively. For options granted in the three-month periods ended April 8, 2005 and April 2, 2004, the Black-Scholes option pricing model was used assuming a volatility of 34% and 47%, respectively, to determine the fair value of those options granted.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the Company’s next fiscal year and the Company will adopt the standard effective December 31, 2005 (the first day of the Company’s 2006 fiscal year). The Company has not determined the impact that this statement will have on its results of operations or financial condition.

NOTE 2. SHELF REGISTRATION

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

On April 8, 2004 and November 10, 2004, the Company filed with the SEC supplements to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of all 8,702,893 shares of the Company’s common stock owned by such stockholders in underwritten public offerings. The April 8, 2004 offering was for 4,000,000 shares at $20.07 per share net to the selling stockholders and the November 10, 2004 offering was for 4,702,893 shares at $17.67 per share net to the selling

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

stockholders. There were no new shares issued by the Company in either offering and the Company received no proceeds from the offering. Including the January 7, 2004 registration statement, the Company paid $0.5 million of fees and expenses related to these offerings and charged the costs to the Selling, General and Administrative Expense line item on the Statement of Operations.

NOTE 3. MERGER AND SEVERANCE

During 2000 and 2001, the Company recorded charges totaling $9.3 million relating to the consolidation of retail and wholesale segment operations. The charges included amounts primarily for severance of employees and additional lease costs due to the worsening of the real estate market and the difficulty in subletting facilities no longer required. At April 8, 2005, all amounts were paid. At April 2, 2004, $0.1 million remained to be paid.

NOTE 4. CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At April 8, 2005, an aggregate of $11.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, the Company engaged in the negotiation of proposed contract modifications requested by the third party developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. Since the Company was unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002 the Company instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against the Company for failing to continue to make progress payments following the developer’s breach of the contract. The Company denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding the Company commenced, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors.

As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing the Company from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings have been pending, however, the Company has been utilizing the system design work performed by the developer under the original contract. In July 2004, the Company entered into an agreement with the assignee settling all claims between the Company and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, the Company received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and the Company and the assignee exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement the Company took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of independent consultants, the Company is evaluating the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During this evaluation and further work on the conversion project, the Company is and will continue to avail itself of the services and support under the existing long-term agreement with APL Limited.

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

NOTE 5. LONG-TERM DEBT

At April 8, 2005, the Company had $59.5 million available under the $75.0 million revolving credit facility, net of $15.5 million of outstanding letters of credit. At April 8, 2005, the term loan of $139.0 million was outstanding with a current interest rate of 4.7%. During each of the three months ended April 8, 2005 and April 2, 2004, the Company repaid $15.0 million of long-term debt and capital lease obligations. Operating cash flows funded the repayment of the debt.

Long-term debt and capital leases are summarized as follows (in millions):

April 8, 2005
Term loan (4.7%; due June 10, 2010)	$139.0
Revolving credit facility (due June 10, 2008)	—

Total	139.0
Less current portion	—

Long-term portion	$139.0

Contractual maturities of long-term debt subsequent to April 8, 2005 are as follows (in millions):

Remaining in 2005	$—
2006	—
2007	—
2008	6.5
2009	25.0
2010	107.5

Total	$139.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the three-month periods ended April 8, 2005 and April 2, 2004, respectively.

	Three Months Ended
	April 8, 2005	April 2, 2004
Common Stock Options
Granted
@ $19.54 per share	39,500	—
@ $19.66 per share	—	99,000

Subtotal	39,500	99,000

Exercised
@ $4.31 per share	—	58,728
@ $5.00 per share	17,834	11,357
@ $10.00 per share	18,000	6,000
@ $12.50 per share	13,800	4,200
@ $13.74 per share	14,000	—
@ $19.66 per share	1,200	—

Subtotal	64,834	80,285

Canceled or Expired
@ $5.00 per share	1,333	17,998
@ $12.50 per share	17,500	12,000
@ $13.74 per share	6,000	—
@ $15.00 per share	—	34,760
@ $15.78 per share	25,000	—
@ $21.51 per share	200	—

Subtotal	50,033	64,758

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

Two subsidiaries of the Company engaged in local cartage and harbor drayage operations, Interstate Consolidation, Inc., which was subsequently merged into Pacer Cartage, Inc., and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District (the “Albillo” case), alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies (including insurance premium costs) allegedly wrongfully deducted from truck drivers’ earnings. The plaintiffs and defendants entered into a Judge Pro Tempore Submission Agreement in October 1998, pursuant to which they waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. In August 2000, the trial court ruled in the Company’s favor on all issues except one, namely that in 1998 the Company’s subsidiaries failed to issue to the owner-operators new certificates of insurance disclosing a change in the Company’s subsidiaries’ liability insurance retention amount, and ordered that restitution of $488,978 be

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

paid for this omission. Plaintiffs’ counsel then appealed all issues except one (the independent contractor status of the drivers), and the Company’s subsidiaries appealed the insurance retention disclosure issue. In December 2003, the appellate court affirmed the trial court’s decision as to all but one issue, reversed the trial court’s decision that the owner-operators could be charged for the workers compensation insurance coverage that they elected to obtain through the Company’s subsidiaries, and remanded back to the trial court the question of whether the collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. The Company sought review at the California Supreme Court of this workers compensation issue, and the plaintiffs sought review only of whether the Company’s subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review. As a result, the only remaining issue is whether our subsidiaries’ collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. The schedule for this new trial, which will be litigated in the same trial court that heard the original case, was set in the fourth quarter of 2004. At the court’s request, the parties will submit during the first half of 2005 the evidence in the form of briefs, affidavits and other documents on a specific briefing schedule the court has established, as opposed to convening a full evidentiary trial. The Company expects the court will issue its holding sometime in the second or third quarter of 2005.

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

The Company’s wholly owned subsidiary, Pacific Motor Transport Company d/b/a Pacer Transport, was a defendant in a personal injury action in Upshur County, East Texas, Dicks v. Pacific Motor Transport Company, which arose out of a 1996 motor vehicle incident. The jury found Pacer Transport liable and awarded damages to the plaintiff in the amount of $607,000. Including pre– and post-judgment interest and court costs, the total amount of the judgment is approximately $1,300,000 at present.

At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. The Company contends that this finding was incorrect under well-settled law in Texas in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. The Company appealed to the Texas Court of Appeals which earlier this year refused to reverse the trial court. The Company then appealed to the Texas Supreme Court. The Supreme Court has ordered a full briefing of the appeal, which was completed during the first quarter of 2005. The Supreme Court may now either accept the appeal and hold oral arguments or deny the appeal in its entirety. If the Supreme Court denies the Company’s appeal, the full amount of the Dicks judgment, plus interest and costs, will become due and payable. Currently the unreserved portion of this possible loss is approximately $1,000,000.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which the Company seeks to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for its losses in the Dicks case due to their mishandling of the Company’s claim for insurance coverage. At the time of the incident, the Company maintained a comprehensive insurance program consisting of primary insurance and excess insurance. The primary insurance policy applicable to the Dicks claim was subject to a $250,000 deductible. The Company provided all required notices of the Dicks claim and litigation to the insurer through its authorized representatives. Nevertheless, at the conclusion of the Dicks trial, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000.

The Company then sued the insurer, the various Lockton entities and Cambridge. The insurer was then placed into receivership in Pennsylvania and has since gone out of business, and therefore has been removed from the case. The Company is still pursuing the case against the Lockton entities and Cambridge for violations of the Texas Insurance Code, negligent misrepresentation, and other claims, in which the Company seeks to recover all of the losses, costs and damages arising out of the Lockton entities’ and Cambridge’s conduct in mishandling the Company’s insurance claim for the Dicks incident. The Lockton case is currently scheduled to go to trial in December 2005.

At April 8, 2005, the Company had a commitment to acquire 4,573 53-ft. containers, 1,650 53-ft. chassis and 15 doublestack railcars through operating leases. Delivery will take place through March 2006.

NOTE 8. SEGMENT INFORMATION

The Company has two reportable segments, the wholesale segment and the retail segment, which have separate management teams and offer different but related products and services. The wholesale segment provides intermodal rail transportation and local trucking services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. The retail segment provides truck brokerage and truck services, intermodal marketing, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers. Approximately 90% of total revenues are generated in the United States and all significant assets are located in the United States.

The following table presents revenues generated by country or geographical area for the three-month periods ended April 8, 2005 and April 2, 2004 (in millions).

	Three Months Ended
	April 8, 2005	April 2, 2004
United States	$414.2	$379.8
Mexico	10.6	9.4
Europe	7.6	4.9
Russia/China	7.2	8.8
Far East	5.9	3.6
Canada	4.2	3.4
Australia/New Zealand	2.2	1.4
South America	1.0	0.7
Mideast	0.8	0.6
Africa	0.3	0.1
All Other	6.1	4.8

Total	$460.1	$417.5

Most of the foreign revenues are generated by the retail segment with the exception of Mexico, where the Company’s wholesale Stacktrain operation generates revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For the three month periods ended April 8, 2005 and April 2, 2004, the Company had no customers that contributed more than 10% of the Company’s total revenues.

The following table presents reportable segment information for the three-month periods ended April 8, 2005 and April 2, 2004 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended April 8, 2005
Revenues	$263.2	$235.3	$—	$498.5
Inter-segment elimination	(38.4)	—	—	(38.4)

Subtotal	224.8	235.3	—	460.1
Income from operations	22.9	2.4	(4.1)	21.2
Depreciation	1.0	0.8	—	1.8
Capital expenditures	0.1	0.7	—	0.8
Total assets	$395.4	$237.5	$(29.2)	$603.7

3 Months ended April 2, 2004
Revenues	$238.2	$210.3	$—	$448.5
Inter-segment elimination	(31.0)	—	—	(31.0)

Subtotal	207.2	210.3	—	417.5
Income from operations	19.0	2.0	(3.0)	18.0
Depreciation	1.0	0.9	—	1.9
Capital expenditures	—	0.6	—	0.6
Total assets	$395.2	$210.7	$(16.8)	$589.1

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $38.4 million and $31.0 million for the three-month periods ending April 8, 2005 and April 2, 2004, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	April 8, 2005	April 2, 2004
Numerator:
Net income	$11.4	$9.4

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	37,324,530	37,232,267
Effect of dilutive securities:
Stock options	669,049	995,694

Denominator for earnings per share-diluted	37,993,579	38,227,961

Earnings per share-basic	$0.31	$0.25

Earnings per share-diluted	$0.30	$0.25

All options to purchase shares of common stock outstanding during the first quarter of 2005 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares during this period. Options to purchase 7,000 shares of common stock at $21.51 per share were outstanding during the first quarter of 2004 but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including a discussion of our Critical Accounting Policies, and the footnotes to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Congestion, work stoppages, capacity shortages or weather related issues and service disruptions affecting our rail and motor transportation providers;

•	Industry trends, including changes in the costs of services from rail and motor transportation providers;

•	Changes in our business strategy, development plans or cost savings plans;

•	The loss of one or more of our major customers;

•	The impact of competitive pressures in the marketplace;

•	Availability of qualified personnel;

•	The frequency and severity of accidents, particularly involving our trucking operations;

•	Changes in, or the failure to comply with, government regulation;

•	Increases in interest rates;

•	Difficulties in maintaining or enhancing our information technology systems;

•	Our ability to integrate acquired businesses;

•	Terrorism and acts of war;

•	Increases in our leverage; and

•	The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission (“SEC”), including those set forth under the caption “Risks Related to Our Business” in our annual report on Form 10-K for fiscal year ended December 31, 2004 filed March 14, 2005.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report.

Executive Summary

As shown in the table below, the first quarter of 2005 was our best in the past five years. Revenues, income from operations, net income and diluted earnings per share for the first quarter of 2005 were all improved over prior first quarters. We repaid $15.0 million of debt during the first quarter of 2005, moving our next required debt payment to September 29, 2008. We intend to continue to make voluntary debt payments with our operating cash flows.

	First Quarter
	2005	2004	2003	2002	2001
	(in millions except per share amounts)
Gross revenue	$460.1	$417.5	$395.9	$382.4	$440.3
Income from operations	21.2	18.0	18.7	15.7	11.4
Net income	11.4	9.4	7.4	3.7	(0.4)
Diluted EPS	$0.30	$0.25	$0.20	$0.13	$(0.02)
Long-term debt	139.0	199.1	246.3	393.4	401.1
Working capital	55.0	51.7	46.8	20.6	13.1

The capacity-related service issues with our core rail carriers which we have experienced in the past are not yet back to a normal level. The Union Pacific embargo of Southern California locations during January 2005 due to severe weather had an adverse impact on our results of operations for our rail brokerage, Stacktrain and cartage operations for the first quarter of 2005.

We believe that our retail segment operations have shown progress during the first quarter of 2005, contributing $2.4 million to income from operations, up 20% from the 2004 quarter. Compared to the 2004 quarter, we have an additional 69 personnel primarily in our retail segment related to truck capacity, management and sales which should further enhance our efforts to improve service and increase margins. Our wholesale Stacktrain operations continue to be the leader of the Company, contributing $22.5 million of income from operations for the quarter, up $4.4 million from the 2004 quarter. All three Stacktrain lines of business increased volumes for the first quarter of 2005 over the 2004 quarter with third-party domestic up 2.2%, automotive up 8.7% and international up 1.6%. During the 2005 quarter, the new per diem billing system was completed at Stacktrain which we believe will enhance per diem billings and collections in the future. We added nine new cartage locations during the first quarter of 2005, primarily in the northeast and southeast United States. Due primarily to the Union Pacific embargo of Southern California locations during the 2005 quarter coupled with additional costs for field support, safety, recruiting and costs related to the new terminals added in the 2005 quarter, our cartage operations income from operations was down $0.5 million from the 2004 quarter.

As discussed in our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 14, 2005, we use a key objective management process designed to improve execution of objectives deemed to be substantive to our financial results. Progress is continuing on 9 critical and 19 other key objectives underway throughout the Company. These initiatives are aimed at increasing business growth, improving margins and profitability and improving or maintaining safety in our transportation businesses. However, no assurance can be given that any of the identified objectives will be successful or achieve the business growth or operating improvements sought.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding each of these critical accounting policies, including the potential effect of specified deviations from management estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 31, 2004.

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with our customers or have bills of lading specifying shipment details. Our Stacktrain operations recognize revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis.

Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads are available. In addition, our Stacktrain operations offer volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. Our wholesale cartage operations and our retail segment recognize revenue after services have been completed.

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

Deferred Tax Assets. At April 8, 2005, we have recorded net deferred tax assets of $13.9 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $35.3 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001. SFAS 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting unit’s fair value with the units carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations.

Results of Operations

Three Months Ended April 8, 2005 Compared to Three Months Ended April 2, 2004

The following table sets forth our historical financial data by reportable segment for the three months ended April 8, 2005 and April 2, 2004 (in millions).

	2005	2004	Change	% Change
Revenues
Wholesale	$263.2	$238.2	$25.0	10.5%
Retail	235.3	210.3	25.0	11.9
Inter-segment elimination	(38.4)	(31.0)	(7.4)	23.9

Total	460.1	417.5	42.6	10.2

Cost of purchased transportation and services
Wholesale	190.6	173.1	17.5	10.1
Retail	205.1	181.9	23.2	12.8
Inter-segment elimination	(38.4)	(31.0)	(7.4)	23.9

Total	357.3	324.0	33.3	10.3

Direct operating expenses
Wholesale	30.8	28.9	1.9	6.6
Retail	—	—	—	—

Total	30.8	28.9	1.9	6.6

Selling, general & administrative expenses
Wholesale	17.9	16.1	1.8	11.2
Retail	27.0	25.6	1.4	5.5
Corporate	4.1	3.0	1.1	36.7

Total	49.0	44.7	4.3	9.6

Depreciation and amortization
Wholesale	1.0	1.1	(0.1)	(9.1)
Retail	0.8	0.8	—	—

Total	1.8	1.9	(0.1)	(5.3)

Income from operations
Wholesale	22.9	19.0	3.9	20.5
Retail	2.4	2.0	0.4	20.0
Corporate	(4.1)	(3.0)	(1.1)	36.7

Total	21.2	18.0	3.2	17.8

Interest expense	2.4	2.7	(0.3)	(11.1)
Income taxes	7.4	5.9	1.5	25.4
Net income	$11.4	$9.4	$2.0	21.3%

Revenues. Revenues increased $42.6 million, or 10.2%, for the three months ended April 8, 2005 compared to the three months ended April 2, 2004. Revenues in our retail segment increased $25.0 million, or 11.9%, for the 2005 quarter compared to the 2004 quarter due to increased revenues from the majority of our retail divisions. Truck services revenues were up 23.6% due to additional agents in the 2005 quarter and an increase in the amount of freight brokered due to high transportation demand. Our rail brokerage revenues were up 4.6% from several major customers offset in part by the impact of the Union Pacific embargo of Southern California locations due to inclement weather during January 2005. Truck brokerage revenues were up 12.4% also due to increases from several major customers. Our international division revenues were up 24.9% due to strong import/export business compared to the 2004 quarter which more than offset reduced international relief shipments during the 2005 quarter. Revenues for our supply chain services unit increased 7.8% due to increases from existing customers. Our warehousing and distribution unit experienced an increase in profitability during the first quarter of 2005 on revenues that were 4.2% below that of the 2004 quarter, due to improved warehouse handling procedures, the strategic elimination in 2004 of temporary warehousing facilities and improved distribution yield management.

Wholesale segment revenues also increased $25.0 million, reflecting increases in both cartage and Stacktrain operations. Cartage revenues increased $3.2 million due primarily to increased revenue at a large majority of cartage locations with the exception of Los Angeles, where the Union Pacific embargo of Southern California locations due to severe weather conditions resulted in reduced revenues compared to the 2004 quarter. In addition, nine new cartage locations were opened in early 2005, primarily in the northeast and southeast sections of the United States. Stacktrain revenues increased $21.8 million in the first quarter of 2005 compared to the 2004 quarter and reflected increases in wholesale third-party domestic, automotive, international and container per diem revenues. The 11.5% increase in wholesale third-party domestic freight revenues was due to increases from several intermodal marketing companies, including our own intermodal operations, coupled with a 10.9% average fuel surcharge in effect during the 2005 quarter compared to a 4.3% average surcharge in effect during the 2004 quarter. We expect that the fuel surcharge percentage will continue to increase at least for the near term due to increasing fuel costs. Domestic containers handled increased only 2.2% over the 2004 quarter as we were negatively impacted by the Union Pacific embargo of Southern California locations during January 2005. The 11.4% increase in automotive freight revenues was due to a volume increase of 8.7% over the first quarter of 2004 coupled with a 2.5% increase in the average freight revenue per container. The 4.2% increase in wholesale international revenues was due to a 1.6% increase in containers handled coupled with a 2.6% increase in the average freight revenue per container. The $2.0 million 2005 quarter increase in container per diem revenue resulted from more containers in service during the 2005 quarter compared to the 2004 quarter. In addition, a new Stacktrain per diem billing system was completed during the 2005 quarter which should improve billing and collection efforts in the future.

Our retail segment usage of our wholesale segment for rail transportation increased by $7.4 million, or 23.9%, in the 2005 quarter compared to the 2004 quarter. Cross-selling activities within the retail segment decreased by $2.5 million in the 2005 quarter compared to the 2004 quarter due primarily to reduced retail automotive business.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $33.3 million, or 10.3%, for the three months ended April 8, 2005 compared to the three months ended April 2, 2004. Cost of purchased transportation and services in our retail segment increased $23.2 million due primarily to the increased business discussed above. The overall gross margin percentage on our retail business has declined from 13.5% in the 2004 quarter to 12.8% in the 2005 quarter primarily reflecting changes in business mix. Due to transportation demand and a limited number of trucks, our truck services unit has increased the amount of brokerage business which is priced at a lower margin than when using Company trucks. In addition, our rail brokerage division has not been able to pass all rail transportation cost increases on to customers due to the competitive situation thereby reducing the margin on retained business. Partially offsetting the gross margin percentage decrease in the 2005 quarter was an increase in the warehousing and distribution gross margin percentage due to improved handling and yield management and the inclusion, in the 2004 quarter, of costs to vacate temporary warehousing facilities.

The wholesale segment’s cost of purchased transportation and services increased $17.5 million for the 2005 quarter compared to the 2004 quarter reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 5.5% increase in the cost per container due primarily to increased fuel costs noted above and changes in business mix. The cartage increase was also due primarily to increased shipments noted above coupled with the new cartage locations added in 2005. The overall gross margin for the wholesale segment has increased slightly from 27.3% in the 2004 quarter to 27.6% in the 2005 quarter.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $1.9 million, or 6.6%, in the 2005 quarter compared to the 2004 quarter due primarily to increased container and chassis lease costs attributable to the higher fleet size during the 2005 quarter. Partially offsetting the increase were reduced equipment maintenance expenditures. At April 8, 2005, we had 14.5% or 3,284 more containers and 10.9% or 2,631 more chassis than at April 2, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.3 million, or 9.6%, in the 2005 quarter compared to the 2004 quarter primarily as the result of increased compensation expense associated with a 4% wage increase effective January 1, 2005, an overall average increase of 69 people employed during the 2005 quarter compared to the 2004 quarter and an increase in professional fees and costs related to various legal matters. In addition, we received an insurance settlement during the 2004 quarter related to the September 11, 2001 terrorist attack which reduced costs in the 2004 quarter. This increase in expense relative to the prior period was partially offset by reduced temporary warehouse rental expense in our retail segment during the 2005 quarter due to vacating temporary warehouses in 2004. The headcount increase was primarily in our retail segment and related to increased truck capacity, management and sales personnel. The increase in corporate costs related to costs associated with the increased headcount, Sarbanes-Oxley Act of 2002 compliance and legal expenses related to various legal matters.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.1 million, or 5.3%, for the 2005 quarter compared to the 2004 quarter due to property retirements in the wholesale segment and property becoming fully depreciated.

Income From Operations. Income from operations increased $3.2 million, or 17.8%, from $18.0 million in the 2004 quarter to $21.2 million in the 2005 quarter. Wholesale segment income from operations increased $3.9 million reflecting a $4.4 million increase in Stacktrain income from operations and a $0.5 million decrease in cartage income from operations. The Stacktrain increase was due to strength in all three lines of wholesale business as well as increased container per diem related to more containers in service during the 2005 quarter. The cartage decrease was due primarily to the Union Pacific embargo of Southern California locations during the 2005 quarter due to severe weather conditions coupled with additional costs for field support, safety, recruiting and costs related to the new terminals added in the 2005 quarter. This was partially offset by increased income from operations at other cartage locations. Retail segment income from operations increased $0.4 million for the quarter reflecting increases at the warehouse and distribution and truck brokerage units, partially offset by reduced income from operations at the remaining retail units due primarily to increased cargo claims and legal fees. Income from operations was adversely impacted by corporate costs related to complying with the Sarbanes-Oxley Act of 2002 and various legal matters.

Interest Expense. Interest expense decreased by $0.3 million, or 11.1%, for the 2005 quarter compared to the 2004 quarter due primarily to a lower level of outstanding debt during the period. At April 8, 2005, total long-term debt was $139.0 million, $60.1 million less than the balance of $199.1 million at April 2, 2004. Interest rates have increased from an average of approximately 3.9% during the 2004 quarter to 4.7% during the 2005 quarter.

Income Tax Expense. Income tax expense increased $1.5 million in the 2005 quarter compared to the 2004 quarter due to higher pre-tax income in the 2005 quarter, and to a slightly higher effective tax rate of 39.4% for the 2005 quarter compared to 38.6% for the 2004 quarter.

Net Income. Net income increased by $2.0 million from $9.4 million in the 2004 quarter to $11.4 million in the 2005 quarter due primarily to higher income from operations (up $3.2 million) coupled with lower interest costs (down $0.3 million) associated with the lower level of outstanding debt during the 2005 quarter. Partially offsetting this increase was higher income tax expense (up $1.5 million) related to the higher pre-tax income in the 2005 quarter.

Liquidity and Capital Resources

Cash generated by operating activities was $6.6 million and $11.6 million for the three months ended April 8, 2005 and April 2, 2004, respectively. The decrease in cash provided by operating activities in the 2005 quarter was due primarily to the timing of receivables and payables. Both receivables and payables were slightly elevated at year-end. In addition, contributing to the decline were tax payments of $4.1 million during the 2005 quarter compared to $0.5 million for the 2004 quarter. The effect of the foregoing was partially offset by the increase in business and revenues during the 2005 period compared to the 2004 period coupled with reduced interest charges on the lower level of outstanding debt during the 2005 period. Since our federal tax loss carryforwards have all been used, annual income tax cash payments are expected to be approximately $23 million in 2005 compared to $12.7 million for 2004. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and to repay debt; and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We believe that it is better to reduce debt and minimize our interest expense than to maintain cash balances and incur increased interest costs. We had working capital of $55.0 million and $51.7 million at April 8, 2005 and April 2, 2004, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of April 8, 2005 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$139.0	$—	$—	$37.7	$101.3
Interest on long-term debt	37.0	7.4	14.8	13.3	1.5
Operating leases	377.3	58.3	97.0	79.6	142.4
Equipment obligation	67.7	6.4	15.7	15.9	29.7
Volume incentives	7.0	7.0	—	—	—
IT agreements	7.9	5.2	2.7	—	—
Purchased transportation	26.6	26.6	—	—	—

Total	$662.5	$110.9	$130.2	$146.5	$274.9

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 4,573 containers, 1,650 chassis and 15 doublestack railcars ordered and remaining to be financed. We anticipate financing the equipment through an operating lease and will receive the equipment through March 2006. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division and will most likely meet certain volume shipping commitments for the year 2005. IT agreements reflect our Stacktrain operation’s use of APL Limited’s computer systems under a long-term contract that may be terminated by us giving 120 days notice, a new three year telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008. Due to our voluntary debt repayments during the 2005 quarter, our next required debt payment under the credit facility is September 29, 2008, but we intend to continue to make voluntary debt payments with our operating cash flows.

Cash flows used in investing activities were $0.8 million and $0.5 million for the three months ended April 8, 2005 and April 2, 2004, respectively. During the 2005 quarter, $0.1 million was expended for the new cartage operating system with the remainder of expenditures in the 2005 quarter and all of the expenditures in the 2004 quarter for normal computer system replacement items. The 2004 amount was partially offset by net proceeds of $0.1 million from the sale of property.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability based on information technology systems currently available in the marketplace from unrelated third parties. At April 8, 2005, an aggregate of $11.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under SOP 98-1. This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

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

Cash flows used in financing activities were $5.9 million and $11.9 million for the three months ended April 8, 2005 and April 2, 2004, respectively. During the 2005 period we repaid $15.0 million principal amount of our long-term debt. Options to purchase 64,834 shares of our common stock were exercised during the 2005 quarter for total proceeds of $0.7 million paid to the Company. During the 2004 period, we also repaid $15.0 million on our long-term debt. Options to purchase 80,285 shares of our common stock were exercised during the 2004 quarter for total proceeds of $0.4 million paid to the Company. At April 8, 2005, the Company had $59.5 million available under the $75.0 million revolving credit facility, net of $15.5 million of outstanding letters of credit. At April 8, 2005, the term loan of $139.0 million was outstanding with a current interest rate of 4.7%.

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

On April 8, 2004 and November 10, 2004, we filed with the SEC supplements to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of all 8,702,893 shares of our common stock owned by such stockholders in underwritten public offerings. The April 8, 2004 offering was for 4,000,000 shares at $20.07 per share net to the selling stockholders and the November 10, 2004 offering was for 4,702,893 shares at $17.67 per share net to the selling stockholders. There were no new shares issued by the Company in either offering and we received no proceeds from the offering. Including the January 7, 2004 registration statement, we paid $0.5 million of fees and expenses related to these offerings and charged the costs to the Selling, General and Administrative Expenses line item of our consolidated statement of operations.

During the 2005 period, the wholesale segment received 575 new 53-ft. leased containers and 1,071 leased chassis and returned 515, 48-ft and 53-ft leased containers and 217 leased chassis.

During the 2004 period, the wholesale segment received 345 new 53-ft. leased containers and 585 leased chassis and returned 1,165, 48-ft and 53-ft leased containers and 758 primarily leased chassis.

Other Matters

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of our next fiscal year and we will adopt the standard effective December 31, 2005 (the first day of our 2006 fiscal year). We have not determined the impact that this statement will have on its results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of April 8, 2005.

Based upon the average variable interest rate debt outstanding during the first three months of 2005, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $1.5 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”).

Objectives of Controls. Disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of April 8, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information (exclusive of the last paragraph of Note 7) is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

As disclosed in the Company’s proxy statement for its 2005 annual meeting of stockholders filed with the SEC on March 18, 2005, the Company did not pay any bonuses under its 2004 Bonus Plan as the earnings per share target established under that plan were not met. Instead, on January 13, 2005, the Compensation Committee of the Company’s Board of Directors approved the payment of a discretionary cash bonus to all employees, up to 25% of a participant’s target bonus. In deciding to make this discretionary award, the Committee considered, among other factors and with no particular weighting, the momentum shown by the Company’s strong fourth quarter performance, the Company’s continuing and reliable cash flow, the significant financial and operational progress made by the Company and its subsidiaries during 2004, the impact of increased professional fees in connection with litigation and Sarbanes-Oxley compliance, and overall 2004 financial performance. In addition to the 25% discretionary bonus, C. Thomas Shurstad, President of Pacer Stacktrain, and Peter Ruotsi, previously Executive Vice President of Business Development of Pacer Stacktrain and currently Chief Commercial Officer of Pacer Global Logistics, were awarded supplemental bonuses based on the operating income performance of Pacer Stacktrain which exceeded targets under the Pacer Stacktrain supplemental bonus plan. Mr. Ruotsi was awarded the supplemental bonus as it was agreed at the time of his transfer from Pacer Stacktrain to his current position with Pacer Global Logistics that he would be eligible to receive the higher of the bonus paid to Pacer Global Logistics and Pacer Stacktrain employees. A summary description of the Pacer Stacktrain supplemental bonus plan is filed as an exhibit to this report on Form 10-Q.

On February 1, 2005, the Compensation Committee of the Company Board of Directors approved the 2005 Bonus Plan, which is filed as an exhibit to this report on Form 10-Q. The 2005 bonus plan, under which all executive officers of the Company, including the Chief Executive Officer, participate, is the same as the bonus plan approved in 2004, except that the performance targets have changed. The 2005 bonus plan provides for a bonus award of 25% of the participants’ bonus target if the Company achieves an earning per share target (subject to adjustments for one-time non-operating events). Then for any additional bonus to be paid to employees of a business unit, the business unit must achieve its minimum operating income target. A business unit’s employees are eligible to receive a 100% payment of their bonus if the corporate earnings per share target is met and the unit’s operating income meets the 100% target, subject to adjustment for, among other contingencies, the size of the accrued bonus pool and satisfaction of individual performance objectives. If the unit’s performance is between the minimum and 100% targets, employees are eligible for a partial bonus, subject to the contingencies discussed above. Employees of the corporate business unit are not subject to a separate operating income target. Their bonus depends upon the Company’s achievement of its earnings per share target, the size of the accrued bonus pool and, to a lesser extent, satisfactory individual performance. The target bonus amount is a percentage of base salary generally determined by the employee’s title, and the relative weighting between divisional operating income performance and subjective individual performance, with divisional performance given a higher weighting for more senior positions.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	2005 Bonus Plan *

10.2	Stacktrain Supplemental Bonus Plan, Summary Plan Description *

10.3	Director Compensation Summary *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: May 10, 2005	By:	/s/ D.C. Orris
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	2005 Bonus Plan

10.2	Stacktrain Supplemental Bonus Plan, Summary Plan Description

10.3	Director Compensation Summary

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.