Form 10-Q
period 2005-07-01
PACER INTERNATIONAL INC
filed 2005-08-05
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Yes   ☒    No  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common stock, $.01 par value per share	37,388,547 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED July 1, 2005

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 1, 2005	December 31, 2004
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $5.1 million and $3.9 million, respectively	206.9	232.1
Prepaid expenses and other	10.8	10.2
Deferred income taxes	2.8	4.1

Total current assets	220.5	246.4

Property and equipment
Property and equipment at cost	92.0	101.2
Accumulated depreciation	(55.6)	(52.1)

Property and equipment, net	36.4	49.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	14.9	11.5
Other assets	16.5	10.2

Total other assets	319.7	310.0

Total assets	$576.6	$605.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$0.1
Book overdraft	11.3	18.6
Accounts payable and other accrued liabilities	157.2	166.0

Total current liabilities	168.5	184.7

Long-term liabilities
Long-term debt and capital leases	124.0	154.0
Other	2.2	2.3

Total long-term liabilities	126.2	156.3

Total liabilities	294.7	341.0

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized 37,388,547 and 37,286,638 issued and outstanding at July 1, 2005 and December 31, 2004, respectively	0.4	0.4
Additional paid-in-capital	276.8	275.4
Unearned compensation	(0.1)	(0.1)
Retained Earnings (accumulated deficit)	4.9	(11.0)
Accumulated other comprehensive loss	(0.1)	(0.2)

Total stockholders’ equity	281.9	264.5

Total liabilities and stockholders’ equity	$576.6	$605.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
	(in millions, except share and per share amounts)
Revenues	$454.6	$421.6	$914.7	$839.1

Operating expenses:
Cost of purchased transportation and services	353.2	333.3	710.5	657.3
Direct operating expenses	27.1	25.3	57.9	54.2
Selling, general and administrative expenses	51.5	43.7	100.6	88.4
Write-off of computer software (Note 3)	11.3	—	11.3	—
Depreciation and amortization	1.7	1.7	3.5	3.6

Total operating expenses	444.8	404.0	883.8	803.5

Income from operations	9.8	17.6	30.9	35.6

Interest expense	2.0	2.2	4.4	4.9

Income before income taxes	7.8	15.4	26.5	30.7
Income taxes	3.2	5.9	10.6	11.8

Net income	$4.6	$9.5	$15.9	$18.9

Earnings per share (Note 8):
Basic:
Earnings per share	$0.12	$0.26	$0.43	$0.51

Weighted average shares outstanding	37,368,558	37,249,819	37,344,851	37,240,368

Diluted:
Earnings per share	$0.12	$0.25	$0.42	$0.49

Weighted average shares outstanding	37,993,025	38,163,543	37,990,773	38,198,495

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended July 1, 2005

(Unaudited)

	Common Stock		Additional Paid-in - Capital	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 31, 2004	37,286,638	$0.4	$275.4	$(0.1)	$(11.0)	$(0.2)	$264.5

Net income	—	—	—	—	15.9	—	15.9
Other comprehensive loss	—	—	—	—	—	0.1	0.1

Total comprehensive income	—	—	—	—	15.9	0.1	16.0
Tax benefit from exercise of stock options	—	—	0.4	—	—	—	0.4
Issuance of common stock for exercise of options	101,909	—	1.0	—	—	—	1.0

Balance July 1, 2005	37,388,547	$0.4	$276.8	$(0.1)	$4.9	$(0.1)	$281.9

Total comprehensive income for the six months ended June 25, 2004 was $18.8 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1, 2005	June 25, 2004
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15.9	$18.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.5	3.6
Deferred taxes	(2.1)	7.8
Loss on write-off of computer software	11.3	—
Changes in operating assets and liabilities:
Accounts receivable, net	25.2	(5.5)
Prepaid expenses and other	(0.6)	(0.8)
Accounts payable and other accrued liabilities	(8.8)	8.0
Other	(5.8)	(4.3)

Net cash provided by operating activities	38.6	27.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2.1)	(1.7)
Proceeds from sales of property and equipment	—	0.2

Net cash used in investing activities	(2.1)	(1.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	(7.3)	3.7
Proceeds from exercise of stock options	1.0	0.4
Debt, revolving credit facility and capital lease obligation repayment	(30.0)	(31.0)

Net cash used in financing activities	(36.3)	(26.9)

Effect of exchange rate changes on cash	(0.2)	(0.1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(0.8)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	0.8

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 1, 2005 and December 31, 2004 and for the three- and six-month periods ended July 1, 2005 and June 25, 2004 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2004 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of July 1, 2005 and December 31, 2004 and for the three- and six-month periods ended July 1, 2005 and June 25, 2004 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At July 1, 2005 and December 31, 2004, accounts receivable included unbilled amounts for services rendered of $18.9 million and $23.7 million, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 31, 2004	$(0.2)
Activity during 2005 (net of tax)	0.1

Balance at July 1, 2005	$(0.1)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income (in millions), earnings per share and related assumptions for the three- and six-month periods ended July 1, 2005 and June 25, 2004 would have been:

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net income, as reported	$4.6	$9.5	$15.9	$18.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.3	0.3	0.6	0.6

Net income, pro forma	$4.3	$9.2	$15.3	$18.3

Earnings per share:
Basic, as reported	$0.12	$0.26	$0.43	$0.51

Basic, pro forma	$0.12	$0.25	$0.41	$0.49

Diluted, as reported	$0.12	$0.25	$0.42	$0.49

Diluted, pro forma	$0.11	$0.24	$0.40	$0.48

Black-Scholes option-pricing model assumptions:
Risk-free interest rate	No Grants	4.01%	3.93%	3.71%
Volatility	No Grants	38%-47%	34%	38%-47%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated option life	No Grants	7 years	6.1 years	7 years
Fair value of options granted	No Grants	$9.59	$7.98	$10.23

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the Company’s next fiscal year and the Company will adopt the standard effective December 31, 2005 (the first day of the Company’s 2006 fiscal year). The Company has not determined the impact that this statement will have on its results of operations or financial condition.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123R (see above) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. The Company has not determined the impact that this statement will have on its results of operations or financial condition.

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

On April 8, 2004 and November 10, 2004, the Company filed with the SEC supplements to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of all 8,702,893 shares of the Company’s common stock owned by such stockholders in underwritten public offerings. The April 8, 2004 offering was for 4,000,000 shares at $20.07 per share net to the selling stockholders and the November 10, 2004 offering was for 4,702,893 shares at $17.67 per share net to the selling stockholders. There were no new shares issued by the Company in either offering and the Company received no proceeds from the offerings. Including the January 7, 2004 registration statement, the Company paid $0.5 million of fees and expenses related to these offerings and charged the costs to the Selling, General and Administrative Expense line item on the Statement of Operations.

NOTE 3. CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability for the Company’s Stacktrain operation based on information technology systems then available in the marketplace from unrelated third parties. At July 1, 2005, an aggregate of $11.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

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

As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing the Company from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings were pending, however, the Company utilized the system design work performed by the developer under the original contract. In July 2004, the Company entered into an agreement with the assignee settling all claims between the Company and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, the Company received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and the Company and the assignee exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement the Company took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of independent consultants, the Company evaluated the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. In early June 2005, the Company completed this evaluation, and identified a number of significant factors bearing on the Company’s decision whether to continue with the development of the software and place it into service, including: continuing growth and changes in the Company’s wholesale business since 2001 when the original system transition plan was adopted; advances in systems technology, architecture and programming language since adoption of the original system transition plan in 2001; the significant incremental costs and additional time that would be required to complete the originally planned stand-alone system and the risks in the coming years associated with the commitment to that older system; and the ongoing evolution and development of the Company’s wholesale business strategy. Based on these considerations and following the Company’s completed evaluation in the second quarter of 2005 of the software development work that had been performed by the developer, the Company determined to abandon the software and to write–off the $11.3 million of capitalized costs in that period, constituting all of development costs previously capitalized in connection with this project. The Company will continue to avail itself of the services and support under its existing long-term technology services agreement with APL Limited.

NOTE 4. LONG-TERM DEBT

At July 1, 2005, the Company had $59.7 million available under the $75.0 million revolving credit facility, net of $15.3 million of outstanding letters of credit. At July 1, 2005, the term loan of $124.0 million was outstanding with a current interest rate of 5.3%. The Company repaid $30.0 million and $31.0 million of long-term debt and capital lease obligations during the six months ended July 1, 2005 and June 25, 2004, respectively. Operating cash flows funded the repayment of the debt.

On April 28, 2005 the Company negotiated a repricing for the term loan. The repricing resulted in an immediate reduction of ½ of 1 percent to the applicable margin. The applicable margin is subject to further reductions based upon the Company achieving certain financial ratios.

Long-term debt and capital leases are summarized as follows (in millions):

July 1, 2005
Term loan (5.3%; due June 10, 2010)	$124.0
Revolving credit facility (due June 10, 2008)	—

Total	124.0
Less current portion	—

Long-term portion	$124.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Contractual maturities of long-term debt subsequent to July 1, 2005 are as follows (in millions):

Remaining in 2005	$—
2006	—
2007	—
2008	—
2009	16.5
2010	107.5

Total	$124.0

NOTE 5. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the six-month periods ended July 1, 2005 and June 25, 2004, respectively.

	Six Months Ended
	July 1, 2005	June 25, 2004
Common Stock Options
Granted
@ $19.54 per share	47,000	—
@ $19.66 per share	—	99,000
@ $20.31 per share	—	37,000

Subtotal	47,000	136,000
Exercised
@ $4.31 per share	—	58,728
@ $5.00 per share	21,309	17,024
@ $10.00 per share	48,000	6,000
@ $12.50 per share	15,900	4,200
@ $13.74 per share	14,000	—
@ $15.78 per share	1,500	—
@ $19.66 per share	1,200	—

Subtotal	101,909	85,952
Canceled or Expired
@ $5.00 per share	1,333	17,998
@ $12.50 per share	19,000	31,200
@ $13.74 per share	6,000	—
@ $15.00 per share	—	34,760
@ $15.78 per share	25,000	—
@ $19.76 per share	—	10,000
@ $21.51 per share	200	—

Subtotal	51,533	93,958

All proceeds were used for general corporate purposes and all canceled or expired options were due to employee terminations.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

In December 2003, the appellate court affirmed the trial court’s decision as to all but one issue, reversed the trial court’s decision that the owner-operators could be charged for the workers compensation insurance coverage that they elected to obtain through the Company’s subsidiaries, and remanded back to the trial court the question of whether the collection of workers compensation insurance charges from the owner–operators violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. The Company sought review at the California Supreme Court of this workers compensation issue, and the plaintiffs sought review only of whether the Company’s subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review.

As a result, the Company successfully defended and prevailed over the plaintiffs’ challenges to core operating practices of the Company, establishing that (i) the owner-operators were independent contractors and not employees of the Company and (ii) the Company may charge the owner-operators for liability insurance coverage purchased by the Company. Following the California Supreme Court’s decision, the only remaining issue is whether our subsidiaries’ collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. This issue was remanded back to the same trial court that heard the original case in 1998.

In the fourth quarter of 2004, the trial court set the schedule for the remand trial and ordered each of the parties to present its case to the court by way of written submissions of the affidavits, records and other documentary evidence and the legal arguments upon which such party would rely in the remand trial. Following these submissions, the court would then determine whether to schedule and hear oral testimony and argument. During the second quarter of 2005, and following extensions of filing deadlines, the parties delivered their respective evidentiary submissions and initial briefs to the court. The court extended into the third quarter the deadlines for filing final response and reply briefs.

During the second quarter of 2005 the Company also engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims–made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believes that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel has assured would occur if the Company were to prevail in the remand trial), taken together with the original $488,978 restitution award for the Company’s failure to disclose the change in its liability insurance retention amount, would exceed the net liability to the Company of a final settlement on a claims–made basis within the cap of $1.75 million. During the discussions that occurred during the second quarter, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims–made basis within the cap of $1.75 million. The settlement agreement is subject to signing of definitive documents and approval of the court. The Company believes it is probable that the settlement will be concluded and has accordingly increased its

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

reserve to the full amount of the $1.75 million cap at the end of the second quarter. If the parties do not successfully conclude the settlement, the Company will continue to defend the case, and expects that final briefing would be completed during the third quarter of 2005 and oral testimony and argument (if any) would be heard and the court’s holding would be issued sometime prior to the end of 2005.

The same law firm prosecuting the Albillo case has filed a separate class action lawsuit in the same jurisdiction on behalf of a putative class of owner–operators (the “Renteria” class action) who are purportedly not included in the Albillo class. The claims in the Renteria case, which is being stayed pending full and final disposition of the remaining issue in Albillo, mirror those in Albillo, specifically, that the Company’s subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through the Company’s subsidiaries violated California’s Business and Professions Code. The Company believes that the final disposition of the insurance issue in Albillo in the Company’s favor precludes the plaintiffs from re-litigating this issue in Renteria. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of the Company’s legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

The Company’s wholly owned subsidiary, Pacific Motor Transport Company d/b/a Pacer Transport, was a defendant in a personal injury action in Upshur County, East Texas, Dicks v. Pacific Motor Transport Company, which arose out of a 1996 motor vehicle incident. The jury found Pacer Transport liable and awarded damages to the plaintiff in the amount of $607,000. Including pre– and post–judgment interest and court costs, the total amount of the judgment is approximately $1,300,000 at present.

At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. The Company contends that this finding was incorrect under well-settled law in Texas in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. The Company appealed to the Texas Court of Appeals which earlier this year refused to reverse the trial court. The Company then appealed to the Texas Supreme Court. The Supreme Court has ordered a full briefing of the appeal, which was completed during the first quarter of 2005. The Supreme Court may now either accept the appeal and hold oral arguments or deny the appeal in its entirety. If the Supreme Court denies the Company’s appeal, the full amount of the Dicks judgment, plus interest and costs, will become due and payable. Currently the maximum possible loss exposure approximates $1.3 million, of which $0.3 million has been accrued.

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

The Company then sued the insurer, the various Lockton entities and Cambridge. The insurer was subsequently placed into receivership in Pennsylvania and has since gone out of business, and therefore has been removed from the case. The Company is still pursuing the case against the Lockton entities and

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Cambridge for violations of the Texas Insurance Code, negligent misrepresentation, and other claims, in which the Company seeks to recover all of the losses, costs and damages arising out of the Lockton entities’ and Cambridge’s conduct in mishandling the Company’s insurance claim for the Dicks incident. The Lockton case is currently scheduled to go to trial in December 2005.

At July 1, 2005, the Company had a commitment to acquire 2,880 53-ft. containers, 1,265 53-ft. chassis and 15 doublestack railcars through operating leases. Delivery will take place through February 2006.

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

The following table presents revenues generated by country or geographical area for the three-and six-month periods ended July 1, 2005 and June 25, 2004 (in millions).

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
United States	$407.2	$379.8	$821.4	$759.6
Mexico	9.2	9.7	19.8	19.1
Russia/China	8.7	7.7	15.9	16.5
Europe	7.5	5.6	15.1	10.5
Far East	5.0	4.6	10.9	8.2
Canada	4.7	3.5	8.9	6.9
Australia/New Zealand	2.5	1.8	4.7	3.2
South America	1.6	0.8	2.6	1.5
Mideast	1.0	0.8	1.8	1.4
Africa	0.3	0.3	0.6	0.4
All Other	6.8	7.0	12.9	11.8

Total	$454.5	$421.6	$914.6	$839.1

All of the foreign revenues are generated by the retail segment with the exception of Mexico, where the Company’s wholesale Stacktrain operation generates revenues.

For the three- and six-month periods ended July 1, 2005 and June 25, 2004, the Company had no customers that contributed more than 10% of the Company’s total revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and six-month periods ended July 1, 2005 and June 25, 2004 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended July 1, 2005
Revenues	$261.9	$234.8	$—	$496.7
Inter-segment elimination	(42.1)	—	—	(42.1)

Subtotal	219.8	234.8	—	454.6
Income from operations 1/	12.3	3.0	(5.5)	9.8
Depreciation	0.8	0.9	—	1.7
Capital expenditures	0.3	1.0	—	1.3
Total assets	$382.0	$221.8	$(27.2)	$576.6
3 Months ended June 25, 2004
Revenues	$224.2	$223.4	$—	$447.6
Inter-segment elimination	(26.0)	—	—	(26.0)

Subtotal	198.2	223.4	—	421.6
Income from operations	19.2	2.2	(3.8)	17.6
Depreciation	0.9	0.8	—	1.7
Capital expenditures	0.1	1.0	—	1.1
Total assets	$398.3	$215.9	$(20.4)	$593.8
6 Months ended July 1, 2005
Revenues	$525.1	$470.1	$—	$995.2
Inter-segment elimination	(80.5)	—	—	(80.5)

Subtotal	444.6	470.1	—	914.7
Income from operations 1/	35.1	5.4	(9.6)	30.9
Depreciation	1.8	1.7	—	3.5
Capital expenditures	0.4	1.7	—	2.1
Total assets	$382.0	$221.8	$(27.2)	$576.6
6 Months ended June 25, 2004
Revenues	$462.4	$433.7	$—	$896.1
Inter-segment elimination	(57.0)	—	—	(57.0)

Subtotal	405.4	433.7	—	839.1
Income from operations	38.2	4.2	(6.8)	35.6
Depreciation	2.0	1.6	—	3.6
Capital expenditures	0.1	1.6	—	1.7
Total assets	$398.3	$215.9	$(20.4)	$593.8

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $42.1 million and $80.5 million for the three- and six-month periods ending July 1, 2005 and $26.0 million and $57.0 million for the three- and six-month periods ending June 25, 2004, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

1/	Wholesale segment and consolidated income from operations for the three- and six-month periods ended July 1, 2005 include $11.3 million for the write-off of previously capitalized computer software development costs (see Note 3).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Numerator:
Net income	$4.6	$9.5	$15.9	$18.9

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	37,368,558	37,249,819	37,344,851	37,240,368
Effect of dilutive securities:
Stock options	624,467	913,724	645,922	958,127

Denominator for earnings per share-diluted	37,993,025	38,163,543	37,990,773	38,198,495

Earnings per share-basic	$0.12	$0.26	$0.43	$0.51

Earnings per share-diluted	$0.12	$0.25	$0.42	$0.49

All options to purchase shares of common stock outstanding during the first quarter and first six months of 2005 were included in the computation of diluted earnings per share because the options’ exercise price were less than the average market price of the common shares during this period. Options to purchase 10,000 shares of common stock at $19.65 per share, 99,000 shares of common stock at $19.66 per share, 37,000 shares of common stock at $20.31 per share, and 7,000 shares of common stock at $21.51 per share were outstanding during the second quarter of 2004 but were not included in the computation of diluted earnings per share for the three months ended June 25, 2004 because the options’ exercise prices were greater than the average market price of the common shares during this period. Options to purchase 37,000 shares of common stock at $20.31 per share and 7,000 shares of common stock at $21.51 per share were outstanding during the first six months of 2004 but were not included in the computation of diluted earnings per share for the six months ended June 25, 2004 because the options’ exercise price were greater than the average market price of the common shares during this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our Critical Accounting Policies, and the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for fiscal year ended December 31, 2004.

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

Executive Summary

The second quarter of 2005 was a significant quarter for us in that decisions were made that will allow for improved results in the future. Based upon an internal analysis of the cost to continue the project and an assessment of a review by an independent third party, we decided to abandon the development of a new operating system for our Stacktrain operations and wrote-off $11.3 million pre-tax in previously capitalized software development costs. We will continue to rely on the IT services provided to us by APL Limited under the 20-year contract signed in 1999. We also settled two legal cases and reached an agreement in principle on a third case involving both of our segments and corporate. A total of $1.9 million was incurred during the second quarter of 2005 for these items and is included in the selling, general and administrative line item of the Statement of Operations. These settlements should reduce legal fees in the future.

Our financial performance for the second quarter and first six months of 2005 remained strong despite the continuing capacity-related service issues with our core rail carriers. Since a 2002-2003 base period, current average transit time for our wholesale shipments has increased by over one day. This translates into lost business due to competition, to increased equipment costs and to reduced profitability which has been estimated at $1 million per month during 2005. We are working with our core rail carriers to improve this situation. As shown in the table below, revenues, adjusted income from operations, adjusted net income and adjusted diluted earnings per share for the second quarter and six months of 2005 were all improved over the prior year period amounts. We repaid $15.0 million of debt during the second quarter of 2005, reducing our long-term debt to $124.0 million. While our next required debt payment is not until June 29, 2009, we intend to continue to make voluntary debt payments with our operating cash flows.

	Second Quarter		First Six Months
	2005	2004	2005	2004
	(in millions, except per share amounts)
Gross revenue	$454.6	$421.6	$914.7	$839.1
Income from operations	9.8	17.6	30.9	35.6
Net income	4.6	9.5	15.9	18.9
Diluted EPS	$0.12	$0.25	$0.42	$0.49
Adjusted income from operations 1/	21.1	17.6	42.2	35.6
Adjusted net income 1/	11.3	9.5	22.7	18.9
Adjusted diluted EPS 1/	$0.30	$0.25	$0.60	$0.49

1/	2005 amounts have been adjusted to exclude $11.3 million of pre-tax costs associated with the write-off of computer software in the second quarter of 2005. These non-GAAP measures are used by Management and the Board of Directors in their analysis of the Company's ongoing core operating performance. Management believes that these non-GAAP financial measures by excluding the impact of the non-cash write-off provide useful supplemental information that is essential to a proper understanding of the operating results of the company's core businesses and allows investors to more easily compare operating results from period to period. A tabular reconciliation of the differences between the non-GAAP financial information herein and the most directly comparable financial information calculated and presented in accordance with GAAP is contained on pages 24 and 28 of this report for the three- and six-month periods ended July 1, 2005, respectively.

We believe that our retail segment operations continued to show progress during the second quarter of 2005, contributing $3.0 million to income from operations, up 36% from the comparable 2004 quarter. Our wholesale Stacktrain operations continue to be the strength of the Company with income from operations as reported under GAAP of $12.5 million for the 2005 quarter. Stacktrain income from operations adjusted to exclude the $11.3 million write-off of software development costs was $23.8 million for the quarter, up $5.7 million from the 2004 quarter. All three Stacktrain lines of business increased revenues for the second quarter of 2005 over the 2004 quarter with third-party domestic up 25.5%, automotive up 12.6% and international up 3.6%. Contributing to the revenue increases for the second quarter of 2005, was a 13.4% fuel surcharge compared to a 6.5% surcharge in the comparable 2004 quarter. Income from operations for our cartage operations decreased $1.3 million for the 2005 quarter compared to the 2004 quarter due primarily to a legal settlement mentioned above combined with higher owner/operator costs, fuel costs and equipment charges. Overall for the three- and six-month periods of 2005, we had an average of 27 and 47 additional personnel, respectively, compared to the comparable 2004 periods. These additional personnel are primarily in our retail segment related to our truck services division.

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

Deferred Tax Assets. At July 1, 2005, we have recorded net deferred tax assets of $17.7 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $44.3 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001. SFAS No. 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting unit’s fair value with the units carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations.

Results of Operations

Three Months Ended July 1, 2005 Compared to Three Months Ended June 25, 2004

The following table sets forth our historical financial data by reportable segment for the three months ended July 1, 2005 and June 25, 2004 (in millions).

	2005	2004	Change	%Change
Revenues
Wholesale	$261.9	$224.2	$37.7	16.8%
Retail	234.8	223.4	11.4	5.1
Inter-segment elimination	(42.1)	(26.0)	(16.1)	61.9

Total	454.6	421.6	33.0	7.8
Cost of purchased transportation and services
Wholesale	192.6	163.9	28.7	17.5
Retail	202.7	195.4	7.3	3.7
Inter-segment elimination	(42.1)	(26.0)	(16.1)	61.9

Total	353.2	333.3	19.9	6.0
Direct operating expenses
Wholesale	27.1	25.3	1.8	7.1
Retail	—	—	—	—

Total	27.1	25.3	1.8	7.1
Selling, general & administrative expenses
Wholesale	17.8	14.9	2.9	19.5
Retail	28.2	25.0	3.2	12.8
Corporate	5.5	3.8	1.7	44.7

Total	51.5	43.7	7.8	17.8
Write-off of computer software
Wholesale	11.3	—	11.3	n.m.
Retail	—	—	—	—
Corporate	—	—	—	—

Total	11.3	—	11.3	n.m.
Depreciation and amortization
Wholesale	0.8	0.9	(0.1)	(11.1)
Retail	0.9	0.8	0.1	12.5

Total	1.7	1.7	—	—
Income from operations
Wholesale	12.3	19.2	(6.9)	(35.9)
Retail	3.0	2.2	0.8	36.4
Corporate	(5.5)	(3.8)	(1.7)	44.7

Total	9.8	17.6	(7.8)	(44.3)
Interest expense	2.0	2.2	(0.2)	(9.1)
Income taxes	3.2	5.9	(2.7)	(45.8)
Net income	$4.6	$9.5	$(4.9)	(51.6)%

Revenues. Revenues increased $33.0 million, or 7.8%, for the three months ended July 1, 2005 compared to the three months ended June 25, 2004. Revenues in our retail segment increased $11.4 million, or 5.1%, for the 2005 quarter compared to the 2004 quarter due to increased revenues from all but one of our retail divisions. Truck services revenues were up 19.3% due to additional agents in the 2005 quarter and an increase in the amount of freight brokered due to high transportation demand. Our international division revenues were up 16.6% due to continuing strong import/export business compared to the 2004 quarter. Revenues for our warehousing and distribution unit increased 9.3% over the 2004 quarter due primarily to yield management efforts. Revenues for our supply chain services unit increased 7.1% due to increases from existing customers. Our rail brokerage revenues were up 6.4% reflecting increases from several major customers combined with a higher fuel surcharge in the 2005 period. Our truck brokerage unit experienced a 14.6% decline in revenues during the second quarter of 2005 compared to the 2004 quarter due to the transitioning of a major customer to another service provider, as previously reported earlier this year, partially offset by increases in brokered freight activities. We expect the major customer to complete the transition to the new service provider in the third quarter of 2005.

Wholesale segment revenues increased $37.7 million, reflecting increases in both cartage and Stacktrain operations. Cartage revenues increased $1.6 million due to increased revenue at the majority of cartage locations. In addition, nine new cartage locations were opened in early 2005, primarily in the northeast and southeast sections of the United States, although revenue growth has been slow at these locations. Stacktrain revenues increased $36.1 million in the second quarter of 2005 compared to the 2004 quarter and reflected increases in wholesale third-party domestic, automotive, international and container per diem revenues. The 25.5% increase in wholesale third-party domestic freight revenues was due to increases during the 2005 quarter compared to the 2004 quarter from several intermodal marketing companies, including our own rail brokerage operations. Contributing to the domestic revenue increase was the West Coast independent owner/operator truckers’ work stoppage during the 2004 quarter which depressed revenues and volumes in that quarter. In addition, a 13.4% average fuel surcharge was in effect during the 2005 quarter compared to a 6.3% average surcharge during the 2004 quarter. We expect that the fuel surcharge percentage will remain at these increased levels at least for the near term due to high fuel costs. Domestic containers handled increased 11.7% over the 2004 quarter and the average freight revenue per container increased 12.4%. The 12.6% increase in automotive freight revenues was due to a volume increase of 9.6% over the second quarter of 2004 coupled with a 2.8% increase in the average freight revenue per container. The 3.6% increase in wholesale international revenues was due to a 7.7% increase in the average freight revenue per container partially offset by a 3.8% decline in containers handled. The decline was due primarily to lower than anticipated shipments from one international shipper. The $1.0 million 2005 quarter increase in container per diem revenue resulted from more containers in service during the 2005 quarter compared to the 2004 quarter. In addition, a new Stacktrain per diem billing system was completed during the first quarter of 2005 which has improved billing and collection efforts.

Our retail segment usage of our wholesale segment for rail transportation increased by $16.1 million, or 61.9%, in the 2005 quarter compared to the 2004 quarter as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $2.0 million in the 2005 quarter compared to the 2004 quarter due primarily to reduced retail automotive business.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $19.9 million, or 6.0%, for the three months ended July 1, 2005 compared to the three months ended June 25, 2004. Cost of purchased transportation and services in our retail segment increased $7.3 million due primarily to the increased business discussed above. The overall gross margin percentage on our retail business increased from 12.6% in the 2004 quarter to 13.7% in the 2005 quarter primarily reflecting changes in business mix and improved yield efforts. The reduction in business from a major customer in our truck brokerage unit contributed to the margin increase as this customer was a very low margin account. Also contributing to the margin increase in the 2005 quarter was an increase in the warehousing and distribution gross margin percentage due to improved handling and yield management and the inclusion, in the 2004 quarter, of costs to vacate temporary warehousing facilities. These increases were partially offset by a decline in margin in our truck services unit due to the increase in the amount of brokerage business which is priced at a lower margin than when using trucks of our independent owner/operators. Our international division also experienced a margin decline with the increase in lower margin import business in the 2005 quarter compared to the 2004 quarter. Margins in our remaining retail segment divisions for the 2005 quarter were comparable to the 2004 quarter.

The wholesale segment’s cost of purchased transportation and services increased $28.7 million for the 2005 quarter compared to the 2004 quarter reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with an 8.1% increase in the cost per container due primarily to increased fuel costs from our underlying service providers and changes in business mix. The cartage increase was also due primarily to increased shipments noted above coupled with higher owner/operator costs, fuel costs and equipment charges during the 2005 quarter. The overall gross margin for the wholesale segment has decreased slightly from 26.9% in the 2004 quarter to 26.4% in the 2005 quarter.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $1.8 million, or 7.1%, in the 2005 quarter compared to the 2004 quarter due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2005 quarter. At July 1, 2005, we had 13.2% or 3,134 more containers and 9.5% or 2,405 more chassis than at June 25, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.8 million, or 17.8%, in the 2005 quarter compared to the 2004 quarter. During the 2005 quarter, we expensed $1.9 million relating to the settlement of two litigations and reaching an agreement in principle in a third. These cases related to our cartage, truck services and corporate units. The conclusion of these litigations should reduce related legal costs in the future. The overall increase was also the result of increased compensation expense associated with a 4% wage increase effective January 1, 2005, an overall average increase of 27 people employed during the 2005 quarter compared to the 2004 quarter and an increase in other professional fees and costs related to various continuing legal matters. In addition, during the 2005 quarter $2.5 million was accrued for employee bonuses compared to no accrual in the comparable 2004 quarter. This increase in expense relative to the prior period was partially offset by reduced temporary warehouse rental expense in our retail segment during the 2005 quarter due to vacating temporary warehouses in 2004, as well as reduced Sarbanes-Oxley Act of 2002 compliance costs. The headcount increase was in our retail segment and related primarily to our truck services division.

Write-off of Computer Software. During the second quarter of 2005, based on an internal analysis of the cost to continue the computer software development project and an assessment of a review by an independent third-party, we decided to abandon the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operations. A total of $11.3 million, which had been capitalized in property and equipment for the development of the software, was written-off. We will continue to avail ourselves of the services and support under the existing long-term agreement with APL Limited.

Depreciation and Amortization. Depreciation and amortization expenses were the same for the 2005 quarter compared to the 2004 quarter.

Income From Operations. Income from operations decreased $7.8 million, or 44.3%, from $17.6 million in the 2004 quarter to $9.8 million in the 2005 quarter. Wholesale segment income from operations decreased $6.9 million reflecting a $5.6 million and $1.3 million decline in Stacktrain and cartage income from operations, respectively. The Stacktrain decline was due to the write-off of the $11.3 million of software development costs partially offset by strength in all three lines of the wholesale business as well as increased container per diem income related to more containers in service during the 2005 quarter. The cartage decrease was due primarily to a legal settlement mentioned above combined with higher owner/operator costs, fuel costs and equipment charges during the 2005 quarter compared to the 2004 quarter. Retail segment income from operations increased $0.8 million for the quarter reflecting increases primarily at the warehouse and distribution, truck brokerage and rail brokerage units, partially offset by reduced income from operations at the truck services unit due primarily to legal settlement costs discussed above. Income from operations for the 2005 quarter was adversely impacted by corporate costs related to the litigation agreement in principle mentioned above, partially offset by reduced costs related to compliance with the Sarbanes-Oxley Act of 2002. Excluding the $11.3 million charge for the write-off of Stacktrain computer software, overall income from operations for the 2005 quarter would have been $21.1 million.

Interest Expense. Interest expense decreased by $0.2 million, or 9.1%, for the 2005 quarter compared to the 2004 quarter due primarily to a lower level of outstanding debt during the period. At July 1, 2005, total long-term debt was $124.0 million, $59.1 million less than the balance of $183.1 million at June 25, 2004. Interest rates have increased from an average of approximately 4.4% during the 2004 quarter to 5.3% during the 2005 quarter.

Income Tax Expense. Income tax expense decreased $2.7 million in the 2005 quarter compared to the 2004 quarter due to lower pre-tax income in the 2005 quarter, partially offset by a higher effective tax rate of 41.0% for the 2005 quarter compared to 38.3% for the 2004 quarter.

Net Income. Net income decreased by $4.9 million from $9.5 million in the 2004 quarter to $4.6 million in the 2005 quarter reflecting the lower income from operations (down $7.8 million) primarily due to the write-off of computer software and legal costs, partially offset by reduced interest costs (down $0.2 million) associated with the lower level of outstanding debt during the 2005 quarter and lower income tax expense (down $2.7 million) related to a lower pre-tax income in the 2005 quarter. Excluding the $11.3 million pre-tax charge ($6.7 million after-tax) for the write-off of Stacktrain computer software, net income for the 2005 quarter would have been $11.3 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Three Months Ended July 1, 2005 (in millions, except share and per share amounts)

(Unaudited)

Item	As Reported Results	Adjustments		As Adjusted Results
Income from operations	$9.8	$11.3	1/	$21.1
Interest expense	2.0	—		2.0

Income before income taxes	7.8	11.3		19.1
Income taxes	3.2	4.6	2/	7.8

Net income	4.6	6.7		11.3

Diluted earnings per share	$0.12	$0.18		$0.30

Weighted average shares outstanding	37,993,025	37,993,025		37,993,025

1/	Write-off of costs related to the development of Stacktrain computer software.

2/	Income tax effect of the write-off at the effective rate.

Six Months Ended July 1, 2005 Compared to Six Months Ended June 25, 2004

The following table sets forth our historical financial data by reportable segment for the six months ended July 1, 2005 and June 25, 2004 (in millions).

	2005	2004	Change	% Change
Revenues
Wholesale	$525.1	$462.4	$62.7	13.6%
Retail	470.1	433.7	36.4	8.4
Inter-segment elimination	(80.5)	(57.0)	(23.5)	41.2

Total	914.7	839.1	75.6	9.0
Cost of purchased transportation and services
Wholesale	383.2	337.0	46.2	13.7
Retail	407.8	377.3	30.5	8.1
Inter-segment elimination	(80.5)	(57.0)	(23.5)	41.2

Total	710.5	657.3	53.2	8.1
Direct operating expenses
Wholesale	57.9	54.2	3.7	6.8
Retail	—	—	—	—

Total	57.9	54.2	3.7	6.8
Selling, general & administrative expenses
Wholesale	35.8	31.0	4.8	15.5
Retail	55.2	50.6	4.6	9.1
Corporate	9.6	6.8	2.8	41.2

Total	100.6	88.4	12.2	13.8
Write-off of computer software
Wholesale	11.3	—	11.3	n.m.
Retail	—	—	—	—
Corporate	—	—	—	—

Total	11.3	—	11.3	n.m.
Depreciation and amortization
Wholesale	1.8	2.0	(0.2)	(10.0)
Retail	1.7	1.6	0.1	6.3

Total	3.5	3.6	(0.1)	(2.8)
Income from operations
Wholesale	35.1	38.2	(3.1)	(8.1)
Retail	5.4	4.2	1.2	28.6
Corporate	(9.6)	(6.8)	(2.8)	41.2

Total	30.9	35.6	(4.7)	(13.2)
Interest expense	4.4	4.9	(0.5)	(10.2)
Income taxes	10.6	11.8	(1.2)	(10.2)
Net income	$15.9	$18.9	$(3.0)	(15.9)%

Revenues. Revenues increased $75.6 million, or 9.0%, for the six months ended July 1, 2005 compared to the six months ended June 25, 2004. Revenues in our retail segment increased $36.4 million, or 8.4%, for the 2005 period compared to the 2004 period due to increased revenues from all but one of our retail divisions. Truck services revenues were up 21.3% due to additional agents in the 2005 period and an increase in the amount of freight brokered due to high transportation demand. Our international division revenues were up 20.5% due to continuing strong import/export business compared to the 2004 period which more than offset reduced international relief shipments during the 2005 period. Revenues for our supply chain services unit increased 7.4% due to increases from existing customers. Our rail brokerage revenues were up 5.5% reflecting increases from several major customers combined with a higher fuel surcharge offset in part by the impact of the Union Pacific embargo of Southern California locations due to inclement weather during January 2005. Revenues for our warehousing and distribution unit increased 1.8% from the 2004 period due primarily to yield management efforts. Our truck brokerage unit experienced a 1.5% decline in revenues during the 2005 period compared to the 2004 period due to the transitioning of a major customer to another service provider, as previously reported earlier this year, partially offset by increases in brokered freight activities. We expect the major customer to complete the transition to the new service provider in the third quarter of 2005.

Wholesale segment revenues increased $62.7 million, reflecting increases in both cartage and Stacktrain operations. Depressing both Stacktrain and cartage revenues during the 2005 period was the Union Pacific embargo of Southern California locations due to severe weather conditions in January 2005 and during the 2004 period was the West Coast independent owner/operator truckers’ work stoppage. Cartage revenues increased $4.4 million due to increased revenue at the majority of cartage locations. In addition, nine new cartage locations were opened in early 2005, primarily in the northeast and southeast sections of the United States, although revenue growth has been slow at these locations. Stacktrain revenues increased $58.3 million in the 2005 period compared to the 2004 period and reflected increases in wholesale third-party domestic, automotive, international and container per diem revenues. The 18.1% increase in wholesale third-party domestic freight revenues was due to increases during the 2005 period compared to the 2004 period from several intermodal marketing companies, including our own rail brokerage operations. In addition, a 12.2% average fuel surcharge was in effect during the 2005 period compared to a 5.3% average surcharge during the 2004 period. We expect that the fuel surcharge percentage will remain at these increased levels at least for the near term due to high fuel costs. Domestic containers handled increased 6.6% over the 2004 period and the average freight revenue per container increased 10.8%. The 12.0% increase in automotive freight revenues was due to a volume increase of 9.1% over the 2004 period coupled with a 2.6% increase in the average freight revenue per container. The 3.9% increase in wholesale international revenues was due to a 5.1% increase in the average freight revenue per container partially offset by a 1.1% decline in containers handled. The decline was due primarily to lower than anticipated shipments from one international shipper. The $3.0 million 2005 period increase in container per diem revenue resulted from more containers in service during the 2005 period compared to the 2004 period. In addition, a new Stacktrain per diem billing system was completed during the first quarter of 2005 which has improved billing and collection efforts.

Our retail segment usage of our wholesale segment for rail transportation increased by $23.5 million, or 41.2%, in the 2005 period compared to the 2004 period as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $4.5 million in the 2005 period compared to the 2004 period due primarily to reduced retail automotive business.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $53.2 million, or 8.1%, for the six months ended July 1, 2005 compared to the six months ended June 25, 2004. Cost of purchased transportation and services in our retail segment increased $30.5 million due primarily to the increased business discussed above. The overall gross margin percentage on our retail business increased from 13.0% in the 2004 period to 13.3% in the 2005 period primarily reflecting changes in business mix and improved yield efforts. The reduction in business from a major customer in our truck brokerage unit contributed to the margin increase as this customer was a very low margin account. Also contributing to the margin increase in the 2005 period was an increase in the warehousing and distribution gross margin percentage due to improved handling and yield management and the inclusion, in the 2004 period, of costs to vacate temporary warehousing facilities. These increases were partially offset by a decline in margin in our truck services unit due to the increase in the amount of brokerage business which is priced at a lower margin than when using trucks of our independent owner/operators. Our international division also experienced a margin decline with the increase in lower margin import business in the 2005 period compared to the 2004 period. Margins in our remaining retail segment divisions for the 2005 period were comparable to the 2004 period.

The wholesale segment’s cost of purchased transportation and services increased $46.2 million for the 2005 period compared to the 2004 period reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 6.8% increase in the cost per container due primarily to increased fuel costs from our underlying service providers and changes in business mix. The cartage increase was also due primarily to increased shipments noted above coupled with higher owner/operator costs, fuel costs and equipment charges during the 2005 period. The overall gross margin for the wholesale segment has decreased slightly from 27.1% in the 2004 period to 27.0% in the 2005 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $3.7 million, or 6.8%, in the 2005 period compared to the 2004 period due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2005 period. At July 1, 2005, we had 13.2% or 3,134 more containers and 9.5% or 2,405 more chassis than at June 25, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.2 million, or 13.8%, in the 2005 period compared to the 2004 period. During the 2005 period, we expensed $1.9 million relating to the settlement of two litigations and reaching an agreement in principle reached in a third. These cases related to our cartage, truck services and corporate units. The conclusion of these litigations should reduce related legal costs in the future. The overall increase was also the result of increased compensation expense associated with a 4% wage increase effective January 1, 2005, an overall average increase of 47 people employed during the 2005 period compared to the 2004 period and an increase in other professional fees and costs related to various continuing legal matters. In addition, during the 2005 period $2.5 million was accrued for employee bonuses compared to no accrual in the comparable 2004 period. Also contributing to the increased 2005 expense was the receipt during the 2004 period of an insurance settlement related to the September 11, 2001 terrorist attack which reduced costs in the 2004 period. The overall increase in expense relative to the prior period was partially offset by reduced temporary warehouse rental expense in our retail segment during the 2005 period due to vacating temporary warehouses in 2004, as well as reduced Sarbanes-Oxley Act of 2002 compliance costs. The headcount increase was in our retail segment and related primarily to our truck services division.

Write-off of Computer Software. During the second quarter of 2005, based on an internal analysis of the cost to continue the computer software development project and an assessment of a review by an independent third-party, we decided to abandon the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operations. A total of $11.3 million, which had been capitalized in property and equipment for the development of the software, was written-off. We will continue to avail ourselves of the services and support under the existing long-term agreement with APL Limited.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.1 million, or 2.8%, for the 2005 period compared to the 2004 period.

Income From Operations. Income from operations decreased $4.7 million, or 13.2%, from $35.6 million in the 2004 period to $30.9 million in the 2005 period. Wholesale segment income from operations decreased $3.1 million reflecting a $1.2 million and $1.9 million decline in Stacktrain and cartage income from operations, respectively. The Stacktrain decline was due to the write-off of the $11.3 million of software development costs partially offset by strength in all three lines of the wholesale business as well as increased container per diem related to more containers in service during the 2005 period. The cartage decrease was due primarily to a legal settlement mentioned above combined with higher owner/operator costs, fuel costs and equipment charges during the 2005 period compared to the 2004 period. Retail segment income from operations increased $1.2 million for the period reflecting increases at the warehouse and distribution, truck brokerage and international units. This was partially offset by reduced income from operations at the truck services, rail brokerage and supply chain services units. Income from operations for the 2005 period was adversely impacted by corporate costs related to the litigation agreement in principle mentioned above partially offset by reduced costs related to compliance with the Sarbanes-Oxley Act of 2002. Excluding the $11.3 million charge for the write-off of Stacktrain computer software, overall income from operations for the 2005 period would have been $42.2 million.

Interest Expense. Interest expense decreased by $0.5 million, or 10.2%, for the 2005 period compared to the 2004 period due primarily to a lower level of outstanding debt during the period. At July 1, 2005, total long-term debt was $124.0 million, $59.1 million less than the balance of $183.1 million at June 25, 2004. Interest rates have increased from an average of approximately 4.4% during the 2004 period to 5.3% during the 2005 period.

Income Tax Expense. Income tax expense decreased $1.2 million in the 2005 period compared to the 2004 period due to lower pre-tax income in the 2005 period, partially offset by a higher effective tax rate of 40.0% for the 2005 period compared to 38.4% for the 2004 period.

Net Income. Net income decreased by $3.0 million from $18.9 million in the 2004 period to $15.9 million in the 2005 period reflecting the lower income from operations (down $4.7 million) primarily due to the write-off of computer software and legal costs, partially offset by reduced interest costs (down $0.5 million) associated with the lower level of outstanding debt during the 2005 period and lower income tax expense (down $1.2 million) related to a lower pre-tax income in the 2005 quarter. Excluding the $11.3 million pre-tax charge ($6.8 million after-tax) for the write-off of Stacktrain computer software, net income for the 2005 period would have been $22.7 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Six Months Ended July 1, 2005 (in millions, except share and per share amounts)

(Unaudited)

Item	As Reported Results	Adjustments		As Adjusted Results
Income from operations	$30.9	$11.3	1/	$42.2
Interest expense	4.4	—		4.4

Income before income taxes	26.5	11.3		37.8
Income taxes	10.6	4.5	2/	15.1

Net income	15.9	6.8		22.7

Diluted earnings per share	$0.42	$0.18		$0.60

Weighted average shares outstanding	37,990,773	37,990,773		37,990,773

1/	Write-off of costs related to the development of Stacktrain computer software.

2/	Income tax effect of the write-off at the effective rate.

Liquidity and Capital Resources

Cash generated by operating activities was $38.6 million and $27.7 million for the six months ended July 1, 2005 and June 25, 2004, respectively. The increase in cash provided by operating activities in the 2005 period was due primarily to a higher income from operations as adjusted for the $11.3 million non-cash write-off of computer software during the second quarter of 2005 coupled with the timing of receivables and payables. Both receivables and payables were slightly elevated at year-end and are now at more normal levels. In addition, tax payments of $14.2 million were made during the 2005 period compared to $4.9 million for the 2004 period. Interest charges were reduced during the 2005 period as compared to the 2004 period due to the lower level of outstanding debt during the 2005 period. Since our federal tax loss carryforwards have all been used, annual income tax cash payments are expected to be approximately $23 million in 2005 compared to $12.7 million for 2004. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and to repay debt; and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We prefer to reduce debt and minimize our interest expense rather than to maintain cash balances and incur increased interest costs. We had working capital of $52.0 million at both July 1, 2005 and June 25, 2004.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of July 1, 2005 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$124.0	$—	$—	$124.0	$—
Interest on long-term debt	33.6	7.2	14.4	12.0	—
Operating leases	393.7	59.7	102.0	87.3	144.7
Equipment obligation	46.1	4.0	11.0	11.1	20.0
Volume incentives	8.3	8.3	—	—	—
IT agreements	7.6	5.3	2.3	—	—
Purchased transportation	26.2	26.2	—	—	—

Total	$639.5	$110.7	$129.7	$234.4	$164.7

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease obligations relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 2,880 containers, 1,265 chassis and 15 doublestack railcars ordered and remaining to be financed. We anticipate financing the equipment through an operating lease and will receive the equipment through February 2006. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division and will most likely meet certain volume shipping commitments for the year 2005. IT agreements reflect our Stacktrain operation’s use of APL Limited’s computer systems under a long-term contract that may be terminated by us giving 120 days notice, a three year telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008 and our term loan matures in June 2010. Due to our voluntary debt repayments during the 2005 quarter, our next required debt payment under the credit facility is June 29, 2009, but we intend to continue to make voluntary debt payments with our operating cash flows.

Cash flows used in investing activities were $2.1 million and $1.5 million for the six months ended July 1, 2005 and June 25, 2004, respectively. During the 2005 period, $0.2 million was expended for the new cartage operating system with the remainder of expenditures in the 2005 period and all of the expenditures in the 2004 period for normal computer system replacement items. The 2004 amount was partially offset by net proceeds of $0.2 million from the sale of property.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operation based on information technology systems then available in the marketplace from unrelated third parties. At July 1, 2005, an aggregate of $11.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which has been capitalized in property and equipment under Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

During the third quarter of 2002, and in connection with this conversion, we engaged in the negotiation of proposed contract modifications requested by the third party developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. Since we were unable to reach a mutually acceptable agreement with the developer, during the fourth quarter of 2002 we instituted arbitration under the contract seeking damages for the developer’s failure to complete the contract and other claims. The developer answered by denying liability and asserting a counter-claim against us for failing to continue to make progress payments following the developer’s breach of the contract. We denied liability on the developer’s counter-claim and any obligation to continue to make payments to the developer. On April 7, 2003, the developer and its corporate affiliates completed a general assignment for the benefit of creditors under California law. Under this assignment, the developer and its corporate affiliates transferred ownership of all of their rights in tangible and intangible assets, including the developer’s claims in the arbitration proceeding we commenced, to a third party assignee for purposes of liquidating such assets, winding down the developer and its corporate affiliates, and distributing the net liquidation proceeds to creditors.

As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing us from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings were pending, however, we utilized the system design work performed by the developer under the original contract. In July 2004, we entered into an agreement with the assignee settling all claims between us and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, we received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and we and the assignee exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement we took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of independent consultants, we evaluated the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. In early June 2005, we completed this evaluation, and identified a number of significant factors bearing on our decision whether to continue with the development of the software and place it into service, including: continuing growth and changes in our wholesale business since 2001 when the original system transition plan was adopted; advances in systems technology, architecture and programming language since adoption of the original system transition plan in 2001; the significant incremental costs and additional time that would be required to complete the originally planned stand-alone system and the risks in the coming years associated with the commitment to that older system; and the ongoing evolution and development of our wholesale business strategy. Based on these considerations and following our completed evaluation in the second quarter of 2005 of the software development work that had been performed by the developer, we determined to abandon the software and to write–off the $11.3 million of capitalized costs in that quarter, constituting all of development costs previously capitalized in connection with this project. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited.

Cash flows used in financing activities were $36.3 million and $26.9 million for the six months ended July 1, 2005 and June 25, 2004, respectively. During the 2005 period we repaid $30.0 million principal amount of our long-term debt. Options to purchase 101,909 shares of our common stock were exercised during the 2005 period for total proceeds to the Company of $1.0 million. During the 2004 period, we repaid $31.0 million on our long-term debt. Options to purchase 85,952 shares of our common stock were exercised during the 2004 period for total proceeds to the Company of $0.4 million. At July 1, 2005, the Company had $59.7 million available under the $75.0 million revolving credit facility, net of $15.3 million of outstanding letters of credit. At July 1, 2005, the term loan of $124.0 million was outstanding with a current interest rate of 5.3%.

On April 28, 2005, we negotiated a repricing for the term loan. The repricing resulted in an immediate reduction of ½ of 1 percent to the applicable margin. The applicable margin is subject to further reductions based upon the Company achieving certain financial ratios.

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

On April 8, 2004 and November 10, 2004, we filed with the SEC supplements to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of all 8,702,893 shares of our common stock owned by such stockholders in underwritten public offerings. The April 8, 2004 offering was for 4,000,000 shares at $20.07 per share net to the selling stockholders and the November 10, 2004 offering was for 4,702,893 shares at $17.67 per share net to the selling stockholders. There were no new shares issued by the Company in either offering and we received no proceeds from the offerings. Including the January 7, 2004 registration statement, we paid $0.5 million of fees and expenses related to these offerings and charged the costs to the Selling, General and Administrative Expenses line item of our consolidated statement of operations.

During the 2005 period, the wholesale segment received 2,335 new 53-ft. leased containers and 2,210 leased chassis and returned 1,323, 48-ft. and 53-ft. leased containers and 481 leased chassis.

During the 2004 period, the wholesale segment received 1,942 new 53-ft. leased containers and 2,464 primarily leased chassis and returned 1,660, 48-ft, and 53-ft., leased containers and 1,494 primarily leased chassis.

Other Matters

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. We do not expect the provisions of this consensus to have a material impact on our results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after

December 15, 2005. We will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of our next fiscal year and we will adopt the standard effective December 31, 2005 (the first day of our 2006 fiscal year). We have not determined the impact that this statement will have on our results of operations or financial condition.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123R (see above) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R. We have not determined the impact that this statement will have on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of July 1, 2005.

Based upon the average variable interest rate debt outstanding during the first six months of 2005, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $1.4 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”).

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of July 1, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information (exclusive of the last paragraph of Note 6) is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Board of Directors is divided into three classes that serve staggered three-year terms. At the 2005 Annual Meeting of Shareholders of Pacer International, Inc. held on May 10, 2005, the shareholders elected the following persons to the Company’s Board of Directors. Mr. Clarke was elected to serve until the 2006 Annual Meeting of Shareholders, or until his successor is elected and qualified, and Mr. Harris and Mr. Becker were elected to serve until the 2008 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	For	Withheld
Andrew C. Clarke	32,703,476	2,060,994
Joshua J. Harris	32,055,356	2,709,114
Marc E. Becker	31,667,987	3,096,483

Directors continuing in office until the 2006 Annual Meeting of Shareholders are Donald C. Orris and Robert S. Rennard. Directors continuing in office until the 2007 Annual Meeting of Shareholders are P. Michael Giftos, Thomas L. Finkbiner and Bruce H. Spector.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 5, 2005	By:	/s/ D.C. Orris
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2005	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.