Form 10-Q
period 2005-09-23
PACER INTERNATIONAL INC
filed 2005-11-02
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2005

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

Yes ☒  No ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 12, 2005
Common stock, $.01 par value per share	37,405,548 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED SEPTEMBER 23, 2005

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 23, 2005	December 31, 2004
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$9.0	$—
Accounts receivable, net of allowances of $5.9 million and $3.9 million, respectively	200.3	232.1
Prepaid expenses and other	6.7	10.2
Deferred income taxes	3.4	4.1

Total current assets	219.4	246.4

Property and equipment
Property and equipment at cost	92.9	101.2
Accumulated depreciation	(57.0)	(52.1)

Property and equipment, net	35.9	49.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	11.8	11.5
Other assets	15.5	10.2

Total other assets	315.6	310.0

Total assets	$570.9	$605.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$0.1
Book overdraft	—	18.6
Accounts payable and other accrued liabilities	169.3	166.0

Total current liabilities	169.3	184.7

Long-term liabilities
Long-term debt and capital leases	108.0	154.0
Other	2.4	2.3

Total long-term liabilities	110.4	156.3

Total liabilities	279.7	341.0

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized 37,405,548 and 37,286,638 issued and outstanding at September 23, 2005 and December 31, 2004, respectively	0.4	0.4
Additional paid-in-capital	277.2	275.4
Unearned compensation	(0.1)	(0.1)
Retained Earnings (accumulated deficit)	13.9	(11.0)
Accumulated other comprehensive loss	(0.2)	(0.2)

Total stockholders’ equity	291.2	264.5

Total liabilities and stockholders’ equity	$570.9	$605.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 23, 2005	Sept. 17, 2004	Sept. 23, 2005	Sept. 17, 2004
	(in millions, except share and per share amounts)
Revenues	$441.6	$438.2	$1,356.3	$1,277.3

Operating expenses:
Cost of purchased transportation and services	338.3	343.9	1,048.8	1,001.2
Direct operating expenses	26.5	25.6	84.4	79.8
Selling, general and administrative expenses	49.0	46.3	149.6	134.7
Write-off of computer software (Note 3)	—	—	11.3	—
Depreciation and amortization	1.7	1.8	5.2	5.4

Total operating expenses	415.5	417.6	1,299.3	1,221.1

Income from operations	26.1	20.6	57.0	56.2

Interest expense	1.9	2.2	6.3	7.1

Income before income taxes	24.2	18.4	50.7	49.1

Income taxes	9.6	7.1	20.2	18.9

Net income	$14.6	$11.3	$30.5	$30.2

Earnings per share (Note 8):

Basic:
Earnings per share	$0.39	$0.30	$0.82	$0.81

Weighted average shares outstanding	37,397,514	37,263,222	37,361,481	37,247,585

Diluted:
Earnings per share	$0.38	$0.30	$0.80	$0.79

Weighted average shares outstanding	38,061,243	37,995,418	38,021,710	38,140,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 23, 2005

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 31, 2004	37,286,638	$0.4	$275.4	$(0.1)	$(11.0)	$(0.2)	$264.5

Net income	—	—	—	—	30.5	—	30.5
Other comprehensive loss	—	—	—	—	—	—	—

Total comprehensive income	—	—	—	—	30.5	—	30.5
Common stock dividends; $0.15 per share	—	—	—	—	(5.6)	—	(5.6)
Tax benefit from exercise of stock options	—	—	0.5	—	—	—	0.5
Issuance of common stock for exercise of options	118,910	—	1.3	—	—	—	1.3

Balance September 23, 2005	37,405,548	$0.4	$277.2	$(0.1)	$13.9	$(0.2)	$291.2

Total comprehensive income for the nine months ended September 17, 2004 was $30.1 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 23, 2005	Sept. 17, 2004
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30.5	$30.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.2	5.4
Deferred taxes	0.4	8.8
Write-off of computer software	11.3	—
Changes in operating assets and liabilities:
Accounts receivable, net	31.8	(17.2)
Prepaid expenses and other	3.5	1.3
Accounts payable and other accrued liabilities	(2.3)	9.2
Other	(4.7)	(0.8)

Net cash provided by operating activities	75.7	36.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3.3)	(3.3)
Proceeds from sales of property and equipment	0.1	0.3

Net cash used in investing activities	(3.2)	(3.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	(18.6)	9.4
Proceeds from exercise of stock options	1.3	0.6
Debt, revolving credit facility and capital lease obligation repayment	(46.0)	(45.0)

Net cash used in financing activities	(63.3)	(35.0)

Effect of exchange rate changes on cash	(0.2)	0.3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9.0	(0.8)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	0.8

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9.0	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 23, 2005 and December 31, 2004 and for the three- and nine-month periods ended September 23, 2005 and September 17, 2004 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2004 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of September 23, 2005 and December 31, 2004 and for the three- and nine-month periods ended September 23, 2005 and September 17, 2004 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are included in recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, valuation of deferred income taxes and goodwill. Actual results could differ from those estimates.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At September 23, 2005 and December 31, 2004, accounts receivable included unbilled amounts for services rendered of $19.3 million and $23.7 million, respectively. Unbilled receivables represent revenue earned in the respective period but not billed to the customer until future dates, usually within one month.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 31, 2004	$(0.2)
Activity during 2005 (net of tax)	—

Balance at September 23, 2005	$(0.2)

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s pro forma net income (in millions), earnings per share and related assumptions for the three- and nine-month periods ended September 23, 2005 and September 17, 2004 would have been:

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 23, 2005	Sept. 17, 2004	Sept. 23, 2005	Sept. 17, 2004
Net income, as reported	$14.6	$11.3	$30.5	$30.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.3	0.4	0.9	1.0

Net income, pro forma	$14.3	$10.9	$29.6	$29.2

Earnings per share:
Basic, as reported	$0.39	$0.30	$0.82	$0.81

Basic, pro forma	$0.38	$0.29	$0.79	$0.78

Diluted, as reported	$0.38	$0.30	$0.80	$0.79

Diluted, pro forma	$0.38	$0.29	$0.78	$0.77

Black-Scholes option-pricing model assumptions:

Risk-free interest rate	4.24%	4.25%	4.09%	3.80%
Volatility	32%	33%	33%	43%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated option life	6.1 years	7 years	6.1 years	7 years
Fair value of options granted	$10.30	$7.10	$9.14	$9.74

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. The Company adopted this EITF on July 2, 2005, the first day of its third fiscal quarter. The adoption did not have a material impact on the Company’s results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.

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

NOTE 3. CAPITALIZED SOFTWARE

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability for the Company’s wholesale Stacktrain operation based on information technology systems then available in the marketplace from unrelated third parties. At July 1, 2005, an aggregate of $11.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which had been capitalized in property and equipment under Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount included $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

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

As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing the Company from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings were pending, however, the Company utilized the system design work performed by the developer under the original contract. In July 2004, the Company entered into an agreement with the assignee settling all claims between the Company and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, the Company received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and the Company and the assignee exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement the Company took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of independent consultants, the Company evaluated the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. In early June 2005, the Company completed this evaluation, and identified a number of significant factors bearing on the Company’s decision whether to continue with the development of the software and place it into service, including: continuing growth and changes in the Company’s wholesale business since 2001 when the original system transition plan was adopted; advances in systems technology, architecture and programming language since adoption of the original system transition plan in 2001; the significant incremental costs and additional time that would be required to complete the originally planned stand-alone system and the risks in the coming years associated with the commitment to that older system; and the ongoing evolution and development of the Company’s wholesale business strategy. Based on these considerations and following the Company’s completed evaluation in the second quarter of 2005 of the software development work that had been performed by the developer, the Company determined to abandon the software and to write-off the $11.3 million of capitalized costs in that period, constituting all of development costs previously capitalized in connection with this project. The Company will continue to avail itself of the services and support under its existing long-term technology services agreement with APL Limited.

NOTE 4. LONG-TERM DEBT

At September 23, 2005, the Company had $59.7 million available under the $75.0 million revolving credit facility, net of $15.3 million of outstanding letters of credit. At September 23, 2005, the term loan of $108.0 million was outstanding with a current interest rate of 5.4%. The Company repaid $46.0 million and $45.0 million of long-term debt and capital lease obligations during the nine months ended September 23, 2005 and September 17, 2004, respectively. Operating cash flows funded the repayment of the debt.

On September 14, 2005, the Company entered into an amendment to its credit agreement to, among other things, increase the maximum aggregate cash dividends payable by the Company.

On April 28, 2005 the Company negotiated a repricing for the term loan. The repricing resulted in an immediate reduction of  1/2 of 1 percent to the applicable margin. The applicable margin is subject to further reductions based upon the Company achieving certain financial ratios.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-term debt and capital leases are summarized as follows (in millions):

Sept. 23, 2005
Term loan (5.4%; due June 10, 2010)	$108.0
Revolving credit facility (due June 10, 2008)	—

Total	108.0
Less current portion	—

Long-term portion	$108.0

Contractual maturities of long-term debt subsequent to September 23, 2005 are as follows (in millions):

Remaining in 2005	$—
2006	—
2007	—
2008	—
2009	0.5
2010	107.5

Total	$108.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2002 Stock Option Plan. The table below details the Company’s stock option activity for the nine-month periods ended September 23, 2005 and September 17, 2004, respectively.

	Nine Months Ended
Common Stock Options	Sept. 23, 2005	Sept. 17, 2004
Granted
@ $16.18 per share	—	47,000
@ $19.54 per share	47,000	—
@ $19.66 per share	—	99,000
@ $20.31 per share	—	37,000
@ $25.75 per share	47,500	—

Subtotal	94,500	183,000

Exercised
@ $4.31 per share	—	58,728
@ $5.00 per share	23,310	29,859
@ $10.00 per share	49,000	6,000
@ $12.50 per share	19,700	13,300
@ $13.74 per share	14,000	—
@ $15.78 per share	5,500	—
@ $16.18 per share	5,800	—
@ $19.66 per share	1,600	—

Subtotal	118,910	107,887

Canceled or Expired
@ $5.00 per share	1,333	17,998
@ $12.50 per share	23,200	47,700
@ $13.74 per share	6,000	—
@ $15.00 per share	—	34,760
@ $15.78 per share	25,000	4,800
@ $19.76 per share	—	10,000
@ $21.51 per share	200	—

Subtotal	55,733	115,258

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

During the second quarter of 2005 the Company also engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believes that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel has assured would occur if the Company were to prevail in the remand trial), taken together with the original $488,978 restitution award for the Company’s failure to disclose the change in its liability insurance retention amount, would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter. During the third quarter, the parties signed the definitive documents reflecting the settlement agreement, and the settlement agreement and related documents received the preliminary approval of the court. Pursuant to the settlement agreement, the Company has retained an independent third party to administer the claims process. Upon completion of this process, the Company and plaintiffs’ counsel will submit the final settlement of claims to the court for final approval. Upon final court approval, payment of allowed claims will be made and the settlement will be completed. The Company presently expects that the claims process and final settlement will be concluded in the first quarter of 2006.

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

At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. The Company contends that this finding was incorrect under well-settled law in Texas in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. The Company appealed to the Twelfth Texas Court of Appeals at Tyler, which earlier this year refused to reverse the trial court. The Company then appealed to the Texas Supreme Court. The Supreme Court ordered a full briefing of the appeal, which was completed during the first quarter of 2005. On October 14, the Supreme Court notified the Company’s counsel that it would not accept the Company’s appeal. On October 31, the Company filed a motion for rehearing with the Supreme Court based on several factors, including the Supreme Court’s recent issuance of case law that indicates that the court of appeals decision with respect to the plaintiff’s own negligence was improperly decided, and which the Company believes can warrant the Supreme Court’s granting of the Company’s appeal. If the Supreme Court grants the Company’s motion for rehearing, it would likely schedule oral arguments and then take the Company’s appeal under consideration and render a final decision. If the Supreme Court denies the Company’s motion for rehearing, the original trial court verdict will become final and the full amount of the Dicks judgment, plus interest and costs, will become due and payable. Currently the maximum possible loss exposure approximates $1.3 million, of which $0.3 million has been accrued.

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

At September 23, 2005, the Company had a commitment to acquire 1,746 53-ft. containers and 860 53-ft. chassis through operating leases. Delivery will take place through February 2006.

NOTE 7. SEGMENT INFORMATION

The Company has two reportable segments, the wholesale segment and the retail segment, which have separate management teams and offer different but related products and services. The wholesale segment provides intermodal rail transportation and local trucking services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. The retail segment provides truck brokerage and truck services, intermodal marketing, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers. Approximately 85% to 90% of total revenues are generated in the United States and all significant assets are located in the United States.

The following table presents revenues generated by country or geographical area for the three-and nine-month periods ended September 23, 2005 and September 17, 2004 (in millions).

	Three Months Ended		Nine Months Ended
	Sept. 23, 2005	Sept. 17, 2004	Sept. 23, 2005	Sept. 17, 2004
United States	$372.6	$393.8	$1,194.1	$1,153.4
Mexico	28.5	9.3	48.3	28.4
Russia/China	13.9	8.2	29.8	24.7
Europe	7.4	6.0	22.5	16.5
Far East	5.3	4.5	16.2	12.7
Canada	4.8	4.5	13.7	11.4
Australia/New Zealand	2.9	1.8	7.6	5.0
Africa	1.2	0.2	1.8	0.6
South America	0.8	0.8	3.4	2.3
Mideast	0.8	3.3	2.6	4.7
All Other	3.4	5.8	16.3	17.6

Total	$441.6	$438.2	$1,356.3	$1,277.3

All of the foreign revenues are generated by the retail segment with the exception of Mexico, where the Company’s wholesale Stacktrain operation generates revenues.

For the three- and nine-month periods ended September 23, 2005 and September 17, 2004, the Company had no customers that contributed more than 10% of the Company’s total revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and nine-month periods ended September 23, 2005 and September 17, 2004 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended September 23, 2005
Revenues	$269.0	$213.2	$—	$482.2
Inter-segment elimination	(40.6)	—	—	(40.6)

Subtotal	228.4	213.2	—	441.6
Income from operations	28.6	2.1	(4.6)	26.1
Depreciation	0.8	0.8	0.1	1.7
Capital expenditures	0.6	0.6	—	1.2
Total assets	$469.7	$132.8	$(31.6)	$570.9

3 Months ended September 17, 2004
Revenues	$233.4	$235.7	$—	$469.1
Inter-segment elimination	(30.9)	—	—	(30.9)

Subtotal	202.5	235.7	—	438.2
Income from operations	23.6	1.0	(4.0)	20.6
Depreciation	0.9	0.9	—	1.8
Capital expenditures	0.1	1.5	—	1.6
Total assets	$390.3	$232.0	$(23.7)	$598.6

9 Months ended September 23, 2005
Revenues	$794.1	$683.3	$—	$1,477.4
Inter-segment elimination	(121.1)	—	—	(121.1)

Subtotal	673.0	683.3	—	1,356.3
Income from operations 1/	63.7	7.5	(14.2)	57.0
Depreciation	2.6	2.5	0.1	5.2
Capital expenditures	1.0	2.3	—	3.3
Total assets	$469.7	$132.8	$(31.6)	$570.9

9 Months ended September 17, 2004
Revenues	$695.8	$669.4	$—	$1,365.2
Inter-segment elimination	(87.9)	—	—	(87.9)

Subtotal	607.9	669.4	—	1,277.3
Income from operations	61.8	5.2	(10.8)	56.2
Depreciation	2.8	2.6	—	5.4
Capital expenditures	0.2	3.1	—	3.3
Total assets	$390.3	$232.0	$(23.7)	$598.6

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $40.6 million and $121.1 million for the three- and nine-month periods ending September 23, 2005 and $30.9 million and $87.9 million for the three- and nine-month periods ending September 17, 2004, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

1/ Wholesale segment and consolidated income from operations for the nine-month period ended September 23, 2005 includes $11.3 million for the write-off of previously capitalized computer software development costs (see Note 3).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 23, 2005	Sept. 17, 2004	Sept. 23, 2005	Sept. 17, 2004
Numerator:
Net income	$14.6	$11.3	$30.5	$30.2

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	37,397,514	37,263,222	37,361,481	37,247,585
Effect of dilutive securities:
Stock options	663,729	732,196	660,229	892,513

Denominator for earnings per share-diluted	38,061,243	37,995,418	38,021,710	38,140,098

Earnings per share-basic	$0.39	$0.30	$0.82	$0.81

Earnings per share-diluted	$0.38	$0.30	$0.80	$0.79

Options to purchase 47,500 shares of common stock at $25.75 per share were outstanding during the three- and nine-months ended September 23, 2005 but were not included in the computation of diluted earnings per share for those periods because the options’ exercise price was greater than the average market price of the common shares during these periods. Options to purchase 10,000 shares of common stock at $19.65 per share, 99,000 shares of common stock at $19.66 per share, 37,000 shares of common stock at $20.31 per share, and 7,000 shares of common stock at $21.51 per share were outstanding during the three- and nine-months ended September 17, 2004 but were not included in the computation of diluted earnings per share for those periods because the options’ exercise prices were greater than the average market price of the common shares during these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our Critical Accounting Policies, and the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Congestion, work stoppages, capacity shortages or weather related issues and service disruptions affecting our rail and motor transportation providers;

•	Industry trends, including changes in the costs of services from rail and motor transportation providers;

•	The loss of one or more of our major customers;

•	The impact of competitive pressures in the marketplace;

•	The frequency and severity of accidents, particularly involving our trucking operations;

•	Changes in our business strategy, development plans or cost savings plans;

•	Availability of qualified personnel;

•	Changes in, or the failure to comply with, government regulation;

•	Increases in interest rates;

•	Difficulties in maintaining or enhancing our information technology systems;

•	Our ability to integrate acquired businesses;

•	Terrorism and acts of war;

•	Increases in our leverage; and

•	The other risk factors detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission (“SEC”), including those set forth under the caption “Risks Related to Our Business” in our annual report on Form 10-K for the fiscal year ended December 31, 2004 filed March 14, 2005.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this quarterly report.

Executive Summary

During the third quarter of 2005, our Board of Directors made the decision to institute a quarterly dividend policy of $0.15 per common share ($0.60 per common share per annum) to enhance shareholder value and return profits to stockholders. In September 2005, the first quarterly dividend of $0.15 per common share was declared by our Board of Directors. The dividend was paid in October 2005. The declaration of future dividends by the Company and the amount thereof is in the discretion of our Board of

Directors and will depend on our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

Our financial performance for the third quarter of 2005 was one of our strongest quarters since our IPO in 2002 with both our wholesale and retail segments showing improvements in the 2005 quarter versus the 2004 quarter. Income from operations for the 2005 quarter increased $5.5 million to $26.1 million, net income increased $3.3 million to $14.6 million and diluted earnings per share increased $0.08 to $0.38 for the quarter. The recent hurricane activity has had minimal impact on our results as we were able to reroute the majority of shipments through the St. Louis gateway and away from the New Orleans gateway. We completed the transition of a lower margin truck brokerage customer to another service provider during the quarter, and our retail segment usage of our wholesale segment increased to $40.6 million for the 2005 quarter, representing a 31.4% increase over the 2004 quarter due to our initiative to increase cross selling between segments. We generated $37.1 million in operating cash flows for the third quarter of 2005 and repaid $16.0 million of debt, reducing our long-term debt to $108.0 million. While our next required debt payment is not until December 30, 2009, we intend to continue to make voluntary debt payments with our operating cash flows.

We believe that our retail segment operations continued to show progress during the third quarter of 2005, contributing $2.1 million to income from operations, up 110% from the comparable 2004 quarter. Our wholesale Stacktrain operations continue to be the strength of the Company with income from operations of $27.6 million for the 2005 quarter. All three Stacktrain lines of business increased revenues for the third quarter of 2005 over the 2004 quarter with third-party domestic up 23.8%, automotive up 7.6% and international up 25.8%. Contributing to the revenue increases for the third quarter of 2005 was a 15.1% average fuel surcharge compared to a 7.0% surcharge in the comparable 2004 quarter. We believe that the higher fuel surcharges will continue in the near future. Income from operations for our cartage operations decreased $0.4 million for the 2005 quarter compared to the 2004 quarter due primarily to costs related to the acquisition and retention of owner/operators, fuel costs and equipment charges.

We still have a number of areas that need management focus in the quarters ahead including: improving rail service by working with our core rail carriers; improving the success of our owner/operator acquisition and retention activities; continuing progress on safety; and, improving intermodal volumes in our rail brokerage unit which softened during the 2005 quarter.

As discussed in our annual report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 14, 2005, we use a key objective management process designed to improve execution of objectives deemed to be substantive to our financial results. Progress is continuing on 9 critical and 13 other key objectives underway throughout the Company. These initiatives are aimed at increasing business growth, improving margins and profitability and improving or maintaining safety in our transportation businesses. However, no assurance can be given that any of the identified objectives will be successful or achieve the business growth or operating improvements sought.

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

Deferred Tax Assets. At September 23, 2005, we have recorded net deferred tax assets of $16.1 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $40.5 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

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

Results of Operations

Three Months Ended September 23, 2005 Compared to Three Months Ended September 17, 2004

The following table sets forth our historical financial data by reportable segment for the three months ended September 23, 2005 and September 17, 2004 (in millions).

	2005	2004	Change	% Change
Revenues
Wholesale	$269.0	$233.4	$35.6	15.3%
Retail	213.2	235.7	(22.5)	(9.5)
Inter-segment elimination	(40.6)	(30.9)	(9.7)	31.4

Total	441.6	438.2	3.4	0.8

Cost of purchased transportation and services
Wholesale	196.2	168.0	28.2	16.8
Retail	182.7	206.8	(24.1)	(11.7)
Inter-segment elimination	(40.6)	(30.9)	(9.7)	31.4

Total	338.3	343.9	(5.6)	(1.6)

Direct operating expenses
Wholesale	26.5	25.6	0.9	3.5
Retail	—	—	—	—

Total	26.5	25.6	0.9	3.5

Selling, general & administrative expenses
Wholesale	16.9	15.3	1.6	10.5
Retail	27.6	27.0	0.6	2.2
Corporate	4.5	4.0	0.5	12.5

Total	49.0	46.3	2.7	5.8

Depreciation and amortization
Wholesale	0.8	0.9	(0.1)	(11.1)
Retail	0.8	0.9	(0.1)	(11.1)
Corporate	0.1	—	0.1	n.m.

Total	1.7	1.8	(0.1)	(5.6)

Income from operations
Wholesale	28.6	23.6	5.0	21.2
Retail	2.1	1.0	1.1	110.0
Corporate	(4.6)	(4.0)	(0.6)	(15.0)

Total	26.1	20.6	5.5	26.7

Interest expense	1.9	2.2	(0.3)	(13.6)
Income taxes	9.6	7.1	2.5	35.2
Net income	$14.6	$11.3	$3.3	29.2%

Revenues. Revenues increased $3.4 million, or 0.8%, for the three months ended September 23, 2005 compared to the three months ended September 17, 2004. Revenues in our retail segment decreased $22.5 million, or 9.5%, for the 2005 quarter compared to the 2004 quarter due primarily to the completion of the transitioning of a truck brokerage customer to another service provider, coupled with reduced intermodal traffic volumes. Revenues for our truck brokerage unit decreased 39.7% compared to the 2004 quarter due to the completion of this transitioning. While our rail brokerage unit reported higher income from operations for the 2005 quarter compared to the 2004 quarter due primarily to yield management and cost cutting efforts, revenues decreased by 11.7% due to decreased intermodal traffic volumes during the 2005 period partially offset by a higher fuel surcharge in the 2005 period. Warehousing and distribution revenues were up 30.5% due to additional business from existing customers and yield management efforts. Our international unit revenues were up 16.8% due to continuing strong import/export business compared to the 2004 quarter. Truck services revenues were up 14.4% due to additional agents in the 2005 quarter and an increase in the amount of freight brokered due to high transportation demand. Revenues for our supply chain services unit increased 1.4% due to increases from existing customers.

Wholesale segment revenues increased $35.6 million, reflecting an increase in our Stacktrain operations partially offset by a decrease in our cartage operations. Cartage revenues decreased $0.2 million due to owner/operator acquisition and retention issues. In addition, revenue growth at the new cartage locations opened in the northeast and southeast sections of the United States in early 2005 continues to be slow. These issues are being addressed with key objective management focus. Stacktrain revenues increased $35.8 million in the third quarter of 2005 compared to the 2004 quarter and reflected increases in wholesale third-party domestic, automotive, international and container per diem revenues. The 23.8% increase in wholesale third-party domestic freight revenues was due to increases during the 2005 quarter compared to the 2004 quarter from several intermodal marketing companies, including our own rail brokerage operations. In addition to selective rate increases implemented during the quarter, a 15.1% average fuel surcharge was in effect during the 2005 quarter compared to a 7.0% average surcharge during the 2004 quarter. We expect that the fuel surcharge percentage will remain at these increased levels at least for the near term due to high fuel costs. Domestic containers handled increased 8.7% over the 2004 quarter and the average freight revenue per container increased 13.8%. Results in both periods were negatively impacted by hurricane activity and service issues with our core rail carriers. The 7.6% increase in automotive freight revenues was due to a volume increase of 4.8% over the third quarter of 2004 coupled with a 2.6% increase in the average freight revenue per container. The 25.8% increase in wholesale international revenues was due to a 13.0% increase in the average freight revenue per container combined with an 11.3% increase in containers handled. The $0.8 million 2005 quarter increase in container per diem revenue resulted from more containers in service during the 2005 quarter compared to the 2004 quarter. In addition, a new Stacktrain per diem billing system was completed during the first quarter of 2005 which has improved billing and collection efforts.

Our retail segment usage of our wholesale segment for rail transportation increased by $9.7 million, or 31.4%, in the 2005 quarter compared to the 2004 quarter as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $1.3 million in the 2005 quarter compared to the 2004 quarter due primarily to reduced retail automotive business.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $5.6 million, or 1.6%, for the three months ended September 23, 2005 compared to the three months ended September 17, 2004. Cost of purchased transportation and services in our retail segment decreased $24.1 million due primarily to the completion of transition of a truck brokerage customer during the 2005 quarter coupled with reduced rail brokerage shipments discussed above. The overall gross margin percentage on our retail business increased from 12.3% in the 2004 quarter to 14.3% in the 2005 quarter primarily reflecting changes in business mix and improved yield efforts. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the margin percentage increase as this customer was a low margin account. Our rail brokerage margin percentage increased over the 2004 quarter due in part to yield management initiatives. These increases were partially offset by a decline in margin percentage in our truck services unit due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner/operators. Our international unit also experienced a margin percentage decline reflecting an increase in lower margin import business in the 2005 quarter compared to the 2004 quarter. Margin percentages in our remaining retail segment divisions for the 2005 quarter were comparable to the 2004 quarter.

The wholesale segment’s cost of purchased transportation and services increased $28.2 million for the 2005 quarter compared to the 2004 quarter reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 9.1% increase in the cost per container due primarily to increased fuel costs from our underlying service providers and changes in business mix. The cartage increase was due to higher owner/operator costs, fuel costs and equipment charges during the 2005 quarter. The overall gross margin percentage for the wholesale segment decreased from 28.0% in the 2004 quarter to 27.0% in the 2005 quarter.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $0.9 million, or 3.5%, in the 2005 quarter compared to the 2004 quarter due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2005 quarter. At September 23, 2005, we had 12.6% or 3,083 more containers and 7.8% or 2,020 more chassis than at September 17, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million, or 5.8%, in the 2005 quarter compared to the 2004 quarter. The increase was primarily the result of increased compensation expense associated with a 4% wage increase effective January 1, 2005. Average employment decreased by 29 in the 2005 quarter compared to the 2004 quarter due primarily to reductions related to the completion of the transition of a truck brokerage customer to another service provider. In addition, during the 2005 quarter $2.2 million was accrued for employee bonuses compared to no accrual in the comparable 2004 quarter. This increase in expense relative to the prior period was partially offset by reduced temporary warehouse rental expense in our retail segment during the 2005 quarter due to vacating temporary warehouses in 2004, as well as reduced Sarbanes-Oxley Act of 2002 compliance costs.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.1 million, or 5.6%, in the 2005 quarter compared to the 2004 quarter due to property retirements.

Income From Operations. Income from operations increased $5.5 million, or 26.7%, from $20.6 million in the 2004 quarter to $26.1 million in the 2005 quarter. Wholesale segment income from operations increased $5.0 million reflecting a $5.4 million increase in Stacktrain income from operations partially offset by a $0.4 million decrease in cartage income from operations. The Stacktrain increase was due to strength in all three lines of the wholesale business as well as increased container per diem income related to more containers in service during the 2005 quarter. The cartage decrease was due primarily to higher owner/operator costs related to the acquisition and retention of owner/operators, and higher fuel costs and equipment charges during the 2005 quarter compared to the 2004 quarter. Retail segment income from operations increased $1.1 million for the quarter reflecting increases primarily at the rail brokerage, warehouse and distribution and international units, partially offset by reduced income from operations at the truck services unit due to the increase in lower margin brokerage business and the truck brokerage unit due to the completion of the transition of a customer to another service provider. Income from operations for the 2005 quarter was adversely impacted by the corporate bonus accrual partially offset by reduced costs related to compliance with the Sarbanes-Oxley Act of 2002.

Interest Expense. Interest expense decreased by $0.3 million, or 13.6%, for the 2005 quarter compared to the 2004 quarter due primarily to a lower level of outstanding debt during the period. At September 23, 2005, total long-term debt was $108.0 million, $61.1 million less than the balance of $169.1 million at September 17, 2004. Interest rates have increased from an average of approximately 4.0% during the 2004 quarter to 5.4% during the 2005 quarter.

Income Tax Expense. Income tax expense increased $2.5 million in the 2005 quarter compared to the 2004 quarter due to higher pre-tax income in the 2005 quarter, combined with a higher effective tax rate of 39.7% for the 2005 quarter compared to 38.6% for the 2004 quarter. The effective tax rate for the 2004 quarter was lower than the rate for the 2005 quarter due to a state tax rate study reducing the rate for the 2004 quarter.

Net Income. Net income increased by $3.3 million from $11.3 million in the 2004 quarter to $14.6 million in the 2005 quarter reflecting the higher income from operations (up $5.5 million) as discussed above, combined with reduced interest costs (down $0.3 million) associated with the lower level of outstanding debt during the 2005 quarter, partially offset by higher income tax expense (up $2.5 million) related to a higher pre-tax income and higher effective tax rate in the 2005 quarter.

Nine Months Ended September 23, 2005 Compared to Nine Months Ended September 17, 2004

The following table sets forth our historical financial data by reportable segment for the nine months ended September 23, 2005 and September 17, 2004 (in millions).

	2005	2004	Change	% Change
Revenues
Wholesale	$794.1	$695.8	$98.3	14.1%
Retail	683.3	669.4	13.9	2.1
Inter-segment elimination	(121.1)	(87.9)	(33.2)	37.8

Total	1,356.3	1,277.3	79.0	6.2

Cost of purchased transportation and services
Wholesale	579.4	505.0	74.4	14.7
Retail	590.5	584.1	6.4	1.1
Inter-segment elimination	(121.1)	(87.9)	(33.2)	37.8

Total	1,048.8	1,001.2	47.6	4.8

Direct operating expenses
Wholesale	84.4	79.8	4.6	5.8
Retail	—	—	—	—

Total	84.4	79.8	4.6	5.8

Selling, general & administrative expenses
Wholesale	52.7	46.3	6.4	13.8
Retail	82.8	77.6	5.2	6.7
Corporate	14.1	10.8	3.3	30.6

Total	149.6	134.7	14.9	11.1

Write-off of computer software
Wholesale	11.3	—	11.3	n.m.
Retail	—	—	—	—
Corporate	—	—	—	—

Total	11.3	—	11.3	n.m.

Depreciation and amortization
Wholesale	2.6	2.9	(0.3)	(10.3)
Retail	2.5	2.5	—	—
Corporate	0.1	—	0.1	n.m.

Total	5.2	5.4	(0.2)	(3.7)

Income from operations
Wholesale	63.7	61.8	1.9	3.1
Retail	7.5	5.2	2.3	44.2
Corporate	(14.2)	(10.8)	(3.4)	31.5

Total	57.0	56.2	0.8	1.4

Interest expense	6.3	7.1	(0.8)	(11.3)
Income taxes	20.2	18.9	1.3	6.9
Net income	$30.5	$30.2	$0.3	1.0%

Revenues. Revenues increased $79.0 million, or 6.2%, for the nine months ended September 23, 2005 compared to the nine months ended September 17, 2004. Revenues in our retail segment increased $13.9 million, or 2.1%, for the 2005 period compared to the 2004 period due to increased revenues from all but two of our retail divisions. Truck services revenues were up 18.8% due to additional agents in the 2005 period and an increase in the amount of freight brokered due to high transportation demand. Our international unit revenues were up 19.1% due to continuing strong import/export business compared to the 2004 period which more than offset reduced international relief shipments during the 2005 period. Warehousing and distribution revenues were up 13.3% due to additional business from existing customers and yield management efforts. Revenues for our supply chain services unit increased 5.4% due to expansion of services to and other increases from existing customers. While our rail brokerage unit reported higher income from operations for the 2005 period compared to the 2004 period due primarily to yield management and cost cutting efforts, revenues decreased by 0.6% due to decreased intermodal traffic volumes during the 2005 period partially offset by a higher fuel surcharge in the 2005 period. Our truck brokerage unit experienced a 14.1% decline in revenues during the 2005 period compared to the 2004 period due to the completion of transitioning of a customer to another service provider, partially offset by increases in brokered freight activities.

Wholesale segment revenues increased $98.3 million, reflecting increases in both cartage and Stacktrain operations. Depressing both Stacktrain and cartage revenues during the 2005 period was the Union Pacific embargo of Southern California locations due to severe weather conditions in January 2005 and during the 2004 period was the West Coast independent owner/operator truckers’ work stoppage. In addition, hurricane activity has impaired operations during both periods. Cartage revenues increased $4.2 million due to increased revenue from the nine new cartage locations opened in early 2005, primarily in the northeast and southeast sections of the United States, although revenue growth has been slow at these locations. In addition, depressing cartage revenue growth has been owner/operator acquisition and retention issues. These issues are being addressed with key objective management focus. Stacktrain revenues increased $94.1 million in the 2005 period compared to the 2004 period and reflected increases in wholesale third-party domestic, automotive, international and container per diem revenues. The 20.0% increase in wholesale third-party domestic freight revenues was due to increases during the 2005 period compared to the 2004 period from several intermodal marketing companies, including our own rail brokerage operations. In addition to selective rate increases implemented during the period, a 13.2% average fuel surcharge was in effect during the 2005 period compared to a 5.9% average surcharge during the 2004 period. We expect that the fuel surcharge percentage for the near term will remain at the increased levels experienced during the third quarter of 2005 due to high fuel costs. Domestic containers handled increased 7.3% over the 2004 period and the average freight revenue per container increased 11.8%. The 10.6% increase in automotive freight revenues was due to a volume increase of 7.8% over the 2004 period coupled with a 2.6% increase in the average freight revenue per container. The 11.0% increase in wholesale international revenues was due to a 7.8% increase in the average freight revenue per container coupled with a 2.9% increase in containers handled. The $3.8 million 2005 period increase in container per diem revenue resulted from more containers in service during the 2005 period compared to the 2004 period. In addition, a new Stacktrain per diem billing system was completed during the first quarter of 2005 which has improved billing and collection efforts.

Our retail segment usage of our wholesale segment for rail transportation increased by $33.2 million, or 37.8%, in the 2005 period compared to the 2004 period as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $5.5 million in the 2005 period compared to the 2004 period due primarily to reduced retail automotive business.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $47.6 million, or 4.8%, for the nine months ended September 23, 2005 compared to the nine months ended September 17, 2004. Cost of purchased transportation and services in our retail segment increased $6.4 million due primarily to the increased business discussed above. The overall gross margin percentage on our retail business increased from 12.8% in the 2004 period to 13.6% in the 2005 period primarily reflecting changes in business mix and improved yield efforts. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the margin percentage increase as this customer was a low margin account. Also contributing to the margin percentage increase in the 2005 period was an increase in the warehousing and distribution gross margin percentage due to improved handling and yield management and the inclusion, in the 2004 period, of costs to vacate temporary warehousing facilities. These increases were partially offset by a decline in margin percentage in our truck services unit due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner/operators. Our international unit also experienced a margin percentage decline with the increase in lower margin import business in the 2005 period compared to the 2004 period. Margin percentages in our remaining retail segment divisions for the 2005 period were comparable to the 2004 period.

The wholesale segment’s cost of purchased transportation and services increased $74.4 million, or 14.7%, for the 2005 period compared to the 2004 period reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 7.6% increase in the cost per container due primarily to increased fuel costs from our underlying service providers and changes in business mix. The cartage increase was also due primarily to increased shipments noted above coupled with higher owner/operator costs, fuel costs and equipment charges during the 2005 period. The overall gross margin percentage for the wholesale segment decreased slightly from 27.4% in the 2004 period to 27.0% in the 2005 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $4.6 million, or 5.8%, in the 2005 period compared to the 2004 period due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2005 period. At September 23, 2005, we had 12.6% or 3,083 more containers and 7.8% or 2,020 more chassis than at September 17, 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.9 million, or 11.1%, in the 2005 period compared to the 2004 period. During the 2005 period, we expensed $1.9 million relating to the settlement of three legal cases. These cases related to our cartage, truck services and corporate units. The overall increase was also the result of increased compensation expense associated with a 4% wage increase effective January 1, 2005, an overall average increase of 22 people employed during the 2005 period compared to the 2004 period and an increase in other professional fees and costs related to various continuing legal matters. In addition, during the 2005 period, $4.7 million was accrued for employee bonuses compared to no accrual in the comparable 2004 period. Also contributing to the increased 2005 expense was the receipt during the 2004 period of an insurance settlement related to the September 11, 2001 terrorist attack which reduced costs in the 2004 period. The overall increase in expense relative to the prior period was partially offset by reduced temporary warehouse rental expense in our retail segment during the 2005 period due to vacating temporary warehouses in 2004, as well as reduced Sarbanes-Oxley Act of 2002 compliance costs. The headcount increase was in our retail segment and related primarily to increased employment in our truck services division partially offset by reduced truck brokerage employment related to the completion of transitioning of a customer to another service provider.

Write-off of Computer Software. During the second quarter of 2005, based on an internal analysis of the cost to continue the computer software development project and an assessment of a review by an independent third-party, we decided to abandon the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operations. A total of $11.3 million, which had been capitalized in property and equipment for the development of the software, was written-off. We will continue to avail ourselves of the services and support for up to the next 14 years under the existing long-term agreement with APL Limited.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.2 million, or 3.7%, for the 2005 period compared to the 2004 period due to property retirements.

Income From Operations. Income from operations increased $0.8 million, or 1.4%, from $56.2 million in the 2004 period to $57.0 million in the 2005 period. Wholesale segment income from operations increased $1.9 million reflecting a $4.2 million increase in Stacktrain income from operations partially offset by a $2.3 million decrease in cartage income from operations. The Stacktrain increase was due to strength in all three lines of wholesale business as well as increased container per diem related to more containers in service during the 2005 period, partially offset by the write-off of the $11.3 million of software development costs. The cartage decrease was due primarily to a legal settlement mentioned above combined with higher owner/operator costs related to the acquisition and retention of owner/operators, and higher fuel costs and equipment charges during the 2005 period compared to the 2004 period. Retail segment income from operations increased $2.3 million for the period reflecting increases at the warehouse and distribution, rail brokerage, truck brokerage and international units. This was partially offset by reduced income from operations at the truck services and supply chain services units. Income from operations for the 2005 period was adversely impacted by corporate costs related to the settlement of the litigation mentioned above coupled with increased bonus accruals in the 2005 quarter, partially offset by reduced costs related to compliance with the Sarbanes-Oxley Act of 2002. Excluding the $11.3 million charge for the write-off of Stacktrain computer software, overall income from operations for the 2005 period would have been $68.3 million. See the table below for a reconciliation of as reported results to as adjusted results.

Interest Expense. Interest expense decreased by $0.8 million, or 11.3%, for the 2005 period compared to the 2004 period due primarily to a lower level of outstanding debt during the period. At September 23, 2005, total long-term debt was $108.0 million, $61.1 million less than the balance of $169.1 million at September 17, 2004. Interest rates have increased from an average of approximately 4.0% during the 2004 period to 5.4% during the 2005 period.

Income Tax Expense. Income tax expense increased $1.3 million in the 2005 period compared to the 2004 period due to higher pre-tax income in the 2005 period, combined with a higher effective tax rate of 39.8% for the 2005 period compared to 38.5% for the 2004 period. The effective tax rate for the 2004 period was lower than the rate for the 2005 period due to a state tax rate study reducing the rate for the 2004 period.

Net Income. Net income increased $0.3 million from $30.2 million in the 2004 period to $30.5 million in the 2005 period reflecting the higher income from operations (up $0.8 million) as discussed above, combined with reduced interest costs (down $0.8 million) associated with the lower level of outstanding debt during the 2005 period, partially offset by higher income tax expense (up $1.3 million) related to a higher pre-tax income and a higher effective tax rate in the 2005 period. Excluding the $11.3 million pre-tax charge ($6.8 million after-tax) for the write-off of Stacktrain computer software, net income for the 2005 period would have been $37.3 million. See the table below for a reconciliation of as reported results to as adjusted results.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Nine Months Ended September 23, 2005 (in millions, except share and per share amounts)

(Unaudited)

Item	As Reported Results	Adjustments		As Adjusted Results
Income from operations	$57.0	$11.3	1/	$68.3
Interest expense	6.3	—		6.3

Income before income taxes	50.7	11.3		62.0
Income taxes	20.2	4.5	2/	24.7

Net income	$30.5	$6.8		$37.3

Diluted earnings per share	$0.80	$0.18		$0.98

Weighted average shares outstanding	38,021,710	38,021,710		38,021,710

1/	Write-off of costs related to the development of Stacktrain computer software.

2/	Income tax effect of the write-off at the effective rate.

Liquidity and Capital Resources

Cash generated by operating activities was $75.7 million and $36.9 million for the nine months ended September 23, 2005 and September 17, 2004, respectively. The increase in cash provided by operating activities in the 2005 period was due primarily to a higher income from operations combined with the $11.3 million non-cash write-off of computer software during the second quarter of 2005 and the timing of receivables and payables. Both receivables and payables were slightly elevated at year-end and are now at more normal levels. In addition, the completion of the transitioning of a truck brokerage customer to another service provider also contributed to the increase, as well as reduced interest charges during the 2005 period as compared to the 2004 period due to the lower level of outstanding debt during the 2005 period. Partially offsetting the increase in cash from operating activities were tax payments of $18.7 million made during the 2005 period compared to $8.1 million for the 2004 period. Since our federal tax loss carryforwards have all been used, annual income tax cash payments are expected to be approximately $23 million in 2005 compared to $12.7 million for 2004. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We prefer to reduce debt and minimize our interest expense rather than to maintain cash balances and incur increased interest costs. We had working capital of $50.1 million and $54.1 million at September 23, 2005 and September 17, 2004, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of September 23, 2005 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$108.0	$—	$—	$108.0	$—
Interest on long-term debt	30.5	6.4	12.8	11.3	—
Operating leases	401.7	61.8	105.0	91.4	143.5
Equipment obligation	26.8	2.5	6.7	6.8	10.8
Volume incentives	10.6	10.6	—	—	—
IT agreements	7.1	5.3	1.8	—	—
Purchased transportation	26.6	26.6	—	—	—

Total	$611.3	$113.2	$126.3	$217.5	$154.3

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease obligations relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 1,746 containers and 860 chassis ordered and remaining to be financed. We anticipate financing the equipment through an operating lease and will receive the equipment through February 2006. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division and will most likely meet certain volume shipping commitments for the year 2005. IT agreements reflect our Stacktrain operation’s use of APL Limited’s computer systems under a long-term contract that may be terminated by us on 120 days notice, a three year telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June

2008 and our term loan matures in June 2010. Due to our voluntary debt repayments during the 2005 quarter, our next required debt payment under the credit facility is December 30, 2009, but we intend to continue to make voluntary debt payments with our operating cash flows.

Cash flows used in investing activities were $3.2 million and $3.0 million for the nine months ended September 23, 2005 and September 17, 2004, respectively. During the 2005 period, $0.2 million was expended for the new cartage operating system with the remainder of expenditures in the 2005 period and all of the expenditures in the 2004 period for normal computer system replacement items. The 2005 and 2004 amounts were partially offset by net proceeds of $0.1 million and $0.3 million from the sale of property, respectively.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability for our wholesale Stacktrain operation based on information technology systems then available in the marketplace from unrelated third parties. At July 1, 2005, an aggregate of $11.3 million had been paid to such third parties for the acquisition and development of software in connection with the conversion project, which had been capitalized in property and equipment under Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). This amount includes $6.9 million paid to a third party developer under a fixed-price development contract discussed below.

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

As a result of this assignment and the related liquidation proceedings, the assignee retained control over the partially completed software code created by the developer under the original contract, thus preventing us from utilizing it in connection with the conversion project. While the separate arbitration and liquidation proceedings were pending, however, we utilized the system design work performed by the developer under the original contract. In July 2004, we entered into an agreement with the assignee settling all claims between us and the developer asserted in the arbitration and otherwise arising under the original contract. Under the settlement agreement, we received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and we and the assignee exchanged mutual releases of all claims asserted in the arbitration and otherwise arising under the original contract. In addition, pursuant to the settlement agreement we took delivery from the assignee and a third party escrow agent of all of the partially completed software code that had been developed by the developer under the original contract. With the assistance of independent consultants, we evaluated the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. In early June 2005, we completed this evaluation, and identified a number of significant factors bearing on our decision whether to continue with the development of the software and place it into service, including: continuing growth and changes in our wholesale business since 2001 when the original system transition plan was adopted; advances in systems technology, architecture and programming language since adoption of the original system transition plan in 2001; the significant incremental costs and additional time that would be required to complete the originally planned stand-alone system and the risks in the coming years associated with the commitment to that older system; and the ongoing evolution and development of our wholesale business strategy. Based on these considerations and following our completed evaluation in the second quarter of 2005 of the software development work that had been performed by the developer, we determined to abandon the software and to write-off the $11.3 million of capitalized costs in that quarter, constituting all of development costs previously capitalized in connection with this project. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited.

Cash flows used in financing activities were $63.3 million and $35.0 million for the nine months ended September 23, 2005 and September 17, 2004, respectively. During the 2005 period, we repaid $46.0 million principal amount of our long-term debt. Options to purchase 118,910 shares of our common stock were exercised during the 2005 period for total proceeds to the Company of $1.3 million. During the 2004 period, we repaid $45.0 million on our long-term debt. Options to purchase 107,887 shares of our common stock were exercised during the 2004 period for total proceeds to the Company of $0.6 million. At September 23, 2005, the Company had $59.7 million available under the $75.0 million revolving credit facility, net of $15.3 million of outstanding letters of credit. At September 23, 2005, the term loan of $108.0 million was outstanding with a current interest rate of 5.4%.

On September 14, 2005, we entered into an amendment to our credit agreement to, among other things, increase the maximum aggregate cash dividends payable by us.

On April 28, 2005, we negotiated a repricing for the term loan. The repricing resulted in an immediate reduction of  1/2 of 1 percent to the applicable margin. The applicable margin is subject to further reductions based upon the Company achieving certain financial ratios.

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

During the 2005 period, the wholesale segment received 3,251 new 53-ft. leased containers and 2,851 leased chassis and returned 1,616, 48-ft. and 53-ft. leased containers and 862 primarily leased chassis.

During the 2004 period, the wholesale segment received 2,655 new 53-ft. leased containers and 3,311 leased chassis and returned 1,699, 48-ft, and 53-ft., leased containers and 1,737 primarily leased chassis.

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. We adopted this EITF on July 2, 2005, the first day of our third fiscal quarter. The adoption did not have a material impact on our results of operations or financial condition.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 23, 2005.

Based upon the average variable interest rate debt outstanding during the first nine months of 2005, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $1.3 million on an annual basis.

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that as of September 23, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that the foregoing objectives are achieved.

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

PACER INTERNATIONAL, INC.

Date: November 2, 2005	By:	/s/ D.C. Orris
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2005	By:	/s/ L.C. Yarberry
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