Form 10-K
period 2005-12-30
PACER INTERNATIONAL INC
filed 2006-03-02
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes            No    ☒

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                     Accelerated filer                         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes            No    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $822,281,063 at July 1, 2005 (using the NASDAQ National Market closing price).

On February 10, 2006 the Registrant had 37,493,248 outstanding shares of Common Stock, par value $.01 per share. Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders have been incorporated by reference into Part III of this Form 10-K.

General Information

In this Annual Report on Form 10-K, “our company,” “Pacer International,” “we,” “us” and “our” refer to Pacer International, Inc. and its consolidated subsidiaries, and “Pacer Logistics” refers to our former subsidiary Pacer Logistics, Inc., which merged into Pacer International, Inc. on May 31, 2003. Our wholesale business that provides intermodal equipment and arranges rail transportation is an unincorporated division of Pacer International operating under the name Pacer Stacktrain and is referred to as “Stacktrain” in this Annual Report on Form 10-K. References to our wholesale segment operations include our Stacktrain operations and our local cartage operations (also referred to as local trucking and drayage) conducted through our subsidiary Pacer Cartage, Inc., and references to our retail segment operations include our intermodal marketing (also referred to as rail brokerage), truck brokerage, truck services, international freight forwarding, supply chain management services and warehousing and distribution services. Our rail brokerage, truck brokerage and supply chain management services are conducted through our subsidiary Pacer Global Logistics, Inc.; our warehousing and distribution services are conducted through our subsidiaries Pacer Distribution Services, Inc. and PDS Trucking, Inc.; our international freight forwarding operations are conducted through our subsidiaries RF International, Ltd. and Ocean World Lines, Inc.; and our truck services operations are conducted through our subsidiaries Pacific Motor Transport Company Inc. (d/b/a Pacer Transport), S&H Transport, Inc. and S&H Leasing, Inc. Statements in this Annual Report on Form 10-K as to our size or position relative to our competitors are based on revenues.

Special Note Regarding Forward-looking Statements

This Annual Report on Form 10-K on Form 10-K contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•	general economic and business conditions;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•	the loss of one or more of our major customers;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	changes in our business strategy, development plans or cost savings plans;

•	our ability to integrate acquired businesses;

•	availability of qualified personnel;

•	changes in, or the failure to comply with, government regulations;

•	increases in interest rates;

•	difficulties in maintaining or enhancing our information technology systems;

•	terrorism and acts of war; and

•	increases in our leverage.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Risk Factors” in this Annual Report on Form 10-K. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

Part I.

ITEM 1. BUSINESS

Overview

We are a leading non-asset based North American logistics provider. Within North America, we are one of the largest intermodal marketing companies, which facilitate the movement of freight by trailer or container using two or more modes of transportation, and we also provide truck brokerage services. We focus our business on our core intermodal product, with intermodal sales representing approximately 80% of our total revenues. We believe that our competitive advantages include: the ability to pass volume rate savings and economies of scale to our customers; a significant opportunity to cross-sell services to existing customers; the flexibility to tailor services to our customers’ needs in rapidly changing freight markets; and the ability to provide reliable and consistent services. Using our proprietary information systems, we provide logistics services to numerous Fortune 500 and multi-national companies, including Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Toyota and Whirlpool, which together represented approximately 20% of our 2005 revenues, as well as numerous middle-market companies. We utilize a non-asset based strategy in which we seek to limit our investment in equipment and facilities and reduce working capital requirements through arrangements with transportation carriers and equipment providers. This strategy provides us with access to freight terminals and facilities and control over transportation-related equipment without owning assets.

We believe our non-asset based strategy results in reduced working capital requirements, as compared to those of asset-based transportation providers. In our wholesale segment, our contractual arrangements with our underlying rail carriers and local trucking or drayage companies do not require us to pay for rail or truck transportation services that are not needed to service our customers’ shipping needs. In our retail segment, our contractual arrangements with rail and truck carriers and equipment providers also do not require us to purchase or pay for carrier services or for equipment usage or availability that are not required to service our customers’ shipping needs. We believe that this is customary in the non-asset based intermodal marketing and rail and truck brokerage industries in which our retail segment competes. Also, our trucking services units utilize independent owner-operators, who own and operate their equipment, to provide truck transportation for our customers, and our agreements with these owner-operators do not require us to pay for truck services or for equipment usage or availability that are not actually used to transport our customers’ goods. We believe that our non-asset based competitors in the trucking services sector utilize a similar model.

Available Information

We file or furnish our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to shareholders and annual Proxy Statement with or to the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.pacer-international.com, as soon as reasonably practical after we electronically file or furnish such material with or to the SEC. Information contained on our website is not part of this Annual Report on Form 10-K or of any registration statement that incorporates this Annual Report on Form 10-K by reference.

Our Service Offerings

We provide our logistics services from two operating segments, our wholesale segment, which provides services principally to transportation intermediaries and international shipping companies, and our retail segment, which provides services principally to end-user customers. These segments have separate management teams and offer different but related products and services (see Note 8 to our Notes to Consolidated Financial Statements for the financial results by segment). We believe that the combination of our wholesale and retail products with our ability to provide our customers with a comprehensive portfolio of services presents opportunities for enhanced growth and operational synergies. For example, revenues generated by our wholesale segment and originated by our retail segment were approximately $166 million, $122 million and $127 million in 2005, 2004 and 2003, respectively.

Wholesale Services

Intermodal Services

Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which nearly always include a rail and truck segment. Our use of the doublestack method, consisting of the movement of cargo containers stacked two high on special railcars, significantly improves the efficiency of our service by increasing capacity at low incremental cost without sacrificing quality of service. We are a major non-railroad provider of intermodal rail service in North America. We sell intermodal service primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies, as well as to our own wholly-owned internal intermodal marketing company. We compete primarily with rail carriers offering intermodal service and indirectly with over-the-road full truckload carriers.

Through long-term contracts and other operating arrangements with North American railroads, including Union Pacific, Burlington Northern Santa Fe, CSX, KCSM in Mexico (formerly the TFM), and Canadian National Railroad, we have access to a 50,000-mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. These contracts provide for, among other things, competitive rates, minimum service standards, capacity assurances, priority handling and the utilization of nationwide terminal facilities.

We maintain an extensive fleet of doublestack railcars, containers and chassis, substantially all of which are leased. As of December 30, 2005, our equipment fleet consisted of 1,858 doublestack railcars, 28,231 containers and 28,697 chassis (steel frames with rubber tires used to transport containers over the highway). We provide APL Limited and other shipping companies with equipment repositioning services from destinations within North America to the West Coast. To the extent we are able to fill these empty containers with the westbound freight of other customers, we receive compensation from the shipping companies for our repositioning service and from our other customers for the shipment of their freight. In 2005, 2004 and 2003, we filled 91,628, 94,827 and 92,356 repositioned containers, respectively, with freight shipped on behalf of our domestic customers.

The size of our leased and owned equipment fleet, the frequent departures available to us through our rail contracts and the scope of the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements, which we believe gives us an advantage in attaining at a competitive price the responsiveness and reliability required by our customers. In addition, our access to information technology enables us to continuously track containers, chassis and railcars throughout our transportation network. Through our equipment fleet and arrangements with rail carriers, we can control the equipment used in our wholesale operations and employ full-time personnel on-site at many terminals, which allows us to ensure close coordination of the services provided at these facilities.

Local Cartage

Our local cartage operations are largely provided in and around major U.S. cities, including Los Angeles, Long Beach, San Diego, Lathrop, Oakland and Sacramento (California), Houston and Dallas (Texas), Jacksonville (Florida), Chicago (Illinois), Columbus, Cleveland and Marysville (Ohio), Philadelphia and Harrisburg (Pennsylvania), Memphis (Tennessee), Kansas City (Kansas), Charleston (South Carolina), Seattle (Washington), Portland (Oregon), Plymouth (New Jersey) and Atlanta, Savannah and Dalton (Georgia). We contract with independent trucking contractors and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers which allow the interchange and use of equipment supplied by these providers. This network allows us to supply the local transportation requirements across the country of shippers, ocean carriers and freight forwarders.

New Wholesale Door-to-Door Product

In 2005, our Stacktrain unit began testing a new door-to-door transportation service offering called PacerDirect with several intermodal marketing companies, including our own wholly-owned intermodal marketing company. PacerDirect uses both our cartage and Stacktrain operations to provide improved one-source transportation service to intermodal marketing companies and other transportation intermediaries. We will continue development and further introduction of this seamless, door-to-door product to additional third party intermediaries and markets during 2006.

Retail Services

Rail Brokerage

We arrange for and optimize the movement of our customers’ freight in containers and trailers throughout North America utilizing truck and rail transportation. We arrange for a container or trailer shipment to be picked up at origin by truck and transported to a site for loading onto a train. The shipment is then transported via railroad (using either our wholesale services or rail carriers directly) to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be transported by truck to the final destination. We provide customized electronic tracking and analysis of charges, and our own negotiated rail, truck and intermodal rates, and we determine the optimal routes. We also track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. We provide the majority of these services both internally through our wholesale service and truck services units, and externally through third-party rail and truck carriers. Our rail brokerage operations are based in Pasadena (California), Rutherford (New Jersey), Memphis (Tennessee), Dublin and Dayton (Ohio), Toronto (Canada) and Mexico City (Mexico). Our experienced transportation personnel are responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

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

Truck Brokerage and Truck Services

Through our truck brokerage unit, we arrange the movement of freight in containers or trailers by truck using a nationwide network of over 3,000 independent trucking companies. By utilizing our aggregate volumes to negotiate rates, we are able to provide high quality service at attractive prices. We provide truck brokerage services throughout North America through our customer service centers in Livermore (California), Dallas (Texas), Chicago (Illinois), Phoenix (Arizona), Conyers (Georgia), Rutherford (New Jersey), and Dublin (Ohio). We manage all aspects of these services for our customers, including selecting qualified carriers, negotiating rates, tracking shipments, billing and resolving difficulties.

Our separate truck services unit provides dry van and flatbed and specialized heavy-haul trucking services on behalf of our customers. We provide these trucking services through independent agents and contractors who operate approximately 650 trucks equipped with van, flatbed and heavy-haul trailers.

We believe that our ability to provide a range of trucking services through our separate retail truck brokerage and truck services units and our wholesale local cartage operations provides a competitive advantage as companies increasingly seek to outsource their transportation and logistics needs to companies that can manage multiple transportation requirements.

International Freight Forwarding Services

As an international freight forwarder, we provide freight forwarding services that involve transportation of freight into or out of the United States. As a non-vessel operating common carrier (or indirect ocean carrier) and customs broker, we manage international shipping for our customers and provide or connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 1,000 clients internationally through 8 offices and approximately 100 agents worldwide.

As a non-vessel operating common carrier (or indirect ocean carrier), we arrange transportation of our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and arrange transportation to the final destination. At the destination port, acting directly or through our agent, we deliver the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers generally require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period; the aggregate amount of such damages that we have been required to pay in the past has not been material, however, and management does not believe that such contract terms will have a material adverse effect in the future.

As a customs broker, we are licensed by the U.S. Customs and Border Protection Service to act on behalf of importers in handling customs formalities and other details critical to the importation of goods. We prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for the payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and assist with qualifying for duty drawback refunds. We provide customs brokerage services to direct domestic importers in connection with many of the shipments that we handle as a non-vessel operating common carrier, as well as shipments arranged by other freight forwarders, non-vessel operating common carriers or vessel operating common carriers.

Warehousing and Distribution

Our warehousing and distribution unit, Pacer Distribution Services, Inc., primarily specializes in “import logistics,” or servicing the needs of importers looking to move their goods in a timely and efficient manner, either directly to a retailer or to an inland distribution point. To accomplish this objective and deliver superior service to our import customers, we operate multiple facilities in the Los Angeles area that occupy more than 800,000 square feet. All of these facilities are located within 18 miles of the Southern California ports, making possible a timely and efficient flow of ocean containers to and from our warehouses. To further boost the quality of service and expedite the delivery of ocean freight, we also manage our own trucking fleet of 150 owner-operators, many of whom service the Southern California ports on a daily basis. To help our customers reduce their import costs, we have extended the hours of operation of both our facilities and our harbor trucking fleet to take maximum advantage of the program implemented by the Ports of Los Angeles and Long Beach to encourage the movement of cargo at night and on weekends to reduce truck traffic during peak daytime hours.

Our warehousing and distribution unit performs multiple services specifically designed for importers, including:

•	warehousing/distribution – receiving inventory to stock in order to fulfill future outbound orders,

•	value-added services – labeling, price tagging, palletizing, pick/pack and reworking,

•	transloading – transferring freight from ocean containers to domestic equipment, rail or road,

•	deconsolidation – the sorting of freight for distribution to multiple outbound destinations, and

•	consolidation – the collecting of multiple smaller inbound shipments to build full truckloads.

Supply Chain Management

We use the information from our advanced information system to provide consulting and supply chain management services to our customers. These specialized services allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their materials and inventory throughout their supply chains and the distribution of finished goods to the end user. We provide infrastructure and equipment, integrated with our customers’ existing systems, to handle distribution planning, just-in-time delivery and automated ordering. We also manage warehouses, distribution centers and other facilities for selected customers and consult on identifying bottlenecks in our customers’ supply chains by analyzing freight patterns and costs, optimizing facility locations and developing internal policies and procedures. We leverage these capabilities to drive additional volume to our other service offerings.

Information Technology

Our information technology systems have an expandable network architecture that provides for the exchange of data electronically between our customers and us and an internet-based platform that allows customization and integration to meet our customers’ needs. This interconnection allows us to communicate directly with our customers and transportation providers. Our systems monitor and track shipments through the transportation cycle and across varying transportation modes, providing timely visibility on shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can alert our customers and other supply chain participants to minimize the impact of any problems. Our systems also measure transit times, rates, availability and logistics activity of our transportation providers to enable us to plan and execute transactions and freight movements more reliably, efficiently and cost effectively. By monitoring and tracking all containers, chassis and railcars throughout our network, we can identify their location and availability and provide increased equipment utilization and balanced freight flows.

Our systems also have the capability to analyze our customers’ usage patterns and needs in an effort to resolve performance bottlenecks, determine optimal distribution locations and identify areas for cost savings throughout their supply chains. We can also prepare and distribute customized reports detailing shipping patterns, volumes, reliability, timeliness and overall transportation costs, and we can generate management reports to meet federal highway authority requirements and perform accounting and billing functions. Currently, our technological efforts are primarily focused on reducing customer service response time, enhancing the customer service profile database and expanding the number of customers and service providers with which we share data using electronic data interchange applications.

We manage our wholesale services with computer systems that enable continuous tracking of cargo containers, chassis and railcars throughout the intermodal system. These systems also provide us with performance, utilization and profitability indicators for our wholesale business. In addition, pursuant to a long-term information technology services agreement under which we pay an annual fee of $11.3 million (of which $3.4 million has been subject to a 3% compounded annual increase since May 2003), APL Limited provides us with the computers, software and other information technology necessary for the operation of and accounting for our wholesale Stacktrain business. This agreement with APL Limited has a term expiring in May 2019.

In March 2001, we began efforts to convert from APL Limited’s computer systems to a stand-alone capability based on information technology systems available from an unrelated third party developer under a fixed-price development contract. As a result of the developer’s breach of contract, we instituted arbitration during the fourth quarter of 2002 seeking damages for the developer’s failure to complete the contract and other claims. In June 2005, we wrote-off all $11.3 million of previously capitalized software development costs related to this project. For further discussion of the project, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Customers

We currently provide retail services on a nationwide basis to retailers, manufacturers, and other companies, including a number of Fortune 500 and multi-national companies such as Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific Railroad, Toyota and Whirlpool, which together represented approximately 20% of our 2005 revenues, as well as numerous middle market companies. Other important customers include The Scotts Company, Shaw Industries, Owens Corning, and Sysco. We have served many of our customers for over 15 years.

Our sales and customer service organizations, supported by our centralized pricing and logistics management systems, market our wholesale services primarily to intermodal marketing companies. We also market our wholesale services to the automotive industry and ocean carriers. Through our sales network, and the sales networks of the intermodal marketing companies to which we sell wholesale services, we provide transportation services to more than 5,000 domestic and international shippers.

For the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003, there was no single customer that contributed more than 10% of our total revenues.

Sales and Marketing

As of December 30, 2005, our wholesale services were marketed by over 50 sales and customer service representatives. These representatives operate through seven regional and district sales offices and three regional customer service centers that are situated in the major shipping locations across North America. The sales representatives are directly responsible for managing the business relationships with our channel partners such as intermodal marketing companies, logistics companies and steamship lines, as well as supporting joint selling efforts directed at the beneficial owner of the freight. In effect, our relationship with an intermodal marketing company’s sales force enables us to market our wholesale services and directly and indirectly access shippers in major metropolitan areas throughout North America. The customer service representatives are responsible for supporting existing customers and sales representatives by providing cargo tracking services, resolving problems and processing customer inquiries. Our wholesale efforts include a dedicated marketing function that drives our product development, strategic and tactical pricing, yield improvement, branding efforts and marketing communications.

As of December 30, 2005, our retail marketing and sales operations included over 100 direct sales people and agents. All of our sales people are supported by regional sales offices and sales managers located in Livermore (California), Chicago (Illinois), Dublin (Ohio), Memphis (Tennessee), Dallas (Texas) and Rutherford (New Jersey). Our direct sales representatives are deployed in major business centers throughout the country and target mid-size to large customers. In early 2006, we further segmented this sales organization into National Account and Regional Account teams. Our national network of commissioned sales agents provides additional geographic coverage and contributes additional business enabling us to achieve volume discounts and balance traffic flows. Compensation for both our salaried and commissioned sales forces is driven by overall net revenue margin contribution to our company. Our direct sales force, in particular, is trained and encouraged to sell the entire Pacer product portfolio to their customers. Each line of business has product specialists to support the general line sales force on specific cross-selling opportunities.

In addition to our domestic sales force, we also have an extensive international network of sales and customer service representatives located in 8 offices and approximately 100 agents worldwide.

Development of Our Company

We commenced operations as an independent, stand-alone company upon our recapitalization in May 1999. From 1984 until our recapitalization, our wholesale business was conducted by various entities owned directly or indirectly by APL Limited.

In May 1999, we were recapitalized through the purchase of shares of our common stock from APL Limited by two affiliates of Apollo Management, and an affiliate of each of Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. and our redemption of a portion of the remaining shares of common stock held by APL Limited. On the date of the recapitalization, we also began providing retail and logistics services to customers through our acquisition of Pacer Logistics. In connection with these transactions, our name was changed from APL Land Transport Services, Inc. to Pacer International, Inc.

Pacer Logistics, Inc. was originally incorporated on March 5, 1997 under the name PMT Holdings, Inc., and acquired the successor to a company formed in 1974. Between the time of its formation and our acquisition of Pacer Logistics in May 1999, Pacer Logistics acquired and integrated six logistics services companies.

In 2000, we acquired four companies in the retail segment that have complemented our core retail business operations and expanded our geographic reach and service offerings for intermodal marketing, truck brokerage, international freight forwarding and other logistics services. In 2001, we integrated our core retail business operations into our Pacer Global Logistics, Inc., subsidiary.

In June 2002, we completed our initial public offering of common stock, and used the net proceeds to repay a significant amount of our outstanding long-term debt. During June and July 2003, we completed the refinancing of our credit facilities, including the early redemption of $150 million of 11.75% senior subordinated notes originally issued in connection with our May 1999 recapitalization. In August 2003, we completed an underwritten secondary public offering of common stock on behalf of a number of selling stockholders; no new shares were issued and we received no proceeds from this offering. In November 2003 and April 2005, we completed repricings of our credit facility, and in September 2005, we completed an amendment to our credit facility allowing for, among other things, an increase in the cash dividends that can be paid.

On January 7, 2004, we filed with the SEC a “shelf” registration statement, providing for the issuance by the Company of up to $150 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by a number of selling stockholders of 8,702,893 shares of common stock. The registration statement was declared effective on January 21, 2004. There are currently no arrangements in place for the Company to issue any additional securities.

On April 8, 2004, and November 10, 2004, we filed with the SEC supplements to the prospectus included in the shelf registration statement discussed in the preceding paragraph for the sale by the selling stockholders named in the shelf registration statement of all 8,702,893 shares of our common stock in underwritten public offerings. The April 8, 2004 offering was for 4,000,000 shares at $20.07 per share, and the November 10, 2004 offering was for 4,702,893 shares at $17.67 per share, in each case net to the selling shareholders. No new shares were issued and we received no proceeds in either offering. Including the January 7, 2004 registration statement, we paid $0.5 million of fees and expenses related to these offerings and charged these costs to the selling, general and administrative expense line item on the consolidated statement of operations. Upon completion of the November 2004 offering, Apollo Management and its affiliates no longer owned any shares of our common stock.

Suppliers

Railroads

We have long-term contracts with our primary rail carriers, Union Pacific, CSX, and KCSM in Mexico (formerly the TFM), and from time to time we maintain other operating arrangements with the other North American railroads, including Burlington Northern Santa Fe Railroad and Canadian National Railroad. These contracts generally provide for access to terminals controlled by the railroads as well as support services related to our wholesale Stacktrain operations. Through these contracts, our wholesale business has established an extensive North American rail transportation network. Our retail business also maintains contracts with the railroads that govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments. These contracts are typically of short duration, usually twelve-month terms, and subject to regular renewal or extension. We maintain close working relationships with all of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships. The rail contracts with Union Pacific and CSX represent the substantial majority of our wholesale Stacktrain unit’s cost of purchased transportation, while business with other railroads, including the Burlington Northern Santa Fe, Canadian National Railroad and KCSM, represented approximately 6% of our wholesale segment’s cost of purchased transportation in 2005.

Through our contracts with these rail carriers, we have access to a 50,000 mile rail network throughout North America. Our rail contracts generally provide that the rail carriers will perform point-to-point linehaul transportation and terminal services for us. Pursuant to the service provisions, the rail carriers provide transportation of our intermodal equipment across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts generally establish per container rates for Stacktrain shipments made on the rail carriers’ transportation networks and typically provide that we are obligated to transport a specified percentage of our total Stacktrain shipments with each of the rail carriers (subject to the rail carrier’s achievement of certain service performance standards). The terms of our rail contracts, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers’ costs to provide rail service. Based upon these provisions, and the volume of freight that we ship with each of the rail carriers, we believe that we enjoy competitive transportation rates for our Stacktrain shipments.

Agents and Independent Contractors

In our long haul and local trucking services operations, we rely on the services of independent agents, who procure business for and manage a group of trucking contractors. Although we own a small number of tractors and trailers, the majority of our truck equipment and drivers are provided by agents and independent contractors. Our relationships with agents and independent contractors allow us to provide customers with a broad range of trucking services without the need to commit capital to acquire and maintain a large trucking fleet. Although our agreements with independent agents and trucking contractors are typically long-term in practice, they are generally terminable by either party on short notice.

Independent agents and trucking contractors are compensated on the basis of mileage rates, fixed fees between particular origins and destinations, fixed fees within certain distance-based zones or a fixed percentage of the revenue generated from the shipments that they arrange or haul. Under the terms of our typical lease contracts, independent agents and trucking contractors must pay all of the expenses of operating their equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance and debt service.

Local Trucking Companies

To support our rail brokerage operations, we have established a good working relationship with a large network of local truckers in many major urban centers throughout the United States. The quality of these relationships helps ensure reliable pickups and deliveries, which is a major differentiating factor among intermodal marketing companies. Our strategy has been to concentrate business with a select group of local truckers in a particular urban area, which increases our economic value to the local truckers and in turn raises the quality of service that we receive from them.

Equipment

Our wholesale equipment fleet consists of a large number of double stack railcars, containers and chassis that are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 80% of our chassis and approximately 90% of our doublestack railcars.

In addition, all of our railcar equipment is associated with revenue generating arrangements. Our railcar fleet consists of “free running” railcars operating under the publicly reported “BRAN” mark. These railcars are in general service with railroads throughout North America to haul not only our own intermodal containers but also those of the railroads and their other customers. Under this system, our railcars are freely interchanged from one rail carrier to another throughout the North American rail system. To use our railcars, the rail carrier pays us a fee, known as the car hire rate, which takes into account the miles traveled by a railcar and the railcar’s time in service with a railroad. The actual rate payable is determined under our bilateral rate agreement with the railroad, or in the case of a railroad with which we have no rate agreement, under our schedule of car hire rates maintained in the Car Hire Accounting Rate Master (CHARM) administered by Railinc in association with the Association of American Railroads. We are solely responsible for the costs of operating our railcars, and do not have any recourse to our customers for the lease or purchase of our railcars.

As of December 30, 2005, our wholesale Stacktrain equipment fleet consisted of the following:

	Owned	Leased	Total

Containers
48’ Containers	18	7,541	7,559
53’ Containers	4	20,668	20,672

Total	22	28,209	28,231

Chassis
20’and 40’ Chassis	-	1,013	1,013
48’ Chassis	5,375	4,057	9,432
53’ Chassis	100	18,152	18,252

Total	5,475	23,222	28,697

Doublestack Railcars	204	1,654	1,858

During 2005, we received 4,422 primarily 53-ft. leased containers and 3,926 primarily 53-ft. leased chassis, and we returned 2,106 primarily 48-ft leased containers and 1,106 primarily 48-ft. leased chassis. During 2005, four railcars were destroyed.

During 2004, we received 4,321 primarily 53-ft. leased containers and 3,853 primarily 53-ft. leased chassis, and we returned 1,917 primarily 48-ft leased containers and 2,248 primarily 48-ft. leased chassis. During 2004, three railcars were destroyed.

During 2003, we received 3,530 primarily 53-ft. leased containers and 2,604 primarily 53-ft. leased chassis, and we returned 1,693 primarily 48-ft leased containers and 1,530 primarily 48-ft. leased chassis. During 2003, five railcars were destroyed.

We also own a limited amount of equipment to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent trucking companies and contractors that own and operate their own equipment.

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

In our operations as an authorized carrier or warehouseman, we maintain legal liability insurance to protect us against catastrophic claims arising from damage or loss to freight in transit or warehouse storage. We also maintain legal liability insurance to protect us against damage to our railcars and intermodal equipment.

Our terms of carriage on international and ocean shipments limit our liability consistent with industry standards. We offer our freight forwarding customers the option to purchase cargo insurance for their shipments.

We also purchase insurance policies for commercial automobile liability, truckers commercial automobile liability, commercial general liability, employers liability, and umbrella and excess umbrella liability, with a total insurance limit of $50 million. Our historical self-retained (deductible) levels may vary based on claim frequency, severity and timing factors. Our current deductible level per occurrence for commercial automobile liability is $25,000. Our current deductible level per occurrence for truckers commercial automobile liability is $1,000,000. Our current deductible level per occurrence for commercial general liability is $1,000,000. Our current workers compensation and employers liability deductible is $150,000 per incident. Our current deductible per occurrence for freight damage as an authorized carrier or warehouseman is $250,000.

Relationship with APL Limited

We are a party to a long-term agreement with APL Limited involving domestic transportation of APL Limited’s international freight by our wholesale Stacktrain operation. The majority of APL Limited’s imports to the United States are transported by rail from ports on the West Coast to population centers in the Midwest and Northeast regions. Domestic intermodal freight that originates in the United States, however, moves predominantly westbound from eastern and Midwestern production centers to consumption centers on the West Coast. Combining the typical westbound freight movement with the predominantly eastbound APL Limited freight movement allows us to achieve higher train-set utilization (loads per train) and higher eastbound/westbound volumes, thereby improving our bargaining position with the railroads regarding contract terms. We also provide APL Limited with equipment repositioning services through which we transport APL Limited’s empty containers from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other wholesale customers, we receive compensation from both APL Limited for our repositioning service on a cost reimbursement basis and from the other customers for the shipment of their freight.

APL Limited also supplies us with computer software and other information technology services for our wholesale Stacktrain business. See “Information Technology,” above.

Business Cycle

The transportation industry has historically performed cyclically as a result of economic recession, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors, many of which are beyond our control. Because we offer a variety of transportation modes and, we believe, an economical intermodal product, we generally retain shipping volumes and benefit from increased use of our Stacktrain services at the expense of long-haul trucking competitors during down business cycles. In periods of strong economic growth, demand for limited transportation resources, as has occurred over the past 18 months, can result in increased rail network congestion and resulting operating inefficiencies. Although rail service deterioration increases our costs and may slow demand, we believe that our personnel on-site at many terminals, extensive equipment fleet and customer service capabilities enable us to provide comparatively better service than others affected by rail service deterioration and thereby to retain shipping volumes. We also participate during periods of business expansion when speed of service to fill inventories increases in importance.

Competition

The transportation services industry is highly competitive. Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads. Our retail business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, freight forwarders and private shipping departments. We also compete with transportation services companies for the services of independent commissioned agents, and with trucklines for the services of independent contractors and drivers. Competition in our wholesale and retail business is based primarily on freight rates, quality of service, such as damage-free shipments, on-time delivery and consistent transit times, reliable pickup and delivery and scope of operations. In the wholesale business, our major competitors include Burlington Northern Santa Fe, Union Pacific, CSX Intermodal and J.B. Hunt Transport. Our major competitors in the retail business include C.H. Robinson, Expeditors International, UTI Worldwide, Exel, Hub Group, Alliance Shippers, and the supply chain solutions divisions of Ryder and Menlo Logistics. Some of these competitors, such as C.H. Robinson, Expeditors International, Burlington Northern Santa Fe and Union Pacific, have significantly larger operations and revenues than we have.

Employees

As of December 30, 2005, we had a total of 1,675 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

Government Regulation

Regulation of Our Trucking and Intermodal Operations

The transportation industry has been subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of, providing transportation services. We cannot predict the effect, if any, that future legislative and regulatory changes may have on our business or consolidated results of operations.

Our retail truck brokerage operations are licensed by the U.S. Department of Transportation (“DOT”) as a national freight broker in arranging for the transportation of general commodities by motor vehicle. The DOT prescribes qualifications for acting in our capacity as a national freight broker, including surety bonding requirements. Our truck services and local cartage operations provide motor carrier transportation services that require registration with the DOT and compliance with economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of state vehicle registration and licensing requirements. We and the carriers upon which we rely are also subject to various federal and state safety and environmental regulations. Although compliance with regulations governing licenses in these areas has not had a materially adverse effect on our consolidated operations or financial condition in the past, there can be no assurance that these regulations or changes in these regulations will not adversely affect our operations in the future. Violations of these regulations could also subject us to fines or, in the event of serious violations, suspension or revocation of operating authority as well as increased claims liability.

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

Regulation of Our International Freight Forwarding Operations

We maintain licenses issued by the U.S. Federal Maritime Commission as an ocean transportation intermediary. These licenses govern both our operations as an ocean freight forwarder and as a non-vessel operating common carrier. The Federal Maritime Commission has established qualifications for ocean transportation intermediaries, including surety bond requirements. The Federal Maritime Commission also is responsible for the regulation and oversight of non-vessel operating common carriers that contract for space with vessel operating carriers and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating and/or terminating in the United States. Non-vessel operating common carriers are required to publish and maintain tariffs that establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce these regulations by commencing enforcement proceedings seeking the assessment of penalties for violation of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe that we are in substantial compliance with all applicable regulations and licensing requirements in all countries in which we transact business.

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

Legal Contingencies

In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our consolidated statements of operations. These estimates have been based on our assessment of the facts and circumstances at each balance sheet date and are subject to change based upon new information and future events.

From time to time, we are involved in disputes that arise in the ordinary course of business, and we expect such disputes to continue to arise from time to time in the future. We are currently involved in certain legal proceedings as discussed in “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 7. – Commitments and Contingencies” to our consolidated financial statements. Based on currently available information and advice of counsel, we believe that we have meritorious defenses to the claims against us, and that none of these items will have a material adverse impact on our consolidated financial position, consolidated results of operations or liquidity. Our present assessment of these claims could change, however, based on new information and future events. In addition, even if successful, our defense against certain actions could be costly and could divert the time and resources of our management and staff.

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our business, consolidated results of operations or financial condition as a result of our efforts to comply with environmental requirements, nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2006. However, future changes in environmental regulations or liabilities from newly discovered environmental conditions could have a material adverse effect on our business, consolidated results of operations, financial condition or competitive position.

Seasonality

Our revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. In addition, the auto companies that we serve generally shut down their assembly plants for new model re-tooling during the summer months.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We are dependent upon third parties for equipment, capacity and services essential to operate our business, and if we fail to secure sufficient equipment, capacity or services, we could lose customers and revenues.

We are dependent upon transportation equipment such as chassis and containers and rail, truck and ocean transportation services provided by independent third parties. We, along with competitors in our industry, have experienced equipment and capacity shortages in the past, particularly during peak shipping season in October and November. We also depend upon the rail carriers to provide sufficient rail slots on the train to transport our containers and access to the rail terminal for the delivery of our containers for shipment. For example, during 2005, Union Pacific instituted a gate reservation process from many west coast terminals to help match intermodal resources with customer demand. From time to time, we, like other users of Union Pacific’s rail service, have not been able to obtain sufficient gate reservations for all containers to be shipped on a particular day and have had to wait for the gate reservation necessary to allow the container to enter the rail terminal and to be loaded on the train. If we cannot secure sufficient transportation equipment, capacity or services from these third parties to meet our customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis, and as a result, our business, consolidated results of operations and financial condition could be materially adversely affected. In addition, the trucking industry, including the local drayage community, is facing an ongoing shortage of drivers. This shortage may cause our motor transportation suppliers to increase drivers’ compensation, thereby increasing our cost of providing motor transportation, including the local cartage portion of an intermodal move, to our customers. Accordingly, driver shortages could adversely impact our profitability and limit our ability to expand our intermodal and highway service offerings.

In addition, the trucking industry, including the local drayage community, is facing an ongoing shortage of drivers. This shortage may cause our motor transportation suppliers to increase drivers’ compensation, thereby increasing our cost of providing motor transportation, including the local cartage portion of an intermodal move, to our customers. Likewise, the intermodal industry is facing excess demand for the current rail network size that is causing network congestion and service delays and allowing the rail carriers to implement rate increases. Accordingly, driver shortages and tight rail capacity could adversely impact our profitability and limit our ability to expand our intermodal and highway service offerings.

Service instability in the intermodal industry could increase costs and decrease demand for our intermodal services.

We depend on the major railroads in the United States for substantially all of the intermodal transportation services that we provide. In many markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with which we have relationships is likely to increase the cost of the rail-based services that we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. For example, from 1997 to 1999, service disruptions related to consolidation and restructuring in the railroad industry interrupted intermodal service throughout the United States. During the past 2 years, high demand for rail transportation, train resource shortages, severe weather and operating inefficiencies have resulted in increased transit times, terminal congestion and decreased equipment velocity. Rail carrier efforts over the past two years to improve rail service do not seem to be generating the expected improvements. While we believe that our customer service capabilities, extensive equipment fleet and network of personnel on-site at many terminals enables us to lessen the impact to our intermodal customers of these service disruptions, rail service issues increase our costs and create a challenging operating environment. To the extent that we operate on rail carriers that experience poor service performance, demand for our intermodal services may be adversely affected. In addition, customers may switch to over-the-road carriers to avoid intermodal transportation delays. Although we have not been adversely affected by past service disruptions resulting from rail industry consolidation and rail network congestion, we could be substantially affected by service disruptions in the future.

Changes in freight rates, as a result of competition in our industry and pricing strategies of our transportation suppliers, could adversely affect our business.

The transportation services industry is highly competitive. Our retail businesses compete primarily against other domestic non-asset based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our wholesale business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered directly by railroads. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to withstand better an economic downturn, reduce their prices more easily than we can or expand or enhance the marketing of their products. There are a number of large companies competing in one or more segments of our industry, although the number of companies with a global network that offer a full complement of logistics services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers are increasingly soliciting competitive bids for transportation services from a number of competitors, including competitors that are larger than we are. We also face competition from Internet-based freight exchanges, or electronic bid environments, which attempt to provide an online marketplace for buying and selling supply chain services.

Historically, competition has created downward pressure on freight rates. In the past, we have experienced downward pressure in the pricing of our wholesale and retail services that has affected our revenues and operating results. In particular, our wholesale segment has offered lower rates to its customers to match lower rates offered by our railroad competitors in the intermodal business. Such rate reductions could adversely affect the yields of our intermodal product.

Rate increases, particularly when taken by our railroad and highway transportation suppliers, may also have an adverse impact if our brokerage operations are unable to obtain commensurate price increases from our customers. For example, during 2005, due to increased demand, all the major rail carriers instituted price increases. Although the application of rate increases to a portion of our wholesale Stacktrain business is limited by our long-term contracts with the railroads, such increases have resulted in higher costs to some of our wholesale Stacktrain business and to our retail rail brokerage operation that we have not been able to fully pass on as quickly as the increases are implemented by the rail carriers. While our wholesale Stacktrain operation may benefit from the intermodal rate increases, such rate increases may have the impact of slowing overall demand for intermodal services and thereby affecting our consolidated results of operations.

Congestion, work stoppages, capacity shortages, weather related issues or other disruptions affecting the transportation network could adversely affect our operating results.

As transportation services are provided through a network of rail and trucking transportation providers, a disruption in one area or in one sector can affect the fluidity of the entire network. In addition, because the railroads’ workforce is generally subject to collective bargaining agreements, our business could be adversely affected by labor disputes between the railroads and their union employees; as of February 2006 negotiations are in progress between the railroads and rail unions for new collective bargaining agreements to replace the existing contracts which expire at various times over the next two years. Our business could also be adversely affected by a work stoppage at one or more railroads or affecting providers of local trucking services from rail terminals. For example, during late April and early May 2004, independent owner-operators providing local drayage services in Lathrop, Oakland and other Northern California areas refused to transport shipments to and from the rail facilities. This led to congestion at the rail facilities, which caused the Union Pacific Railroad to issue an embargo on shipments to Northern California destinations. Also on April 30, 2004, owner-operators in the Los Angeles area refused to haul shipments. Our local cartage operations in Northern California and Los Angeles were directly and adversely impacted by their owner-operators’ refusal to haul freight, and the cartage service interruption had also aggravated rail service issues in Northern California where a substantial number of Stacktrain shipments originate or terminate. Although the work stoppage was ended quickly and our relations with our owner-operators have stabilized, the work disruption did adversely affect our consolidated results of operations in the second quarter of 2004. We have also experienced service disruptions due to other conditions, such as adverse weather and acts of terrorism or war, that hinder the railroads’ and local trucking companies’ ability to provide transportation services. During 2004 and 2005, hurricanes in Florida, Louisiana and Alabama and severe storms in Nevada and California resulted in the railroads’ embargoing shipments to geographic areas and rail lines affected by these weather events. These embargoes negatively impacted our consolidated results of operations during 2004 and 2005.

Work stoppages affecting seaports may also adversely impact our operations. On September 29, 2002 (during our fiscal fourth quarter), West Coast ports were shut down as a result of a labor dispute with the longshoremen who offload freight that we subsequently transport. On October 9, 2002, the ports were reopened as a result of a court order implementing provisions of the Taft-Hartley Act. Third party international loadings and repositioning revenue from our wholesale segment were adversely impacted during the shutdown of the ports. In addition, railcar utilization declined during the shutdown, impacting railcar revenues. The shutdown also impacted our local cartage and harbor drayage on the West Coast with lower volumes and our retail segment international freight forwarding operations were impacted due to reduced ship sailings. This service disruption ended in January 2003 when a new six-year contract was agreed to by the International Longshore and Warehouse Union and the Pacific Maritime Association. Work stoppages, slowdowns or other disruptions, such as those resulting from an act of terrorism or war in the future, are beyond our reasonable control and such events, particularly if they have a material effect on major railroad interchange facilities or areas through which significant amounts of our rail shipments pass, such as the Los Angeles and Chicago gateways, could adversely affect our operating income and cash flows in both our wholesale and retail segments.

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

Identifying, acquiring and integrating businesses requires substantial management, financial and other resources and may pose risks with respect to customer service and market share. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, financial condition and results of operation. These risks include:

•	unforeseen operating difficulties and expenditures;

•	difficulties in assimilation of acquired personnel, operations and technologies;

•	the need to manage a significantly larger and more geographically dispersed business;

•	impairment of goodwill and other intangible assets;

•	the cost of integrating and documenting the internal controls of the acquired business and potential material weaknesses in internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	diversion of management’s attention from ongoing development of our business or other business concerns;

•	potential loss of customers;

•	failure to retain key personnel of the acquired businesses; and

•	the use of substantial amounts of our available cash.

We have acquired a number of businesses in the past and we may consider acquiring businesses in the future that provide complementary services to those we currently provide or that expand our geographic presence. We cannot predict whether we will be able to identify suitable acquisition candidates or to acquire them on reasonable terms or at all, and a failure to do so could limit our ability to expand our business. While we believe that we have sufficient financial and management resources and experience to successfully conduct our acquisition activities and integrate the acquired businesses into our operations, our acquisition activities involve more difficult integration issues than those of many other companies because the value of the companies we acquire comes mostly from their business relationships, rather than their tangible assets. The integration of business relationships poses more of a risk than the integration of tangible assets because relationships may suddenly weaken or terminate, or key personnel responsible for those relationships may depart. Further, logistics businesses that we have acquired and that we may acquire in the future compete with many customers of our wholesale Stacktrain operations, and these customers may shift their business elsewhere if they believe our retail operations receive favorable treatment from our wholesale Stacktrain operations. If we are unable to successfully integrate any business that we may acquire in the future, we could experience difficulties with customers, personnel or others, and our acquisitions might not enhance our competitive position, business or financial prospects.

Our revenues could be reduced by the loss of major customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2005, Union Pacific accounted for approximately 8.8% of our revenues and our 10 largest customers accounted for approximately 41.2% of our revenues. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business and prospects. For example, during 2005, we completed the transition of one of our truck brokerage customers to another service provider, reducing revenues by approximately $128 million in our retail segment. The impact of this loss on consolidated income from operations was significantly less, however, due to the low margins provided by this customer.

If we have difficulty attracting and retaining agents and independent contractors, our results of consolidated operations could be adversely affected.

We rely extensively on the services of agents and independent contractors to provide our trucking services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our agents and independent contractors are good, we may not be able to maintain our relationships with them. Contracts with agents and independent contractors are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with which such agent has a direct relationship may also terminate their relationship with us. We may have difficulty replacing our agents and independent contractors with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of agents, contractors and drivers is limited, and therefore competition from other transportation service companies and trucking companies has the effect of increasing the price we must pay to obtain services from agents, contractors and drivers. The industry is currently experiencing a shortage of independent contractors resulting in increased compensation expenses to us and our competitors who also rely on them. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services and to implement aggressive recruitment efforts to offset turnover. If we are unable to attract or retain agents and independent contractors or need to increase the amount paid for their services, our consolidated results of operations could be adversely affected and we could experience difficulty increasing our business volume. This adverse effect was seen in 2005 as the cost of qualified driver acquisition and retention increased and negatively impacted our consolidated results of operations.

If we fail to develop, integrate, upgrade or replace our information technology systems, we may lose orders and customers or incur costs beyond our expectations.

Increasingly, we compete for customers based upon the flexibility and sophistication of the technologies that support our current services or any new services that we may introduce. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or our customers’ inability to access or interact with our website and other systems could significantly disrupt our operations, prevent our customers from placing orders, or cause us to lose orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future freight volumes will decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information systems from their supply chain management service providers. If we fail to hire qualified personnel to implement and maintain our information technology systems or fail to upgrade or replace our information technology systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose orders and customers that could adversely affect our business.

Our customers who are also competitors could transfer their business to their non-competitors and our suppliers who are also competitors could provide preferences to others, including their own competing operations, which in both cases would decrease our profitability.

As a result of our company operating in two distinct but related intermodal segments, we buy and sell transportation services from and to many companies with which we compete. For example, Hub Group, GST Corp and Alliance Shippers, three of the 10 largest customers of our wholesale operations, who accounted for 20% of the 2005 revenues of our wholesale operations, are also competitors of our retail operations. It is possible that these customers could transfer their business away from us to other companies with which they do not compete. The loss of one or more of these customers could have a material adverse effect on the profitability of our wholesale operations. In addition, rather than outsourcing their transportation logistics requirements to us, some of our customers could decide to provide these services internally, which could further adversely affect our business volumes and revenues.

Similarly, our wholesale Stacktrain business competes in some cases with the intermodal service offerings of our rail transportation providers and their affiliated equipment provider operations. For example, CSX Intermodal, one of our primary rail transportation providers, offers transcontinental and other services that compete with our wholesale Stacktrain services. Our rail transportation providers may provide preferences to their internal service offerings or to other customers that are not competitors. These preferences and the deterioration of relationships with our rail transportation providers could have a material adverse effect on the profitability of our wholesale operations and on our ability to continue to provide efficient intermodal services to our customers.

We, our suppliers and our customers are subject to changes in government regulation which could result in additional costs and thereby affect our consolidated results of operations.

The transportation industry is subject to legislative or regulatory changes that can affect its economics. Although we primarily operate in the intermodal segment of the transportation industry, which has been essentially deregulated, changes in the levels of regulatory activity in the intermodal segment could potentially affect us and our suppliers and customers. Our trucking operations and those of the trucking companies and independent contractors whom we engage are subject to regulation by the DOT and various state and local agencies, which govern such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. As an example, on January 4, 2004, revised DOT hours of service regulations became effective. These revised regulations reduced the amount of time that drivers can spend driving. They may also affect our ability to make timely deliveries. In response to the new regulations, our trucking operations, among other responsive actions, began efforts to obtain reduced free times and higher accessorial charges from customers for driver waiting services. In July 2004, the United States Court of Appeals for the District of Columbia issued a decision rejecting the revised hours of service rules based on concerns regarding driver health as well as other issues such as driving time, rest periods and monitoring compliance. On September 30, 2004, Congress passed a law that allowed the new regulations to remain in effect until the DOT issued new regulations effective on October 1, 2005. The revised regulations effective October 1, 2005 did not contain any additional changes that are expected to materially affect our operations. Since the new regulations went into effect, we have endeavored to make appropriate pricing, operational and training adjustments to address the new regulations and mitigate their impact on our consolidated results of operations. While difficult to quantify, we believe that the new rules have negatively impacted our operating results due to the slight productivity decreases experienced by our drivers. If these changes increase the amounts charged by the trucking companies and independent contractors whom we engage to provide transportation for our customers, and we cannot pass the additional costs through to our customers, our consolidated operating results could continue to be adversely affected.

Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or require the outlay of significant additional costs. For instance, regulations imposing heightened security measures on transportation providers beyond those imposed since 2001 could slow the movement of freight through U.S. and foreign ports, across borders or within North America and thus could adversely affect our business. Additional expenditures incurred by us, or by our suppliers, who would pass the costs onto us through higher prices, would adversely affect our consolidated results of operations. In addition, we have a substantial number of wholesale customers who provide ocean carriage of intermodal shipments. These wholesale customers and our own international freight forwarding operations are subject to regulation by the Federal Maritime Commission, U.S. Customs and other international, foreign, federal and state authorities. Regulatory changes in the ocean shipping or international freight forwarding industries could adversely affect our freight forwarding operations or have a material impact on the competitiveness or efficiency of operations of our various ocean carrier customers, which could adversely affect our business.

In addition, as a publicly-traded company, we are also affected by new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC rules and regulations and NASDAQ National Market rules. Our efforts to comply with these evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations requiring that we present our management’s assessment of our internal control over financial reporting and our independent auditors’ audit of that assessment have required the commitment of significant financial and managerial resources. During 2004, we paid our auditors and consultants approximately $4.1 million pre-tax ($0.07 per diluted share after tax) related to this initial effort. On-going costs of compliance in 2005 paid to our auditors and consultants was approximately $1.8 million pre-tax ($0.03 per diluted share after tax). In addition to the time and expense, these changing laws, regulations and standards impose other risks. For instance, while we have been able to determine in 2005 that our internal controls over financial reporting are effective, failure to maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, may prevent us and our auditors from concluding in the future that our internal controls over financial reporting are effective. Such a conclusion that our internal controls over financial reporting are not effective could adversely impact our reputation with investors and our stock price.

We are governed by the U.S. generally accepted accounting principles which are subject to interpretation and revision by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Public Company Accounting Oversight Board, the SEC and others. A change in these principles or interpretations could have a significant effect on our financial results. For example, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share-Based Payment”. This statement, effective for us beginning in fiscal year 2006, requires public entities to measure the costs of employee services received in exchange for an award of equity instruments (for our stock options) based on the fair value of the award. Beginning in January 2006, these costs will be recognized in the consolidated statement of operations over the period during which the employee is required to provide service in exchange for the award. At the current level of stock option grants, this statement will require an estimated $0.5 million pre-tax charge to operations each quarter.

If we fail to comply with or lose any required licenses, governmental regulators could assess penalties against us or issue a cease and desist order against our operations which are not in compliance.

Our retail truck brokerage operation is licensed by the DOT as a broker in arranging for the transportation of general commodities by motor vehicle. The DOT has established requirements for acting in this capacity, including insurance and surety bond requirements. Our truck services and local cartage operations are regulated as motor carriers by the DOT and various state agencies, subjecting these operations to insurance, surety bond, safety and other regulatory requirements. Our international freight forwarding operation is licensed as an ocean transportation intermediary by the U.S. Federal Maritime Commission. The Federal Maritime Commission regulates ocean freight forwarders and non-vessel operating common carriers like us that contract for space with the actual vessel operator and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating or terminating in the United States. Non-vessel operating common carriers must publish and maintain tariffs for the movement of specified commodities into and out of the United States. The Federal Maritime Commission may enforce these regulations by instituting proceedings seeking the assessment of penalties for violations of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. Our international freight forwarding operation is also licensed, regulated and subject to periodic audit as a customs broker by the Customs Service of the Department of Treasury in each United States customs district in which we do business. In other jurisdictions in which we perform customs brokerage services, we are licensed, where necessary, by the appropriate governmental authority. Our failure to comply with the laws and regulations of any of these governmental regulators, and any resultant suspension or loss of our licenses, could result in penalties or a cease and desist order against any operations that are not in compliance. Such an occurrence would have an adverse effect on our consolidated results of operations, financial condition and liquidity.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 30, 2005, we have significantly reduced our long-term debt to $90.0 million. We have the ability to incur new debt, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities. In addition, our credit agreement restricts our ability to: (1) redeem or repurchase capital stock; (2) prepay, redeem or purchase debt; (3) incur liens and engage in sale and leaseback transactions; (4) make loans and investments; (5) incur additional indebtedness; (6) amend or otherwise change debt and other material agreements; (7) make capital expenditures; (8) engage in mergers, acquisitions and asset sales; (9) enter into transactions with affiliates; and (10) change our primary business. Our credit facility also requires us to satisfy interest coverage and leverage ratios.

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

We may not have sufficient cash to service our indebtedness.

Our ability to service our indebtedness will depend upon, among other things:

•	Our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control; and

•	The future availability of borrowings under our credit facility or any successor facility, the availability of which may depend on, among other things, our complying with certain covenants.

If our operating results and borrowings under our credit facility are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. There is no assurance that we can effect any of these remedies on satisfactory terms, or at all.

Ongoing insurance and claims expenses could adversely affect our earnings.

We are exposed to claims related to property damage, personal injury, cargo loss and damage and workers’ compensation. We carry significant insurance with third party insurance carriers. The cost of such insurance has risen significantly over the past five years, reflective of the insurance environment in our industry and our claim experience. To offset, in part, the significant cost increases we have experienced, we have elected to increase our self-retained (deductible) levels for our public liability risk exposures. Our current deductible per occurrence for commercial automobile liability is $25,000. Our current deductible level for truckers commercial automobile liability is $1,000,000. Our current deductible level per occurrence for commercial general liability is $1,000,000 per occurrence. Our current workers compensation and employers liability deductible is $150,000 per incident. Our current deductible per occurrence for freight damage as an authorized carrier or warehouseman is $250,000. We are also responsible for legal expenses within our deductible levels for liability and workers’ compensation claims. We currently reserve the estimated probable loss for incurred but not yet paid claim amounts and expenses, and regularly evaluate and adjust our claim reserves to reflect actual experience. If the ultimate results differ from our estimates, we could incur costs in excess of reserved amounts. To cover claims in excess of our deductible levels, we maintain insurance with insurance companies that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.

If we lose key personnel and qualified technical staff, our ability to manage the day-to-day aspects of our business will be weakened.

We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be weakened. Our operations and prospects depend in large part on the performance of our senior management team. The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operation. We face significant competition in the attracting and retaining personnel who possess the skill sets that we seek. Because our senior management team has unique experience with our company and within the transportation industry, it would be difficult to replace them without adversely affecting our business operations. In addition to their unique experience, our management team has fostered key relationships with our suppliers and customers. Such relationships are especially important in a non-asset based company such as ours. Loss of these relationships could have a material adverse effect on our profitability.

We have an extensive relationship with our former parent, APL Limited, and we depend on APL Limited for essential services. Our business and consolidated results of operations could be adversely affected if APL Limited failed or refused to provide such services or terminated the relationship.

Pursuant to long-term contracts that expire in May 2019, APL Limited, the former owner of our wholesale Stacktrain services business, supplies us with chassis from its equipment fleet for the transport of international freight on behalf of other international shippers. In addition, we transport APL Limited’s international cargo on our Stacktrain network to locations in the United States using chassis and equipment supplied by APL Limited. The additional wholesale volume attributable to the transport of APL Limited’s international cargo contributes to our ability to obtain favorable provisions in our rail contracts. APL Limited pays us a fee for repositioning its empty containers within North America so that the containers can be reused in trans-Pacific shipping operations. In addition, APL Limited is currently providing us with computers, software and other information technology services necessary for the operation of our wholesale Stacktrain business pursuant to a long-term contract that expires in May 2019. If any of our contracts with APL Limited were terminated or if APL Limited were unwilling or unable to fulfill its obligations to us under the terms of these contracts, our business, consolidated results of operations and financial condition could be materially adversely affected.

As we expand our services internationally, we may become subject to international economic and political risks.

A portion of our business is providing services internationally. International revenues accounted for approximately 11% of our revenues in 2005 compared to 10% in 2004 and 9% in 2003. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion of our services in foreign countries will expose us to the increased effect of foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

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

Should we not be able to declare and pay cash dividends as anticipated, our stock price could be negatively impacted.

During 2005, we completed an amendment to our credit agreement that increases the maximum aggregate cash dividends payable by us. During the third quarter of 2005 we declared and paid our first quarterly dividend of $0.15 per common share. During the fourth quarter of 2005, we declared our second quarterly dividend of $0.15 per common share and paid the dividend in January 2006. During the first quarter of 2006, we declared our third quarterly dividend of $0.15 per common share payable in April 2006. The declaration of future dividends by the Company and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, compliance with financial ratios and other limitations in our credit agreement, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There is no assurance that we will be able to continue to pay dividends at all or at this level in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease space in office buildings in Concord, California and Fort Worth, Texas for our wholesale segment, office space in Concord, California for our corporate headquarters and an office building in Dublin, Ohio for our retail segment headquarters. We also lease space in office buildings in many other locations including Oakbrook, Illinois, Commerce, California, DeSoto, Texas, Jacksonville, Florida, Lake Success, New York, Memphis, Tennessee, and Orange, California. We lease four facilities in Los Angeles, California for dock space, warehousing and parking for tractors and trailers.

Our wholesale transportation network operates out of more than 75 railroad terminals across North America. Our integrated rail network, combined with our leased equipment fleet, enables us to provide our customers with single-company control over rail transportation to locations throughout North America.

Substantially all of the terminals we use are owned and managed by rail or highway carriers. However, we employ full-time personnel on-site at many major locations to ensure close coordination of the services provided at the facilities. In addition to these terminals, other locations throughout the eastern United States serve as stand-alone container depots, where empty containers can be picked up or dropped off, or supply points, where empty containers can be picked up only. In connection with our trucking services, agents provide marketing and sales, terminal facilities and driver recruiting, while an operations center provides, among other services, insurance, claims handling, safety compliance, credit, billing and collection and operating advances and payments to drivers and agents.

ITEM 3. LEGAL PROCEEDINGS

The Company is party to various legal proceedings, claims and assessments arising in the normal course of its business activities. However, management believes none of these items will have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity.

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

As a result, the Company successfully defended and prevailed over the plaintiffs’ challenges to core operating practices of the Company, establishing that (i) the owner-operators were independent contractors and not employees of the Company and (ii) the Company may charge the owner-operators for liability insurance coverage purchased by the Company. Following the California Supreme Court’s decision, the only remaining issue was whether our subsidiaries’ collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. This issue was remanded back to the same trial court that heard the original case in 1998.

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

During the second quarter of 2005 the Company also engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believed that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel has assured would occur if the Company were to prevail in the remand trial), taken together with the original $488,978 restitution award for the Company’s failure to disclose the change in its liability insurance retention amount, would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter. During the third quarter, the parties signed the definitive documents reflecting the settlement agreement, and the settlement agreement and related documents received the preliminary approval of the court. Pursuant to the settlement agreement, the Company has retained an independent third party to administer the claims process. In February 2006, the court granted final approval to the settlement. The Company presently expects that the claims process, payment calculations and final settlement will be concluded in the first quarter of 2006.

The same law firm prosecuting the Albillo case filed a separate class action lawsuit in March 2003 in the same jurisdiction on behalf of a putative class of owner-operators (the “Renteria” class action) who are purportedly not included in the Albillo class. The claims in the Renteria case, which is being stayed pending full and final disposition of the remaining issue in Albillo, mirror those in Albillo, specifically, that the Company’s subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through the Company’s subsidiaries violated California’s Business and Professions Code. The Company believes that the final disposition of the insurance issue in Albillo in the Company’s favor precludes the plaintiffs from re-litigating this issue in Renteria. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of the Company’s legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial condition, results of operations or liquidity.

The Company’s wholly-owned subsidiary, Pacific Motor Transport Company d/b/a Pacer Transport, was a defendant in a personal injury action filed in May 1997 in Upshur County, East Texas, Dicks v. Pacific Motor Transport Company, which arose out of a 1996 motor vehicle incident. The jury found Pacer Transport liable and awarded damages to the plaintiff in the amount of $607,000. Including pre- and post-judgment interest and court costs, the total amount of the judgment is approximately $1.3 million at December 30, 2005.

At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. The Company contends that this finding was incorrect under well-settled law in Texas in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. The Company appealed to the Twelfth Texas Court of Appeals at Tyler, which earlier this year refused to reverse the trial court. The Company then appealed to the Texas Supreme Court. The Supreme Court ordered a full briefing of the appeal, which was completed during the first quarter of 2005. On October 14, 2005 the Supreme Court notified the Company’s counsel that it would not accept the Company’s appeal. On October 31, 2005 the Company filed a motion for rehearing with the Supreme Court based on several factors, including the Supreme Court’s recent issuance of case law that indicates that the court of appeals decision with respect to the plaintiff’s own negligence was improperly decided, and which the Company believes can warrant the Supreme Court’s granting of the Company’s appeal. If the Supreme Court grants the Company’s motion for rehearing, it would likely schedule oral arguments and then take the Company’s appeal under consideration and render a final decision. If the Supreme Court denies the Company’s motion for rehearing, the original trial court verdict will become final and the full amount of the Dicks judgment, plus interest and costs, will become due and payable. Currently the maximum probable loss exposure approximates $1.3 million, which has been accrued in accounts payable and other accrued liabilities in the consolidated balance sheet as of December 30, 2005.

In November 2001, the Company instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which the Company seeks to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for its losses in the Dicks case due to their mishandling of the Company’s claim for insurance coverage. At the time of the incident, the Company maintained a comprehensive insurance program consisting of primary insurance and excess insurance. The primary insurance policy applicable to the Dicks claim was subject to a $250,000 deductible. The Company provided all required notices of the Dicks claim and litigation to the insurer through its authorized representatives. Nevertheless, at the conclusion of the Dicks trial, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000.

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

Our subsidiary, Pacer Global Logistics, Inc. (“PGL”), is a party to a March 4, 2005, Logistics Services Agreement with Del Monte Corporation (“Del Monte”). On February 7, 2006, PGL served a notice of dispute on Del Monte initiating the agreement’s formal dispute resolution process with respect to PGL’s right to terminate the agreement due to Del Monte’s material breach and failure to perform under the agreement. On February 17, 2006, PGL served a second notice of dispute on Del Monte with respect to PGL’s claim for payment from Del Monte of transportation costs incurred and paid by PGL on Del Monte’s behalf and for monetary damages for Del Monte’s material breach and failure to perform under the agreement.

On February 15, 2006, Del Monte filed a notice of arbitration with the American Arbitration Association seeking a determination that it owes PGL no additional payments under the agreement and seeking claimed damages from PGL in the amount of $40,000,000 for PGL’s alleged breach of contract. Del Monte’s notice of arbitration does not articulate any basis for its claim that PGL breached the agreement or for its claim of $40,000,000 in damages. Given the very early stage of the arbitration, the parties have not yet selected an arbitrator, set a procedural schedule or conducted any discovery.

PGL intends to vigorously defend the arbitration commenced by Del Monte and pursue its claims for Del Monte’s material breach and nonperformance of contract, for the right to terminate the agreement, and for money damages and moneys due and owing from Del Monte.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name		Title
Donald C. Orris	64	Chairman, President and Chief Executive Officer of Pacer International, Inc.
Jeffrey R. Brashares	53	Vice Chairman, Commercial Sales of Pacer International, Inc.
Brian C. Kane	50	Vice President, Controller of Pacer International, Inc.
Michael F. Killea	44	Executive Vice President, General Counsel of Pacer International, Inc.
Alex M. Munn	57	Executive Vice President, Chief Operating Officer of Pacer International, Inc.
C. Thomas Shurstad	59	Executive Vice President of Pacer International, Inc. President – Pacer Stacktrain unit of Pacer International, Inc.
C. William Smith	59	Executive Vice President, Human Resources of Pacer International, Inc.
Michael E. Uremovich	62	Vice Chairman of Pacer International, Inc.
Lawrence C. Yarberry	63	Executive Vice President, Chief Financial Officer of Pacer International, Inc.

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

Jeffrey R. Brashares has served as Vice Chairman of Commercial Sales since January 2005. From December 2000 to December 2004, he served as President of Transportation Services of Pacer Global Logistics, Inc. From 1984 until its acquisition by our company in December 2000, Mr. Brashares was an owner and served as President of Rail Van, Inc. since 1984. Mr. Brashares joined Rail Van, Inc. as Regional Sales Manager in 1976.

Brian C. Kane has served as Vice President and Corporate Controller of our company since November 2003. Mr. Kane served as Vice President and Controller of Pacer Stacktrain from May 1999 until November 2003 and prior to that as Director of Financial Reporting from May 1998 until May 1999. Prior to joining our company, Mr. Kane was Vice President of Finance for the Shell Martinez Refining Company from November 1996 until May 1998 and Controller for Southern Pacific Transportation Company from April 1990 until November 1996.

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

Alex M. Munn has served as Executive Vice President and Chief Operating Officer of our company since February 2005. From August 2002 until January 2005, Mr. Munn served as Executive Vice President and Chief Information Officer of our company. Mr. Munn joined the company in May 2002 as the Chief Information Officer of Pacer Global Logistics, Inc. Prior to joining our company, Mr. Munn was the Vice President of Business Systems for The Coca-Cola Company’s North American Division from 2000 to 2002 and Director of Business Information and Planning, Global Procurement & Trading of The Coca-Cola Company, Inc. from 1996 to 2000.

Charles T. Shurstad has served as President of Pacer Stacktrain since January 2002. Prior to joining our company, Mr. Shurstad was the President of The Belt Railway Company of Chicago from 1998 through December 2001. From 1997 to 1998, Mr. Shurstad was the Chief Operating Officer of the Malayan Railway, and from 1995 to 1997 he was the President of the Terminal Railroad of St. Louis.

C. William Smith has served as Executive Vice President, Human Resources of our company since August 2002. Mr. Smith also served as Executive Vice President and Chief Operating Officer for Pacer Global Logistics from December 2000 to August 2002. Mr. Smith was Vice President and Chief Operating Officer for Rail Van, Inc. from February 1992 until its sale to Pacer in December 2000.

Michael E. Uremovich has served as Vice Chairman of our company since October 2003. Mr. Uremovich served as a consultant to our company from 1998 until October 2003. From 1991 until 1995, Mr. Uremovich was the Vice President of Marketing for the Southern Pacific Railroad. Prior to Southern Pacific Railroad, Mr. Uremovich held a variety of positions at American President Companies, including Vice President of Marketing and Logistics Services.

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

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on The NASDAQ Stock Market’s National Market (“NASDAQ”) under the symbol “PACR”.

The following table sets forth, for the Company’s two most recent fiscal years, the per share range of high and low sales prices of our common stock as reported on NASDAQ and dividends declared.

	High	Low	Cash Dividends Declared
2005
1st quarter	$27.17	$18.58	-
2nd quarter	$24.48	$20.05	-
3rd quarter	$27.32	$22.04	$0.15
4th quarter	$27.67	$23.90	$0.15

2004
1st quarter	$22.21	$18.00	-
2nd quarter	$21.30	$16.85	-
3rd quarter	$18.67	$14.00	-
4th quarter	$21.79	$15.34	-

As of February 14, 2006 there were approximately 34 record holders of our common stock. No stock repurchases have been made.

Dividend Policy

During the third quarter of 2005, our Board of Directors instituted a quarterly dividend policy of $0.15 per common share ($0.60 per common share per annum) to enhance shareholder value and return profits to stockholders. In September 2005, the first quarterly dividend of $0.15 per common share was declared by our Board of Directors. The dividend was paid in October 2005. In November 2005, the second quarterly dividend of $0.15 per common share was declared by our Board of Directors. The dividend was paid in January 2006. In February 2006, a third quarterly dividend of $0.15 per common share was declared, to be paid in April 2006. The declaration of future dividends by the Company and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, our credit agreement imposes restrictions on our ability to pay dividends, including that no event of default has occurred, the leverage ratio and other financial covenants are met and the aggregate amount of all dividends declared does not exceed $40 million plus 50% of our cumulative consolidated net income (as defined in the agreement) since December 27, 2003 (the first day of our fiscal 2004).

Equity Compensation Plan Information

Information concerning our equity compensation plan is shown under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for the Company as discussed below. The selected historical information at December 30, 2005 and December 31, 2004 and for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected historical information at December, 26, 2003, December 27, 2002 and December 28, 2001 and for the fiscal years ended December 27, 2002 and December 28, 2001 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

The following table should also be read in conjunction with our audited consolidated financial statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 26, 2003	Dec. 27, 2002 2/	Dec. 28, 2001
	(in millions, except share and per share amounts)
Statements of operations Data:
Revenues	$1,860.1	$1,808.1	$1,668.6	$1,608.2	$1,670.9
Cost of purchased transportation and services	1,428.6	1,413.1	1,293.7	1,257.0	1,337.8
Direct operating expenses	115.4	110.7	106.9	106.7	101.7
Selling, general and administrative expenses	204.8	190.6	180.9	160.3	157.7
Write-off of computer software	11.3 1/	-	-	-	-
Depreciation and amortization	6.9	7.2	7.9	10.1	18.3
Merger and severance	-	-	-	-	0.4
Other	-	-	-	-	4.0
Income from operations	93.1	86.5	79.2	74.1	51.0
Net income	50.9	47.2	31.3	24.8	7.0
Net income per share:
Basic	$1.36	$1.27	$0.85	$0.81	$0.31
Diluted	$1.34	$1.24	$0.82	$0.74	$0.27
Weighted average common shares outstanding:
Basic	37,381,647	37,257,076	37,003,785	30,575,940	22,996,462
Diluted	38,042,454	38,140,409	37,988,697	33,373,752	28,287,952
Cash dividends declared per common share	$0.30	$-	$-	$-	$-

Balance Sheet Data (at period end):

Total assets	$590.2	$605.5	$594.5	$618.4	$632.9
Total debt including capital leases	90.0	154.1	214.1	256.6	397.9
Minority interest – exchangeable preferred stock of subsidiary	-	-	-	-	25.7
Total stockholders’ equity	306.7	264.5	216.1	180.7	3.0
Working capital	55.0	61.7	58.7	36.5	20.1

Cash Flow Data:

Net cash provided by operating activities	$100.9	$44.4	$60.2	$29.1	$21.5
Net cash used in investing activities	(5.0)	(4.3)	(3.2)	(7.8)	(14.4)
Net cash used in financing activities	(86.5)	(40.7)	(57.7)	(20.9)	(7.4)

Other Financial Data:

Capital expenditures	$5.3	$4.6	$3.4	$8.7	$14.6

1/ Based upon the completed evaluation of software development work in our wholesale segment that had been performed by a developer, we determined to abandon the software and to write-off all $11.3 million of capitalized costs. See Note 9 to the notes to our consolidated financial statements.

2/ Includes the effects of our initial public offering of common stock on June 18, 2002 including our 2 for 1 stock split which has been reflected in all periods presented above, the conversion of preferred stock to common stock and the repayment of debt. In addition, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective December 29, 2001 and ceased to amortize goodwill on that date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We are a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the wholesale segment and the retail segment (see Note 8 to the notes to our consolidated financial statements included in this report for segment information). Our wholesale segment provides intermodal rail transportation and local cartage services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. Our retail segment provides truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

Executive Summary

This year was a very exciting year for Pacer. Our financial performance remains strong; we exceeded $100 million in operating cash flows and we declared and paid our first common stock cash dividend to shareholders. As shown in the table below, our results for 2005 continued to improve over prior years, primarily as a result of strength in our wholesale segment operations. The wholesale segment results improved in 2005 even though we wrote-off $11.3 million of software development costs during the year and continue to work with our rail service providers to improve rail service. Our retail segment is beginning to show improvement with income from operations up 63.8% over 2004. In addition, since December 29, 2000, we have reduced our long-term debt by $315.4 million to a balance of $90.0 million at December 30, 2005 using a combination of stock offering proceeds in 2002, and cash flows from operations in all years. We reduced our long-term debt by $64.1 million in 2005 alone, and plan to continue to repay debt with our future operating cash flows. Our interest expense, net has declined dramatically over the last few years, as shown in the table below, and is expected to be approximately $7.2 million in 2006, assuming no significant increases in debt or interest rates.

	2005	2004	2003	2002
	(in millions, except per share amounts)
Revenues	$1,860.1	$1,808.1	$1,668.6	$1,608.2
Income from operations	93.1	86.5	79.2	74.1
Interest expense, net	8.2	9.6	18.0	31.7
Net income	50.9	47.2	31.3	24.8
Diluted EPS	$1.34	$1.24	$0.82	$0.74

For 2005, our wholesale operations continued its strong performance, contributing $105.4 million of income from operations for the year. All three wholesale Stacktrain lines of business showed volume improvements over 2004; domestic volumes, up 4.3% in 2005 compared to 2004, automotive volumes, up 4.1% in 2005 compared to 2004, and international volumes, up 6.4% in 2005 compared to 2004. Revenues from our cartage operations increased 6.7% for 2005 with growth from all operating regions. Our retail segment improved income from operations by $3.7 million, or 63.8%, for 2005 compared to 2004. Each retail unit showed year-over-year improvement in income from operations with the exception of our truck services and supply chain services units. Year-over-year income from operations for our warehousing and distribution unit was up $2.2 million due to improved yields and cost controls; rail brokerage was up over 156% due primarily to cost reductions and yield improvements as revenues declined by 3.7% due to reduced intermodal volumes; truck brokerage income from operations was up 68.3% on 25.2% less revenue due to the transitioning of a customer to another service provider combined with related costs reductions; and our international unit was up $0.7 million due to continued strong import/export business. Our truck services unit income from operations declined by $1.8 million in 2005 compared to 2004 due to increases in the amount of business brokered which has a lower margin than when using our independent owner-operators coupled with costs related to a legal settlement, and our supply chain services unit income from operations declined by $0.4 million due primarily to start-up costs for an expansion of service to a customer.

Our tax loss carryforwards for federal income tax purposes were fully used in 2004, and resulted in our tax payments increasing to $24.6 million in 2005 from $12.7 million in 2004. We expect tax payments to be approximately $32 million in 2006.

Compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires this annual report to include management’s assessment of our internal control over financial reporting and our independent auditor’s report on that assessment and on the effectiveness of our internal control over financial reporting, was a major focus for the company beginning in 2004 and continued to be a focus in 2005. In order to effectively document and test our internal controls over financial reporting, we engaged the services of outside consultants to assist our employees in accomplishing that task. In addition, our external auditors have spent significant time in reviewing and testing our control structure over financial reporting. We paid our auditors and consultants in 2005 $1.8 million pre-tax ($0.03 per diluted share after tax) and in 2004 approximately $4.1 million pre-tax ($0.07 per diluted share after tax) related to this effort. We expect that external costs for continued compliance, including costs of our external auditors, will be approximately $0.5 million to $1 million annually.

We adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” effective December 31, 2005 (the first day of our 2006 fiscal year). This statement will require us to expense our common stock option awards over the period during which an employee is required to provide service in exchange for the award. At the current level of stock option grants, we estimate this pre-tax charge to operations to be approximately $0.5 million each quarter, beginning in the first quarter of 2006. On an annual basis, this will cost approximately $0.03 per diluted share after tax.

In 2006, we plan to continue our focused sales and marketing programs to take advantage of the continually increasing intermodal volumes industrywide, and look forward to improved retail segment results, especially from our rail brokerage, truck brokerage and truck services units. For our wholesale segment, we plan to continue to develop and introduce our door-to-door product, called PacerDirect, utilizing both our cartage and Stacktrain operations to provide improved one-source transportation service to intermodal marketing companies and other transportation intermediaries. During 2005, our Stacktrain unit increased our container fleet by 8.9% from 2004, and we will continue to increase our equipment fleet during 2006 as necessary to handle intermodal volumes.

Overall gross margins in 2006 (calculated as revenues less cost of purchased transportation and services divided by revenues) are expected to remain flat at approximately 23%. The gross margin for our Stacktrain operations is expected to decline slightly due primarily to changes in business mix. We plan to continue to take selective rate increases where feasible, although these will be partially offset by increased costs charged by our underlying service providers. Our retail segment gross margin is expected to increase due to margin improvement initiatives and business mix.

Our base line capital budget in 2006 is approximately $4.2 million and includes projects to enhance operating efficiency, reduce costs and for normal computer replacement items. Capital expenditures in 2006 will be funded by operating cash flows.

Actual results may differ materially from the estimates, expectations and projections described above. Some of the factors that could affect these estimates and expectations are described above under the caption “Item 1A. Risk Factors – Risks Related to Our Business” and “Special Note Regarding Forward-Looking Statements.”

Key Objectives

In addition to the traditional financial measures for managing our operations, we also use a key objective management process designed to improve execution of objectives that we consider to be substantive to our financial results. These key objectives are aimed at focusing management attention at specific problem areas or opportunities for improvement. For the critical key objectives, the defined objective, along with the activity completed, problems encountered, and future action steps to be taken, are reviewed by top management on a monthly basis.

For 2005, we managed a total of 22 key objectives covering both operating segments aimed at increasing business growth, improving margins and profitability and improving or maintaining safety in our transportation businesses. A few of the 2005 key objectives are described below.

A key objective of our rail brokerage unit in 2005 was yield improvement through price increases where appropriate and minimizing the cost of purchased transportation. This objective was to be achieved through rate reductions or rate increase avoidance from underlying carriers and taking advantage of quick pay discounts and eliminating inefficient routings. Activities for this objective include reviewing drayage costs for selected origin-destination pairs, finding a lower cost vendor, identifying and investigating opportunities for quick pay discounts and implementing appropriate price increases. The goal for 2005 was to improve yield by $4.0 million. Through the key objective process, the rail brokerage unit achieved an improvement of $9.4 million.

A key objective in 2005 covering all of our trucking operations including cartage, truck services and truck brokerage was to reduce accident frequency. We continued the enhancement our safety programs to reduce the number of accidents and related expense as measured by a number of ratios, including an accident ratio per driver (accidents/drivers), a driver-at-fault accident ratio per driver, preventable accidents per load, accidents per million miles and composite Department of Transportation “SafeStat” safety rating scores. Activities during the year for this objective included driver training classes to increase the level of awareness and training of our owner-operators to prevent accidents, injuries and related costs, providing security kits for trucks, enhanced auditing of driver logs, more frequent inspecting of trucks for safety and continuation of a driver safety award program. Critical focus was placed on reducing intersection, lane change, rear-end and rollover accidents. The results for 2005 included a 1.4% improvement in the preventable accident per load measure in our cartage unit; a 10% improvement in the SafeStat score in our transport unit and 0.4 accidents per million miles versus a goal of 1.4 per million miles in the trucking activities of our warehousing and distribution unit.

A key objective in 2005 of our Stacktrain unit was to develop and implement pricing strategies and yield and process improvement initiatives to improve the yield on domestic business by $13.0 million and to improve incremental revenue by an additional $4.0 million through positive traffic mix changes. The pricing strategies implemented in 2005 resulted in an $11.0 million improvement in domestic yield and a $12.0 million improvement in incremental revenue from traffic mix changes. In addition, our Stacktrain unit had a key objective to improve the process and performance of the per diem billing and collection system by transitioning 100% of the billing to intermodal marketing companies; by achieving a target collection rate on billings; and by implementing an account drafting process for intermodal marketing companies. The transition to billing intermodal marketing companies was completed in April 2005 and the 2005 collection rate exceeded the targeted collection percentage. As of year-end, 67% of intermodal marketing companies are on direct account drafting, with the remainder targeted to be converted during the first quarter of 2006.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Recognition of Revenue

We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operation recognizes revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our Stacktrain operation offers volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. During 2005, our total volume discounts were $26.9 million. Our wholesale cartage operations and our retail segment recognize revenue after services have been completed. The following table illustrates volume discounts as a percentage of wholesale segment revenues for 2005, 2004 and 2003 (in millions, except percents):

	2005	2004	2003
Wholesale segment revenues	$1,124.2	$999.2	$923.1
Total volume discounts	26.9	19.9	18.5
Volume discounts as a percentage of wholesale segment revenues	2.4%	2.0%	2.0%

Based on our results for the fiscal year ended December 30, 2005, a 25 basis point deviation from our estimates of volume discounts would have resulted in an increase or decrease in revenues of approximately $2.8 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our consolidated financial results and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2005 Estimate	+25 Basis Points
Total volume discounts	$24.2	$26.9	$29.8
Income from operations	95.8	93.1	90.2
Net income	52.6	50.9	49.2
Diluted earnings per share	$1.38	$1.34	$1.29

•	Recognition of Cost of Purchased Transportation and Services

Both our wholesale and retail segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. In addition, our retail segment may earn discounts to the cost of purchased transportation and services that are primarily based on the annual volume of loads transported over major railroads. We estimate our annual volume throughout the year and record a reduction to cost of purchased transportation accordingly. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required. Total discounts earned for 2005 were $11.4 million. The following table illustrates volume discounts earned as a percentage of retail segment cost of purchased transportation and services for 2005, 2004 and 2003 (in millions, except percents):

	2005	2004	2003
Retail segment cost of purchased transportation and services	$778.2	$814.8	$751.2
Total volume discounts earned	11.4	9.6	11.5
Volume discounts as a percentage of retail segment cost of purchased transportation and services	1.5%	1.2%	1.5%

Based on our results for the fiscal year ended December 30, 2005, a 25 basis point deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.9 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our consolidated financial results and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2005 Estimate	+25 Basis Points
Total volume discounts earned	$9.7	$11.4	$13.6
Income from operations	91.4	93.1	95.3
Net income	49.9	50.9	52.3
Diluted earnings per share	$1.31	$1.34	$1.37

•	Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The following table illustrates the allowance for doubtful accounts as a percentage of accounts receivable for 2005, 2004 and 2003 (in millions, except percents):

	2005	2004	2003
Accounts receivable	$225.7	$236.0	$207.2
Allowance for doubtful accounts	6.4	3.9	4.2
Allowance for doubtful accounts as a percentage of accounts receivable	2.84%	1.65%	2.03%

Historically, our actual losses have been within the estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to future consolidated results of operations. For example, during 2005 we had to increase our allowance for doubtful accounts due to a number of customer bankruptcies. In 2004, our year-end accounts receivable balance was abnormally high resulting in a lower ratio of allowance for doubtful accounts to accounts receivable. Based on our results for the fiscal year ended December 30, 2005, a 25 percent deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.6 million. The following analysis demonstrates the potential effect that a 25 percent deviation from our estimates would have had on our consolidated financial results and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Percent	Management’s 2005 Estimate	+25 Percent
Allowance for doubtful accounts	$4.8	$6.4	$8.0
Income from operations	94.7	93.1	91.5
Net income	51.9	50.9	50.0
Diluted earnings per share	$1.36	$1.34	$1.31

•	Deferred Tax Assets

At December 30, 2005, we have recorded net deferred tax assets of $13.1 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $32.8 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations.

•	Goodwill

At December 30, 2005, we had recorded $288.3 million of goodwill, net of amortization, prior to the adoption on December 29, 2001 (the first day of our fiscal 2002) of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The carrying amount of goodwill at December 30, 2005 assigned to our wholesale and retail segments was $67.6 million and $220.7 million, respectively. Goodwill and other intangible assets are subject to periodic testing, at least annually, for impairment and recognition of impairment losses in the future could be required based on the methodology for measuring impairments described below. SFAS 142 requires a two-step method for determining goodwill impairments where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. We determine the fair value of the reporting units using an income approach based on the present value of estimated future cash flows. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and uncertain. Actual future results may differ from those estimates. Our 2005 annual goodwill impairment analysis, which was performed during the first fiscal quarter of 2006, did not result in an impairment charge. The excess of fair value over carrying value for our wholesale and retail segments as of December 30, 2005, the annual testing date, was in excess of $1.0 billion and approximately $36.0 million, respectively. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value for our wholesale and retail segments of $1.0 billion and approximately $23.0 million, respectively.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have presented financial information excluding our write-off in 2005 of software development costs, a non-cash charge. Management uses this non-GAAP measure in its analysis of the company’s performance and regularly reports such information to the Company’s Board of Directors. Management believes that presentations of financial measures excluding the impact of this item provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and the Company’s Board of Directors to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of the Company’s profitability or liquidity.

Background

Our wholesale segment’s Stacktrain operations’ fiscal year ends on the last Friday in December and the wholesale segment’s local cartage operations’ fiscal year and our retail segment’s fiscal year end on the last day in December. The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our historical financial results, including these revenue and expense items, discussed under the caption “Results of Operations”.

Revenues

The wholesale segment’s revenues from Stacktrain operations are generated through rates, fuel surcharges and other fees charged to customers for the transportation of freight utilizing the rail transportation services that we purchase from rail carriers under our long-term and other operating agreements with North American railroads. The growth of these revenues is primarily driven by increases in volume of freight shipped and rate changes on a route-by-route basis. The average rate is impacted by product mix, rail routes utilized, fuel surcharge and market conditions. Also included in revenues are railcar rental income, container per diem charges and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound loads. Revenues are reported net of volume discounts provided to customers. Our wholesale Stacktrain operation generates revenues from three lines of business: international (shipments tendered by ocean shipping companies), automotive (shipments tendered by intermediaries arranging transportation for automotive manufacturers and parts suppliers) and third party domestic (shipments tendered by intermodal marketing companies for shippers within North America). Growth in the wholesale segment’s revenues from local cartage operations, which primarily support our Stacktrain operations and intermodal marketing companies (including our rail brokerage unit) through the use of independent owner-operators, is driven primarily by increased volume as well as length of haul and the rates charged to the customer.

The retail segment’s revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services. Overall growth in revenues for the retail segment is driven by expanding our service offerings and marketing our broad array of transportation services to our existing customer base and to new customers. Growth in revenues from truck brokerage is driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Growth in revenues from truck services operations, which primarily provide specialized transportation services to customers through independent contractors and owner-operators, is driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Intermodal marketing involves arranging the movement of freight in containers and trailers utilizing truck and rail transportation. Increases in revenues from intermodal marketing are generated from increased volumes, rate increases, product mix and route changes. Increases in revenues for warehousing and distribution, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by increased use of third-party containers, rather than their own, by shipping lines on the West Coast to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. Revenues for supply chain management services are recognized on a net basis and increases are driven by increased outsourcing. We also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers’ freight to and from a foreign country. Increases in revenues for international freight forwarding are driven by the globalization of trade.

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

The retail segment’s cost of purchased transportation and related services consists of amounts paid to third parties under our contracts or other operating agreements with them to provide such services, such as railroads, independent contractor truck drivers, freight terminal operators and dock workers. Third-party rail costs are charged through contracts with the railroads and are dependent upon product mix and traffic lanes. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee from point to point or between zones.

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

Selling, General and Administrative Expenses

The wholesale segment’s selling, general and administrative expenses consist of costs relating to customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses and professional fees, and includes the $11.3 million annual fee currently paid to APL Limited for information technology services under a long-term agreement (of which $3.4 million has been subject to a 3% compounded annual increase since May 2003). Wholesale segment selling, general and administrative expenses are expected to increase during 2006 due to additional customer service personnel anticipated for the new PacerDirect product introduced on a selective basis in 2005, and planned for continued development and introduction in 2006.

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

The absolute costs related to corporate functions, such as administration, finance, legal, human resources and facilities, will likely increase as the business grows, but will likely decrease over time as a percentage of net revenues.

Results of Operations

Fiscal Year Ended December 30, 2005 Compared to Fiscal Year Ended December 31, 2004

The following table sets forth our historical financial data for the fiscal years ended December 30, 2005 and December 31, 2004.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 30, 2005, and December 31, 2004

(in millions)

	2005	2004	Change	% Change
Revenues
Wholesale	$1,124.2	$999.2	$125.0	12.5%
Retail	901.6	930.4	(28.8)	(3.1)
Inter-segment elimination	(165.7)	(121.5)	(44.2)	36.4

Total	1,860.1	1,808.1	52.0	2.9

Cost of purchased transportation and services
Wholesale	816.1	719.8	96.3	13.4
Retail	778.2	814.8	(36.6)	(4.5)
Inter-segment elimination	(165.7)	(121.5)	(44.2)	36.4

Total	1,428.6	1,413.1	15.5	1.1

Direct operating expenses
Wholesale	115.4	110.7	4.7	4.2
Retail	-	-	-	-

Total	115.4	110.7	4.7	4.2

Selling, general & administrative expenses
Wholesale	72.6	65.8	6.8	10.3
Retail	110.5	106.4	4.1	3.9
Corporate	21.7	18.4	3.3	17.9

Total	204.8	190.6	14.2	7.5

Write-off of computer software
Wholesale	11.3	-	11.3	n.m.
Retail	-	-	-	-
Corporate	-	-	-	-

Total	11.3	-	11.3	n.m.

Depreciation and amortization
Wholesale	3.4	3.8	(0.4)	(10.5)
Retail	3.4	3.4	-	-
Corporate	0.1	-	0.1	n.m.

Total	6.9	7.2	(0.3)	(4.2)

Income from operations
Wholesale	105.4	99.1	6.3	6.4
Retail	9.5	5.8	3.7	63.8
Corporate	(21.8)	(18.4)	(3.4)	18.5

Total	93.1	86.5	6.6	7.6

Interest expense, net	8.2	9.6	(1.4)	(14.6)
Income tax expense	34.0	29.7	4.3	14.5

Net income	$50.9	$47.2	$3.7	7.8%

Revenues.  Revenues increased $52.0 million, or 2.9%, for the fiscal year ended December 30, 2005 compared to the fiscal year ended December 31, 2004. Revenues in our retail segment decreased $28.8 million, or 3.1%, for 2005 compared to 2004 due to decreased revenues from two of our retail units partially offset by increased revenues from the remaining retail units. Our truck brokerage unit experienced a 25.2% decline in revenues during 2005 compared to 2004 due to the completion of transitioning of a customer to another service provider, partially offset by increases in brokered freight activities. While our rail brokerage unit reported higher income from operations for 2005 compared to 2004 due primarily to yield management and cost cutting efforts, revenues decreased by 3.7% due to decreased intermodal traffic volumes during 2005 partially offset by a higher fuel surcharge in 2005. These yield management and cost cutting efforts included taking advantage of quick pay discounts, eliminating inefficient routings and selecting lower cost vendors. Truck services revenues were up 18.1% due to additional agents in 2005 and an increase in the amount of freight brokered due to high transportation demand for that unit. Our international unit revenues were up 14.0% due to continuing strong import/export business compared to 2004 which more than offset reduced international relief shipments during 2005. Warehousing and distribution revenues were up 4.8% due to additional business from existing customers, cost control and yield management efforts. Revenues for our supply chain services unit increased 5.4% due to expansion of services to and other increases from existing customers.

Wholesale segment revenues increased $125.0 million, reflecting increases in both cartage and Stacktrain operations. Depressing both Stacktrain and cartage revenues during 2005 was the Union Pacific embargo of Southern California locations due to severe weather conditions in January 2005 and during 2004 was the West Coast independent owner-operator truckers’ work stoppage. The core rail carrier service issues, while somewhat improved, have continued into 2005 from 2004. We continue to work with our rail service providers to improve that situation. In addition, hurricane activity has impaired operations during both years. Cartage revenues increased $5.6 million due to increased revenue from the nine new cartage locations opened in early 2005, primarily in the northeast and southeast sections of the United States, although revenue growth has been slow at these locations. In addition, depressing cartage revenue growth has been owner-operator acquisition and retention issues. We are seeking to address these issues through key objective management focus designed to improve the quality of drivers acquired by utilizing more efficient on-boarding processes and to address other driver issues to allow for longer driver retention. Stacktrain revenues increased $119.4 million in 2005 compared to 2004 and reflected increases in wholesale third-party domestic, automotive, international and container per diem revenues. The 2004 fiscal year had an extra work week which did not occur in 2005, accounting for approximately $14.5 million of 2004 revenues. The 16.9% increase in wholesale third-party domestic freight revenues was due to increases during 2005 compared to 2004 from several intermodal marketing companies, including our own rail brokerage operations. In addition to selective rate increases implemented during the year, a 14.8% average fuel surcharge was in effect during 2005 compared to a 7.1% average surcharge during 2004. We expect that the fuel surcharge percentage for the near term will remain at the increased levels experienced during the third and fourth quarters of 2005 due to high fuel costs. The increase in fuel surcharge reflects the increase in fuel costs charged to us by our underlying service providers as discussed below under the heading “Cost of Purchased Transportation and Services.” Domestic containers handled increased 4.3% over 2004 and the average freight revenue per container increased 12.0%. The 8.7% increase in automotive freight revenues was due to a volume increase of 4.1% over 2004, reflecting increases from all of our automotive customers except one, coupled with a 4.4% increase in the average freight revenue per container. The 17.4% increase in wholesale international revenues was due to a 10.4% increase in the average freight revenue per container coupled with a 6.4% increase in containers handled primarily from one international shipper. Overall containers handled increased 4.6% for 2005 compared to 2004. The $6.0 million 2005 increase in container per diem revenue resulted from more containers in service during 2005 compared to 2004. In addition, a new Stacktrain per diem billing system was completed during the first quarter of 2005 which has improved billing and collection efforts.

Our retail segment usage of our wholesale segment for rail transportation increased by $44.2 million, or 36.4%, in 2005 compared to 2004 as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $7.2 million in 2005 compared to 2004 due primarily to reduced retail automotive business. Our program to increase inter- and intra-segment generated revenues is continuing and is focused on coordinating capacity within and between segments so that future growth can occur without degrading our ability to satisfy customer requirements.

Cost of Purchased Transportation and Services.  Cost of purchased transportation and services increased $15.5 million, or 1.1%, for the fiscal year ended December 30, 2005, compared to the fiscal year ended December 31, 2004. Cost of purchased transportation and services in our retail segment decreased $36.6 million due primarily to the decreases in business discussed above. The overall gross margin percentage on our retail business increased from 12.4% in 2004 to 13.7% in 2005 primarily reflecting changes in business mix and improved yield efforts. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the margin percentage increase as this customer was a low margin account. Also contributing to the margin percentage increase in 2005 was an increase in the warehousing and distribution gross margin percentage due to improved handling and yield management and the inclusion in 2004 of costs to vacate temporary warehousing facilities. These increases were partially offset by a decline in margin percentage in our truck services unit due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner-operators. Our international unit also experienced a margin percentage decline reflecting an increase in lower margin import business in 2005 compared to 2004. Margin percentages in our remaining retail segment units for 2005 were comparable to 2004.

The wholesale segment’s cost of purchased transportation and services increased $96.3 million, or 13.4%, for 2005 compared to 2004 reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with an 8.6% increase in the cost per container due primarily to increased fuel costs from our underlying service providers and changes in business mix. The 2004 fiscal year had an extra work week which did not occur in 2005, accounting for approximately $10.3 million of the 2004 expense. The cartage increase was also due primarily to increased shipments noted above coupled with higher owner-operator costs, fuel costs and equipment charges during 2005. The overall gross margin percentage for the wholesale segment decreased slightly from 28.0% in 2004 to 27.4% in 2005.

Direct Operating Expenses.  Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $4.7 million, or 4.2%, in 2005 compared to 2004 due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during 2005. At December 30, 2005, we had 8.9% or 2,316 more containers and 10.9% or 2,820 more chassis than at December 31, 2004. The extra work week in the 2004 fiscal year accounted for approximately $2.1 million of the 2004 expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $14.2 million, or 7.5%, in 2005 compared to 2004. During 2005, we expensed $3.3 million relating to the settlement of legal cases. These cases related to our cartage, truck services and corporate units. The overall increase was also the result of increased compensation expense associated with a 4% wage increase effective January 1, 2005. Average employment during 2005 of 1,705 was three less than the average of 1,708 during 2004. Also contributing to the increase were professional fees and costs related to various continuing legal matters, excluding those settled as discussed above. In addition, during 2005, $5.7 million was accrued for employee bonuses compared to $1.9 million in 2004 due to our achievement of the financial results to permit the payment of higher employee bonuses in 2005. Also contributing to the increased 2005 expense was the receipt during 2004 of an insurance settlement related to the September 11, 2001 terrorist attack, which reduced costs in 2004. The overall increase in expense relative to the prior year was partially offset by reduced temporary warehouse rental expense in our retail segment during 2005 due to vacating temporary warehouses in 2004, as well as reduced costs related to compliance with the Sarbanes-Oxley Act of 2002.

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

Depreciation and Amortization.  Depreciation and amortization expenses decreased by $0.3 million, or 4.2%, for 2005 compared to 2004 due to property retirements.

Income From Operations.  Income from operations increased $6.6 million, or 7.6%, from $86.5 million in 2004 to $93.1 million in 2005. Wholesale segment income from operations increased

$6.3 million, reflecting an $8.2 million increase in Stacktrain income from operations partially offset by a $1.9 million decrease in cartage income from operations. The Stacktrain increase was due to strength in all three lines of wholesale business as well as increased container per diem related to more containers in service during 2005, partially offset by the write-off of $11.3 million of software development costs in 2005 and $1.7 million of income from operations from the extra work week in fiscal year 2004. The cartage decrease was due primarily to a legal settlement mentioned above combined with higher owner-operator costs related to the acquisition and retention of owner-operators, and higher fuel costs and equipment charges during 2005 compared to 2004. Retail segment income from operations increased $3.7 million for the year reflecting increases at the warehouse and distribution, rail brokerage, truck brokerage and international units. This was partially offset by reduced income from operations at the truck services and supply chain services units. Income from operations for 2005 was adversely impacted by corporate costs related to the settlement of the litigation mentioned above coupled with increased bonus accruals in 2005, partially offset by reduced costs related to compliance with the Sarbanes-Oxley Act of 2002. Excluding the $11.3 million charge for the write-off of Stacktrain computer software, overall income from operations for 2005 would have been $104.4 million. See the table below for a reconciliation of as reported results to adjusted results.

Interest Expense, Net.  Interest expense, net decreased by $1.4 million, or 14.6%, for 2005 compared to 2004 due primarily to a lower level of outstanding debt during the year. At December 30, 2005, total long-term debt was $90.0 million, $64.1 million less than the balance of $154.1 million at December 31, 2004. Interest rates have increased from an average of approximately 4.0% during 2004 to 5.2% during 2005.

Income Tax Expense.  Income tax expense increased $4.3 million in 2005 compared to 2004 due to higher pre-tax income in 2005, combined with a higher effective tax rate of 40.0% for 2005 compared to 38.6% for 2004. The effective tax rate for 2004 was lower than the rate for 2005 due to a state tax rate study reducing the rate for 2004.

Net Income.  Net income increased $3.7 million from $47.2 million in 2004 to $50.9 million in 2005 reflecting the higher income from operations (up $6.6 million) as discussed above, combined with reduced interest costs (down $1.4 million) associated with the lower level of outstanding debt during 2005, partially offset by higher income tax expense (up $4.3 million) related to a higher pre-tax income and a higher effective tax rate in 2005. Excluding the $11.3 million pre-tax charge ($6.8 million after-tax) for the write-off of Stacktrain computer software, net income for 2005 would have been $57.7 million. See the table below for a reconciliation of as reported results to adjusted results.

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Fiscal Year Ended December 30, 2005 (in millions, except share and per share amounts)

(Unaudited)

Item	GAAP Results	Adjustments		Adjusted Results
Income from operations	$93.1	$11.3	1/	$104.4
Interest expense, net	8.2	-		8.2

Income before income taxes	84.9	11.3		96.2
Income taxes	34.0	4.5	2/	38.5

Net income	$50.9	$6.8		$57.7

Diluted earnings per share	$1.34	$0.18		$1.52

Weighted average shares outstanding .	38,042,454	38,042,454		38,042,454

1/ Write-off of costs related to the development of Stacktrain computer software.

2/ Income tax effect of the write-off at the effective rate.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 26, 2003

The following table sets forth our historical financial data for the fiscal years ended December 31, 2004 and December 26, 2003.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 31, 2004, and December 26, 2003

(in millions)

	2004	2003	Change	% Change
Revenues
Wholesale	$999.2	$923.1	$76.1	8.2%
Retail	930.4	872.3	58.1	6.7
Inter-segment elimination	(121.5)	(126.8)	5.3	(4.2)

Total	1,808.1	1,668.6	139.5	8.4

Cost of purchased transportation and services
Wholesale	719.8	669.3	50.5	7.5
Retail	814.8	751.2	63.6	8.5
Inter-segment elimination	(121.5)	(126.8)	5.3	(4.2)

Total	1,413.1	1,293.7	119.4	9.2

Direct operating expenses
Wholesale	110.7	106.9	3.8	3.6
Retail	-	-	-	-

Total	110.7	106.9	3.8	3.6

Selling, general & administrative expenses
Wholesale	65.8	63.5	2.3	3.6
Retail	106.4	103.9	2.5	2.4
Corporate	18.4	13.5	4.9	36.3

Total	190.6	180.9	9.7	5.4

Depreciation and amortization
Wholesale	3.8	4.0	(0.2)	(5.0)
Retail	3.4	3.9	(0.5)	(12.8)

Total	7.2	7.9	(0.7)	(8.9)

Income from operations
Wholesale	99.1	79.4	19.7	24.8
Retail	5.8	13.3	(7.5)	(56.4)
Corporate	(18.4)	(13.5)	(4.9)	36.3

Total	86.5	79.2	7.3	9.2

Interest expense, net	9.6	18.0	(8.4)	(46.7)
Loss on extinguishment of debt	-	12.1	(12.1)	(100.0)
Income tax expense	29.7	17.8	11.9	66.9

Net income	$47.2	$31.3	$15.9	50.8%

Revenues.  Revenues increased $139.5 million, or 8.4%, for the fiscal year ended December 31, 2004 compared to the fiscal year ended December 26, 2003. Revenues in our retail segment increased $58.1 million reflecting increases in our truck services, international and truck brokerage businesses. This was partially offset by year-over-year revenue decreases in our warehousing and distribution and rail brokerage units. The truck services year-over-year increase in revenues of 25.3% was due primarily to the addition of two new agents and also an increase in the amount of freight brokered due to high demand for transportation. Our international unit’s revenues increased 21.2% due primarily to increased import business with the Far East. The truck brokerage increase of 13.5% was due primarily to increases in the lower margin automotive business. Our warehousing and distribution unit experienced a 22.6% decrease in year-over-year revenues due to customer turnover as well as to the strategic elimination of temporary warehousing facilities. Revenues in our rail brokerage unit decreased 0.4% reflecting changed shipping patterns for two large retailers that we could not overcome with added business. In addition, our rail brokerage unit was impacted by capacity-related service issues with our core rail carriers during the year.

Wholesale segment revenues increased $76.1 million, reflecting a $59.7 million increase in Stacktrain revenues as well as a $16.4 million increase in cartage revenues, from almost all cartage locations. Stacktrain results reflected increases in all wholesale lines of business including domestic, international and automotive even though we experienced in 2004 service issues with our core rail carriers and short-term embargoes and ramp closures at selected locations due to inclement weather. The increase in wholesale domestic operations was a result of increased freight revenues from several intermodal marketing companies. Domestic containers handled increased 4.0% over 2003 and the average revenue per container increased 4.7% due primarily to the increase in the fuel surcharge that was between 3.8% and 12.5% during 2004 compared to between 2.9% and 5.5% during 2003. The increase in fuel surcharge reflects the increase in fuel costs as discussed below under the heading “Cost of Purchased Transportation and Services.” The wholesale international operations increase in freight revenues was primarily the result of increased business from two international shipping companies. International container volumes were 4.4% above 2003. Wholesale automotive volumes were 6.4% above 2003 with increases from DaimlerChrysler and General Motors. Contributing to the overall increase in Stacktrain revenues were higher repositioning revenue associated with higher domestic volumes and increased container per diem revenue that resulted from more containers in service during 2004 and to improved billing and collection efforts. Overall containers handled increased 4.6% from the prior year. It should be noted that approximately $14.5 million of the wholesale segment increase in revenues for 2004 compared to 2003 was due to an extra week in our fiscal year 2004 compared to 2003.

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

Cost of Purchased Transportation and Services.  Cost of purchased transportation and services increased $119.4 million, or 9.2%, for 2004 compared to 2003. The cost of purchased transportation and services in our retail segment increased $63.6 million due primarily to the increased business discussed above. Much of the increase in business discussed above is lower margin business. The overall gross margin percentage on our retail business has declined from 13.9% in 2003 to 12.4% in 2004. Our rail brokerage unit has not been able to pass all rail transportation cost increases on to customers due to the competitive situation, which reduces the margin on retained business. Our warehousing and distribution unit lost a large profitable customer in late 2003 which has impacted margins negatively in this unit, and also incurred costs related to vacating temporary warehousing facilities which added to the decline in retail segment gross margin. The increased revenue for our truck brokerage unit was due primarily to low margin automotive shipments, and the increase in the international unit’s import business also contributed to the overall decline in retail segment gross margin.

The wholesale segment’s cost of purchased transportation and services increased $50.5 million for 2004 compared to 2003 reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a slight increase in the cost per container due primarily to increased fuel costs and changes in business mix. Approximately $10.3 million of the Stacktrain increase was due to the extra week in the 2004 fiscal year. The cartage increase was due primarily to increased shipments noted above coupled with the newer cartage locations added in late 2002 or early 2003. The overall gross margin for the wholesale segment has increased to 28.0% in 2004 from 27.5% in 2003.

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

Income From Operations.  Income from operations increased $7.3 million, or 9.2%, from $79.2 million in 2003 to $86.5 million in 2004. Wholesale segment income from operations increased $19.7 million reflecting a $17.0 million increase in Stacktrain income from operations (approximately $1.7 million from the extra week in fiscal 2004) and a $2.7 million increase in cartage income from operations. The Stacktrain increase was due to strength in all three wholesale lines of business as well as increased container per diem charges related to more containers in service during 2004 and to improved per diem charge billing and collection procedures. The cartage increase was due to increased business at almost all locations. The wholesale segment increase in income from operations was partially offset by a $7.5 million decrease in income from operations in 2004 compared to 2003 in our retail segment. The retail segment decrease reflected reduced business in our rail brokerage and warehousing and distribution units due to customer turnover. Rail brokerage operations were also adversely impacted by capacity-related rail service issues with our core rail carriers during 2004 and the inability to pass through cost increases from underlying service providers. Income from operations in 2004 was adversely impacted by corporate costs related to audit and tax fees, costs associated with complying with the Sarbanes-Oxley Act of 2002, preparation of the shelf registration statement and two supplements to the shelf registration statement prospectus and legal fees.

Interest Expense, Net.  Interest expense, net decreased by $8.4 million, or 46.7%, for 2004 compared to 2003 due primarily to a lower level of outstanding debt during 2004. At December 31, 2004, total long-term debt was $154.1 million, $60.0 million less than the balance of $214.1 million at December 26, 2003.

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

Liquidity and Capital Resources

Cash generated by operating activities was $100.9 million, $44.4 million and $60.2 million for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively. The increase in cash provided by operating activities in 2005 was due primarily to a higher income from operations combined with the $11.3 million non-cash write-off of computer software and the timing of receivables and payables. Both trade accounts receivable and payable were slightly elevated at year-end 2004 and are now at more normal levels. In addition, the completion of the transitioning of a truck brokerage customer to another service provider also contributed to the increase, as well as reduced interest charges during 2005 as compared to 2004 due to the lower level of outstanding debt during 2005. Income taxes paid were $24.6 million, $12.7 million and $1.1 million in 2005, 2004 and 2003, respectively. For 2006, since our federal tax loss carryforwards have all been used, income tax payments are expected to be approximately $32.0 million. Interest paid was $7.7 million, $8.4 million and $19.9 million in 2005, 2004 and 2003, respectively. Interest expense, net for 2006 is expected to be approximately $7.2 million. Cash generated by operating cash flows in 2006 is projected to be between $65.0 million and $75.0 million.

The decrease in cash provided by operating activities in 2004 was due primarily to the increase in accounts receivable and increased cash payments for taxes partially offset by improved operating results and reduced interest costs for 2004 as compared to 2003. The increase in accounts receivable was due to an increase in average daily sales compared to 2003 coupled with a seasonal increase in the days sales outstanding due to slow payment during the holiday season. The increase was primarily in current accounts receivable that were received after our fiscal year end. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repay debt and for acquisitions. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We believe that it is better to reduce debt and minimize our interest liability than to maintain large cash balances and incur increased interest expense.

We had working capital of $55.0 million and $61.7 million at December 30, 2005 and December 31, 2004, respectively. The decrease in 2005 was due primarily to the decrease in receivables at the end of 2005 due to increased collection efforts, the completion of the transitioning of a truck brokerage customer to another service provider, and increased accrued liabilities including bonus, tax and dividend accruals in 2005.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 30, 2005, our major commitments (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$90.0	$-	$-	$90.0	$-
Interest on long-term debt	27.1	6.0	12.0	9.1	-
Operating leases	428.7	65.1	118.5	104.2	140.9
Equipment obligation	12.1	1.3	3.6	2.8	4.4
Dividends	5.6	5.6	-	-	-
Volume incentives	14.0	14.0	-	-	-
APL IT agreement	163.8	11.4	23.1	23.7	105.6
Other IT agreements	4.6	3.1	1.5	-	-
Purchased transportation	26.6	26.6	-	-	-

Total	$772.5	$133.1	$158.7	$229.8	$250.9

Our total long-term debt (as refinanced, see below) was originally incurred to finance our recapitalization, the acquisition of Pacer Logistics and the four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease requirements relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $70.7 million in 2005, $67.8 million in 2004 and $62.3 million in 2003. The equipment obligation is our estimate of operating lease payments on 1,000 53-foot containers and 419 53-foot chassis ordered, but yet to be financed. We anticipate financing the equipment through operating leases. Dividends were paid on January 6, 2006. Volume incentives relate to amounts payable to companies that ship on our Stacktrain unit and have met certain volume shipping commitments for the year 2005. Our APL IT agreement is a long-term contract expiring in May, 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, none being presently contemplated, our obligation under the contract would be limited to only $3.8 million. The Other IT agreements reflect a three year telecommunications commitment for voice, data and frame relay services, the costs of outsourcing our computer help desk function and IT licensing and maintenance commitments. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at year-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure, dividend and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008. Due to our voluntary debt repayments during the year, our next required debt payment is at the maturity date of June 2010.

Cash flows used in investing activities were $5.0 million, $4.3 million and $3.2 million for 2005, 2004 and 2003, respectively. The use of cash in 2005 was primarily for normal computer replacement items. This was partially offset by net proceeds of $0.3 million from the sale of property. The use of cash in 2004 includes $1.0 million for the new cartage operating system with the remaining amounts for normal computer system replacement items. This was partially offset by net proceeds of $0.3 million from the sale of property. The use of cash in 2003 included $0.7 million for trailers at the truck services unit of our retail segment with the remaining expenditures for normal computer system replacement items. These amounts were partially offset by net proceeds of $0.2 million from the sale of property.

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

Capital expenditures for 2006 are budgeted at $4.2 million primarily for normal computer replacement items.

Cash flows used in financing activities were $86.5 million, $40.7 million and $57.7 million for 2005, 2004 and 2003, respectively. During 2005, we repaid $64.1 million of long-term debt and paid our first common stock dividend to shareholders of $5.6 million. Options to purchase 177,110 shares of our common stock were exercised for total proceeds of $1.8 million paid to the Company. The proceeds were used for general corporate purposes.

On September 14, 2005, we entered into an amendment to our credit agreement to, among other things, increase the maximum aggregate cash dividends payable by us. On April 28, 2005 and November 19, 2003 we negotiated repricings for the seven-year term loan. The repricings each resulted in an immediate reduction of  1/2 of 1 percent to the applicable margin. The applicable margin is subject to further reductions based upon our achieving certain financial ratios.

During 2004, we repaid $60.0 million of long-term debt. Also during 2004, options to purchase 119,120 shares of our common stock were exercised for total proceeds of $0.7 million paid to the Company. The proceeds were used for general corporate purposes.

On June 10, 2003, we completed the refinancing of the existing term loan and revolving credit facilities, and on July 10, 2003 we redeemed our senior subordinated notes with funds from a new $330.0 million credit agreement. The credit agreement consists of a seven-year term loan facility due June 10, 2010, with an original principal amount of $255.0 million, and a five-year $75.0 million revolving credit facility due June 10, 2008. On June 10, 2003, we drew $96.0 million of a delayed-draw term loan facility and repaid the $91.2 million outstanding balance on the existing term loan facility, $4.4 million of fees and expenses and $0.4 million of interest due at closing. The remaining $159.0 million of the delayed-draw term loan facility was drawn on July 10, 2003 to redeem the $150.0 million senior subordinated notes and to pay interest through the redemption date and the $8.8 million redemption premium. In addition to the refinancing amounts discussed above, during 2003, we repaid a net $42.5 million of long-term debt and capital lease obligations.

The seven-year term loan portion of the credit agreement bears, at our option, interest at a base rate plus a margin between 0.50% to 1.00% per annum, or at a Eurodollar rate plus a margin between 1.50% and 2.00% per annum, in each case depending on the leverage ratio attained. The revolving loan facility portion of the credit agreement bears interest, at our option, at a base rate plus a margin between 1.25% to 2.25% per annum, or at a Eurodollar rate plus a margin between 2.25% to 3.25% per annum, in each case depending on the leverage ratio attained. The base rate is the higher of the prime lending rate of the administrative agent,  1/2 of 1% in excess of the federal funds rate, or  1/2 of 1% of an adjusted certificate of deposit rate. The credit agreement is guaranteed by all of our direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by us. The credit agreement contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At December 30, 2005, we were in compliance with these covenants. At December 30, 2005, we had $59.7 million available under the $75.0 million revolving credit facility, net of $15.3 million of outstanding letters of credit.

Options to purchase 335,470 shares of our common stock were exercised in 2003 for total proceeds of $3.1 million paid to the Company. The proceeds were used for general corporate purposes.

During 2005, the wholesale segment received 4,422 primarily 53-ft. leased containers and 3,926 primarily 53-ft. leased chassis and returned 2,106 primarily 48-ft leased containers and 1,106 primarily 48-ft. leased chassis. During 2005, four railcars were destroyed. On order at the end of 2005 were 1,000 53-ft. containers and 419 53-ft. chassis to be delivered during the first quarter of 2006.

During 2004, the wholesale segment received 4,321 primarily 53-ft. leased containers and 3,853 primarily 53-ft. leased chassis and returned 1,917 primarily 48-ft leased containers and 2,248 primarily 48-ft. leased chassis.

During 2003, the wholesale segment received 3,530 primarily 53-ft. leased containers and 2,604 primarily 53-ft. leased chassis and returned 1,693 primarily 48-ft leased containers and 1,530 primarily 48-ft. leased chassis. During 2003, five railcars were destroyed.

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. We adopted this EITF on July 2, 2005, the first day of our third fiscal quarter. The adoption did not have a material impact on our consolidated results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on December 31, 2005, the first day of our 2006 fiscal year and will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005 and the cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. We adopted this Interpretation on December 30, 2005, the last day of our fiscal year 2005. The adoption did not have a material impact on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the standard effective December 31, 2005 (the first day of our 2006 fiscal year). At the current level of stock option grants, this statement will require an estimated $0.5 million pre-tax charge to operations each quarter. On an annual basis, this will cost approximately $0.03 per diluted share after-tax.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 summarizes the views of the SEC staff regarding the interaction between SFAS No. 123R (see above) and certain SEC rules and regulations, and is intended to assist in the initial implementation of SFAS No. 123R.

Inflation

We contract with railroads and independent truck operators for our transportation requirements. These third parties are responsible for providing their own diesel fuel. To the extent that changes in fuel prices are passed along to us, we have historically passed these changes along to our customers. There is no guarantee, however, that this will be possible in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. The quantitative information presented below and the additional qualitative information presented above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 3 to the notes to our consolidated financial statements included in this report describe significant aspects of our financial instrument programs which have market risk.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 30, 2005 or December 31, 2004.

Based upon the average variable interest rate debt outstanding during 2005, a 100 basis point change in our variable interest rates would have affected our 2005 pre-tax earnings by approximately $1.2 million. For 2004, a 100 basis point change in our variable interest rates would have affected our 2004 pre-tax earnings by approximately $1.9 million. For 2003, a 100 basis point change in our variable interest rates would have affected our 2003 pre-tax earnings by approximately $1.6 million.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including supplementary data and accompanying report of independent registered public accounting firm are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls.  We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 30, 2005. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of December 30, 2005 based on the disclosure controls evaluation.

Objective of Controls.  Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion.  Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of December 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting.  During 2005, we reviewed our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our review is designed to identify potential changes that may enhance the efficiency, while maintaining the effectiveness, of our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Pacer is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and that criteria, management concludes that, as of December 30, 2005, the company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005 as stated in their report beginning on page F-2.

ITEM 9B. OTHER INFORMATION

On February 24, 2006, the Company signed an Equipment Purchase Contract with JD USA, Inc., for the acquisition of 800 containers with an option to purchase up to 2,700 additional 53-ft. containers. The option to purchase additional containers has exercise dates between April 1, 2006 and August 1, 2006. The Company expects the acquisition costs to range from approximately $7.7 million to $33.8 million, depending on the number of containers ordered and other variables. The Company expects to take delivery of the 800 containers during 2006 and anticipates financing the equipment through operating leases.

The foregoing summary is qualified in its entirety by reference to the Equipment Purchase Contract, which is attached hereto as Exhibit 10.37.

Part III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Identification of Directors.

The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

(b)	Identification of Executive Officers.

Certain information concerning our executive officers is presented in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c)	Audit Committee Information; Financial Expert.

The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading Board, “Board Committees and Meetings” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

(d)	Section 16(a) Compliance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

(e)	Code of Ethics.

Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our Board of Directors on January 27, 2004. Our code of ethics is posted on our website at www.pacer-international.com in the “investor relations” sub pages and is also available free of charge by written request to our CFO at Pacer International, Inc., 2300 Clayton Road, Suite 1200, Concord, California 94520. Any amendment to, or waiver from, our code of ethics will be posted on our website within four business days following such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year. The information specified in Item 402 (k) and (l) of Regulation S-K and set forth in our Proxy Statement for our 2006 annual meeting of shareholders is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,798,230	$11.15	2,031,500	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	1,798,230	$11.15	2,031,500	(1)

(1) Under our 1999 Stock Option Plan (our “1999 Plan”), options to purchase 1,371,430 shares of our common stock were outstanding at December 30, 2005 and no further option grants can be made under that plan. Under our 2002 Stock Option Plan (our “2002 Plan”), no more than 2,500,000 shares (before adjustment for stock splits, stock dividends or similar recapitalization events) of our common stock may be issued in the aggregate. As of December 30, 2005, 41,700 shares of our common stock had been issued upon exercise of options granted under the 2002 Plan and options to purchase 426,800 shares of our common stock were outstanding. As of December 30, 2005, we have available 2,031,500 shares of our common stock for future issuance under the 2002 Plan. This amount includes shares added automatically on January 1, 2003, 2004 and 2005 based upon 2.0% of the outstanding shares of our common stock as of the last day of the fiscal year preceding such January 1. Any shares of common stock issued under our 1999 Plan that are forfeited to or repurchased by us or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full are also available for grant and issuance under our 2002 Plan. In addition, on January 1 of each year, commencing January 1, 2003, as noted above, the aggregate number of shares reserved for issuance under our 2002 Plan will increase automatically by a number of shares equal to 2.0% of our outstanding shares on the last day of the preceding year, except that the Board of Directors may, in its absolute discretion, determine in respect of any year that the automatic increase be less than 2.0% or that no automatic increase occur in respect of that year.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the discussion under the heading “Fees Paid to Independent Auditors” in our Proxy Statement for our 2006 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2005 fiscal year.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this annual report on Form 10-K:

(1)	List of Financial Statements Filed as Part of this Annual Report on Form 10-K:

A list of our consolidated financial statements, notes to consolidated financial statements, and accompanying report of independent registered public accounting firm appears on page F-1 of the Index to Consolidated Financial Statements and Financial Statement Schedules, which is filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts, for each of the fiscal years ended December 30, 2005, December 31, 2004, and December 26, 2003, which appears on page S-1, is filed as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002). (Commission File No. 0-49828).

3.2	Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2002). (Commission File No. 0-49828).

4.1	Credit Agreement, dated as of June 10, 2003, among Pacer International, Inc., various lending institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York Branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2003). (Commission File No. 0-49828).

4.2	First Amendment to Credit Agreement, dated as of November 17, 2003, among Pacer International, Inc., various lending institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2005). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description

4.3	Second Amendment to Credit Agreement, dated as of November 17, 2003, among Pacer International, Inc., various lending institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 29, 2003). (Commission File No. 0-49828).

4.4	Third Amendment and Consent to Credit Agreement, dated as of November 17, 2003, among Pacer International, Inc., various lending institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 14, 2005). (Commission File No. 0-49828).

10.1	Stock Purchase Agreement, dated as of March 15, 1999, between APL Limited and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.4 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.2	Non-Competition Agreement, dated as of May 28, 1999, among Neptune Orient Lines Limited, APL Limited, Pacer International, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.5 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.3	Administrative Services Agreement, dated as of May 29, 2000, between APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). (Registration File No. 333-53700).

10.4	IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited, APL Land Transport Services, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 10.10 to the Company’s Registration Statement on Form S-4 dated November 5, 1999). (Registration File No. 333-85041).

10.5	Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.6	TPI Chassis Sublet Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.9 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.7	Equipment Supply Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.8	Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

Exhibit Number	Exhibit Description

10.9	Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002, between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

10.10	Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the Company’s Registration Statement on Form S-4 dated October 7, 1999). (Registration File No. 333-85041).

10.11	Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

10.12	Asset Purchase Agreement, dated December 31, 1999, among Conex Acquisition Corporation, Conex Global Logistics Services, Inc., MSL Transportation Group, Inc., Jupiter Freight, Inc., The Michael W. Keller Living Trust, The Uchida Family Trust, Michael Keller and Shigehiro Uchida. (Incorporated by reference to Exhibit No. 2.1 to the Company’s Current Report on Form 8-K dated January 13, 2000). (File No. 0-49828). (Commission File No. 333-85041).

10.13	Amendment dated January 12, 2000 to Conex Asset Purchase Agreement dated December 31, 1999. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 13, 2000). (Commission File No. 333-85041).

10.14	Rail Car Lease Agreement, dated September 1, 2000, among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000). (Commission File No. 333-85041).

10.15	Amendment No. 1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.16	Amendment No. 2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.17	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.18	Equipment Use Agreement, dated May 28, 1999, between PAMC LLC and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). (Registration File No. 333-53700).

10.19	Amendment No. 1 to Domestic Incentive Agreement, dated January 1, 2001, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001). (Registration File No. 333-53700).

Exhibit Number	Exhibit Description

10.20	Rail Car Lease Agreement, dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.21	Rail Car Lease Agreement, dated January 2001, between LaSalle National Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.22	Rail Car Lease Agreement, dated February 14, 2001, between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.23	Employment Agreement for Donald C. Orris dated March 31, 1997, as amended April 7, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).+

10.24	Amended and Restated Employment Agreement, dated March 1, 2003, between Pacer Global Logistics, Inc. and Jeffrey R. Brashares. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002). (Commission File No. 333-85041).+

10.25	Employment Agreement, dated January 16, 2002, between Pacer International, Inc. and Charles T. Shurstad. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).+

10.26	Employment Agreement, dated December 1, 1998, between Pacer International, Inc. and Lawrence C. Yarberry, (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2000). (Commission File No. 333-85041).+

10.27	Employment Agreement, dated August 22, 2001, between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2001). (Commission File No. 333-85041).+

10.28	Master Lease Agreement, dated April 16, 2003, between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003). (Commission File No. 0-49828).

10.29	Master Equipment Lease Agreement, dated December 1, 2003, between Fleet Capital Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003). (Commission File No. 0-49828).

10.30	Employment Agreement, dated October 1, 2003, between Pacer International, Inc. and Michael Uremovich. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K /A for the year ended December 26, 2003). (Commission File No. 0-49828).+

Exhibit Number	Exhibit Description

10.31	Amendment dated June 30, 2004 to Master Lease Agreement, dated April 16, 2003, between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).

10.32	Amended and Restated Employment Agreement, dated October 27, 2004, between Pacer International, Inc. and C. William Smith (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).+

10.33	Amended and Restated Employment Agreement, dated October 26, 2004, between Pacer International, Inc. and Brian C. Kane (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).+

10.34	Employment Agreement, dated March 3, 2005, between Pacer International, Inc. and Alex Munn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2005). (Commission File No. 0-49828).+

10.35	Pacer International, Inc. 2006 Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2006). (Commission File No. 0-49828).+

10.36	Pacer International, Inc. Director Compensation Summary (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 8, 2006). (Commission File No. 0-49828).+

10.37	Equipment Purchase Contract dated as of February 14, 2006 by and between Pacer International, Inc. and JD USA, Inc.

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K /A for the year ended December 26, 2003). (Commission File No. 0-49828).

21	Subsidiaries of the Pacer International, Inc.

23	Consent of Independent Accountants

31.1	Certification of D.C. Orris pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of L.C. Yarberry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of D.C. Orris and L.C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: February 24, 2006	By:	/s/ Lawrence C. Yarberry
Lawrence C. Yarberry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 24, 2006	By:	/s/ Donald C. Orris
Donald C. Orris Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 24, 2006	By:	/s/ Brian C. Kane
Brian C. Kane Vice President and Controller (Principal Accounting Officer)

Date: February 24, 2006	By:	/s/ Joshua J. Harris
Joshua J. Harris Director

Date: February 24, 2006	By:	/s/ Bruce H. Spector
Bruce H. Spector Director

Date: February 24, 2006	By:	/s/ Robert F. Starzel
Robert F. Starzel Director

Date: February 24, 2006	By:	/s/ Thomas L. Finkbiner
Thomas L. Finkbiner Director

Date: February 24, 2006	By:	/s/ Andrew C. Clarke
Andrew C. Clarke Director

Date: February 24, 2006	By:	/s/ Robert S. Rennard
Robert S. Rennard Director

Date: February 24, 2006	By:	/s/ P. Michael Giftos
P. Michael Giftos Director

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or the notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Pacer International:

We have completed integrated audits of Pacer International, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 30, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 30, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 1, 2006

PACER INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 30, 2005	December 31, 2004
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$9.1	$-
Accounts receivable, net of allowances of $6.4 million and $3.9 million, respectively	219.3	232.1
Prepaid expenses and other	10.8	10.2
Deferred income taxes	4.0	4.1

Total current assets	243.2	246.4

Property and equipment
Property and equipment at cost	94.8	101.2
Accumulated depreciation	(58.7)	(52.1)

Property and equipment, net	36.1	49.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	9.1	11.5
Other assets	13.5	10.2

Total other assets	310.9	310.0

Total assets	$590.2	$605.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$-	$0.1
Book overdraft	-	18.6
Accounts payable and other accrued liabilities	188.2	166.0

Total current liabilities	188.2	184.7

Long-term liabilities
Long-term debt and capital leases ....	90.0	154.0
Other	5.3	2.3

Total long-term liabilities	95.3	156.3

Total liabilities	283.5	341.0

Commitments and contingencies (Notes 7, 9 & 11)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 37,463,748 and 37,286,638 issued and outstanding	0.4	0.4
Additional paid-in capital	277.8	275.4
Unearned compensation	-	(0.1)
Retained earnings (accumulated deficit)	28.7	(11.0)
Accumulated other comprehensive loss	(0.2)	(0.2)

Total stockholders’ equity	306.7	264.5

Total liabilities and stockholders’ equity	$590.2	$605.5

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 26, 2003
	(in millions, except share and per share data)
Revenues	$1,860.1	$1,808.1	$1,668.6

Operating expenses:
Cost of purchased transportation and services	1,428.6	1,413.1	1,293.7
Direct operating expenses	115.4	110.7	106.9
Selling, general and administrative expenses	204.8	190.6	180.9
Write-off of computer software (Note 9)	11.3	-	-
Depreciation and amortization	6.9	7.2	7.9

Total operating expenses	1,767.0	1,721.6	1,589.4

Income from operations	93.1	86.5	79.2

Interest expense	(8.7)	(9.7)	(18.1)
Interest income	0.5	0.1	0.1
Loss on extinguishment of debt	-	-	(12.1)

Income before income taxes	84.9	76.9	49.1

Income taxes	34.0	29.7	17.8

Net income	$50.9	$47.2	$31.3

Earnings per share (Note 13):

Basic:
Earnings per share	$1.36	$1.27	$0.85

Weighted average shares outstanding	37,381,647	37,257,076	37,003,785

Diluted:
Earnings per share	$1.34	$1.24	$0.82

Weighted average shares outstanding	38,042,454	38,140,409	37,988,697

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Unearned Comp- ensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 27, 2002	-	$-	36,832,048	$0.4	$270.0	$(0.2)	$(89.5)	$-	$180.7

Net income	-	-	-	-	-	-	31.3	-	31.3
Other comprehensive loss	-	-	-	-	-	-	-	(0.1)	(0.1)

Total comprehensive income	-	-	-	-	-	-	31.3	(0.1)	31.2
Tax benefit from exercise of options	-	-	-	-	1.1	-	-	-	1.1
Issuance of common stock for exercise of options	-	-	335,470	-	3.1	-	-	-	3.1

Balance December 26, 2003	-	$-	37,167,518	$0.4	$274.2	$(0.2)	$(58.2)	$(0.1)	$216.1

Net income	-	-	-	-	-	-	47.2	-	47.2
Other comprehensive loss	-	-	-	-	-	-	-	(0.1)	(0.1)

Total comprehensive income	-	-	-	-	-	-	47.2	(0.1)	47.1
Amortization – unearned compensation	-	-	-	-	-	0.1	-	-	0.1
Tax benefit from exercise of options	-	-	-	-	0.5	-	-	-	0.5
Issuance of common stock for exercise of options	-	-	119,120	-	0.7	-	-	-	0.7

Balance December 31, 2004	-	$-	37,286,638	$0.4	$275.4	$(0.1)	$(11.0)	$(0.2)	$264.5

Net income	-	-	-	-	-	-	50.9	-	50.9
Other comprehensive loss	-	-	-	-	-	-	-	-	-

Total comprehensive income	-	-	-	-	-	-	50.9	-	50.9
Common stock dividends; $0.30 per share	-	-	-	-	-	-	(11.2)	-	(11.2)
Amortization – unearned compensation	-	-	-	-	-	0.1	-	-	0.1
Tax benefit from exercise of options	-	-	-	-	0.6	-	-	-	0.6
Issuance of common stock for exercise of options	-	-	177,110	-	1.8	-	-	-	1.8

Balance December 30, 2005	-	$-	37,463,748	$0.4	$277.8	$-	$28.7	$(0.2)	$306.7

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 26, 2003
	(in millions)
Cash flows from operating activities
Net income	$50.9	$47.2	$31.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.9	7.2	7.9
Gain on sale of property and equipment	(0.1)	-	(0.1)
Premium on extinguishment of senior subordinated notes	-	-	8.8
Deferred taxes	2.5	12.4	14.9
Write-off of computer software	11.3	-	-
Change in operating assets and liabilities
Accounts receivable, net	12.8	(29.1)	12.6
Prepaid expenses and other	(0.6)	1.5	(5.3)
Accounts payable and other accrued liabilities	16.5	4.7	(9.7)
Other	0.7	0.5	(0.2)

Net cash provided by operating activities	100.9	44.4	60.2

Cash flows from investing activities
Capital expenditures	(5.3)	(4.6)	(3.4)
Proceeds from sales of property and equipment	0.3	0.3	0.2

Net cash used in investing activities	(5.0)	(4.3)	(3.2)

Cash flows from financing activities
Book overdraft	(18.6)	18.6	(5.1)
Proceeds of long-term debt, net of costs	-	-	241.8
Proceeds from issuance of common stock	1.8	0.7	3.1
Dividends paid to shareholders	(5.6)	-	-
Debt, revolving credit facility and capital lease obligation repayment	(64.1)	(60.0)	(297.5)

Net cash used in financing activities	(86.5)	(40.7)	(57.7)

Effect of exchange rate changes on cash	(0.3)	(0.2)	1.5

Net increase (decrease) in cash and cash equivalents	9.1	(0.8)	0.8

Cash and cash equivalents at beginning of year	-	0.8	-

Cash and cash equivalents at end of year	$9.1	$-	$0.8

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Pacer International, Inc. (“Pacer” or the “Company”) is a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. The Company operates in two segments, the wholesale segment and the retail segment (see Note 8 to the consolidated financial statements for segment information). The wholesale segment provides services principally to transportation intermediaries and international shipping companies. The wholesale segment’s Stacktrain operations’ fiscal year ends on the last Friday in December and the wholesale segment’s local cartage operations’ fiscal year ends on the last day in December. The retail segment provides services principally to end-user customers and includes truck brokerage and truck services, intermodal marketing, warehousing and distribution, international freight forwarding and supply chain management services. Its fiscal year ends on the last day in December.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At December 30, 2005 and December 31, 2004, accounts receivable included unbilled amounts of $18.7 million and $23.7 million, respectively.

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

Classification	Estimated Useful Life

Rail Cars ..	28 Years
Containers and Chassis ...	5 Years
Leasehold Improvements ....	Shorter of term of lease or life of improvement
Other (including computer hardware and software) ...	3 to 7 Years

When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized and amortized. Expenditures for maintenance and repairs are expensed as incurred.

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt and are being amortized using the effective interest method over the terms of the related debt which range from 5 to 7 years. At December 30, 2005 and December 31, 2004, unamortized costs were $3.0 million and $3.5 million, respectively.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has allocated goodwill to the reporting units as shown in the table below as of December 30, 2005 and December 31, 2004 (in millions):

	Retail Segment	Wholesale Segment	Total

Balance at December 30, 2005	$220.7	$67.6	$288.3

Balance at December 31, 2004	$220.7	$67.6	$288.3

The Company has completed its annual goodwill impairment tests at December 30, 2005, and concluded that no adjustments to the balance of goodwill were required.

Revenue Recognition

The Company’s wholesale segment’s Stacktrain operation recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. The wholesale segment’s local cartage operation recognizes revenues when delivery requirements are met. Revenues from retail transportation activities, including rail and truck brokerage, truck services and international freight forwarding, are recorded when delivery requirements are met. Revenues from warehousing activities are recorded upon receipt at the warehouse and storage revenues are recorded as earned. Supply chain management/consulting services net revenues are recorded as earned. Revenues are reported net of volume discounts provided to customers.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjustment	Total Other Comprehensive Income (Loss)

Balance at December 27, 2002	$-	$-

Activity during 2003 (net of $0.1 million tax)	(0.1)	(0.1)

Balance at December 26, 2003	$(0.1)	$(0.1)

Activity during 2004 (net of $0.02 million tax)	(0.1)	(0.1)

Balance at December 31, 2004	$(0.2)	$(0.2)

Activity during 2005 (net of $0.01 million tax)	-	-

Balance at December 30, 2005	$(0.2)	$(0.2)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation cost has been recognized for the stock option grants. If the compensation cost had been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company’s pro forma net income and earnings per share for 2005, 2004 and 2003 would have been:

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003
	(in millions, except per share amounts)

Net income, as reported	$50.9	$47.2	$31.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1.2	1.4	1.1

Net income, pro forma	$49.7	$45.8	$30.2

Earnings per share:
Basic, as reported	$1.36	$1.27	$0.85

Basic, pro forma	$1.33	$1.23	$0.82

Diluted, as reported	$1.34	$1.24	$0.82

Diluted, pro forma	$1.31	$1.20	$0.79

Black-Scholes option-pricing model assumptions:

Risk-free interest rate	4.2%	3.9%	3.5%
Volatility	33%	32%	47%
Dividend yield	2.2%	0%	0%
Estimated option life	6.1	6.1	7.0
Fair value of options granted	$8.92	$7.35	$8.19

Earnings per Share

The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares. The computation of earnings per share-diluted is based on net income available to common shareholders and the weighted-average number of outstanding common shares including the effect of dilutive stock options.

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value due to the floating nature of the interest rates.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells primarily on net 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. The Company maintains an allowance for doubtful accounts.

The Company had no customers in 2005, 2004 or 2003 accounting for 10% or more of revenues.

Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-06 is effective for periods beginning after June 29, 2005. The Company adopted this EITF on July 2, 2005, the first day of its third fiscal quarter. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS Statement No. 3”. APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of the change. SFAS No. 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 on December 31, 2005, the first day of the Company’s 2006 fiscal year and will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 if the need for such a change arises after the effective date.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” The Interpretation clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Interpretation is effective no later than December 31, 2005 and the cumulative effect of initially applying the Interpretation will be recognized as a change in accounting principle. The Company adopted this Interpretation on December 30, 2005, the last day of our fiscal year 2005. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award. The Company adopted the standard effective December 31, 2005 (the first day of the Company’s 2006 fiscal year). At the current level of stock option grants, this statement will require an estimated $0.5 million pre-tax charge to operations each quarter. On an annual basis, this will cost approximately $0.03 per diluted share after-tax.

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

NOTE 2. SECONDARY OFFERING / SHELF REGISTRATION

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

On April 8, 2004 and November 10, 2004, the Company filed with the SEC supplements to the prospectus included in the shelf registration statement discussed in the paragraph above for the sale by selling stockholders of all 8,702,893 shares of the Company’s common stock owned by such stockholders in underwritten public offerings. The April 8, 2004 offering was for 4,000,000 shares at $20.07 per share and the November 10, 2004 offering was for 4,702,893 shares at $17.67 per share net to the selling stockholders. There were no new shares issued in either offering and the Company received no proceeds from the offering. Including the January 7, 2004 registration statement, the Company paid $0.5 million of fees and expenses related to these offerings and charged the costs to the selling, general and administrative expense line item on the consolidated statement of operations.

On August 4, 2003, the Company completed an underwritten secondary offering of 7,285,508 shares of its common stock, including shares sold pursuant to the over-allotment option, on behalf of certain selling stockholders. There were no new shares issued and the Company received no proceeds from the offering. Fees and expenses related to the offering and paid by the Company were $1.2 million and were charged to the selling, general and administrative expense line item on the consolidated statement of operations.

NOTE 3. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases are summarized as follows (in millions):

	December 30, 2005	December 31, 2004

Term loan (6.0%; due June 10, 2010)	$90.0	$154.0
Capital lease obligations (Note 9)	-	0.1

Total	90.0	154.1
Less current portion	-	0.1

Long-term portion	$90.0	$154.0

In 2003, the Company completed the refinancing of the then existing term loan and revolving credit facilities and redeemed its previously outstanding senior subordinated notes with proceeds from a new $330.0 million credit agreement. The credit agreement consists of a seven-year term loan facility due June 10, 2010 with an original principal amount of $255.0 million and a $75.0 million five-year revolving credit facility due June 10, 2008. In connection with the refinancing in 2003, the Company charged to expense $1.2 million for the write-off of existing deferred loan fees and $0.2 million for loan breakage and commitment fees all related to the former term loan and revolving credit facilities. Also in 2003, the Company recorded a pre-tax charge of $10.7 million as a result of the senior subordinated note redemption, consisting of an $8.8 million redemption premium and $1.9 million of existing deferred loan fees.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 14, 2005, the Company entered into an amendment to its credit agreement to, among other things, increase the maximum aggregate cash dividends payable by the Company.

On April 28, 2005 and November 19, 2003, the Company negotiated repricings for the seven-year term loan. The repricings each resulted in an immediate reduction of  1/2 of 1 percent to the applicable margin. The applicable margin is subject to further reductions based upon the Company achieving certain financial ratios.

The seven-year term loan portion of the credit agreement bears, at the Company’s option, interest at a base rate plus a margin between 0.50% to 1.00% per annum, or at a Eurodollar rate plus a margin between 1.50% and 2.00% per annum, in each case depending on the leverage ratio attained. The revolving loan facility portion of the credit agreement bears interest, at the Company’s option, at a base rate plus a margin between 1.25% to 2.25% per annum, or at a Eurodollar rate plus a margin between 2.25% to 3.25% per annum, in each case depending on the leverage ratio attained. The base rate is the higher of the prime lending rate of the administrative agent,  1/2 of 1% in excess of the federal funds rate, or  1/2 of 1% of an adjusted certificate of deposit rate. The credit agreement is guaranteed by all of the Company’s direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by the Company. The credit agreement contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At December 30, 2005, the Company was in compliance with these covenants.

At December 30, 2005, the Company had $59.7 million available under the $75.0 million revolving credit facility, net of $15.3 million of outstanding letters of credit. At December 30, 2005, $90.0 million was outstanding under the term loan portion of the credit agreement with a current interest rate of 6.0%. The Company repaid $64.1 million of long-term debt and capital lease obligations in 2005. The Company repaid $60.0 million of long-term debt and capital lease obligations during 2004. In addition to the refinancing discussed above, during 2003, the Company repaid a net $42.5 million of long-term debt and capital lease obligations. Operating cash flows funded the repayment of the debt prior to and subsequent to the refinancing.

Contractual maturities of long-term debt during each of the five years subsequent to 2005 and thereafter are as follows (in millions):

2006	$-
2007	-
2008	-
2009	-
2010	90.0
Thereafter	-

Total	$90.0

NOTE 4. INCOME TAXES

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 26, 2003

Current:
Federal	$26.8	$16.0	$1.6
State	4.1	1.9	1.3

Total current	30.9	17.9	2.9

Deferred:
Federal	2.5	8.5	13.0
State	0.6	3.3	1.9

Total deferred	3.1	11.8	14.9

Total provision	$34.0	$29.7	$17.8

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 26, 2003

U.S. federal statutory rate	35.0%	35.0%	35.0%

Increases in rate resulting from:
State tax, net of federal benefit	3.5%	4.3%	4.1%

Revisions to prior years’ estimated liability including tax audit adjustments	1.2%	(1.0)%	(2.4)%

Other permanent book/tax differences	0.3%	0.3%	(0.4)%

Net effective tax rate	40.0%	38.6%	36.3%

For 2005, the revisions to prior years’ estimated liability included an adjustment of the effective state tax rate.

For 2004, the revisions to prior years’ estimated liability including tax audit adjustments primarily related to deductions arising from transaction costs incurred in 2000. For 2003, the revisions to prior years’ estimated liability including tax audit adjustments primarily related to deductions arising from IPO costs incurred in 2002.

All federal income tax returns of Pacer International, Inc. are closed through 2000 and filed through 2004. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2005.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 30, 2005 and December 31, 2004 (in millions):

	December 30, 2005	December 31, 2004
Tax loss carry-forwards	$0.2	$0.8
Property and equipment	(9.2)	(8.9)
Allowance for doubtful accounts	2.4	1.5
Accrued liabilities	(3.6)	(5.0)
Tax basis in excess of book – recapitalization	21.8	32.1
Other	1.5	(4.9)

Total net deferred tax asset	$13.1	$15.6

Current deferred tax asset	$7.1	$5.1
Non-current deferred tax asset	23.5	27.9
Current deferred tax liability	(3.1)	(1.0)
Non-current deferred tax liability	(14.4)	(16.4)

Total net deferred tax asset	$13.1	$15.6

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

NOTE 5. 401(K) PLAN AND STOCK OPTION PLANS

Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2005, 2004 and 2003 were $1.7 million, $1.4 million and $1.4 million, respectively.

The Company has two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). The 1999 Plan provided for initial grants in 1999 to specified employees and subsequent grants in later years to other employees. All options were granted at fair value. The initial grants were divided into three tranches, Tranche A, Tranche B and Tranche C. Subsequent grants consisted of only Tranche B and Tranche C options. Tranche A options vest in five equal installments on the date of the grant’s first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant’s seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant’s first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of a portion of the Tranche B options is possible if a sale of the Company occurs prior to the date of grant’s fifth anniversary and the fair market value of the per share consideration to be received by the Company’s shareholders equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including partial acceleration upon a sale of the Company, except that the per share target values as of a given anniversary date are increased. The 1999

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Plan also provided for options granted to non-employee directors, which vest in four equal installments on the date of grant’s first four anniversary dates. On June 18, 2002, the effective date of the Company’s 2002 Plan discussed below, the Company ceased granting options under the 1999 Plan.

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

On June 12, 2002, the first day that the Company’s common stock was traded on The NASDAQ Stock Market, the Company adopted the 2002 Plan under which no more than 2,500,000 shares of common stock may be issued in the aggregate. As of December 30, 2005, the Company has available 2,031,500 shares of common stock for future grant under the 2002 Plan. This amount includes shares added automatically on January 1, 2003, 2004, and 2005, based upon 2.0% of the outstanding shares of common stock as of the last day of the fiscal year preceding such January 1. Any shares of common stock issued under the 1999 Plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full are also available for grant and issuance under the 2002 Plan. In addition, on January 1 of each year, commencing January 1, 2003, as noted above, the aggregate number of shares reserved for issuance under our 2002 Plan will increase automatically by a number of shares equal to 2.0% of the outstanding shares on the last day of the preceding year, except that the Board of Directors may, in its absolute discretion, determine in respect of any year that the automatic increase be less than 2.0% or that no automatic increase occur in respect of that year.

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

Options granted under the 2002 Plan may be exercisable only as they vest. The maximum term of options granted under the 2002 Plan may not exceed ten years. Options granted under the 2002 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution. Generally, they may be exercised only by the optionee during his or her lifetime. The Compensation Committee is authorized to determine otherwise and provide for alternative provisions in option agreements with respect to nonqualified options. Options granted under the 2002 Plan generally are exercisable for a period of time after the termination of the optionee’s service to the Company or any of the Company’s subsidiaries. Options under the 2002 Plan generally terminate immediately upon termination of employment for cause.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the transactions of the Pacer International, Inc. 1999 Stock Option Plan originally adopted May 28, 1999 and the Pacer International, Inc. 2002 Stock Option Plan as of December 30, 2005.

	Common Stock	Weighted Avg. Exercise Price- Common

Balance at December 27, 2002	2,274,028	$9.29

Options exercisable, end of year	829,894	$7.17
Granted	289,000	$15.43
Canceled or expired	(201,940)	$13.76
Exercised	(335,470)	$9.38

Balance at December 26, 2003	2,025,618	$9.71

Options exercisable, end of year	672,726	$6.92
Granted	223,500	$18.76
Canceled or expired	(152,925)	$13.54
Exercised	(119,120)	$6.31

Balance at December 31, 2004	1,977,073	$10.64

Options exercisable, end of year	739,248	$7.51
Granted	117,000	$23.28
Canceled or expired	(118,733)	$16.14
Exercised	(177,110)	$10.14

Balance at December 30, 2005	1,798,230	$11.15

Options exercisable, end of year	681,305	$8.27
Options available for future grant	2,031,500	—

The following table summarizes information about stock options outstanding at December 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Common Stock
$ 5.00	666,130	3.3	$5.00	434,805	$5.00
$ 10.00	179,900	4.3	$10.00	37,400	$10.00
$ 12.50	361,000	5.0	$12.50	78,900	$12.50
$ 13.74	66,000	7.1	$13.74	24,000	$13.74
$ 15.00	164,400	6.2	$15.00	46,800	$15.00
$ 15.78	61,000	7.3	$15.78	21,400	$15.78
$15.80 - $19.66	219,500	8.4	$18.80	31,900	$18.96
$19.67 - $21.51	25,300	7.7	$20.59	6,100	$20.78
$21.52 - $25.88	55,000	9.7	$25.80	-	-

Total	1,798,230	5.2	$11.15	681,305	$8.27

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions recorded in the consolidated statements of operations. During 2003, APL Limited sold their holdings of Pacer International, Inc. common stock. At May 30, 2003, APL Limited was no longer a related party. The table below presents amounts only for the portion of 2003 that APL Limited was a related party.

Related Party	Type	Fiscal Year Ended December 30, 2005	Fiscal Year Ended December 31, 2004	Five Months Ended May 30, 2003 1/

Revenues:
APL Limited	Freight transportation	$-	$-	$39.6
APL Limited	Avoided repositioning
	international freight	-	-	9.1
APL Limited	Management fee	-	-	2.8

Total related party revenues		$-	$-	$51.5

Operating Expenses:
Direct Operating Expenses:
APL Limited	Lease, maintenance and repair expense	$-	$-	$0.5

Selling, general and administrative expenses:
APL Limited	Administrative services	-	-	0.3
APL Limited	IT services	-	-	4.2
Apollo Management	Management fee	-	0.3	0.5
Apollo Management	Secondary offering fees	-	-	1.2
Apollo Management	Shelf registration fees	-	0.5	0.3
A&G Investments	Facility lease	0.6	0.6	0.7
Keller, Uchida Realty Resources LLC	Facility lease	-	-	1.8
Perimeter West	Facility lease	1.6	1.7	1.6

Total related party SG&A expenses		$2.2	$3.1	$10.6

Interest Expenses:
Kelco Logistics, Inc.	$5.0 million Sub. Note	$-	$-	$0.2

Total related party expenses		$2.2	$3.1	$11.3

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

In connection with the May 1999 recapitalization, the Company signed long-term agreements with APL Limited for administrative services such as billing and accounts receivable and payable processing on a per transaction basis. For the first five months of 2003, $0.3 million was paid for these services. In

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition, APL Limited is currently providing the Company information technology services under a long-term agreement for an annual fee of $11.3 million (of which $3.4 million is subject to a 3% compound annual increase since May 2003). For the five months ended May 30, 2003, $4.2 million was paid for these services.

In addition, the Company receives compensation from APL Limited for the repositioning expense that APL Limited has avoided due to using APL Limited’s containers in surplus locations. The total amount of revenue recognized for these services was $9.1 million for the five months ended May 30, 2003. At May 30, 2003 $3.5 million was receivable from APL Limited.

The Company also provides services to the Automotive and Domestic Divisions of APL Limited. These services include moving containers primarily in the U.S. Mexico trade. The amount of revenue recognized for these services was $39.6 million for the five months ended May 30, 2003. At May 30, 2003, $5.7 million was receivable from APL Limited for these services.

The Company leases chassis from APL Limited for use in moving containers to and from ports and rail terminals. Amounts paid to APL Limited for the lease and maintenance of these chassis was $0.5 million for the five months ended May 30, 2003. At May 30, 2003, $0.2 million was payable to APL Limited for these services.

Until November 12, 2004, the Company was party to a registration rights agreement with Coyote Acquisition LLC (“Coyote I”) and Coyote Acquisition II LLC (“Coyote II” and together with Coyote I, “Coyote”) under which such affiliates had demand and incidental registration rights. As a result, at Apollo Management’s written request, the Company was obligated to prepare and file a registration statement covering the shares so requested to be registered by Coyote entities and their affiliates. In June 2003, at Coyote’s request, the Company filed a registration statement for an underwritten offer and sale of common stock by Apollo Investment Fund IV, L.P. (“AIF IV”) and Coyote. Under the terms of a shareholders’ agreement that expired when the secondary offering was completed, other holders of our common stock, including Jeffrey R. Brashares, then the President, Rail/Intermodal Services – Retail Segment and Gerry Angeli, then the President, Pacer Transport, were entitled to include their common stock in the registration statement and did so. The Company paid all of the fees and expenses in connection with the secondary offering (other than the underwriting discounts and commissions payable by the selling stockholders), amounting to $1.2 million.

On January 7, 2004, the Company filed a shelf registration statement under the Securities Act to register $150.0 million aggregate amount of securities of the Company comprising common stock, preferred stock and warrants to purchase preferred stock that may be offered and sold by the Company from time to time. Under the Company’s registration rights agreement with Coyote, the shelf registration statement also registered for sale from time to time all 8,702,893 shares of common stock beneficially owned by AIF IV and Coyote. On November 10, 2004 and April 8, 2004, the Company filed with the SEC supplements to the prospectus included in the shelf registration statement discussed above for the sale by selling stockholders of all 8,702,893 shares of the Company’s common stock in two underwritten public offerings. The Company bore all of the fees and expenses payable in connection with the shelf registration statement and supplements (other than the underwriting discounts and commissions payable by AIF and Coyote), amounting to approximately $0.5 million during 2004. On November 12, 2004, upon the closing of the offering made pursuant to the prospectus supplement filed November 10, 2004, AIF and its affiliates had disposed of all of their common stock in the Company and the registration rights agreement terminated.

The Company was party to a management agreement with Apollo Management (“Apollo”), an affiliate of the Company’s principal shareholder until November 2004, for financial and strategic services as the Board of Directors may reasonably request. The fees paid for these services for the year ended December 31, 2004 and December 26, 2003 were $0.3 million and $0.5 million, respectively. This agreement expired on December 31, 2004.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a former Director and Executive Vice President of the Company and was a stockholder until January 2005. Mr. Steiner was a stockholder until February 2005 and a former Executive Vice President of the Company. Lease payments were $0.6 million, $0.6 million and $0.7 million for the years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively.

The Company leases warehouse and dock facilities in Southern California from Kelco Logistics, Inc., and Keller Uchida Realty Resources LLC, which are owned by Messrs. Keller and Uchida. Mr. Keller is a former President of the Warehousing and Distribution Unit of the Company. Mr. Keller ceased being a related party during 2003. Lease payments were $1.8 million for the year ended December 26, 2003.

The Company paid scheduled semi-annual interest payments amounting to $0.2 million in 2003 to Kelco Logistics, Inc. on the $5.0 million 8.0% subordinated note issued in January 2000 as part of the purchase price for the acquisition of Conex assets. The note was repaid in January 2003.

In connection with the acquisition of Rail Van, the Company assumed a lease of a building that had been entered into by Rail Van with Perimeter West LLC, an entity associated with Mr. Brashares and certain former shareholders of Rail Van. This lease commenced in April 2001, with an initial annual base rental payment of approximately $1.3 million. Lease payments were $1.6 million, $1.7 million and $1.6 million for the years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively.

Management believes that the terms of the related party transactions listed above were at fair market rates.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company is subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s business, financial condition, consolidated results of operations or liquidity. Most of the lawsuits to which the Company is a party are covered by insurance and are being defended by insurance carriers.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

compensation issue, and the plaintiffs sought review only of whether the Company’s subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review.

As a result, the Company successfully defended and prevailed over the plaintiffs’ challenges to core operating practices of the Company, establishing that (i) the owner-operators were independent contractors and not employees of the Company and (ii) the Company may charge the owner-operators for liability insurance coverage purchased by the Company. Following the California Supreme Court’s decision, the only remaining issue was whether our subsidiaries’ collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. This issue was remanded back to the same trial court that heard the original case in 1998.

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

During the second quarter of 2005, the Company also engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believed that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel has assured would occur if the Company were to prevail in the remand trial), taken together with the original $488,978 restitution award for the Company’s failure to disclose the change in its liability insurance retention amount, would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter.

During the third quarter, the parties signed the definitive documents reflecting the settlement agreement, and the settlement agreement and related documents received the preliminary approval of the court. Pursuant to the settlement agreement, the Company has retained an independent third party to administer the claims process. In February 2006, the court granted final approval to the settlement. The Company presently expects that the claims process, payment calculations and final settlement will be concluded in the first quarter of 2006.

The same law firm prosecuting the Albillo case has filed a separate class action lawsuit in March 2003 in the same jurisdiction on behalf of a putative class of owner-operators (the “Renteria” class action) who are purportedly not included in the Albillo class. The claims in the Renteria case, which is being stayed pending full and final disposition of the remaining issue in Albillo, mirror those in Albillo, specifically, that the Company’s subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through the Company’s subsidiaries violated California’s Business and Professions Code. The Company believes that the final disposition of the insurance issue in Albillo in the Company’s favor precludes the plaintiffs from re-litigating this issue in Renteria. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of the Company’s legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s wholly owned subsidiary, Pacific Motor Transport Company d/b/a Pacer Transport, was a defendant in a personal injury action filed in May 1997 in Upshur County, East Texas, Dicks v. Pacific Motor Transport Company, which arose out of a 1996 motor vehicle incident. The jury found Pacer Transport liable and awarded damages to the plaintiff in the amount of $607,000. Including pre- and post-judgment interest and court costs, the total amount of the judgment is approximately $1,300,000 at December 30, 2005.

At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. The Company contends that this finding was incorrect under well-settled law in Texas in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. The Company appealed to the Twelfth Texas Court of Appeals at Tyler, which earlier this year refused to reverse the trial court. The Company then appealed to the Texas Supreme Court. The Supreme Court ordered a full briefing of the appeal, which was completed during the first quarter of 2005. On October 14, 2005 the Supreme Court notified the Company’s counsel that it would not accept the Company’s appeal. On October 31, 2005 the Company filed a motion for rehearing with the Supreme Court based on several factors, including the Supreme Court’s recent issuance of case law that indicates that the court of appeals decision with respect to the plaintiff’s own negligence was improperly decided, and which the Company believes can warrant the Supreme Court’s granting of the Company’s appeal. If the Supreme Court grants the Company’s motion for rehearing, it would likely schedule oral arguments and then take the Company’s appeal under consideration and render a final decision. If the Supreme Court denies the Company’s motion for rehearing, the original trial court verdict will become final and the full amount of the Dicks judgment, plus interest and costs, will become due and payable. Currently the maximum probable loss exposure approximates $1.3 million, which has been accrued in accounts payable and other accrued liabilities in the consolidated balance sheet as of December 30, 2005.

In November 2001, the Company instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which the Company seeks to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for its losses in the Dicks case due to their mishandling of the Company’s claim for insurance coverage. At the time of the incident, the Company maintained a comprehensive insurance program consisting of primary insurance and excess insurance. The primary insurance policy applicable to the Dicks claim was subject to a $250,000 deductible. The Company provided all required notices of the Dicks claim and litigation to the insurer through its authorized representatives. Nevertheless, at the conclusion of the Dicks trial, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000.

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

At December 30, 2005, the Company had a commitment to acquire 1,000 53-ft. containers and 419 53-ft. chassis through operating leases. Delivery will take place during the first quarter of 2006.

NOTE 8. SEGMENT INFORMATION

The Company has two reportable segments, the wholesale segment and the retail segment, that have separate management teams and offer different but related products and services. The wholesale

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents revenues generated by country or geographical area for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003 (in millions).

	Fiscal Year Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 26, 2003

United States …………	$1,661.1	$1,628.7	$1,521.3
Mexico ……………….	46.8	45.6	43.9
Russia/China …………	39.9	36.5	30.9
Europe ……………….	30.0	24.8	27.6
Far East ………………	21.5	16.8	15.3
Canada ……………….	18.0	16.1	6.1
Australia/New Zealand	9.5	7.2	4.8
South America ……….	4.4	3.0	3.8
Mideast ………………	3.6	5.4	4.7
Africa ………………...	2.6	1.2	1.1
All Other ……………..	22.7	22.8	9.1

Total ………….	$1,860.1	$1,808.1	$1,668.6

All of the foreign revenues are generated by the retail segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s wholesale Stacktrain operation.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reportable segment information for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003 (in millions):

	Wholesale	Retail	Corp./Other	Consolidated
Fiscal year ended December 30, 2005
Revenues	$1,124.2	$901.6	$-	$2,025.8
Intersegment elimination	(165.7)	-	-	(165.7)

Subtotal	958.5	901.6	-	1,860.1
Income from operations 1/	105.4	9.5	(21.8)	93.1
Depreciation and amortization	3.4	3.4	0.1	6.9
Capital expenditures	1.9	3.4	-	5.3
Total assets	500.5	122.8	(33.1)	590.2
Fiscal year ended December 31, 2004
Revenues	$999.2	$930.4	$-	$1,929.6
Intersegment elimination	(121.5)	-	-	(121.5)

Subtotal	877.7	930.4	-	1,808.1
Income from operations	99.1	5.8	(18.4)	86.5
Depreciation and amortization	3.8	3.4	-	7.2
Capital expenditures	0.5	4.0	0.1	4.6
Total assets	377.1	255.9	(27.5)	605.5
Fiscal year ended December 26, 2003
Revenues	$923.1	$872.3	$-	$1,795.4
Intersegment elimination	(126.8)	-	-	(126.8)

Subtotal	796.3	872.3	-	1,668.6
Income from operations	79.4	13.3	(13.5)	79.2
Loss on extinguishment of debt	-	-	12.1	12.1
Depreciation and amortization	4.0	3.9	-	7.9
Capital expenditures	0.6	2.8	-	3.4
Total assets	416.7	195.2	(17.4)	594.5

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $165.7 million, $121.5 million and $126.8 million for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

1/ Wholesale segment and consolidated income from operations for the fiscal year ended December 30, 2005 includes $11.3 million for the write-off of previously capitalized computer software development costs (see Note 9).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 30, 2005 and December 31, 2004 (in millions):

	2005	2004

Railcars	$26.1	$26.3
Containers and chassis	25.5	25.6
Leasehold improvements and other (including computer hardware and software)	43.2	38.0
Software under development	-	11.3

Total	94.8	101.2
Less: accumulated depreciation	(58.7)	(52.1)

Property and equipment, net	$36.1	$49.1

Depreciation and amortization of property and equipment was $6.9 million, $7.2 million and $7.9 million for the years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively. The Company retired $0.2 million, $0.2 million and $0.2 million of accumulated depreciation associated with the sale of containers and chassis in 2005, 2004 and 2003, respectively. Equipment under capital lease is included above with a cost of $1.1 million and $1.1 million and accumulated amortization of $1.0 million and $1.0 million at December 30, 2005 and December 31, 2004, respectively.

During 2005, the Company had capital expenditures of $5.3 million primarily for normal computer replacement items. The Company received $0.3 million from the sale of containers and other equipment and retired $0.4 million of property during the year in addition to the $11.3 million write-off of software development costs (see the discussion below).

During 2004, the Company had capital expenditures of $4.6 million including $1.0 million for part of the new cartage computer operating system and the remainder for normal computer system replacement items. The Company received $0.3 million from the sale of containers and other equipment and retired $0.6 million of property during the year.

During 2003, the Company had capital expenditures of $3.4 million which included $0.7 million for trailers at the truck services unit of our retail segment with the remaining expenditures for normal computer system replacement items. The Company received $0.2 million from the sale of containers and other equipment and retired $0.4 million of property during the year.

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

NOTE 10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities at December 30, 2005 and December 31, 2004 were as follows (in millions):

	2005	2004

Accounts payable	$62.1	$70.2
Accrued rail liability	54.1	44.5
Accrued compensation and benefits	13.9	8.5
Accrued volume rebates payable	14.0	14.4
Accrued freight payable	9.9	5.3
Accrued income taxes payable	6.3	0.9
Accrued dividends payable	5.6	-
Accrued equipment maintenance and lease	4.0	8.5
Accrued litigation liability	5.0	0.5
Accrued administrative costs	0.8	0.6
Accrued interest payable	0.8	1.0
Other accrued liabilities	11.7	11.6

Total accounts payable and other accrued liabilities	$188.2	$166.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. LEASES

The Company leases doublestack railcars, containers, chassis, data processing equipment and other property. Future minimum lease payments under noncancelable leases at December 30, 2005 for the five years subsequent to 2005 and thereafter are summarized as follows (in millions):

Operating Leases

2006	$65.1
2007	62.0
2008	56.5
2009	53.1
2010	51.1
Thereafter	140.9

Total minimum payments	$428.7

Rental expense was $100.5 million, $95.7 million and $90.1 million for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively.

During 2005, the Company received 4,422 primarily 53-ft. leased containers and 3,926 primarily 53-ft. leased chassis and returned 2,106 primarily 48-ft leased containers and 1,106 primarily 48-ft. leased chassis.

During 2004, the Company received 4,321 primarily 53-ft. leased containers and 3,853 primarily 53-ft. leased chassis and returned 1,917 primarily 48-ft leased containers and 2,248 primarily 48-ft. leased chassis.

The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in revenues. Rental income was $70.7 million, $67.8 million and $62.3 million for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003, respectively.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in millions):

	Fiscal Year Ended
	Dec. 30, 2005	Dec. 31, 2004	Dec. 26, 2003
Cash payments:

Interest	$7.7	$8.4	$19.9

Income taxes	$24.6	$12.7	$1.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 30, 2005	December 31, 2004	December 26, 2003
Numerator:
Net income – basic	$50.9	$47.2	$31.3

Numerator for earnings per share-diluted	$50.9	$47.2	$31.3

Denominator:
Denominator for earnings per share-basic-
Common shares outstanding	37,381,647	37,257,076	37,003,785

Effect of dilutive securities:
Stock options	660,807	883,333	984,912

Denominator for earnings per share-diluted	38,042,454	38,140,409	37,988,697

Earnings per share-basic	$1.36	$1.27	$0.85

Earnings per share-diluted	$1.34	$1.24	$0.82

Options to purchase 32,500 shares of common stock at $25.75 per share and 22,500 shares of common stock at $25.87 per share were outstanding during 2005 but were not included in the computation of diluted earnings per share for the year ended December 30, 2005 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 12,000 shares of common stock at $18.64 per share, 10,000 shares of common stock at $19.65 per share, 99,000 shares at $19.66 per share, 37,000 shares at $20.31 per share and 6,200 shares at $21.51 per share were outstanding during 2004 but were not included in the computation of diluted earnings per share for the year ended December 31, 2004 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 10,000 shares of common stock at $19.65 per share, 10,000 shares at $19.76 per share and 7,000 shares at $21.51 per share were outstanding during 2003 but were not included in the computation of diluted earnings per share for the year ended December 26, 2003 because the options’ exercise price was greater than the average market price of the common shares.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2005 and 2004 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth

Fiscal year ended December 30, 2005

Revenues	$460.1	$454.6	$441.6	$503.8
Income from operations 1/.	21.2	9.8	26.1	36.1
Net income 1/	11.4	4.6	14.6	20.4
Basic earnings per share 1/	$0.31	$0.12	$0.39	$0.54
Diluted earnings per share 1/	$0.30	$0.12	$0.38	$0.54

Fiscal year ended December 31, 2004

Revenues	$417.5	$421.6	$438.2	$530.8
Income from operations	18.0	17.6	20.6	30.3
Net income	9.4	9.5	11.3	17.0
Basic earnings per share	$0.25	$0.26	$0.30	$0.46
Diluted earnings per share	$0.25	$0.25	$0.30	$0.44

1/ The second quarter of 2005 includes $11.3 million pre-tax ($6.8 million after-tax or $0.18 per share) for the write-off of previously capitalized computer software development costs.

NOTE 15. SUBSEQUENT EVENTS

On February 24, 2006, the Company signed an Equipment Purchase Contract with JD USA, Inc., for the acquisition of 800 containers with an option to purchase up to 2,700 additional 53-ft. containers. The option to purchase additional containers has exercise dates between April 1, 2006 and August 1, 2006. The Company expects the acquisition costs to range from approximately $7.7 million to $33.8 million, depending on the number of containers ordered and other variables. The Company expects to take delivery of the 800 containers during 2006 and anticipates financing the equipment through operating leases.

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other	Balances at End of Fiscal Period

December 30, 2005
Allowance for doubtful accounts	$(3.9)	$(3.9)	$1.4	$-	$(6.4)

December 31, 2004
Allowance for doubtful accounts	$(4.2)	$(1.9)	$2.2	$-	$(3.9)

December 26, 2003
Allowance for doubtful accounts	$(5.7)	$(1.6)	$3.1	$-	$(4.2)

(1)	Represents write-off of amounts.

S-1

EXHIBIT INDEX

Exhibit	Document Description

10.37	Equipment Purchase Contract dated as of February 14, 2006 by and between Pacer International, Inc. and JD USA, Inc.

21	Subsidiaries of Pacer International, Inc.

31.1	Certification of D.C. Orris pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of L.C. Yarberry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of D.C. Orris and L.C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002