Form 10-Q
period 2006-04-07
PACER INTERNATIONAL INC
filed 2006-05-03
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 7, 2006

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

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2006
Common stock, $.01 par value per share	37,546,383 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED APRIL 7, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 7, 2006	December 30, 2005
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$7.4	$9.1
Accounts receivable, net of allowances of $6.2 million and $6.4 million, respectively	215.3	219.3
Prepaid expenses and other	12.1	10.8
Deferred income taxes	4.0	4.0

Total current assets	238.8	243.2

Property and equipment
Property and equipment at cost	95.7	94.8
Accumulated depreciation	(60.4)	(58.7)

Property and equipment, net	35.3	36.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	7.3	9.1
Other assets	19.4	13.5

Total other assets	315.0	310.9

Total assets	$589.1	$590.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$—
Accounts payable and other accrued liabilities	184.2	188.2

Total current liabilities	184.2	188.2

Long-term liabilities
Long-term debt	83.0	90.0
Other	5.3	5.3

Total long-term liabilities	88.3	95.3

Total liabilities	272.5	283.5

Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 37,546,383 and 37,463,748 issued and outstanding at April 7, 2006 and December 30, 2005, respectively	0.4	0.4
Additional paid-in-capital	279.4	277.8
Retained Earnings	37.0	28.7
Accumulated other comprehensive loss	(0.2)	(0.2)

Total stockholders’ equity	316.6	306.7

Total liabilities and stockholders’ equity	$589.1	$590.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 7, 2006	April 8, 2005
	(in millions, except share and per share data)
Revenues	$469.4	$460.1

Operating expenses:
Cost of purchased transportation and services	362.1	357.3
Direct operating expenses	32.3	30.8
Selling, general and administrative expenses	48.8	49.0
Depreciation and amortization	1.8	1.8

Total operating expenses	445.0	438.9

Income from operations	24.4	21.2
Interest expense	(1.9)	(2.5)
Interest income	0.2	0.1

Income before income taxes	22.7	18.8
Income taxes	8.8	7.4

Net income	$13.9	$11.4

Earnings per share (Note 6):
Basic:
Earnings per share	$0.37	$0.31

Weighted average shares outstanding	37,512,961	37,324,530

Diluted:
Earnings per share	$0.36	$0.30

Weighted average shares outstanding	38,286,300	37,993,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended April 7, 2006

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	No. of Shares	Amount
Balance December 30, 2005	37,463,748	$0.4	$277.8	$28.7	$(0.2)	$306.7

Net income	—	—	—	13.9	—	13.9
Other comprehensive loss	—	—	—	—	—	—

Total comprehensive income	—	—	—	13.9	—	13.9
Common stock dividends, $0.15 per share	—	—	—	(5.6)	—	(5.6)
Stock based compensation	—	—	0.4	—	—	0.4
Tax benefit from exercise of options	—	—	0.6	—	—	0.6
Issuance of common stock for exercise of options	82,635	—	0.6	—	—	0.6

Balance April 7, 2006	37,546,383	$0.4	$279.4	$37.0	$(0.2)	$316.6

Total comprehensive income for the three months ended April 8, 2005 was $11.4 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 7, 2006	April 8, 2005
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13.9	$11.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.8	1.8
Deferred taxes	2.0	1.7
Stock based compensation expense	0.4	—
Excess tax benefit from exercise of stock options	(0.4)	—
Changes in operating assets and liabilities:
Accounts receivable, net	4.0	6.7
Prepaid expenses and other	(7.2)	(7.6)
Accounts payable and other accrued liabilities	(3.6)	(7.3)
Other	—	(0.1)

Net cash provided by operating activities	10.9	6.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.0)	(0.8)

Net cash used in investing activities	(1.0)	(0.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	—	8.4
Proceeds from exercise of stock options	0.6	0.7
Excess tax benefit from exercise of stock options	0.4	—
Dividends paid to shareholders	(5.6)	—
Debt, revolving credit facility and capital lease obligation repayment	(7.0)	(15.0)

Net cash used in financing activities	(11.6)	(5.9)

Effect of exchange rate changes on cash	—	0.1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1.7)	—
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9.1	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7.4	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 7, 2006 and December 30, 2005 and for the three-month periods ended April 7, 2006 and April 8, 2005 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 30, 2005 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of April 7, 2006 and December 30, 2005 and for the three-month periods ended April 7, 2006 and April 8, 2005 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At April 7, 2006 and December 30, 2005, accounts receivable included unbilled amounts for services rendered of $16.4 million and $18.7 million, respectively. Unbilled receivables represent revenue earned in the respective period but not billed to the customer until future dates, usually within one month.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 30, 2005	$(0.2)
Activity during 2006 (net of tax)	—

Balance at April 7, 2006	$(0.2)

Stock-Based Compensation

See the discussion under “NOTE 3. STOCK OPTION PLANS.”

NOTE 2. LONG-TERM DEBT

At April 7, 2006, the Company had $56.0 million available under the $75.0 million revolving credit facility, net of $19.0 million of outstanding letters of credit. At April 7, 2006, the term loan of $83.0 million was outstanding with a current interest rate of 6.1%. The Company repaid $7.0 million and $15.0 million of long-term debt and capital lease obligations during the three months ended April 7, 2006 and April 8, 2005, respectively. Operating cash flows funded the repayment of the debt.

Long-term debt is summarized as follows (in millions):

April 7, 2006
Term loan (6.1%; due June 10, 2010)	$83.0
Revolving credit facility (due June 10, 2008)	—

Total	83.0
Less current portion	—

Long-term portion	$83.0

Contractual maturities of long-term debt subsequent to April 7, 2006 are as follows (in millions):

Remaining in 2006	$—
2007	—
2008	—
2009	—
2010	83.0

Total	$83.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 3. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Any shares issued under the 1999 Plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full are also available for grant and issuance under the 2002 Plan. Awards under the 2002 Plan may be granted to employees and directors. The life of each grant is ten years from date of grant and, for current grants, employee options vest on a straight-line basis over 5 years and director options vest on a straight-line basis over 4 years. No more than 2,500,000 shares of common stock may be issued in the aggregate under the 2002 Plan. As of April 7, 2006, the Company has available 1,952,000 shares of common stock for future grant under the 2002 Plan. The table below details the Company’s stock option activity for the three-month periods ended April 7, 2006 and April 8, 2005, respectively.

	Three Months Ended
	April 7, 2006	April 8, 2005
Common Stock Options
Granted
@ $19.54 per share	—	54,500
@ $25.77 per share	12,000	—
@ $28.05 per share	60,000	—

Subtotal	72,000	54,500
Exercised
@ $5.00 per share	53,835	17,834
@ $10.00 per share	5,000	18,000
@ $12.50 per share	6,900	13,800
@ $13.74 per share	9,000	14,000
@ $15.78 per share	3,000	—
@ $17.92 per share	1,500	—
@ $19.66 per share	1,900	1,200
@ $20.31 per share	1,500	—

Subtotal	82,635	64,834
Canceled or Expired
@ $5.00 per share	—	1,333
@ $12.50 per share	—	17,500
@ $13.74 per share	—	6,000
@ $15.78 per share	—	25,000
@ $16.18 per share	—	3,000
@ $21.51 per share	—	200

Subtotal	—	53,033

All proceeds were used for general corporate purposes and all canceled or expired options were due to employee terminations.

Stock-Based Compensation

Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. The Company grants stock options at an exercise price equal to 100% of the market price on the date of grant. Accordingly, no compensation expense was recognized for the stock option grants in periods prior to the adoption of SFAS No. 123(R).

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for the period prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R) (in millions).

	Three Months Ended
	April 7, 2006	April 8, 2005
Net income, as reported	$13.9	$11.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.3	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.3)	0.3

Net income, pro forma	$13.9	$11.1

Earnings per share:
Basic, as reported	$0.37	$0.31

Basic, pro forma	$0.37	$0.30

Diluted, as reported	$0.36	$0.30

Diluted, pro forma	$0.36	$0.29

The fair value of each option grant is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of stock options is based on an analysis of historical exercise behavior. The expected volatility is based on the change in weekly prices of the Company’s stock over a 104-week period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option. The

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

dividend yield reflects an estimated annual dividend of $0.60 per share divided by the market price at date of grant.

	Three Months Ended
	April 7, 2006	April 8, 2005
Weighted-avg. expected option term	5.8 years	6.1 years
Weighted-avg. volatility	31%	34%
Weighted-avg. risk-free interest rate	4.49%	3.93%
Weighted-avg. dividend yield	2.1%	0.0%
Weighted-avg. fair value of options granted	$8.33	$7.98

A summary of stock option activity under the plans for the three months ended April 7, 2006 is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding, December 30, 2005	1,805,730	$11.18
Granted	72,000	27.67
Exercised	(82,635)	8.12
Canceled or Expired	—	—

Outstanding, April 7, 2006	1,795,095	11.98	5.2	$37.6

Exercisable, April 7, 2006	643,570	$8.94	4.3	$15.4

The actual tax benefit realized for the tax deductions from option exercises totaled $0.6 million and $0.3 million for the three months ended April 7, 2006 and April 8, 2005, respectively. The total intrinsic value of options exercised was $1.5 million and $0.8 million for the three months ended April 7, 2006 and April 8, 2005, respectively. As of April 7, 2006, there was $2.3 million of total unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 1.74 years.

NOTE 4. COMMITMENTS AND CONTINGENCIES

The Company is subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s business, financial condition, consolidated results of operations or liquidity. Most of the lawsuits to which the Company is a party are covered by insurance and are being defended in cooperation with insurance carriers.

Two of our subsidiaries engaged in local cartage and harbor drayage operations, Interstate Consolidation, Inc., which was subsequently merged into Pacer Cartage, Inc., and Intermodal Container Service, Inc., were named defendants in a class action filed in July 1997 in the State of California, Los Angeles Superior Court, Central District (the “Albillo” case), alleging, among other things, breach of fiduciary duty, unfair business practices, conversion and money had and received in connection with monies (including insurance premium costs) allegedly wrongfully deducted from truck drivers’ earnings. The plaintiffs and defendants entered into a Judge Pro Tempore Submission Agreement in October 1998, pursuant to which they waived their rights to a jury trial, stipulated to a certified class, and agreed to a minimum judgment of $250,000 and a maximum judgment of $1.75 million. In August 2000, the trial court ruled in our subsidiaries’ favor on all issues except one, namely that in 1998 our subsidiaries failed to

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

issue to the owner-operators new certificates of insurance disclosing a change in the subsidiaries’ liability insurance retention amount, and ordered that restitution of $488,978 be paid for this omission. Plaintiffs’ counsel then appealed all issues except one (the independent contractor status of the drivers), and the subsidiaries appealed the insurance retention disclosure issue.

In December 2003, the appellate court affirmed the trial court’s decision as to all but one issue, reversed the trial court’s decision that the owner-operators could be charged for the workers compensation insurance coverage that they voluntarily elected to obtain through our subsidiaries (a case of first impression in California), and remanded back to the trial court the question of whether the collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, to determine an appropriate remedy. Our subsidiaries sought review at the California Supreme Court of this workers compensation issue, and the plaintiffs sought review only of whether our subsidiaries’ providing insurance for the owner-operators constituted engaging in the insurance business without a license under California law. In March 2004, the Supreme Court of California denied both parties’ petitions for appeal, thus ending all further appellate review.

As a result, we had successfully defended and prevailed over the plaintiffs’ challenges to our subsidiaries’ core operating practices, establishing that (i) the owner-operators were independent contractors and not employees of our subsidiaries and (ii) our subsidiaries may charge the owner-operators for liability insurance coverage purchased by our subsidiaries. Following the California Supreme Court’s decision, the only remaining issue was whether our subsidiaries’ collection of workers compensation insurance charges from the owner-operators violated California’s Business and Professions Code and, if so, what restitution, if any, should be paid to the owner-operator class. This issue was remanded back to the same trial court that heard the original case in 1998.

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

During the second quarter of 2005, the Company also engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believed that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel has assured would occur if the Company were to prevail in the remand trial) would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter.

During the third quarter, the parties signed the definitive documents reflecting the settlement agreement, and the settlement agreement and related documents received the preliminary approval of the court. Pursuant to the settlement agreement, the Company retained an independent third party to administer the claims process. In the first quarter of 2006, the court granted final approval to the settlement, and the claims process and settlement payments were substantially completed, with the Company retaining approximately $500,000 under the settlement agreement.

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a putative class of owner-operators (the “Renteria” class action) who are purportedly not included in the Albillo class. Each of the claims in

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

the Renteria case, which has been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. We believe that the final disposition in our favor of the insurance issue in Albillo precludes the plaintiffs from re-litigating this issue in Renteria. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of our legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

The Company’s wholly owned subsidiary, Pacific Motor Transport Company d/b/a Pacer Transport, was a defendant in a personal injury action filed in May 1997 in Upshur County, East Texas, Dicks v. Pacific Motor Transport Company, which arose out of a 1996 motor vehicle incident. The jury found Pacer Transport liable and awarded damages to the plaintiff in the amount of $607,000. At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. We contended that this finding was incorrect under Texas law in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. We appealed to the Twelfth Texas Court of Appeals at Tyler; in early 2005, however, the appellate court refused to reverse the trial court. We then appealed to the Texas Supreme Court, which ordered a full briefing that was completed in the first quarter of 2005. In the fourth quarter of 2005, the Supreme Court notified our counsel that it would not accept our appeal. We then filed a motion for rehearing with the Supreme Court based on several factors, including the Supreme Court’s recent issuance of case law that indicates that the court of appeals decision with respect to the plaintiff’s own negligence was improperly decided, and which we believed could warrant the Supreme Court’s granting of our appeal. As of December 30, 2005, the original judgment plus pre- and post-judgment interest amounted to approximately $1.3 million, which had been accrued in accounts payable and other accrued liabilities in the consolidated balance sheet as of that date. The Supreme Court subsequently denied our motion for rehearing, which resulted in the original trial court verdict becoming final and the full amount of the Dicks judgment plus interest and costs was paid in the first quarter of this year.

In November 2001, our subsidiary instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which we seek to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for its losses in the Dicks case due to their mishandling of our subsidiary’s claim for insurance coverage. At the time of the incident, we maintained a comprehensive insurance program consisting of primary insurance and excess insurance. The primary insurance policy applicable to the Dicks claim was subject to a $250,000 deductible. Our subsidiary provided all required notices of the Dicks claim and litigation to the insurer through its authorized representatives. Nevertheless, at the conclusion of the Dicks trial, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000. Our subsidiary then sued the insurer, the various Lockton entities and Cambridge. The insurer was subsequently placed into receivership in Pennsylvania and has since gone out of business, and therefore has been removed from the case. We are still pursuing the case against the Lockton entities and Cambridge for violations of the Texas Insurance Code, negligent misrepresentation, and other claims, in which we seek to recover all of the losses, costs and damages arising out of the Lockton entities’ and Cambridge’s conduct in mishandling the insurance claim for the Dicks incident.

At April 7, 2006, the Company had a commitment to acquire 2,042 53-ft. containers 1,700 53-ft. chassis and 4 specialized trailers through operating leases. Delivery will take place through October of 2006.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 5. SEGMENT INFORMATION

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

The following table presents revenues generated by country or geographical area for the three-month periods ended April 7, 2006 and April 8, 2005 (in millions).

	Three Months Ended
	April 7, 2006	April 8, 2005
United States	$423.4	$414.2
Mexico	9.6	10.6
Europe	7.6	7.6
Russia/China	7.3	7.2
Far East	5.3	5.9
Canada	5.3	4.2
Australia/New Zealand	2.0	2.2
Mideast	1.1	0.8
South America	0.9	1.0
Africa	0.2	0.3
All Other	6.7	6.1

Total	$469.4	$460.1

All of the foreign revenues are generated by the retail segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s wholesale Stacktrain operation.

For the three-month period ended April 7, 2006, one customer generated 11.4% of the Company’s total revenues, with the next largest contributing customer at 5.3%. For the three-month period ended April 8, 2005, the Company had no customers that contributed more than 10% of the Company’s total revenues. The top ten customers generated 44.0% and 43.5% of total revenues for the 2006 and 2005 periods, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents reportable segment information for the three-month periods ended April 7, 2006 and April 8, 2005 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended April 7, 2006
Revenues	$313.3	$202.9	$—	$516.2
Inter-segment elimination	(46.8)	—	—	(46.8)

Subtotal	266.5	202.9	—	469.4
Income from operations	28.7	—	(4.3)	24.4
Depreciation	0.9	0.9	—	1.8
Capital expenditures	0.4	0.6	—	1.0
Total assets	$406.4	$222.1	$(39.4)	$589.1
3 Months ended April 8, 2005
Revenues	$263.2	$235.3	$—	$498.5
Inter-segment elimination	(38.4)	—	—	(38.4)

Subtotal	224.8	235.3	—	460.1
Income from operations	22.9	2.4	(4.1)	21.2
Depreciation	1.0	0.8	—	1.8
Capital expenditures	0.1	0.7	—	0.8
Total assets	$395.4	$237.5	$(29.2)	$603.7

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $46.8 million and $38.4 million for the three-month periods ending April 7, 2006 and April 8, 2005, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	April 7, 2006	April 8, 2005
Numerator:
Net income	$13.9	$11.4

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	37,512,961	37,324,530
Effect of dilutive securities:
Stock options	773,339	669,049

Denominator for earnings per share-diluted	38,286,300	37,993,579

Earnings per share-basic	$0.37	$0.31

Earnings per share-diluted	$0.36	$0.30

All options to purchase shares of common stock outstanding during the first quarters of 2006 and 2005 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares during these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our Critical Accounting Policies, and the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2005.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2006. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Executive Summary

The first quarter of 2006 was a good quarter for Pacer and included some continuing and new trends that challenge us. Fuel costs remain high and we see this continuing at least in the near-term. Our fuel surcharge percentage was over 5 percentage points higher in the 2006 quarter compared to the 2005 quarter reflecting increases from our underlying service providers. We continue to develop our PacerDirect product and have set up a number of internal management teams to address the implementation of this long-term project. On the legal front, the settlement of a motor vehicle accident case depressed our retail segment truck services income for the 2006 quarter. One unusual trend for the 2006 quarter for our wholesale Stacktrain unit was the east/west container imbalance on the West Coast rather than in the Eastern U.S. Typically, there is a higher demand to move goods inland from West Coast ports. In the first quarter of 2006, however, West Coast container demand declined as eastbound traffic softened and we were required to reposition empty containers to eastern locations to fulfill westbound transportation requirements and store empty containers in the Los Angeles basin increasing costs in the 2006 quarter. While our wholesale international volumes increased substantially quarter over quarter due to our primary international shippers, the West Coast container imbalance negatively impacted our Stacktrain operations. As rail transportation improves and rail delays are reduced, we believe our current requirement to reposition empty containers to eastern locations will not be necessary as eastbound loads will fill the container requirement.

Overall our financial performance for the first quarter of 2006 was strong, especially our wholesale segment. Income from operations increased 15.1% quarter over quarter to $24.4 million compared to 2005, net income was up 21.9% to $13.9 million and diluted earnings per share were up $0.06 over last year’s quarter to $0.36 per share. Income from operations for our wholesale segment was up 25.3% quarter over quarter and reflected increases in both Stacktrain and cartage operations. Income from operations for our retail segment was down 100.0% quarter over quarter compared to 2005 due to a number of factors. Our rail brokerage volumes for the 2006 quarter were below those of the 2005 quarter due to softness in eastbound traffic, yet rail brokerage business handled by our own Stacktrain operations increased. The emphasis on using our own Stacktrain operations was a management decision that further depressed rail brokerage results, to the benefit of our wholesale segment and total company results, because rail carrier volume incentives were no longer available to our rail brokerage unit. As mentioned above, we settled another prior year accident case which depressed our truck services results for the 2006 quarter, and our truck brokerage unit felt the full effects of completing the transition of a customer to another service provider during the latter part of 2005. We remain positive on our retail segment business, especially its support of our wholesale segment and total company operations. We generated $10.9 million in operating cash flows for the first quarter of 2006, repaid $7.0 million of debt and paid our $5.6 million fourth quarter dividend. Our first quarter 2006 dividend of $5.6 million was paid in April, 2006.

We still have a number of areas that need management focus in the quarters ahead including: improving rail service by working with our core rail carriers; improving the success of our owner/operator acquisition and retention activities; continuing progress on safety; and improving intermodal volumes in our rail brokerage unit which softened beginning during the third quarter of 2005 and continued during the first quarter of 2006.

As discussed in our annual report on Form 10-K for the year ended December 30, 2005 filed with the SEC on March 2, 2006, we use a key objective management process designed to improve execution of objectives deemed to be substantive to our financial results. Progress is continuing on key objectives underway throughout the Company. These initiatives are aimed at increasing business growth, improving margins and profitability and improving or maintaining safety in our transportation businesses. However, no assurance can be given that any of the identified objectives will be successful or achieve the business growth or operating improvements sought.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding each of these critical accounting policies, including the potential effect of specified deviations from management estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our annual report on Form 10-K for the year ended December 30, 2005.

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers or have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operations recognize revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads are available in our computer systems. In addition, our Stacktrain operations offer volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. Our wholesale cartage operations and our retail segment recognize revenue after services have been completed.

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

Deferred Tax Assets. At April 7, 2006, we have recorded net deferred tax assets of $11.3 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize these assets is $29.7 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

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

Results of Operations

Three Months Ended April 7, 2006 Compared to Three Months Ended April 8, 2005

The following table sets forth our historical financial data by reportable segment for the three months ended April 7, 2006 and April 8, 2005 (in millions).

	2006	2005	Change	% Change
Revenues
Wholesale	$313.3	$263.2	$50.1	19.0%
Retail	202.9	235.3	(32.4)	(13.8)
Inter-segment elimination	(46.8)	(38.4)	(8.4)	21.9

Total	469.4	460.1	9.3	2.0
Cost of purchased transportation and services
Wholesale	234.1	190.6	43.5	22.8
Retail	174.8	205.1	(30.3)	(14.8)
Inter-segment elimination	(46.8)	(38.4)	(8.4)	21.9

Total	362.1	357.3	4.8	1.3
Direct operating expenses
Wholesale	32.3	30.8	1.5	4.9
Retail	—	—	—	—

Total	32.3	30.8	1.5	4.9
Selling, general & administrative expenses
Wholesale	17.3	17.9	(0.6)	(3.4)
Retail	27.2	27.0	0.2	0.7
Corporate	4.3	4.1	0.2	4.9

Total	48.8	49.0	(0.2)	(0.4)
Depreciation and amortization
Wholesale	0.9	1.0	(0.1)	(10.0)
Retail	0.9	0.8	0.1	12.5
Corporate	—	—	—	—

Total	1.8	1.8	—	—
Income from operations
Wholesale	28.7	22.9	5.8	25.3
Retail	—	2.4	(2.4)	(100.0)
Corporate	(4.3)	(4.1)	(0.2)	4.9

Total	24.4	21.2	3.2	15.1
Interest expense, net	1.7	2.4	(0.7)	(29.2)
Income taxes	8.8	7.4	1.4	18.9
Net income	$13.9	$11.4	$2.5	21.9%

Revenues. Revenues increased $9.3 million, or 2.0%, for the three months ended April 7, 2006 compared to the three months ended April 8, 2005. Revenues in our retail segment decreased $32.4 million, or 13.8%, for the 2006 quarter compared to the 2005 quarter due primarily to the transitioning of a truck brokerage customer to another service provider which began during the second quarter of 2005 and was completed during the latter part of 2005. Revenues for our truck brokerage unit decreased 57.7% compared to the 2005 quarter due to the completion of this transitioning. Our rail brokerage unit reported a 3.2% decline in revenues compared to the 2005 quarter due to decreased intermodal volumes. Warehousing and distribution revenues were down 4.0% due primarily to a customer moving from our warehousing operations to their own regional distribution center. Our international unit revenues were comparable to last year’s quarter with strong import/export business offset by reduced overseas aid cargo. Truck services revenues were up 14.7% due to additional agents in the 2006 quarter and an increase in the amount of freight brokered due to demand. Revenues for our supply chain services unit increased 4.0% due to increases from existing customers.

Wholesale segment revenues increased $50.1 million, reflecting increases in both cartage and Stacktrain operations. Cartage revenues increased $2.0 million due primarily to the first quarter 2005

Union Pacific embargo of Southern California locations due to severe weather that depressed revenues in that quarter. Stacktrain revenues increased $48.1 million in the first quarter of 2006 compared to the 2005 quarter and reflected increases in all three lines of business as well as container per diem revenues. The 13.1% increase in wholesale third-party domestic freight revenues was due to increases during the 2006 quarter compared to the 2005 quarter from several intermodal marketing companies, including our own rail brokerage operations, coupled with a 16.3% average fuel surcharge in effect during the 2006 quarter compared to a 10.9% average surcharge during the 2005 quarter. Domestic containers handled increased 4.4% over the 2005 quarter and the average freight revenue per container increased 8.3%. The 2005 quarter was negatively impacted by reduced volume due to the Union Pacific embargo of Southern California locations during January 2005. The 19.5% increase in automotive freight revenues was due to a volume increase of 6.0% over the first quarter of 2005 coupled with a 12.8% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of rate increases and fuel surcharges. The 72.5% increase in wholesale international revenues was due to a 48.4% increase in containers handled coupled with a 16.2% increase in the average freight revenue per container. These large increases over the 2005 quarter were due primarily to the addition of a new customer and increased volumes from existing customers. The increase in average freight revenue per container was due primarily to rate increases on existing customers. The $0.7 million 2006 quarter increase in container per diem revenue resulted from more containers in service during the 2006 quarter compared to the 2005 quarter.

Our retail segment usage of our wholesale segment for rail transportation increased by $8.4 million, or 21.9%, in the 2006 quarter compared to the 2005 quarter as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $0.8 million in the 2006 quarter compared to the 2005 quarter due primarily to reduced retail automotive business.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $4.8 million, or 1.3%, for the three months ended April 7, 2006 compared to the three months ended April 8, 2005. Cost of purchased transportation and services in our retail segment decreased $30.3 million due primarily to the completion of transition of a truck brokerage customer to another service provider during the latter part of 2005 coupled with reduced rail brokerage shipments discussed above. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, on our retail business increased from 12.8% in the 2005 quarter to 13.9% in the 2006 quarter primarily reflecting changes in business mix and improved yield efforts. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the margin percentage increase as this customer was a low margin account. The margin percentage for other retail units declined slightly, partially offsetting the overall increase in margin percentage. Our rail brokerage margin percentage decreased compared to the 2005 quarter due to the management decision to use our own Stacktrain operations rather than direct rail carriers, foregoing volume incentives from those carriers, coupled with increased equipment per diem charges. The warehousing and distribution margin percentage declined due to the changed business mix that resulted after a customer, as mentioned above, moved from our warehousing operations to their own regional distribution center. Our truck services margin percentage also declined due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner/operators. The margin percentage for our international unit was comparable to the 2005 quarter.

The wholesale segment’s cost of purchased transportation and services increased $43.5 million for the 2006 quarter compared to the 2005 quarter reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with an 11.1% increase in the cost per container due primarily to increased fuel costs from our underlying service providers, rate increases from our underlying carriers and changes in business mix. In addition, local dray costs from the port to the rail terminal increased $1.1 million in the 2006 quarter compared to the 2005 quarter due to the large increase in wholesale international volumes, and container repositioning costs increased $2.3 million in the 2006 quarter due to the need to reposition containers from the Los Angeles basin to Eastern U.S. locations to support westbound volumes. These Stacktrain increases were partially offset by a favorable settlement of prior period rail payables to one of our rail service providers, as pursuant to our rail contract we periodically reconcile and settle amounts owed to the carrier based on actual usage. The cartage increase was also due to increased shipments noted above. The overall gross margin percentage for the wholesale segment decreased from 27.6% in the 2005 quarter to 25.3% in the 2006 quarter.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $1.5 million, or 4.9%, in the 2006 quarter compared to the 2005 quarter due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2006 quarter. At April 7, 2006, we had 8.7% or 2,270 more containers and 10.7% or 2,860 more chassis than at April 8, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 million, or 0.4%, in the 2006 quarter compared to the 2005 quarter. Our retail segment average employment decreased by 111 in the 2006 quarter compared to the 2005 quarter due primarily to reductions related to the completion of the transition of a truck brokerage customer to another service provider and reductions in our rail brokerage unit. The 2006 quarter also benefited from the reversal of previously accrued expenses due to a service provided for our Stacktrain operations that the company determined would not be payable under the contract with the provider. The 2006 quarter also had reduced costs associated with complying with the Sarbanes-Oxley Act of 2002. These reductions were partially offset by an increase of 23 in our wholesale segment employment related primarily to the continued implementation of the PacerDirect product. In addition, during the 2006 quarter, the settlement of a motor vehicle accident case adversely impacted our truck services unit and corporate results by $1.2 million during the 2006 quarter. During the 2006 quarter, we expensed $0.4 million for stock based compensation costs resulting from our adoption of SFAS No. 123(R) on December 31, 2005. We expect that stock based compensation costs will approximate this amount on a quarterly basis going forward. See Note 3 of the notes to our Condensed Consolidated Financial Statements included in this report for additional information regarding our adoption of SFAS No. 123(R).

Depreciation and Amortization. Depreciation and amortization expenses remained constant between periods.

Income From Operations. Income from operations increased $3.2 million, or 15.1%, from $21.2 million in the 2005 quarter to $24.4 million in the 2006 quarter. Wholesale segment income from operations increased $5.8 million reflecting a $5.4 million increase in Stacktrain income from operations and a $0.4 million increase in cartage income from operations. The Stacktrain increase was due to strength in all three lines of the wholesale business, increased container per diem income related to more containers in service during the 2006 quarter than the 2005 quarter and the 2006 general and administrative accrual adjustment. The cartage increase was due primarily to increased business during the 2006 quarter. Retail segment income from operations decreased $2.4 million as compared to the 2005 quarter reflecting decreases in all retail units with the exception of our international unit where import/export volume was strong. The decrease in income from operations for our rail brokerage unit was due to decreased overall volumes compared to the 2005 quarter coupled with the emphasis on using our Stacktrain operations and foregoing volume incentives from direct rail carriers, and increased equipment per diem charges. The decrease for our truck services unit was due primarily to the settlement of a motor vehicle accident case, and our warehousing and distribution unit reported lower income from operations due to the customer moving to their own regional distribution center, as mentioned above. The decrease in income from operations for our truck brokerage unit was due to the transition of a customer to another service provider which was completed during the latter part of 2005.

Interest Expense, Net. Interest expense, net decreased by $0.7 million, or 29.2%, for the 2006 quarter compared to the 2005 quarter due primarily to a lower level of outstanding debt during the period. At April 7, 2006, total long-term debt was $83.0 million, $56.0 million less than the balance of $139.0 million at April 8, 2005. Interest rates have increased from an average of approximately 4.7% during the 2005 quarter to 6.1% during the 2006 quarter.

Income Tax Expense. Income tax expense increased $1.4 million in the 2006 quarter compared to the 2005 quarter due to higher pre-tax income in the 2006 quarter, partially offset by a slightly lower effective tax rate of 38.8% for the 2006 quarter compared to 39.4% for the 2005 quarter.

Net Income. Net income increased by $2.5 million from $11.4 million in the 2005 quarter to $13.9 million in the 2006 quarter reflecting the higher income from operations (up $3.2 million) as discussed above, combined with reduced interest costs (down $0.7 million) associated with the lower level of outstanding debt during the 2006 quarter, partially offset by higher income tax expense (up $1.4 million) related to a higher pre-tax income partially offset by a lower effective tax rate in the 2006 quarter.

Liquidity and Capital Resources

Cash generated by operating activities was $10.9 million and $6.6 million for the three months ended April 7, 2006 and April 8, 2005, respectively. The increase in cash provided by operating activities was due primarily to the higher income from operations during the 2006 quarter combined with reduced interest charges during the 2006 quarter due to the lower level of outstanding debt. Partially offsetting the increase in cash from operating activities were tax payments of $8.6 million made during the 2006 quarter compared to $4.1 million for the 2005 quarter. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We prefer to reduce debt and minimize our interest expense rather than to maintain cash balances and incur increased interest costs. We had working capital of $54.6 million and $55.0 million at April 7, 2006 and April 8, 2005, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of April 7, 2006 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$83.0	$—	$—	$83.0	$—
Interest on long-term debt	24.3	5.7	11.4	7.2	—
Operating leases	430.8	67.1	121.7	108.0	134.0
Equipment obligation	37.3	2.7	9.4	9.4	15.8
Volume incentives	9.0	9.0	—	—	—
APL IT agreement	161.0	11.4	23.2	23.8	102.6
Other IT agreements	4.2	3.1	1.1	—	—
Purchased transportation	25.9	25.9	—	—	—

Total	$775.5	$124.9	$166.8	$231.4	$252.4

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease obligations relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 2,042 containers 1,700 chassis and 4 specialized trailers ordered and remaining to be financed. We anticipate financing the equipment through an operating lease and will receive the equipment through October 2006. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division and will most likely meet certain volume shipping commitments for the year 2006. Our APL IT agreement is a long-term contract expiring in May, 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, none being presently contemplated, our obligation under the contract would be limited to only $3.8 million. The Other IT agreements reflect a three year telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function and IT licensing and maintenance commitments. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008 and our term loan matures in June 2010. Due to our voluntary debt repayments during the 2006 quarter, our next required debt payment under the term loan portion of our credit facility is June 10, 2010, but we intend to continue to make voluntary debt payments with our operating cash flows.

Cash flows used in investing activities were $1.0 million and $0.8 million for the three months ended April 7, 2006 and April 8, 2005, respectively. The expenditures for the 2006 quarter were for normal computer replacement items. During the 2005 quarter, $0.1 million was expended for the new cartage operating system with the remainder of expenditures for normal computer system replacement items.

Cash flows used in financing activities were $11.6 million and $5.9 million for the three months ended April 7, 2006 and April 8, 2005, respectively. During the 2006 quarter, we repaid $7.0 million principal amount of our long-term debt. Options to purchase 82,635 share of our common stock were exercised during the 2006 quarter for total proceeds to the Company of $0.6 million. The excess tax benefit associated with the exercise of options pursuant to SFAS No. 123(R) was $0.4 million during the 2006 quarter. The cash dividend declared during the fourth quarter of 2005 was paid during the first quarter of 2006. A first quarter 2006 dividend of $5.6 million was paid in April 2006. During the 2005 quarter, we repaid $15.0 million principal amount of our long-term debt. Options to purchase 64,834 shares of our common stock were exercised during the 2005 period for total proceeds to the Company of $0.7 million. At April 7, 2006, the Company had $56.0 million available under the $75.0 million revolving credit facility, net of $19.0 million of outstanding letters of credit. At April 7, 2006, the term loan of $83.0 million was outstanding with a current interest rate of 6.1%.

During the 2006 period, the wholesale segment received 719 new 53-ft. leased containers and 1,477 leased chassis and returned 705 48-ft. and 53-ft. leased containers and 583 leased chassis. During the 2005 period, the wholesale segment received 575 new 53-ft. leased containers and 1,071 leased chassis and returned 515 48-ft. and 53-ft. leased containers and 217 primarily leased chassis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of April 7, 2006.

Based upon the average variable interest rate debt outstanding during the first three months of 2006, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.8 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 7, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information (exclusive of the last paragraph of Note 4) is incorporated by reference herein.

Our subsidiary, Pacer Global Logistics, Inc., through its Supply Chain Service Division (“PGL”), is a party to a Logistics Services Agreement with Del Monte Corporation (“Del Monte”) dated March 4, 2005. On February 13, 2006, PGL served a notice of dispute on Del Monte initiating the agreement’s mandatory dispute resolution process with respect to PGL’s right to terminate the agreement due to Del Monte’s material breach and failure to perform its contractual responsibilities under the agreement. On February 17, 2006, PGL served a second notice of dispute on Del Monte initiating the contractual dispute resolution process with respect to PGL’s claim for payment from Del Monte under the agreement of certain transportation costs incurred and paid by PGL to provide truckload service for Del Monte and for monetary damages for Del Monte’s material breach and failure to perform its contractual responsibilities. On February 15, 2006, without first following the agreement’s mandated dispute resolution procedures as required by the contract, Del Monte filed a notice of arbitration with the American Arbitration Association (“AAA”) seeking a determination that it owes PGL no additional payments under the agreement and seeking damages from PGL in the amount of $40,000,000 for PGL’s alleged breach of contract. Del Monte’s notice of arbitration does not articulate any basis for its claim that PGL breached the agreement or for its claim of $40,000,000 in damages.

By March 31, 2006, PGL had exhausted the agreement’s dispute resolution procedures with respect to its two notices of dispute that it had served on Del Monte, and had elected to arbitrate those disputes by commencing proceedings with the AAA as provided in the agreement. In late March 2006, Del Monte informed PGL that Del Monte would cease using PGL for third party logistics services under the agreement; PGL has been cooperating with Del Monte to transition such logistics services to another provider and continues to provide rail brokerage and highway brokerage services to Del Monte under separate contracts. The arbitration cases are in the early stages. An arbitrator has been selected in the case initiated by Del Monte, but no procedural schedules have been set and no discovery has been conducted in any of the arbitrations. The parties are currently discussing procedural matters to consolidate the separate proceedings into a single case. PGL intends to vigorously defend the arbitration commenced by Del Monte and pursue its claims for Del Monte’s breach of contract and for money damages and moneys due and owing from Del Monte.

ITEM 1A.	RISK FACTORS.

Information on risk factors is set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I—“Item 1A. Risk Factors” to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005. There have been no material changes from the risk factors previously described in Pacer’s annual report on Form 10-K.

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

PACER INTERNATIONAL, INC.

Date: May 2, 2006	By:	/s/ D.C. Orris
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2006	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.