Form 10-Q
period 2006-06-30
PACER INTERNATIONAL INC
filed 2006-08-02
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common stock, $.01 par value per share	37,493,351 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 30, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 30, 2005
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$9.1
Accounts receivable, net of allowances of $6.4 million and $6.4 million, respectively	224.8	219.3
Prepaid expenses and other	12.2	10.8
Deferred income taxes	4.0	4.0

Total current assets	241.0	243.2

Property and equipment
Property and equipment at cost	96.7	94.8
Accumulated depreciation	(62.0)	(58.7)

Property and equipment, net	34.7	36.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	7.1	9.1
Other assets	18.0	13.5

Total other assets	313.4	310.9

Total assets	$589.1	$590.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$—
Accounts payable and other accrued liabilities	175.5	188.2

Total current liabilities	175.5	188.2

Long-term liabilities
Long-term debt	80.0	90.0
Other	5.2	5.3

Total long-term liabilities	85.2	95.3

Total liabilities	260.7	283.5

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 37,747,017 and 37,463,748 issued and outstanding at June 30, 2006 and December 30, 2005, respectively	0.4	0.4
Additional paid-in-capital	283.5	277.8
Retained Earnings	44.7	28.7
Accumulated other comprehensive loss	(0.2)	(0.2)

Total stockholders’ equity	328.4	306.7

Total liabilities and stockholders’ equity	$589.1	$590.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(in millions, except share and per share amounts)
Revenues	$458.2	$454.6	$927.6	$914.7

Operating expenses:
Cost of purchased transportation and services	355.3	353.2	717.4	710.5
Direct operating expenses	28.6	27.1	60.9	57.9
Selling, general and administrative expenses	47.4	51.5	96.2	100.6
Write-off of computer software (Note 3)	—	11.3	—	11.3
Depreciation and amortization	1.7	1.7	3.5	3.5

Total operating expenses	433.0	444.8	878.0	883.8

Income from operations	25.2	9.8	49.6	30.9
Interest expense	(1.7)	(2.1)	(3.6)	(4.6)
Interest income	0.1	0.1	0.3	0.2

Income before income taxes	23.6	7.8	46.3	26.5
Income taxes	9.1	3.2	17.9	10.6

Net income	$14.5	$4.6	$28.4	$15.9

Earnings per share (Note 7):
Basic:
Earnings per share	$0.39	$0.12	$0.76	$0.43

Weighted average shares outstanding	37,606,540	37,368,558	37,556,152	37,344,851

Diluted:
Earnings per share	$0.38	$0.12	$0.74	$0.42

Weighted average shares outstanding	38,351,877	37,993,025	38,320,876	37,990,773

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2006

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 30, 2005	37,463,748	$278.2	$28.7	$(0.2)	$306.7
Net income	—	—	28.4	—	28.4
Other comprehensive loss	—	—	—	—	—

Total comprehensive income	—	—	28.4	—	28.4
Common stock dividends, $0.30 per share	—	—	(11.3)	—	(11.3)
Stock based compensation	—	0.8	—	—	0.8
Tax benefit from exercise of options	—	2.8	—	—	2.8
Issuance of common stock for exercise of options	320,967	2.1	—	—	2.1
Repurchase and retirement of Pacer common stock	(37,698)	—	(1.1)	—	(1.1)

Balance at June 30, 2006	37,747,017	$283.9	$44.7	$(0.2)	$328.4

Total comprehensive income for the six months ended July 1, 2005 was $16.0 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2006	July 1, 2005
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28.4	$15.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.5	3.5
Gain on sale of property and equipment	(0.1)	—
Deferred taxes	2.0	(2.1)
Stock based compensation expense	0.8	—
Excess tax benefit from exercise of stock options	(2.1)	—
Loss on write-off of computer software	—	11.3
Changes in operating assets and liabilities:
Accounts receivable, net	(5.5)	25.2
Prepaid expenses and other	(1.4)	(0.6)
Accounts payable and other accrued liabilities ...	(10.9)	(8.8)
Other	(4.6)	(5.8)

Net cash provided by operating activities	10.1	38.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2.2)	(2.1)
Proceeds from sales of property and equipment	0.2	—

Net cash used in investing activities	(2.0)	(2.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	0.3	(7.3)
Proceeds from exercise of stock options	2.1	1.0
Excess tax benefit from exercise of stock options	2.1	—
Dividends paid to shareholders	(11.3)	—
Repurchase and retirement of Pacer common stock	(1.1)	—
Debt, revolving credit facility and capital lease obligation repayment	(10.0)	(30.0)

Net cash used in financing activities	(17.9)	(36.3)

Effect of exchange rate changes on cash	0.7	(0.2)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9.1)	—
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9.1	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2006 and December 30, 2005 and for the three- and six-month periods ended June 30, 2006 and July 1, 2005 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 30, 2005 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of June 30, 2006 and December 30, 2005 and for the three- and six-month periods ended June 30, 2006 and July 1, 2005 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Business and Industry Segments

Pacer is a non-asset based logistics provider that facilitates the movement of freight by trailer or container using various modes of transportation. The Company provides these services through two operating segments; the “wholesale” segment and the “retail” segment. The wholesale segment provides intermodal rail transportation and local trucking services primarily to intermodal marketing companies, large automotive intermediaries and international shipping companies. The retail segment provides truck brokerage and truck services, intermodal marketing services, warehousing and distribution, international freight forwarding and supply chain management services primarily to shippers.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At June 30, 2006 and December 30, 2005, accounts receivable included unbilled amounts for services rendered of $19.9 million and $18.7 million, respectively. Unbilled receivables represent revenue earned in the respective period but not billed to the customer until future dates, usually within one month.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 30, 2005	$(0.2)
Activity during 2006 (net of tax)	—

Balance at June 30, 2006	$(0.2)

Common Stock

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock. The authorization expires on June 15, 2008. The Company repurchased 37,698 shares at an average price of $29.35 per share in June 2006, and an additional 258,666 shares at an average price of $29.75 per share in July 2006. The Company intends to make further share repurchases from time to time as market conditions warrant.

Stock-Based Compensation

See the discussion under “NOTE 4. STOCK OPTION PLANS.”

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for the Company on December 30, 2006 (the first day of the Company’s 2007 fiscal year). The Company has not determined the impact that this guidance will have on its results of operations or financial condition.

NOTE 2. LONG-TERM DEBT

At June 30, 2006, the Company had $57.3 million available under the $75.0 million revolving credit facility, net of $17.7 million of outstanding letters of credit. At June 30, 2006, the term loan of $80.0 million was outstanding with a current interest rate of 6.7%. The Company repaid $10.0 million and $30.0 million of long-term debt and capital lease obligations during the six months ended June 30, 2006 and July 1, 2005, respectively. Operating cash flows funded the repayment of the debt.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-term debt is summarized as follows (in millions):

June 30, 2006
Term loan (6.7%; due June 10, 2010)	$80.0
Revolving credit facility (due June 10, 2008)	—

Total
Less current portion	—

Long-term portion	$80.0

Contractual maturities of long-term debt subsequent to June 30, 2006 are as follows (in millions):

Remaining in 2006	$—
2007	—
2008	—
2009	—
2010	80.0

Total	$80.0

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

During the third quarter of 2002, the Company engaged in the negotiation of proposed contract modifications requested by the third party developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to the Company. The Company was unable to reach agreement with the developer, and in the fourth quarter of 2002 the Company instituted arbitration seeking damages for the developer’s failure to complete the contract and other claims. The developer subsequently ceased doing business and executed a general assignment for creditors under California law. In the third quarter of 2004, the Company entered into an agreement with the assignee settling all claims. Under the settlement agreement, the Company received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and the Company took delivery of all of the partially completed software code that had been developed under the original contract.

With the assistance of independent consultants, the Company evaluated the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. In the second quarter of 2005, following completion of our evaluation, the Company determined to abandon the software and to write-off the $11.3 million of capitalized costs in that quarter, constituting all of the development costs previously capitalized in connection with this project. The Company will continue to avail itself of the services and support under the existing long-term technology services agreement with APL Limited.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Any shares issued under the 1999 Plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full are also available for grant and issuance under the 2002 Plan. Awards under the 2002 Plan may be granted to employees and directors. The life of each grant is ten years from date of grant and, for current grants, employee options vest on a straight-line basis over 5 years and director options vest on a straight-line basis over 4 years. No more than 2,500,000 shares of common stock may be issued in the aggregate under the 2002 Plan. As of June 30, 2006, the Company has available 1,880,000 shares of common stock for future grant under the 2002 Plan. The table below details the Company’s stock option activity for the six-month periods ended June 30, 2006 and July 1, 2005, respectively.

	Six Months Ended
	June 30, 2006	July 1, 2005
Common Stock Options
Granted
@ $19.54 per share	—	54,500
@ $25.77 per share	12,000	—
@ $28.05 per share	60,000	—
@ $30.89 per share	50,000	—
@ $35.17 per share	22,000	—

Subtotal	144,000	54,500
Exercised
@ $5.00 per share	274,167	21,309
@ $10.00 per share	5,000	48,000
@ $12.50 per share	13,300	15,900
@ $13.74 per share	9,000	14,000
@ $15.78 per share	4,000	1,500
@ $16.18 per share	1,200	—
@ $17.92 per share	3,000	—
@ $18.64 per share	3,000	—
@ $19.66 per share	2,900	1,200
@ $20.31 per share	5,400	—

Subtotal	320,967	101,909
Canceled or Expired
@ $5.00 per share	—	1,333
@ $10.00 per share	7,500	—
@ $12.50 per share	—	19,000
@ $13.74 per share	—	12,000
@ $15.78 per share	—	25,000
@ $16.18 per share	—	3,000
@ $21.51 per share	—	200

Subtotal	7,500	60,533

All proceeds were used for general corporate purposes and all canceled or expired options were due to employee terminations.

Stock-Based Compensation

Effective December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income, as reported	$14.5	$4.6	$28.4	$15.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2	—	0.5	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.3)	(0.5)	(0.6)

Net income, pro forma	$14.5	$4.3	$28.4	$15.3

Earnings per share:
Basic, as reported	$0.39	$0.12	$0.76	$0.43

Basic, pro forma	$0.39	$0.12	$0.76	$0.41

Diluted, as reported	$0.38	$0.12	$0.74	$0.42

Diluted, pro forma	$0.38	$0.11	$0.74	$0.40

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

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Weighted avg. expected option term	6.0 years	No Grants	5.9 years	6.1 years
Weighted avg. volatility	32%	No Grants	32%	34%
Weighted avg. risk-free interest rate	5.03%	No Grants	4.76%	3.93%
Weighted avg. dividend yield	1.8%	No Grants	2.0%	0.0%
Weighted avg. fair value of options granted	$10.74	No Grants	$9.54	$7.98

A summary of stock option activity under the plans for the six months ended June 30, 2006 is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding, December 30, 2005	1,805,730	$11.18
Granted	144,000	29.93
Exercised	320,967	6.45
Canceled or Expired	7,500	10.00

Outstanding, June 30, 2006	1,621,263	13.79	5.5	$30.5

Exercisable, June 30, 2006	653,663	$8.88	4.1	$15.5

The actual tax benefit realized for the tax deductions from option exercises totaled $2.8 million and $0.5 million for the six months ended June 30, 2006 and July 1, 2005, respectively. The total intrinsic value of options exercised was $7.3 million and $1.3 million for the six months ended June 30, 2006 and July 1, 2005, respectively. As of June 30, 2006, there was $2.5 million of total unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 1.94 years.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

During the third quarter of 2005, the parties signed the definitive documents reflecting the settlement agreement, and the settlement agreement and related documents received the preliminary approval of the court. Pursuant to the settlement agreement, the Company retained an independent third party to administer the claims process. In the first quarter of 2006, the court granted final approval to the settlement. The claims process, payment calculations and final settlement payments were concluded in the second quarter of 2006.

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

In November 2001, our subsidiary instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which we seek to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for our losses in the Dicks case due to their mishandling of our subsidiary’s claim for insurance coverage. At the time of the incident, we maintained a comprehensive insurance program consisting of primary insurance and excess insurance. The primary insurance policy applicable to the Dicks claim was subject to a $250,000 deductible. Our subsidiary provided all required notices of the Dicks claim and litigation to the insurer through its authorized representatives. Nevertheless, at the conclusion of the Dicks trial, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000. Our subsidiary then sued the insurer, the various Lockton entities and Cambridge. The insurer was subsequently placed into receivership in Pennsylvania and has since gone out of business, and therefore has been removed from the case. We are still pursuing the case against the Lockton entities and Cambridge for violations of the Texas Insurance Code, negligent misrepresentation, and other claims, in which we seek to recover all of the losses, costs and damages arising out of the Lockton entities’ and Cambridge’s conduct in mishandling the insurance claim for the Dicks incident.

At June 30, 2006, the Company had a commitment to acquire 1,950 53-ft. containers 1,020 53-ft. chassis, 6 specialized trailers and 70 truck tractors through operating leases. Delivery will take place through December of 2006.

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

The following table presents revenues generated by country or geographical area for the three- and six-month periods ended June 30, 2006 and July 1, 2005 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
United States	$409.9	$407.2	$833.3	$821.4
Mexico	9.8	9.2	19.4	19.8
Russia/China	8.6	8.7	15.9	15.9
Europe	6.6	7.5	14.2	15.1
Canada	5.1	4.7	10.4	8.9
Far East	4.6	5.0	9.9	10.9
Mideast	3.1	1.0	4.2	1.8
Australia/New Zealand	1.8	2.5	3.8	4.7
South America	1.4	1.6	2.3	2.6
Africa	0.6	0.3	0.8	0.6
All Other	6.7	6.9	13.4	13.0

Total	$458.2	$454.6	$927.6	$914.7

All of the foreign revenues are generated by the retail segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s wholesale Stacktrain operation.

For the three- and six-month periods ended June 30, 2006, the Company had one customer that generated 10.5% and 11.0% of the Company’s total revenues, respectively. The next largest contributing customer generated 5.4% for first six months of 2006. For the three- and six-month periods ended July 1, 2005, the Company had no customers that contributed more than 10% of the Company’s total revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and six-month periods ended June 30, 2006 and July 1, 2005 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended June 30, 2006
Revenues	$292.8	$209.9	$—	$502.7
Inter-segment elimination	(44.5)	—	—	(44.5)

Subtotal	248.3	209.9		458.2
Income from operations	25.4	3.5	(3.7)	25.2
Depreciation	0.8	0.9	—	1.7
Capital expenditures	0.2	1.0	—	1.2
Total assets	$403.5	$199.6	$(14.0)	$589.1
3 Months ended July 1, 2005
Revenues	$261.9	$234.8	$—	$496.7
Inter-segment elimination	(42.1)	—	—	(42.1)

Subtotal	219.8	234.8	—	454.6
Income from operations 1/	12.3	3.0	(5.5)	9.8
Depreciation	0.8	0.9	—	1.7
Capital expenditures	0.3	1.0	—	1.3
Total assets	$382.0	$221.8	$(27.2)	$576.6
6 Months ended June 30, 2006
Revenues	$606.1	$412.8	$—	$1,018.9
Inter-segment elimination	(91.3)	—	—	(91.3)

Subtotal	514.8	412.8	—	927.6
Income from operations	54.1	3.5	(8.0)	49.6
Depreciation	1.7	1.8	—	3.5
Capital expenditures	0.6	1.6	—	2.2
Total assets	$403.5	$199.6	$(14.0)	$589.1
6 Months ended July 1, 2005
Revenues	$525.1	$470.1	$—	$995.2
Inter-segment elimination	(80.5)	—	—	(80.5)

Subtotal	444.6	470.1	—	914.7
Income from operations 1/	35.1	5.4	(9.6)	30.9
Depreciation	1.8	1.7	—	3.5
Capital expenditures	0.4	1.7	—	2.1
Total assets	$382.0	$221.8	$(27.2)	$576.6

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $44.5 million and $91.3 million for the three- and six-month periods ended June 30, 2006 and $42.1 million and $80.5 million for the three- and six-month periods ended July 1, 2005, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

1/ Wholesale segment and consolidated income from operations for the three- and six-month periods ended July 1, 2005 include $11.3 million for the write-off of previously capitalized computer software development costs.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Numerator:
Net income	$14.5	$4.6	$28.4	$15.9

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	37,606,540	37,368,558	37,556,152	37,344,851
Effect of dilutive securities:
Stock options	745,337	624,467	764,724	645,922

Denominator for earnings per share-diluted	38,351,877	37,993,025	38,320,876	37,990,773

Earnings per share-basic	$0.39	$0.12	$0.76	$0.43

Earnings per share-diluted	$0.38	$0.12	$0.74	$0.42

Options to purchase 22,000 shares of common stock at $35.17 per share were outstanding during the three- and six-months ended June 30, 2006 but were not included in the computation of diluted earnings per share for those periods because the options’ exercise price was greater than the average market price of the common shares during these periods. All options to purchase shares of common stock outstanding during the second quarter and first six months of 2005 were included in the computation of diluted earnings per share because the options’ exercise price was less than the average market price of the common shares during these periods.

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2006 (the “Annual Report”). Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Executive Summary

Pacer had a solid performance for the second quarter of 2006 with both operating segments improving over the 2005 quarter. Our retail segment income from operations improved 16.7% over last year’s second quarter and was substantially better than the breakeven performance of the first quarter of 2006. We expect additional growth in the future from this segment. The east/west container imbalance that we reported in the first quarter of 2006 has improved, although we continue to see higher costs related to the imbalance. Our wholesale international line of business continues to be strong due to new customers with containers handled up 51.9% for the 2006 second quarter compared to the 2005 second quarter. This trend should continue as imports to the Ports of Los Angeles and Long Beach are expected to continue to be strong for the remainder of the year. The wholesale automotive line of business also improved with a 7.9% increase in containers handled quarter over quarter. Our wholesale domestic volumes declined for the 2006 quarter compared to the 2005 quarter due primarily to reduced supplies of international containers moving in domestic service and the cancellation of the Northern California to Texas route by the Union Pacific. Fuel costs remain high and we see this continuing at least in the near-term. Our fuel surcharge percentage was 7 percentage points higher in the 2006 second quarter compared to the 2005 second quarter reflecting increases from our underlying service providers. We continue to develop our PacerDirect product through management teams to address the implementation of this long-term project.

Consolidated income from operations was $25.2 million for the 2006 second quarter, $15.4 million more than the 2005 second quarter that included an $11.3 million charge for the write-off of software development costs. Consolidated income from operations increased $4.1 million over the 2005 quarter adjusted to exclude the $11.3 million charge for the write-off of software development costs in that quarter. Our wholesale segment income from operations increased $13.1 million over the 2005 quarter (which included the $11.3 million software write-off) and our retail segment income from operations increased $0.5 million over the 2005 quarter. For the 2006 quarter, we repaid $3.0 million of long-term debt, paid $5.7 million of cash dividends and made $1.1 million of stock repurchases.

Amounts for 2005 have been adjusted to exclude $11.3 million of pre-tax costs associated with the write-off of computer software in the second quarter of 2005. These non-GAAP measures are used by Management and the Board of Directors in their analysis of the Company’s ongoing core operating performance. Management believes that these non-GAAP financial measures by excluding the impact of the non-cash write-off provide useful supplemental information that is essential to a proper understanding of the operating results of the company’s core businesses and allows investors to more easily compare operating results from period to period. A tabular reconciliation of the differences between the non-GAAP financial information herein and the most directly comparable financial information calculated and presented in accordance with GAAP is contained on pages 24 and 28 of this report for the three- and six-month periods ended July 1, 2005, respectively.

During the second quarter, Tom Shurstad was promoted to President of Pacer International, Inc., assuming responsibility for all operating and commercial activities of the Company. Tom Finkbiner resigned as a member of our Board of Directors to assume the role of President of Pacer Stacktrain, replacing Mr. Shurstad. In addition, our Board of Directors authorized the purchase of up to $60 million of our common stock, and through July 28, 2006, the Company has repurchased and retired 296,364 shares at a weighted average price of $29.70. We intend to make share repurchases from time to time as market conditions warrant.

We still have a number of areas that continue to need management focus in the quarters ahead including: improving rail service by working with our core rail carriers; improving the success of our owner/operator acquisition and retention activities; continuing progress on safety; and improving intermodal volumes in our rail brokerage unit which began to soften during the third quarter of 2005 and continued through the first six months of 2006.

As discussed in our Annual Report, we use a key objective management process designed to improve execution of objectives deemed to be substantive to our financial results. Progress is continuing on key objectives underway throughout the Company. These initiatives are aimed at increasing business growth, improving margins and profitability and improving or maintaining safety in our transportation businesses. However, no assurance can be given that any of the identified objectives will be successful or achieve the business growth or operating improvements sought.

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

Deferred Tax Assets. At June 30, 2006, we have recorded net deferred tax assets of $11.1 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize these assets is $28.7 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 29, 2001. SFAS No. 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

The following table sets forth our historical financial data by reportable segment for the three months ended June 30, 2006 and July 1, 2005 (in millions).

	2006	2005	Change	% Change
Revenues
Wholesale	$292.8	$261.9	$30.9	11.8%
Retail	209.9	234.8	(24.9)	(10.6)
Inter-segment elimination	(44.5)	(42.1)	(2.4)	5.7

Total	458.2	454.6	3.6	0.8
Cost of purchased transportation and services
Wholesale	220.0	192.6	27.4	14.2
Retail	179.8	202.7	(22.9)	(11.3)
Inter-segment elimination	(44.5)	(42.1)	(2.4)	5.7

Total	355.3	353.2	2.1	0.6
Direct operating expenses
Wholesale	28.6	27.1	1.5	5.5
Retail	—	—	—	—

Total	28.6	27.1	1.5	5.5
Selling, general & administrative expenses
Wholesale	18.0	17.8	0.2	1.1
Retail	25.7	28.2	(2.5)	(8.9)
Corporate	3.7	5.5	(1.8)	(32.7)

Total	47.4	51.5	(4.1)	(8.0)
Write-off of computer software
Wholesale	—	11.3	(11.3)	(100.0)
Retail	—	—	—	—
Corporate	—	—	—	—

Total	—	11.3	(11.3)	(100.0)
Depreciation and amortization
Wholesale	0.8	0.8	—	—
Retail	0.9	0.9	—	—
Corporate	—	—	—	—

Total	1.7	1.7	—	—
Income from operations
Wholesale	25.4	12.3	13.1	106.5
Retail	3.5	3.0	0.5	16.7
Corporate	(3.7)	(5.5)	1.8	32.7

Total	25.2	9.8	15.4	157.1
Interest expense, net	1.6	2.0	(0.4)	(20.0)
Income taxes	9.1	3.2	5.9	184.4
Net income	$14.5	$4.6	$9.9	215.2%

Revenues. Revenues increased $3.6 million, or 0.8%, for the three months ended June 30, 2006 compared to the three months ended July 1, 2005. Wholesale segment revenues increased $30.9 million, reflecting increases in both cartage and Stacktrain operations. Cartage revenues increased $2.6 million due to increases in all of our cartage regions including increased intra-segment business with our Stacktrain division. Our cartage unit experienced a large revenue increase in our West region due to the increase in volumes in Southern California. Stacktrain revenues increased $28.3 million in the 2006 quarter compared to the 2005 quarter and reflected increases in automotive and international lines of business, offset slightly by lower avoided repositioning cost “ARC” revenues (the incremental revenue to Pacer for international containers moving in domestic service) and lower container per diem revenue. The 24.8% increase in automotive freight revenues was due to a volume increase of 7.9% over the second quarter of 2005 coupled with a 15.7% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of rate increases and fuel surcharges. The 74.3% increase in wholesale international revenues was due to a 51.9% increase in containers handled primarily from the addition of new customers coupled with a 14.8% increase in the average freight revenue per container. The increase in average freight revenue per container for our wholesale international business was due primarily to rate increases and fuel surcharges on existing customers. The 0.1% decrease in wholesale third-party domestic freight revenues was due to a 6.5% decline in domestic containers handled during the 2006 quarter compared to the 2005 quarter substantially offset by a 6.9% increase in the average freight revenue per container. The average fuel surcharge in effect during the 2006 quarter was 20.4% compared to 13.4% for the 2005 quarter. The decrease in domestic containers handled was due, in part, to the cancellation of the Northern California to Texas route by the Union Pacific and the reduced supply of international containers moving in domestic service. While the imbalance improved during the second quarter of 2006, it is still negatively impacting our domestic loadings eastbound. In addition, westbound ARC revenues for the 2006 quarter were $1.1 million below the 2005 quarter due to rate competition and the use of equipment by the shipping companies for export loading. The decline in container per diem revenues was due primarily to customers returning containers in a shorter period of time.

Revenues in our retail segment decreased $24.9 million, or 10.6%, for the 2006 quarter compared to the 2005 quarter due primarily to a $19.4 million decline in revenues related to the transitioning of a truck brokerage customer to another service provider which began during the second quarter of 2005 and was completed during the latter part of 2005. Revenues for our truck brokerage unit decreased 46.4% compared to the 2005 quarter due primarily to the completion of this transitioning. Our rail brokerage unit, which improved income from operations for the period due to yield management and cost control efforts, reported a 6.4% decline in revenues compared to the 2005 quarter due to decreased intermodal volumes. Warehousing and distribution revenues were down 4.9% due primarily to a customer moving from our warehousing operations to their own regional distribution center in late 2005. Our retail international unit revenues were comparable to last year’s quarter with strong import/export business offset by reduced overseas aid cargo. Truck services revenues were up 13.2% due to additional agents in the 2006 quarter and an increase in the amount of freight brokered due to demand. Revenues for our supply chain services unit decreased 10.1% primarily due to the loss of a customer as well as decreases from existing customers.

Our retail segment usage of our wholesale segment for rail transportation increased by $2.4 million, or 5.7%, in the 2006 quarter compared to the 2005 quarter as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $0.9 million in the 2006 quarter compared to the 2005 quarter due primarily to reduced retail automotive business.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $2.1 million, or 0.6%, for the three months ended June 30, 2006 compared to the three months ended July 1, 2005. The wholesale segment’s cost of purchased transportation and services increased $27.4 million for the 2006 quarter compared to the 2005 quarter reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 9.4% increase in the cost per container due primarily to increased fuel costs from our underlying carriers, rate increases from our underlying carriers and changes in business mix. In addition, local dray costs from the port to the rail terminal increased $0.8 million in the 2006 quarter compared to the 2005 quarter due to the large increase in wholesale international volumes. The cartage increase was also due to increased shipments noted above. The overall gross margin percentage for the wholesale segment decreased from 26.4% in the 2005 quarter to 24.9% in the 2006 quarter.

Cost of purchased transportation and services in our retail segment decreased $22.9 million due primarily to the completion of transition of a truck brokerage customer to another service provider during the latter part of 2005 coupled with reduced rail brokerage shipments discussed above. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, on our retail business increased from 13.7% in the 2005 quarter to 14.3% in the 2006 quarter primarily reflecting changes in business mix and improved yield efforts. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the margin percentage increase as this customer was a low margin account. Our rail brokerage unit margin percentage increased compared to the 2005 quarter due to yield management efforts partially offset by the management decision to use our own Stacktrain operations rather than direct rail carriers, foregoing volume incentives from those carriers. The warehousing and distribution unit margin percentage declined due to the changed business mix that resulted after a customer, as mentioned above, moved from our warehousing operations to their own regional distribution center. Our truck services unit margin percentage also declined due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner/operators. The margin percentage for our international unit was comparable to the 2005 quarter.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $1.5 million, or 5.5%, in the 2006 quarter compared to the 2005 quarter due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2006 quarter. At June 30, 2006, we had 5.4% or 1,441 more containers and 8.4% or 2,310 more chassis than at July 1, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.1 million, or 8.0%, in the 2006 quarter compared to the 2005 quarter. Our retail segment average employment decreased by 133 in the 2006 quarter compared to the 2005 quarter due primarily to reductions related to the completion of the transition of a truck brokerage customer to another service provider and reductions in our rail brokerage and supply chain services units. Overall legal expenses for the 2006 quarter were $0.8 million below the 2005 quarter due primarily to costs incurred in the 2005 quarter for the settlement of two litigations and reaching an agreement in principle in a third. Also during the 2005 quarter, $2.5 million was accrued for employee bonuses compared to no accrual during the 2006 quarter. These comparative reductions for 2006 costs were partially offset by an increase of 30 in our wholesale segment employment related primarily to the continued implementation of the PacerDirect product. During the 2006 quarter, we expensed $0.4 million for stock based compensation costs resulting from our adoption of SFAS No. 123(R) on December 31, 2005. We expect that stock based compensation costs will approximate this amount on a quarterly basis going forward. See Note 4 of the notes to our Condensed Consolidated Financial Statements included in this report for additional information regarding our adoption of SFAS No. 123(R).

Write-off of Computer Software. During the second quarter of 2005, based on an internal analysis of the cost to continue the computer software development project and an assessment of a review by an independent third-party, we decided to abandon the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operations. A total of $11.3 million, which had been capitalized in property and equipment for the development of the software, was written-off in the second quarter of 2005. We will continue to avail ourselves of the services and support for up to the next 13 years under the existing long-term agreement with APL Limited.

Depreciation and Amortization. Depreciation and amortization expenses remained constant between periods.

Income From Operations. Income from operations increased $15.4 million, or 157.1%, from $9.8 million in the 2005 quarter to $25.2 million in the 2006 quarter. Wholesale segment income from operations increased $13.1 million reflecting a $12.2 million increase in Stacktrain income from operations and a $0.9 million increase in cartage income from operations. The Stacktrain increase was due, in part, to the write-off during the 2005 quarter of $11.3 million of software development costs coupled with strength in the wholesale automotive and wholesale international lines of business during the 2006 quarter. The cartage increase was due primarily to increased business during the 2006 quarter. Retail segment income from operations increased $0.5 million compared to the 2005 quarter reflecting increases in our rail and truck brokerage units due primarily to yield management and cost control efforts, our truck services unit due primarily to an increased number of agents and our international unit where the import/export business remains strong. Our warehousing and distribution unit reported lower income from operations compared to the 2005 quarter due to the customer moving to their own regional distribution center, as mentioned above. The decrease in income from operations for our supply chain services unit was due to reduced business from existing customers. Adjusted to exclude the $11.3 million charge for the write-off of Stacktrain computer software, consolidated income from operations for the 2005 quarter would have been $21.1 million.

Interest Expense, Net. Interest expense, net decreased by $0.4 million, or 20.0%, for the 2006 quarter compared to the 2005 quarter due primarily to a lower level of outstanding debt during the period. At June 30, 2006, total long-term debt was $80.0 million, $44.0 million less than the balance of $124.0 million at July 1, 2005. Interest rates have increased from an average of approximately 5.3% during the 2005 quarter to 6.7% during the 2006 quarter.

Income Tax Expense. Income tax expense increased $5.9 million in the 2006 quarter compared to the 2005 quarter due to higher pre-tax income in the 2006 quarter, partially offset by a lower effective tax rate of 38.6% for the 2006 quarter compared to 41.0% for the 2005 quarter. The decline in the effective tax rate was due to a revaluation of state tax rates.

Net Income. Net income increased by $9.9 million from $4.6 million in the 2005 quarter to $14.5 million in the 2006 quarter reflecting the higher income from operations (up $15.4 million) as discussed above, combined with reduced interest costs (down $0.4 million) associated with the lower level of outstanding debt during the 2006 quarter. Net income is the 2006 quarter also reflected higher income tax expense (up $5.9 million) related to a higher pre-tax income, partially offset by a lower effective tax rate in the 2006 quarter. The second quarter 2005 write-off of software development costs impacted net income by $6.7 million in that quarter. Adjusted to exclude the $11.3 million pre-tax charge ($6.7 million after-tax) for the write-off of Stacktrain computer software, net income for the 2005 quarter would have been $11.3 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Three Months Ended June 30, 2006 and July 1, 2005 (in millions, except share and per share amounts)

(Unaudited)

	2nd Quarter 2006 GAAP Results	2nd Quarter 2005				Variance 2006 vs Adjusted 2005%
Item		As Reported Results	Adjustments		As Adjusted Results
Income from operations	$25.2	$9.8	$11.3	1/	$21.1	$4.1	19.4%
Interest expense	1.6	2.0	—		2.0	(0.4)	(20.0)

Income before income taxes	23.6	7.8	11.3		19.1	4.5	23.6
Income taxes	9.1	3.2	4.6	2/	7.8	1.3	16.7

Net income	14.5	4.6	6.7		11.3	3.2	28.3

Diluted earnings per share	$0.38	$0.12	$0.18		$0.30	$0.08	26.7

Weighted avg. shares outstanding	38,351,877	37,993,025	37,993,025		37,993,025	358,852	0.9%

1/	Write-off of costs related to the development of Stacktrain computer software.

2/	Income tax effect of the write-off at the effective rate.

For additional information, see “Use of Non-GAAP Financial Measures” in “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

The following table sets forth our historical financial data by reportable segment for the six months ended June 30, 2006 and July 1, 2005 (in millions).

	2006	2005	Change	% Change
Revenues
Wholesale	$606.1	$525.1	$81.0	15.4%
Retail	412.8	470.1	(57.3)	(12.2)
Inter-segment elimination	(91.3)	(80.5)	(10.8)	13.4

Total	927.6	914.7	12.9	1.4
Cost of purchased transportation and services
Wholesale	454.1	383.2	70.9	18.5
Retail	354.6	407.8	(53.2)	(13.0)
Inter-segment elimination	(91.3)	(80.5)	(10.8)	13.4

Total	717.4	710.5	6.9	1.0
Direct operating expenses
Wholesale	60.9	57.9	3.0	5.2
Retail	—	—	—	—

Total	60.9	57.9	3.0	5.2
Selling, general & administrative expenses
Wholesale	35.3	35.8	(0.5)	(1.4)
Retail	52.9	55.2	(2.3)	(4.2)
Corporate	8.0	9.6	(1.6)	(16.7)

Total	96.2	100.6	(4.4)	(4.4)
Write-off of computer software
Wholesale	—	11.3	(11.3)	(100.0)
Retail	—	—	—	—
Corporate	—	—	—	—

Total	—	11.3	(11.3)	(100.0)
Depreciation and amortization
Wholesale	1.7	1.8	(0.1)	(5.6)
Retail	1.8	1.7	0.1	5.9
Corporate	—	—	—	—

Total	3.5	3.5	—	—
Income from operations
Wholesale	54.1	35.1	19.0	54.1
Retail	3.5	5.4	(1.9)	(35.2)
Corporate	(8.0)	(9.6)	1.6	(16.7)

Total	49.6	30.9	18.7	60.5
Interest expense, net	3.3	4.4	(1.1)	(25.0)
Income taxes	17.9	10.6	7.3	68.9
Net income	$28.4	$15.9	$12.5	78.6%

Revenues. Revenues increased $12.9 million, or 1.4%, for the six months ended June 30, 2006 compared to the six months ended July 1, 2005. Wholesale segment revenues increased $81.0 million, reflecting increases in both cartage and Stacktrain operations. Cartage revenues increased $4.7 million due to increases in all of our cartage regions including increased intra-segment business with our Stacktrain division. Our cartage unit experienced a large revenue increase in our West region due to increased volumes during 2006 in Southern California and the first quarter 2005 Union Pacific embargo of Southern California locations due to severe weather that depressed revenues in that quarter. Stacktrain revenues increased $76.3 million in the 2006 period compared to the 2005 period and reflected increases in all three lines of business, partially offset by lower ARC revenues. Container per diem revenues were comparable between periods. Stacktrain revenues for the 2005 period were also depressed due to the first quarter 2005 Union Pacific embargo of Southern California locations due to severe weather. The 6.5% increase in wholesale third-party domestic freight revenues was due primarily to an 18.3% average fuel surcharge in effect during the 2006 period compared to a 12.2% average surcharge during the 2005 period. Domestic containers handled decreased 0.9% from the 2005 period due, in part, to the cancellation of the Northern California to Texas route by the Union Pacific and the reduced supply of international containers moving in domestic service. While the imbalance improved in the second quarter of 2006, it is still negatively impacting our domestic loadings eastbound. The average freight revenue per container increased 7.5% for wholesale third-party domestic business. The 22.1% increase in automotive freight revenues was due to a volume increase of 6.9% over the 2005 period coupled with a 14.2% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of rate increases and fuel surcharges. The 73.4% increase in wholesale international revenues was due to a 50.1% increase in containers handled primarily from additional customers coupled with a 15.5% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to rate increases and fuel surcharges on existing customers. Westbound ARC revenues for the 2006 period were $1.6 million below the 2005 period due primarily to rate competition and the use of equipment by the shipping companies for export loading.

Revenues in our retail segment decreased $57.3 million, or 12.2%, for the 2006 period compared to the 2005 period due primarily to a $50.9 million decline in revenues related to the transitioning of a truck brokerage customer to another service provider which began during the second quarter of 2005 and was completed during the latter part of 2005. Revenues for our truck brokerage unit decreased 52.6% compared to the 2005 period due to the completion of this transitioning. Our rail brokerage unit, which improved income from operations for the period due to yield management and cost control efforts, reported a 4.8% decline in revenues compared to the 2005 period due to decreased intermodal volumes. Warehousing and distribution revenues were down 4.4% due primarily to a customer moving from our warehousing operations to their own regional distribution center in late 2005. Our retail international unit revenues were comparable to last year’s period with strong import/export business offset by reduced overseas aid cargo. Truck services revenues were up 13.9% due to additional agents in the 2006 period and an increase in the amount of freight brokered due to demand. Revenues for our supply chain services unit decreased 3.1% due to decreases from existing customers as well as the loss of a customer in the second quarter of 2006.

Our retail segment usage of our wholesale segment for rail transportation increased by $10.8 million, or 13.4%, in the 2006 period compared to the 2005 period as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $1.7 million in the 2006 period compared to the 2005 period due primarily to reduced retail automotive business.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $6.9 million, or 1.0%, for the six months ended June 30, 2006 compared to the six months ended July 1, 2005. The wholesale segment’s cost of purchased transportation and services increased $70.9 million for the 2006 period compared to the 2005 period reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 10.2% increase in the cost per container due primarily to increased fuel costs from our underlying service providers, rate increases from our underlying carriers and changes in business mix. In addition, local dray costs from the port to the rail terminal increased $1.9 million in the 2006 period compared to the 2005 period due to the large increase in wholesale international volumes, and container repositioning costs increased $2.4 million in the 2006 period due to the need to reposition containers from the Los Angeles basin to Eastern U.S. locations to support westbound volumes. The majority of these increased costs were incurred during the first quarter of 2006, as the container imbalance situation has improved. These Stacktrain increases were partially offset by a favorable settlement of prior period rail payables to one of our rail service providers, as pursuant to our rail contract we periodically reconcile and settle amounts owed to the carrier based on actual usage. The cartage increase was also due to increased shipments noted above. The overall gross margin percentage for the wholesale segment decreased from 27.0% in the 2005 period to 25.1% in the 2006 period.

Cost of purchased transportation and services in our retail segment decreased $53.2 million due primarily to the completion of transition of a truck brokerage customer to another service provider during the latter part of 2005 coupled with reduced rail brokerage shipments discussed above. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, on our retail business increased from 13.3% in the 2005 period to 14.1% in the 2006 period primarily reflecting changes in business mix and improved yield efforts. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the margin percentage increase as this customer was a low margin account. Our rail brokerage unit margin percentage remained comparable between periods due to yield management efforts offset by the management decision to use our own Stacktrain operations rather than direct rail carriers, foregoing volume incentives from those carriers. The warehousing and distribution unit margin percentage declined due to the changed business mix that resulted after a customer, as mentioned above, moved from our warehousing operations to their own regional distribution center. Our truck services unit margin percentage also declined due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner/operators. The margin percentage for our international unit was comparable to the 2005 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $3.0 million, or 5.2%, in the 2006 period compared to the 2005 period due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2006 period. At June 30, 2006, we had 5.4% or 1,441 more containers and 8.4% or 2,310 more chassis than at July 1, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.4 million, or 4.4%, in the 2006 period compared to the 2005 period. Our retail segment average employment decreased by 122 in the 2006 period compared to the 2005 period due primarily to reductions related to the completion of the transition of a truck brokerage customer to another service provider and reductions in our rail brokerage and supply chain services units. The 2006 period benefited from the reversal of previously accrued expenses due to a service provided for our Stacktrain operations that the company determined would not be payable under the contract with the provider. The 2006 period also had reduced costs associated with complying with the Sarbanes-Oxley Act of 2002, and $2.5 million less of accrued bonuses than the 2005 period. These comparative reductions for 2006 costs were partially offset by an increase of 27 in our wholesale segment employment related primarily to the continued implementation of the PacerDirect product. Overall legal expenses for the 2006 period were $0.2 million above the 2005 period and included the first quarter of 2006 settlement of a motor vehicle accident case that adversely impacted our truck services unit and corporate results, and the 2005 period settlement of two litigations and reaching an agreement in principle in a third. During the 2006 period, we expensed $0.8 million for stock based compensation costs resulting from our adoption of SFAS No. 123(R) on December 31, 2005. We expect that stock based compensation costs will approximate $0.4 million on a quarterly basis going forward. See Note 4 of the notes to our Condensed Consolidated Financial Statements included in this report for additional information regarding our adoption of SFAS No. 123(R).

Write-off of Computer Software. During the second quarter of 2005, based on an internal analysis of the cost to continue the computer software development project and an assessment of a review by an independent third-party, we decided to abandon the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operations. A total of $11.3 million, which had been capitalized in property and equipment for the development of the software, was written-off in the second quarter of 2005. We will continue to avail ourselves of the services and support for up to the next 13 years under the existing long-term agreement with APL Limited.

Depreciation and Amortization. Depreciation and amortization expenses remained constant between periods.

Income From Operations. Income from operations increased $18.7 million, or 60.5%, from $30.9 million in the 2005 period to $49.6 million in the 2006 period. Wholesale segment income from operations increased $19.0 million reflecting a $17.1 million increase in Stacktrain income from operations and a $1.3 million increase in cartage income from operations. The Stacktrain increase was due, in part, to the write-off during the 2005 period of $11.3 million of software development costs coupled with strength in all three lines of the wholesale business and the 2006 general and administrative accrual adjustment. The cartage increase was due primarily to increased business during the 2006 period. Retail segment income from operations decreased $1.9 million compared to the 2005 period. The decrease for our truck services unit was due primarily to the settlement of a motor vehicle accident case, and our warehousing and distribution unit reported lower income from operations due to the customer moving to their own regional distribution center, as mentioned above. The decrease in income from operations for our truck brokerage unit was due to the transition of a customer to another service provider which was completed during the latter part of 2005. The decrease in income from operations for our supply chain services unit was due to reduced business from existing customers. These decreases in income from operations were partially offset by increases in income from operations for our rail brokerage unit due primarily to yield management and cost control efforts, and our international unit where import/export business remains strong. Adjusted to exclude the $11.3 million charge for the write-off of Stacktrain computer software, consolidated income from operations for the 2005 period would have been $42.2 million.

Interest Expense, Net. Interest expense, net decreased by $1.1 million, or 25.0%, for the 2006 period compared to the 2005 period due primarily to a lower level of outstanding debt during the period. At June 30, 2006, total long-term debt was $80.0 million, $44.0 million less than the balance of $124.0 million at July 1, 2005. Interest rates have increased from an average of approximately 5.3% during the 2005 period to 6.7% during the 2006 period.

Income Tax Expense. Income tax expense increased $7.3 million in the 2006 period compared to the 2005 period due to higher pre-tax income in the 2006 period, partially offset by a slightly lower effective tax rate of 38.7% for the 2006 period compared to 40.0% for the 2005 period. The decline in the effective tax rate was due to a revaluation of state tax rates.

Net Income. Net income increased by $12.5 million from $15.9 million in the 2005 period to $28.4 million in the 2006 period reflecting the higher income from operations (up $18.7 million) as discussed above, combined with reduced interest costs (down $1.1 million) associated with the lower level of outstanding debt during the 2006 period. Net income in the 2006 period also reflected higher income tax expense (up $7.3 million) related to a higher pre-tax income, partially offset by a lower effective tax rate in the 2006 period. The 2005 period write-off of software development costs impacted net income $6.8 million in that period. Adjusted to exclude the $11.3 million pre-tax charge ($6.8 million after-tax) for the write-off of Stacktrain computer software, net income for the 2005 period would have been $22.7 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Six Months Ended June 30, 2006 and July 1, 2005 (in millions, except share and per share amounts)

(Unaudited)

	Six Months 2006 GAAP Results	Six Months 2005				Variance 2006 vs Adjusted 2005%
Item		As Reported Results	Adjustments		As Adjusted Results
Income from operations	$49.6	$30.9	$11.3	1/	$42.2	$7.4	17.5%
Interest expense	3.3	4.4	—		4.4	(1.1)	(25.0)

Income before income taxes	46.3	26.5	11.3		37.8	8.5	22.5
Income taxes	17.9	10.6	4.5	2/	15.1	2.8	18.5

Net income	28.4	15.9	6.8		22.7	5.7	25.1

Diluted earnings per share	$0.74	$0.42	$0.18		$0.60	$0.14	23.3

Weighted avg. shares outstanding	38,320,876	37,990,773	37,990,773		37,990,773	330,103	0.9%

1/	Write-off of costs related to the development of Stacktrain computer software.

2/	Income tax effect of the write-off at the effective rate.

For additional information, see “Use of Non-GAAP Financial Measures” in “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

Liquidity and Capital Resources

Cash generated by operating activities was $10.1 million and $38.6 million for the six months ended June 30, 2006 and July 1, 2005, respectively. The decrease in cash provided by operating activities was due primarily to the abnormally high cash from operating activities for the 2005 period because of the elevated receivables and payables at year-end 2004 that were at a more normal level by July 1, 2005. This was also partially due to the transitioning of the truck brokerage customer to another service provider mentioned above. Also contributing to the reduced cash flow from operating activities were $22.1 million of tax payments in the 2006 period compared to $14.2 million during the 2005 period, a previously accrued litigation reserve reduced by $4.6 million during 2006 due to legal settlements, and the 2006 payout of $7.9 million for bonuses accrued during 2005. The reduced cash flow from operating activities was partially offset by the higher income from operations during the 2006 period combined with reduced interest charges during 2006 due to the lower level of outstanding debt. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We prefer to reduce debt and minimize our interest expense rather than to maintain cash balances and incur increased interest costs. We had working capital of $65.5 million and $52.0 million at June 30, 2006 and July 1, 2005, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of June 30, 2006 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$80.0	$—	$—	$80.0	$—
Interest on long-term debt	24.4	6.1	12.2	6.1	—
Operating leases	430.6	69.1	125.1	112.3	124.1
Equipment obligation	36.1	4.1	10.6	9.6	11.8
Volume incentives	7.7	7.7	—	—	—
APL IT agreement	158.1	11.5	23.2	23.8	99.6
Other IT agreements	3.6	2.9	0.7	—	—
Purchased transportation	26.4	26.4	—	—	—

Total	$766.9	$127.8	$171.8	$231.8	$235.5

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease obligations relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 1,950 containers 1,020 chassis, 6 specialized trailers and 70 truck tractors ordered and remaining to be financed. We anticipate financing the equipment through an operating lease and will receive the equipment through December 2006. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division and will most likely meet certain volume shipping commitments for the year 2006. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, none being presently contemplated, our obligation under the contract would be limited to only $3.8 million. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function and IT licensing and maintenance commitments. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008 and our term loan matures in June 2010. Due to our voluntary debt repayments during the 2006 period, our next required debt payment under the term loan portion of our credit facility is June 10, 2010, but we intend to continue to make voluntary debt payments with our operating cash flows.

Cash flows used in investing activities were $2.0 million and $2.1 million for the six months ended June 30, 2006 and July 1, 2005, respectively. The expenditures for the 2006 quarter were for normal computer replacement items. During the 2005 period, $0.2 million was expended for the new cartage operating system with the remainder of expenditures for normal computer system replacement items.

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

During the third quarter of 2002, we engaged in the negotiation of proposed contract modifications requested by the third party developer that, if accepted and agreed to, would have extended the completion of the development work through the end of 2004 at an increased cost to us. We were unable to reach agreement with the developer, and in the fourth quarter of 2002 we instituted arbitration seeking damages for the developer’s failure to complete the contract and other claims. The developer subsequently ceased doing business and executed a general assignment for creditors under California law. In the third quarter of 2004 we entered into an agreement with the assignee settling all claims. Under the settlement agreement, we received a cash payment of approximately $102,000 out of the assets of the developer that remained available for distribution to unsecured creditors, and we took delivery of all of the partially completed software code that had been developed under the original contract.

With the assistance of independent consultants, we evaluated the extent of the software development work that had been performed by the developer and the feasibility of completing the development of the software and placing it into service. In the second quarter of 2005, following completion of our evaluation, we determined to abandon the software and to write-off the $11.3 million of capitalized costs in that quarter, constituting all of the development costs previously capitalized in connection with this project. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited.

Cash flows used in financing activities were $17.9 million and $36.3 million for the six months ended June 30, 2006 and July 1, 2005, respectively. During the 2006 period, we repaid $10.0 million principal amount of our long-term debt and paid an aggregate of $11.3 million for the fourth quarter 2005 and first quarter 2006 dividends. Also during the 2006 period, $1.1 million of common stock was repurchased and retired under a stock repurchase plan announced in June 2006. Options to purchase 320,967 share of our common stock were exercised during the 2006 period for total proceeds to the Company of $2.1 million. The excess tax benefit associated with the exercise of options pursuant to SFAS No. 123(R) was $2.1 million during the 2006 period. During the 2005 period, we repaid $30.0 million principal amount of our long-term debt. Options to purchase 101,909 shares of our common stock were exercised during the 2005 period for total proceeds to the Company of $1.0 million. At June 30, 2006, the Company had $57.3 million available under the $75.0 million revolving credit facility, net of $17.7 million of outstanding letters of credit. At June 30, 2006, the term loan of $80.0 million was outstanding with a current interest rate of 6.7%.

During the 2006 period, the wholesale segment received 1,015 new 53-ft. leased containers and 2,573 leased chassis and returned 878 48-ft. and 53-ft. leased containers and 1,354 leased chassis. During the 2005 period, the wholesale segment received 2,335 new 53-ft. leased containers and 2,210 leased chassis and returned 1,323 48-ft. and 53-ft. leased containers and 481 primarily leased chassis.

Common Stock Repurchase Program

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock. The authorization expires on June 15, 2008. The Company repurchased and retired 37,698 shares at an average price of $29.35 per share in June 2006, and an additional 258,666 shares at an average price of $29.75 per share in July 2006. The Company intends to make further share repurchases from time to time as market conditions warrant.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for us on December 30, 2006 (the first day of the Company’s 2007 fiscal year). We have not determined the impact that this guidance will have on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of June 30, 2006.

Based upon the average variable interest rate debt outstanding during the first six months of 2006, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.8 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information (exclusive of the last paragraph of Note 5) is incorporated by reference herein.

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

By March 31, 2006, PGL had exhausted the agreement’s dispute resolution procedures with respect to its two notices of dispute that it had served on Del Monte, and had elected to arbitrate those disputes by commencing proceedings with the AAA as provided in the agreement. In late March 2006, Del Monte informed PGL that Del Monte would cease using PGL for third party logistics services under the agreement effective May 2006. PGL continues to provide rail brokerage and highway brokerage services to Del Monte under separate contracts. The separate arbitration cases have been consolidated into a single case, a procedural schedule has been established and the parties are currently engaged in extensive discovery. PGL intends to vigorously defend the claims advanced by Del Monte and to pursue its claims for Del Monte’s breach of contract and for money damages and moneys due and owing from Del Monte.

ITEM 1A.	RISK FACTORS.

Information on risk factors is set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I - “Item 1A. Risk Factors” to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005. There have been no material changes from the risk factors previously described in Pacer’s Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases and retirements by the Company of its common stock:

Issuer Purchases of Equity Securities

Period 1/	Total Number of Shares Purchased 2/	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 3/	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 3/
Month No. 1 (April 8, 2006 - May 5, 2006)	—	—	—	—
Month No. 2 (May 6, 2006 - June 2, 2006)	—	—	—	—
Month No. 3 (June 3, 2006 - June 30, 2006)	37,698	$29.35	37,698	$58.9 million

Total	37,698	$29.35	37,698	$58.9 million

1/	Represents the Company’s fiscal months.

2/	All purchases were made pursuant to a publicly announced plan and were open-market transactions.

3/	On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock. The authorization expires on June 15, 2008. The Company intends to make further share repurchases from time to time as market conditions warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Board of Directors is divided into three classes that serve staggered three-year terms. At the 2006 Annual Meeting of Shareholders of Pacer International, Inc. held on May 2, 2006, the shareholders elected the following persons to the Company’s Board of Directors. Mr. Rennard and Mr. Starzel were elected to serve until the 2008 Annual Meeting of Shareholders, or until their successors are elected and qualified, and Mr. Clarke and Mr. Orris were elected to serve until the 2009 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	For	Withheld
Robert S. Rennard	35,518,036	337,805
Robert F. Starzel	35,518,036	337,805
Andrew C. Clarke	35,510,136	345,705
Donald C. Orris	34,925,398	930,443

Directors Thomas L. Finkbiner, P. Michael Giftos and Bruce H. Spector continued in office after the 2006 Annual Meeting of Shareholders. However, on May 31, 2006, Thomas L. Finkbiner resigned from our Board of Directors to take the position of President of Pacer Stacktrain.

By a vote of 35,839,835 for, 3,895 against and 12,111 abstaining, the shareholders ratified the Board of Director’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 29, 2006. There were no broker non-votes on this matter.

ITEM 5.	OTHER INFORMATION.

On July 31, 2006, the Company entered into an employment agreement, attached as Exhibit 10.1, with Thomas L. Finkbiner in connection with his appointment as president of the Company’s Pacer Stacktrain division. The employment agreement, which is on similar terms as the Company’s employment agreements with other executive officers, continues in effect until terminated upon notice from the Company or Mr. Finkbiner, as provided in the agreement, provides for a minimum annual base salary and establishes his target bonus percentage under the Company’s annual performance bonus plan. The agreement provides that the actual amount of the annual performance bonus for a given year, if any is granted, is set by the board of directors, and the performance bonus plan for any year may be changed from time to time by the board of directors. The agreement further states that if Mr. Finkbiner’s employment is terminated for any reason, he would be entitled to receive the unpaid portion of his base salary through the termination date, reimbursement for expenses incurred before the termination date, and unpaid amounts earned before the termination date under benefit programs in which he participated before the termination. In addition, the agreement provides that if the executive’s employment is terminated by the Company without “cause,” as defined in such agreement, he is entitled to continue to receive his base salary for a period of eighteen months following the termination and a pro-rata bonus for the year in which termination occurred. The agreement also includes restrictive covenants for the Company’s benefit relating to the non-disclosure of the Company’s confidential business information and trade secrets; the disclosure, grant and assignment of inventions; and non-competition with regard to any business or activity that competes with the Company.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Employment Agreement, dated July 31, 2006, between Pacer International, Inc. and Thomas L. Finkbiner.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 2, 2006	By:	/s/ D.C. Orris
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2006	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement dated July 31, 2006, between Pacer International, Inc. and Thomas L. Finkbiner.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.