Form 10-Q
period 2006-09-22
PACER INTERNATIONAL INC
filed 2006-10-26
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 22, 2006

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2006
Common stock, $.01 par value per share	36,855,197 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED SEPTEMBER 22, 2006

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 22, 2006	December 30, 2005
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$3.0	$9.1
Accounts receivable, net of allowances of $6.1 million and $6.4 million, respectively	225.8	219.3
Prepaid expenses and other	7.7	10.8
Deferred income taxes	4.0	4.0

Total current assets	240.5	243.2

Property and equipment
Property and equipment at cost	96.6	94.8
Accumulated depreciation	(63.0)	(58.7)

Property and equipment, net	33.6	36.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	4.5	9.1
Other assets	17.1	13.5

Total other assets	309.9	310.9

Total assets	$584.0	$590.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$—
Accounts payable and other accrued liabilities	182.3	188.2

Total current liabilities	182.3	188.2

Long-term liabilities
Long-term debt	80.0	90.0
Other	5.4	5.3

Total long-term liabilities	85.4	95.3

Total liabilities	267.7	283.5

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 36,855,197 and 37,463,748 issued and outstanding at September 22, 2006 and December 30, 2005, respectively	0.4	0.4
Additional paid-in-capital	284.3	277.8
Retained Earnings	31.8	28.7
Accumulated other comprehensive loss	(0.2)	(0.2)

Total stockholders’ equity	316.3	306.7

Total liabilities and stockholders’ equity	$584.0	$590.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 22, 2006	Sept. 23, 2005	Sept. 22, 2006	Sept. 23, 2005
	(in millions, except share and per share amounts)
Revenues	$458.2	$441.6	$1,385.8	$1,356.3

Operating expenses:
Cost of purchased transportation and services	343.5	338.3	1,060.9	1,048.8
Direct operating expenses	29.4	26.5	90.2	84.4
Selling, general and administrative expenses	52.0	49.0	148.2	149.6
Write-off of computer software (Note 3)	—	—	—	11.3
Depreciation and amortization	1.7	1.7	5.2	5.2

Total operating expenses	426.6	415.5	1,304.5	1,299.3

Income from operations	31.6	26.1	81.3	57.0
Interest expense	(1.7)	(2.0)	(5.3)	(6.6)
Interest income	0.1	0.1	0.4	0.3

Income before income taxes	30.0	24.2	76.4	50.7
Income taxes	11.7	9.6	29.6	20.2

Net income	$18.3	$14.6	$46.8	$30.5

Earnings per share (Note 7):
Basic:
Earnings per share	$0.49	$0.39	$1.25	$0.82

Weighted average shares outstanding	37,330,706	37,397,514	37,484,958	37,361,481

Diluted:
Earnings per share	$0.48	$0.38	$1.22	$0.80

Weighted average shares outstanding	37,943,668	38,061,243	38,201,709	38,021,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 22, 2006

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 30, 2005	37,463,748	$278.2	$28.7	$(0.2)	$306.7
Net income	—	—	46.8	—	46.8
Other comprehensive loss	—	—	—	—	—

Total comprehensive income	—	—	46.8	—	46.8
Common stock dividends, $0.45 per share	—	—	(16.9)	—	(16.9)
Stock based compensation	—	1.2	—	—	1.2
Tax benefit from exercise of options	—	3.0	—	—	3.0
Issuance of common stock for exercise of options	357,267	2.3	—	—	2.3
Repurchase and retirement of Pacer common stock	(965,818)	—	(26.8)	—	(26.8)

Balance at September 22, 2006	36,855,197	$284.7	$31.8	$(0.2)	$316.3

Total comprehensive income for the nine months ended September 23, 2005 was $30.5 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 22, 2006	Sept. 23, 2005
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$46.8	$30.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.2	5.2
Gain on sale of property and equipment	(0.1)	—
Deferred taxes	4.6	0.4
Stock based compensation expense	1.2	—
Excess tax benefit from exercise of stock options	(2.2)	—
Loss on write-off of computer software	—	11.3
Changes in operating assets and liabilities:
Accounts receivable, net	(6.5)	31.8
Prepaid expenses and other	3.1	3.5
Accounts payable and other accrued liabilities	(3.7)	(2.3)
Other	(2.8)	(4.7)

Net cash provided by operating activities	45.6	75.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2.7)	(3.3)
Proceeds from sales of property and equipment	0.2	0.1

Net cash used in investing activities	(2.5)	(3.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	—	(18.6)
Proceeds from exercise of stock options	2.3	1.3
Excess tax benefit from exercise of stock options	2.2	—
Dividends paid to shareholders	(16.9)	—
Repurchase and retirement of Pacer common stock	(26.8)	—
Debt, revolving credit facility and capital lease obligation repayment	(10.0)	(46.0)

Net cash used in financing activities	(49.2)	(63.3)

Effect of exchange rate changes on cash	—	(0.2)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6.1)	9.0
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9.1	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3.0	$9.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 22, 2006 and December 30, 2005 and for the three- and nine-month periods ended September 22, 2006 and September 23, 2005 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments that are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 30, 2005 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of September 22, 2006 and December 30, 2005 and for the three- and nine-month periods ended September 22, 2006 and September 23, 2005 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At September 22, 2006 and December 30, 2005, accounts receivable included unbilled amounts for services rendered of $23.1 million and $18.7 million, respectively. Unbilled receivables represent revenue earned in the respective period but not billed to the customer until future dates, usually within one month.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 30, 2005	$(0.2)
Activity during 2006 (net of tax)	—

Balance at September 22, 2006	$(0.2)

Common Stock

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock. The authorization expires on June 15, 2008. The Company repurchased a total of 965,818 shares at an average price of $27.72 per share through September 22, 2006. The Company intends to make further share repurchases from time to time as market conditions warrant.

Stock-Based Compensation

See the discussion under “NOTE 4. STOCK OPTION PLANS.”

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for the Company on December 30, 2006 (the first day of the Company’s 2007 fiscal year). The Company has not yet determined the impact that this guidance will have on its results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year). The Company does not believe that this statement will have a material impact on its results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

in Current Year Financial Statements,” that requires public companies to utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently assessing the impact of SAB No. 108 but does not expect that it will have a material effect on its results of operations or financial condition.

NOTE 2. LONG-TERM DEBT

At September 22, 2006, the Company had $57.5 million available under the $75.0 million revolving credit facility, net of $17.5 million of outstanding letters of credit. At September 22, 2006, the term loan of $80.0 million was outstanding with a current interest rate of 7.0%. The Company repaid $10.0 million and $46.0 million of long-term debt and capital lease obligations during the nine months ended September 22, 2006 and September 23, 2005, respectively. Operating cash flows funded the repayment of the debt.

Long-term debt is summarized as follows (in millions):

Sept. 22, 2006
Term loan (7.0%; due June 10, 2010)	$80.0
Revolving credit facility (expires June 10, 2008)	—

Total
Less current portion	—

Long-term portion	$80.0

Contractual maturities of long-term debt subsequent to September 22, 2006 are as follows (in millions):

Remaining in 2006	$—
2007	—
2008	—
2009	—
2010	80.0

Total	$80.0

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

NOTE 4. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). No further awards may be made under the 1999 Plan. Any shares issued under the 1999 Plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full are also available for grant and issuance under the 2002 Plan. Awards under the 2002 Plan may be granted to employees, directors and contractors. The life of each grant is ten years from date of grant and, for current grants, employee options vest on a straight-line basis over 5 years and director options vest on a straight-line basis over 4 years. No more than 2,500,000 shares of common stock may be issued in the aggregate under the 2002 Plan. As of September 22, 2006, the Company has available 1,874,000 shares of common stock for future grant under the 2002 Plan. During the third quarter of 2006, the 1999 Plan, outstanding awards under the 1999 and 2002 Plans and future awards under the 2002 Plan were amended to provide for the acceleration of vesting upon a change in control (as defined). The table below details the Company’s stock option activity for the nine-month periods ended September 22, 2006 and September 23, 2005, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Nine Months Ended
	Sept. 22, 2006	Sept. 23, 2005
Common Stock Options
Granted
@ $19.54 per share		54,500
@ $25.75 per share		47,500
@ $25.77 per share	12,000	—
@ $28.05 per share	60,000	—
@ $29.44 per share	6,000	—
@ $30.89 per share	50,000	—
@ $35.17 per share	22,000	—

Subtotal	150,000	102,000
Exercised
@ $5.00 per share	302,767	23,310
@ $10.00 per share	5,500	49,000
@ $12.50 per share	16,300	19,700
@ $13.74 per share	9,000	14,000
@ $15.78 per share	4,000	5,500
@ $16.18 per share	3,900	5,800
@ $17.92 per share	4,500	—
@ $18.64 per share	3,000	—
@ $19.66 per share	2,900	1,600
@ $20.31 per share	5,400	—

Subtotal	357,267	118,910
Canceled or Expired
@ $5.00 per share	—	1,333
@ $10.00 per share	10,000	—
@ $12.50 per share	4,200	23,200
@ $13.74 per share	—	12,000
@ $15.78 per share	—	25,000
@ $16.18 per share	—	3,000
@ $21.51 per share	—	200

Subtotal	14,200	64,733

All proceeds were used for general corporate purposes and all canceled or expired options were due to employee terminations.

Stock-Based Compensation

Effective December 31, 2005, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

	Three Months Ended		Nine Months Ended
	Sept. 22, 2006	Sept. 23, 2005	Sept. 22, 2006	Sept. 23, 2005
Net income, as reported	$18.3	$14.6	$46.8	$30.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.3	—	0.7	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.3)	(0.3)	(0.7)	(0.9)

Net income, pro forma	$18.3	$14.3	$46.8	$29.6

Earnings per share:
Basic, as reported	$0.49	$0.39	$1.25	$0.82

Basic, pro forma	$0.49	$0.38	$1.25	$0.79

Diluted, as reported	$0.48	$0.38	$1.22	$0.80

Diluted, pro forma	$0.48	$0.38	$1.22	$0.78

The fair value of each option grant is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of stock options is based on an analysis of historical exercise behavior. The expected volatility is based on the change in weekly prices of the Company’s stock over a 104-week period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option. The dividend yield reflects an estimated annual dividend of $0.60 per share divided by the market price at date of grant.

	Three Months Ended		Nine Months Ended
	Sept. 22, 2006	Sept. 23, 2005	Sept. 22, 2006	Sept. 23, 2005
Weighted avg. expected option term	6.0 years	6.1 years	5.9 years	6.1 years
Weighted avg. volatility	32%	32%	32%	33%
Weighted avg. risk-free interest rate	4.91%	4.24%	4.76%	4.09%
Weighted avg. dividend yield	2.0%	0.0%	2.0%	0.0%
Weighted avg. fair value of options granted	$9.56	$10.30	$9.54	$9.14

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A summary of stock option activity under the plans for the nine months ended September 22, 2006 is presented as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ millions)
Outstanding, December 30, 2005	1,805,730	$11.18
Granted	150,000	29.91
Exercised	357,267	6.51
Canceled or Expired	14,200	10.74

Outstanding, September 22, 2006	1,584,263	14.01	5.3	$20.3

Exercisable, September 22, 2006	642,663	$9.33	4.0	$11.2

The excess tax benefit realized for the tax deductions from option exercises totaled $3.0 million and $0.5 million for the nine months ended September 22, 2006 and September 23, 2005, respectively. The tax benefit for stock option expense included in the provision for income taxes totaled $0.1 million and $0.5 million for the three and nine months ended September 22, 2006, respectively. The total intrinsic value of options exercised was $7.8 million and $1.5 million for the nine months ended September 22, 2006 and September 23, 2005, respectively. As of September 22, 2006, there was $2.2 million of total unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 1.92 years.

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

During the second quarter of 2005, the Company engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believed that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel has assured would occur if the Company were to prevail in the remand trial) would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter.

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

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a putative class of owner-operators (the “Renteria” class action) who are purportedly not included in the Albillo class. Each of the claims in the Renteria case, which had been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. We believe that the final disposition in our favor of the insurance issue in Albillo precludes the plaintiffs from re-litigating this issue in Renteria. The Renteria case is currently in the discovery phase. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of our legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

The Company’s wholly owned subsidiary, Pacific Motor Transport Company d/b/a Pacer Transport, was a defendant in a personal injury action filed in May 1997 in Upshur County, East Texas, Dicks v. Pacific Motor Transport Company, which arose out of a 1996 motor vehicle incident. The jury found Pacer Transport liable and awarded damages to the plaintiff in the amount of $607,000. At trial, the jury did not find any negligence on the part of the plaintiff, who was riding in an elevated position in the back of a speeding pickup truck and was thrown from the bed when the pick-up truck allegedly swerved to avoid Pacer Transport’s truck as it pulled out into the roadway. The trial judge refused to set aside the jury’s finding that the plaintiff himself was not negligent in any way. We contended that this finding was incorrect under Texas law in circumstances where a plaintiff’s own conduct contributes to or causes his own accident and injuries. We appealed to the Twelfth Texas Court of Appeals at Tyler; in early 2005,

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

however, the appellate court refused to reverse the trial court. We then appealed to the Texas Supreme Court, which ordered a full briefing that was completed in the first quarter of 2005. As of December 30, 2005, the original judgment plus pre- and post-judgment interest amounted to approximately $1.3 million, which had been accrued in accounts payable and other accrued liabilities in the consolidated balance sheet as of that date. The Supreme Court ultimately denied our appeal and subsequent motion for rehearing, which resulted in the original trial court verdict becoming final and the full amount of the Dicks judgment plus interest and costs was paid in the first quarter of this year.

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

At September 22, 2006, the Company had a commitment to acquire 1,614 53-ft. containers, 427 53-ft. chassis and 65 truck tractors through operating leases. Delivery will take place through the first quarter of 2007.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents revenues generated by country or geographical area for the three- and nine-month periods ended September 22, 2006 and September 23, 2005 (in millions).

	Three Months Ended		Nine Months Ended
	Sept. 22, 2006	Sept. 23, 2005 1/	Sept. 22, 2006	Sept. 23, 2005 1/
United States	$410.0	$391.9	$1,243.3	$1,213.4
Mexico	9.8	9.2	29.2	29.0
Russia/China	9.3	13.9	25.2	29.8
Europe	8.1	7.4	22.3	22.5
Canada	4.5	4.8	14.9	13.7
Far East	4.1	5.3	14.0	16.2
Australia/New Zealand	2.1	2.9	5.9	7.6
Mideast	1.5	0.8	5.7	2.6
South America	1.0	0.8	3.3	3.4
Africa	0.4	1.2	1.2	1.8
All Other	7.4	3.4	20.8	16.3

Total	$458.2	$441.6	$1,385.8	$1,356.3

1/	The revenues for the United States and Mexico for the three- and nine-month periods ended September 23, 2005 have been revised to reflect a correction in classification of $19.3 million. The total revenue amounts are not impacted by this revision.

All of the foreign revenues are generated by the retail segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s wholesale Stacktrain operation.

For the nine-month period ended September 22, 2006, the Company had one customer that generated 10.4% of the Company’s total revenues. The next largest contributing customer generated 5.5% for first nine months of 2006. For the three-month period ended September 22, 2006, the Company had no customers that contributed more than 10% of the Company’s total revenues. For the three- and nine-month periods ended September 23, 2005, the Company had no customers that contributed more than 10% of the Company’s total revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and nine-month periods ended September 22, 2006 and September 23, 2005 (in millions).

	Wholesale	Retail	Corp./Other	Consolidated
3 Months ended September 22, 2006
Revenues	$297.9	$206.7	$—	$504.6
Inter-segment elimination	(46.4)	—	—	(46.4)

Subtotal	251.5	206.7	—	458.2
Income from operations	37.5	2.2	(8.1)	31.6
Depreciation	0.8	0.9	—	1.7
Capital expenditures	0.1	0.4	—	0.5
Total assets	$399.3	$201.9	$(17.2)	$584.0
3 Months ended September 23, 2005
Revenues	$269.0	$213.2	$—	$482.2
Inter-segment elimination	(40.6)	—	—	(40.6)

Subtotal	228.4	213.2	—	441.6
Income from operations	28.6	2.1	(4.6)	26.1
Depreciation	0.8	0.8	0.1	1.7
Capital expenditures	0.6	0.6	—	1.2
Total assets	$469.7	$132.8	$(31.6)	$570.9
9 Months ended September 22, 2006
Revenues	$904.0	$619.5	$—	$1,523.5
Inter-segment elimination	(137.7)	—	—	(137.7)

Subtotal	766.3	619.5	—	1,385.8
Income from operations	91.7	5.7	(16.1)	81.3
Depreciation	2.5	2.7	—	5.2
Capital expenditures	0.7	2.0	—	2.7
Total assets	$399.3	$201.9	$(17.2)	$584.0
9 Months ended September 23, 2005
Revenues	$794.1	$683.3	$—	$1,477.4
Inter-segment elimination	(121.1)	—	—	(121.1)

Subtotal	673.0	683.3	—	1,356.3
Income from operations 1/	63.7	7.5	(14.2)	57.0
Depreciation	2.6	2.5	0.1	5.2
Capital expenditures	1.0	2.3	—	3.3
Total assets	$469.7	$132.8	$(31.6)	$570.9

Data in the “Corp./Other” column includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. Intersegment revenues were $46.4 million and $137.7 million for the three- and nine-month periods ended September 22, 2006 and $40.6 million and $121.1 million for the three- and nine-month periods ended September 23, 2005, respectively. All intersegment services are provided and purchased at quoted market rates and have been included in the wholesale segment revenues above.

1/	Wholesale segment and consolidated income from operations for the nine-month period ended September 23, 2005 includes $11.3 million for the write-off of previously capitalized computer software development costs.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 22, 2006	Sept. 23, 2005	Sept. 22, 2006	Sept. 23, 2005
Numerator:
Net income	$18.3	$14.6	$46.8	$30.5

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding .	37,330,706	37,397,514	37,484,958	37,361,481
Effect of dilutive securities:
Stock options	612,962	663,729	716,751	660,229

Denominator for earnings per share-diluted	37,943,668	38,061,243	38,201,709	38,021,710

Earnings per share-basic	$0.49	$0.39	$1.25	$0.82

Earnings per share-diluted	$0.48	$0.38	$1.22	$0.80

Options to purchase 22,000 shares of common stock at $35.17 per share, 50,000 shares at $30.89 per share and 6,000 shares at $29.44 per share were outstanding during the three-months ended September 22, 2006 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares during this period. Options to purchase 22,000 shares of common stock at $35.17 per share and 50,000 shares at $30.89 per share were outstanding during the nine-months ended September 22, 2006 but were not included in the computation of diluted earnings per share for this period because the options’ exercise price was greater than the average market price of the common shares during this period. Options to purchase 47,500 shares of common stock at $25.75 per share were outstanding during the three- and nine-months ended September 23, 2005 but were not included in the computation of diluted earnings per share for those periods because the options’ exercise price was greater than the average market price of the common shares during these periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our Critical Accounting Policies, and the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005 (the “Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	Industry trends, including changes in the costs of services from rail and motor transportation providers;

•	The loss of one or more of our major customers;

•	The impact of competitive pressures in the marketplace;

•	The frequency and severity of accidents, particularly involving our trucking operations;

•	Changes in our business strategy, development plans or cost savings plans;

•	Difficulties in maintaining or enhancing our information technology systems;

•	Availability of qualified personnel;

•	Changes in, or the failure to comply with, government regulation;

•	Increases in interest rates;

•	Our ability to integrate acquired businesses;

•	Terrorism and acts of war; and

•	Increases in our leverage.

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

Executive Summary

Pacer had another solid performance for the third quarter of 2006 with both operating segments improving over the 2005 quarter. Our retail segment income from operations improved 4.8% over last year’s third quarter with our rail brokerage and international units leading the way. Our wholesale international line of business continues to be strong due to new customers with containers handled up 49.6% for the 2006 third quarter compared to the 2005 third quarter. This trend should continue as imports to the Ports of Los Angeles and Long Beach are expected to continue to be strong for the remainder of the year. The wholesale automotive line of business also improved with an 11.6% increase in containers handled quarter over quarter. Our wholesale domestic volumes handled continued at lower levels for the 2006 quarter compared to the 2005 quarter due primarily to reduced supplies of international containers moving in domestic service and the cancellation of the Northern California to Texas route by the Union Pacific. Fuel costs remained high through the third quarter of 2006, although they have decreased in October 2006. Our fuel surcharge percentage was almost 7 percentage points higher in the 2006 third quarter compared to the 2005 third quarter reflecting increases from our underlying service providers.

Consolidated income from operations was $31.6 million for the 2006 third quarter, $5.5 million, or 21.1%, more than the 2005 third quarter. The 2006 quarter results included a benefit of approximately $7.1 million, net of related legal costs of $0.3 million, from the settlement of a series of arbitration cases and other rate disputes. We expect these settlements to have a positive impact on earnings per share for the next several years. Partially offsetting this benefit were employee bonus accruals during the 2006 quarter of $3.5 million that would not have been accrued but for the settlement, and cost increases over the 2005 quarter for legal expenses unrelated to the arbitration cases of $1.1 million. The net after-tax benefit for these items for the 2006 quarter was approximately $1.5 million. Our wholesale segment income from operations increased $8.9 million, or 31.1%, over the 2005 quarter, including the benefit from the settlement of the arbitration cases and other rate disputes during the 2006 quarter, and our retail segment income from operations increased $0.1 million over the 2005 quarter. For the 2006 quarter, we had $35.5 million of cash flow from operations and paid $5.7 million of cash dividends and repurchased 928,120 shares of our common stock for $25.7 million. In total, we have repurchased 965,818 shares through the third quarter of 2006 for $26.8 million. We intend to make share repurchases from time to time as market conditions warrant.

We intend to continue our management focus in the quarters ahead on improving rail service by working with our core rail carriers and improving the success of our owner/operator recruitment and retention activities. We also will continue our efforts to improve safety in our motor carrier transportation businesses. Our rail brokerage unit has reinforced its efforts to improve volumes which began to soften during the third quarter of 2005 and into the first nine months of 2006. As discussed in our Annual Report, we use a key objective management process to focus on these and other management initiatives. No assurance, however, can be given that any of the identified objectives will be successful or achieve the business growth or operating improvements sought.

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

Deferred Tax Assets. At September 22, 2006, we have recorded net deferred tax assets of $8.5 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize these assets is $21.9 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

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

Results of Operations

Three Months Ended September 22, 2006 Compared to Three Months Ended September 23, 2005

The following table sets forth our historical financial data by reportable segment for the three months ended September 22, 2006 and September 23, 2005 (in millions).

	2006	2005	Change	% Change
Revenues
Wholesale	$297.9	$269.0	$28.9	10.7%
Retail	206.7	213.2	(6.5)	(3.0)
Inter-segment elimination	(46.4)	(40.6)	(5.8)	14.3

Total	458.2	441.6	16.6	3.8
Cost of purchased transportation and services
Wholesale	212.3	196.2	16.1	8.2
Retail	177.6	182.7	(5.1)	(2.8)
Inter-segment elimination	(46.4)	(40.6)	(5.8)	14.3

Total	343.5	338.3	5.2	1.5
Direct operating expenses
Wholesale	29.4	26.5	2.9	10.9
Retail	—	—	—	—

Total	29.4	26.5	2.9	10.9
Selling, general & administrative expenses
Wholesale	17.9	16.9	1.0	5.9
Retail	26.0	27.6	(1.6)	(5.8)
Corporate	8.1	4.5	3.6	80.0

Total	52.0	49.0	3.0	6.1
Depreciation and amortization
Wholesale	0.8	0.8	—	—
Retail	0.9	0.8	0.1	12.5
Corporate	—	0.1	(0.1)	(100.0)

Total	1.7	1.7	—	—
Income from operations
Wholesale	37.5	28.6	8.9	31.1
Retail	2.2	2.1	0.1	4.8
Corporate	(8.1)	(4.6)	(3.5)	76.1

Total	31.6	26.1	5.5	21.1
Interest expense, net	1.6	1.9	(0.3)	(15.8)
Income taxes	11.7	9.6	2.1	21.9
Net income	$18.3	$14.6	$3.7	25.3%

Revenues. Revenues increased $16.6 million, or 3.8%, for the three months ended September 22, 2006 compared to the three months ended September 23, 2005. Wholesale segment revenues increased $28.9 million, reflecting increases in both cartage and Stacktrain operations. Cartage revenues increased $2.5 million due to increases in all of our cartage regions including increased intra-segment business with our Stacktrain division and the expansion of business in the South region. Stacktrain revenues increased $26.4 million in the 2006 quarter compared to the 2005 quarter and reflected increases in automotive and international lines of business, offset slightly by lower avoided repositioning cost “ARC” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and lower container per diem revenue. The 30.9% increase in automotive freight revenues was due to a volume increase of 11.6% over the third quarter of 2005 coupled with a 17.3% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix and fuel surcharges. The 65.7% increase in wholesale international revenues was due to a 49.6% increase in containers handled primarily from the addition of new customers coupled with a 10.8% increase in the average freight revenue per container. The increase in average freight revenue per container for our wholesale international business was due primarily to increased fuel surcharges. The 3.2% decrease in wholesale third-party domestic freight revenues was due to an 8.9% decline in domestic containers handled during the 2006 quarter compared to the 2005 quarter partially offset by a 6.3% increase in the average freight revenue per container. The average fuel surcharge in effect during the 2006 quarter was 21.9% compared to 15.1% for the 2005 quarter. The decrease in domestic containers handled was due, in part, to the cancellation of the Northern California to Texas route by the Union Pacific and the reduced supply of international containers moving in domestic service. In addition, westbound ARC revenues for the 2006 quarter were $0.8 million below the 2005 quarter due to rate competition and the use of equipment by the international shipping companies for export loading. The decline in container per diem revenue was due primarily to customers returning containers in a shorter period of time.

Revenues in our retail segment decreased $6.5 million, or 3.0%, for the 2006 quarter compared to the 2005 quarter due primarily to a $5.0 million decline in revenues related to the transitioning of a truck brokerage customer to another service provider which began during the second quarter of 2005 and was completed during the latter part of 2005. Revenues for our truck brokerage unit decreased 28.2% compared to the 2005 quarter due primarily to the completion of this transitioning. Revenues for our rail brokerage unit increased 3.7% compared to the 2005 quarter due primarily to yield management efforts. Warehousing and distribution revenues were up 5.8% due primarily to new customers and additional business from existing customers, which more than offset the loss of one customer moving from our warehousing operations to its own regional distribution center in late 2005. Our retail international unit revenues decreased 5.2% compared to the 2005 quarter due to reduced overseas aid cargo and agricultural shipments partially offset by a strong import/export business. Truck services revenues were up 0.6% due primarily to additional lower margin brokerage business. Revenues for our supply chain services unit decreased 21.3% primarily due to the loss of a customer as well as decreases from existing customers.

Our retail segment usage of our wholesale segment for rail transportation increased by $5.8 million, or 14.3%, in the 2006 quarter compared to the 2005 quarter as a result of an initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $0.4 million in the 2006 quarter compared to the 2005 quarter due primarily to the loss of a supply chain services customer.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $5.2 million, or 1.5%, for the three months ended September 22, 2006 compared to the three months ended September 23, 2005. The wholesale segment’s cost of purchased transportation and services increased $16.1 million for the 2006 quarter compared to the 2005 quarter reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 7.6% increase in the cost per container due primarily to increased fuel costs from our underlying carriers, rate increases from our underlying carriers and changes in business mix. In addition, local dray costs from the port to the rail terminal increased $0.6 million in the 2006 quarter compared to the 2005 quarter due to the large increase in wholesale international volumes. Reducing the Stacktrain increase in cost was a gross benefit of $7.4 million, related to expenses accrued in current and prior years, from the settlement of a series of arbitration cases and other rate disputes during the 2006 quarter that resulted in the reversal of prior and current year expense accruals. The cartage increase was also due to increased shipments noted above. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the wholesale segment increased from 27.0% in the 2005 quarter to 28.7% in the 2006 quarter.

Cost of purchased transportation and services in our retail segment decreased $5.1 million due primarily to the completion of transition of a truck brokerage customer to another service provider during the latter part of 2005 coupled with reduced rail brokerage shipments discussed above. The overall gross margin percentage on our retail business decreased to 14.1% in the 2006 quarter from 14.3% in the 2005 quarter primarily reflecting changes in business mix at our warehousing and distribution, truck services and international units partially offset by improved yield efforts at our rail brokerage unit. The warehousing and distribution unit margin percentage declined due to changes in business mix. Our truck services unit margin percentage also declined due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner/operators. Our rail brokerage unit margin percentage increased compared to the 2005 quarter due to yield management efforts partially offset by the management decision to use our own Stacktrain operations rather than direct rail carriers, foregoing volume incentives from those carriers. The margin percentage for our international unit also increased due primarily to changes in business mix. The margin percentage for our truck brokerage unit was comparable between periods.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $2.9 million, or 10.9%, in the 2006 quarter compared to the 2005 quarter due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2006 quarter. At September 22, 2006, we had 3.5% or 962 more containers and 11.5% or 3,211 more chassis than at September 23, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 6.1%, in the 2006 quarter compared to the 2005 quarter. The increase was partially due to a 4% increase in compensation expense with staggered effective dates in May and August 2006. Overall legal expenses for the 2006 quarter were $1.4 million more than the 2005 quarter due to the settled arbitration cases and other on-going legal proceedings. Also during the 2006 quarter, $3.5 million was accrued for employee bonuses compared to $2.2 million during the 2005 quarter. Our wholesale segment employment increased by 28 in the 2006 quarter compared to the 2005 quarter related primarily to the continued implementation of the PacerDirect product, and our wholesale cartage operations experienced increased personal injury/property damage claim costs during the 2006 quarter. During the 2006 quarter, we expensed $0.4 million for stock based compensation costs resulting from our adoption of SFAS No. 123(R) on December 31, 2005. We expect that stock based compensation costs will approximate this amount on a quarterly basis going forward. See Note 4 of the notes to our Condensed Consolidated Financial Statements included in this report for additional information regarding our adoption of SFAS No. 123(R). Partially offsetting these increased costs, our retail segment average employment decreased by 121 in the 2006 quarter compared to the 2005 quarter due primarily to reductions related to the completion of the transition of a truck brokerage customer to another service provider and reductions in our rail brokerage and supply chain services units.

Depreciation and Amortization. Depreciation and amortization expenses remained constant between periods.

Income From Operations. Income from operations increased $5.5 million, or 21.1%, from $26.1 million in the 2005 quarter to $31.6 million in the 2006 quarter. Wholesale segment income from operations increased $8.9 million reflecting a $9.4 million increase in Stacktrain income from operations and a $0.5 million decrease in cartage income from operations. The Stacktrain increase was due, in part, to the settlement of a series of arbitration cases and other rate disputes that resulted in the reversal of prior expense accruals of $7.1 million, net of related legal costs of $0.3 million, coupled with strength in the wholesale automotive and wholesale international lines of business during the 2006 quarter. The cartage decrease was due primarily to increased compensation costs associated with increased employment and higher personal injury/property damage claim costs during the 2006 quarter, partially offset by increased business. Retail segment income from operations increased $0.1 million compared to the 2005 quarter reflecting increases in our rail and truck brokerage units due primarily to yield management and cost control efforts and our international unit where, in addition to cost control efforts, the import/export business remains strong. These increases were offset by decreases in income from operations from our warehousing and distribution, truck services and supply chain services units. Our warehousing and distribution unit reported lower income from operations, on an increase in revenue, due to higher cargo claim costs and higher warehouse operating costs during the 2006 quarter compared to the 2005 quarter. The decrease in income from operations for our truck services unit was due primarily to the lower margin associated with the increase in freight brokered during the 2006 quarter. The decrease in income from operations for our supply chain services unit was due to the loss of a customer as well as decreases from existing customers. Also during the 2006 quarter, we accrued $1.3 million more for employee bonuses, incurred $1.1 million more in legal costs unrelated to the settled arbitration cases and expensed $0.4 million more in stock based compensation costs compared to the 2005 quarter.

Interest Expense, Net. Interest expense, net, decreased by $0.3 million, or 15.8%, for the 2006 quarter compared to the 2005 quarter due primarily to a lower level of outstanding debt during the period. At September 22, 2006, total long-term debt was $80.0 million, $28.0 million less than the balance of $108.0 million at September 23, 2005. Interest rates have increased from an average of approximately 5.4% during the 2005 quarter to 7.0% during the 2006 quarter.

Income Tax Expense. Income tax expense increased $2.1 million in the 2006 quarter compared to the 2005 quarter due to higher pre-tax income in the 2006 quarter, partially offset by a lower effective tax rate of 39.0% for the 2006 quarter compared to 39.7% for the 2005 quarter. The decline in the effective tax rate was due to a revaluation of state tax rates.

Net Income. Net income increased by $3.7 million from $14.6 million in the 2005 quarter to $18.3 million in the 2006 quarter reflecting the higher income from operations (up $5.5 million) as discussed above, combined with reduced interest costs (down $0.3 million) associated with the lower level of outstanding debt during the 2006 quarter. Net income in the 2006 quarter also reflected higher income tax expense (up $2.1 million) related to a higher pre-tax income, partially offset by a lower effective tax rate in the 2006 quarter.

Nine Months Ended September 22, 2006 Compared to Nine Months Ended September 23, 2005

The following table sets forth our historical financial data by reportable segment for the nine months ended September 22, 2006 and September 23, 2005 (in millions).

	2006	2005	Change	% Change
Revenues
Wholesale	$904.0	$794.1	$109.9	13.8%
Retail	619.5	683.3	(63.8)	(9.3)
Inter-segment elimination	(137.7)	(121.1)	(16.6)	13.7

Total	1,385.8	1,356.3	29.5	2.2
Cost of purchased transportation and services
Wholesale	666.4	579.4	87.0	15.0
Retail	532.2	590.5	(58.3)	(9.9)
Inter-segment elimination	(137.7)	(121.1)	(16.6)	13.7

Total	1,060.9	1,048.8	12.1	1.2
Direct operating expenses
Wholesale	90.2	84.4	5.8	6.9
Retail	—	—	—	—

Total	90.2	84.4	5.8	6.9
Selling, general & administrative expenses
Wholesale	53.2	52.7	0.5	0.9
Retail	78.9	82.8	(3.9)	(4.7)
Corporate	16.1	14.1	2.0	14.2

Total	148.2	149.6	(1.4)	(0.9)
Write-off of computer software
Wholesale	—	11.3	(11.3)	(100.0)
Retail	—	—	—	—
Corporate	—	—	—	—

Total	—	11.3	(11.3)	(100.0)
Depreciation and amortization
Wholesale	2.5	2.6	(0.1)	(3.8)
Retail	2.7	2.5	0.2	8.0
Corporate	—	0.1	(0.1)	(100.0)

Total	5.2	5.2	—	—
Income from operations
Wholesale	91.7	63.7	28.0	44.0
Retail	5.7	7.5	(1.8)	(24.0)
Corporate	(16.1)	(14.2)	(1.9)	13.4

Total	81.3	57.0	24.3	42.6
Interest expense, net	4.9	6.3	(1.4)	(22.2)
Income taxes	29.6	20.2	9.4	46.5
Net income	$46.8	$30.5	$16.3	53.4%

Revenues. Revenues increased $29.5 million, or 2.2%, for the nine months ended September 22, 2006 compared to the nine months ended September 23, 2005. Wholesale segment revenues increased

$109.9 million, reflecting increases in both cartage and Stacktrain operations. Cartage revenues increased $7.2 million due to increases in all of our cartage regions including increased intra-segment business with our Stacktrain division and expansion of business in the South region. Our cartage unit experienced a large revenue increase in our West region due to increased volumes during 2006 in Southern California and the first quarter 2005 Union Pacific embargo of Southern California locations due to severe weather that depressed revenues in that quarter. Stacktrain revenues increased $102.7 million in the 2006 period compared to the 2005 period and reflected increases in all three lines of business, partially offset by lower ARC revenues and lower container per diem revenues. Stacktrain revenues for the 2005 period were also depressed as a result of the first quarter 2005 Union Pacific embargo of Southern California locations due to severe weather. The 3.1% increase in wholesale third-party domestic freight revenues was due primarily to a 19.5% average fuel surcharge in effect during the 2006 period compared to a 13.2% average surcharge during the 2005 period. Domestic containers handled decreased 3.6% from the 2005 period due, in part, to the cancellation of the Northern California to Texas route by the Union Pacific and the reduced supply of international containers moving in domestic service. While the eastbound imbalance was corrected during the third quarter of 2006, it negatively impacted our domestic loadings eastbound during the 2006 period. The average freight revenue per container increased 7.0% for wholesale third-party domestic business. The 24.7% increase in automotive freight revenues was due to a volume increase of 8.3% over the 2005 period coupled with a 15.2% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix, rate increases and fuel surcharges. The 70.6% increase in wholesale international revenues was due to a 49.9% increase in containers handled primarily from additional customers coupled with a 13.8% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to increased fuel surcharges. Westbound ARC revenues for the 2006 period were $2.4 million below the 2005 period due primarily to rate competition and the use of equipment by the international shipping companies for export loading. The decline in container per diem revenues was due primarily to customers returning containers in a shorter period of time.

Revenues in our retail segment decreased $63.8 million, or 9.3%, for the 2006 period compared to the 2005 period due primarily to a $55.8 million decline in revenues related to the transitioning of a truck brokerage customer to another service provider which began during the second quarter of 2005 and was completed during the latter part of 2005. Revenues for our truck brokerage unit decreased 46.9% compared to the 2005 period due primarily to the completion of this transitioning. Our rail brokerage unit, which improved income from operations for the period due to yield management and cost control efforts, reported a 2.1% decline in revenues compared to the 2005 period due to decreased intermodal volumes. Warehousing and distribution revenues were down 0.5% due primarily to a customer moving from our warehousing operations to its own regional distribution center in late 2005, substantially offset by revenues from new customers and additional business from existing customers. Our retail international unit revenues decreased 1.9% compared to the 2005 period due to reduced overseas aid cargo and agricultural shipments partially offset by a strong import/export business. Revenues for our supply chain services unit decreased 9.0% due to decreases from existing customers as well as the loss of a customer in the second quarter of 2006. Partially offsetting these decreases, our truck services revenues were up 9.2% due to additional agents in the 2006 period and an increase in the amount of freight brokered due to demand.

Our retail segment usage of our wholesale segment for rail transportation increased by $16.6 million, or 13.7%, in the 2006 period compared to the 2005 period as a result of our continuing initiative to increase cross-selling. Cross-selling activities within the retail segment decreased by $2.1 million in the 2006 period compared to the 2005 period due primarily to the loss of a supply chain services customer.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $12.1 million, or 1.2%, for the nine months ended September 22, 2006 compared to the nine months ended September 23, 2005. The wholesale segment’s cost of purchased transportation and services increased $87.0 million for the 2006 period compared to the 2005 period reflecting increases in both Stacktrain and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with an 8.8% increase in the cost per container due primarily to increased fuel costs from our underlying service providers, rate increases from our underlying carriers and changes in business mix. In addition, local dray costs from the port to the rail terminal increased $2.5 million in the 2006 period compared to the 2005 period due to the large increase in wholesale international volumes, and container repositioning costs increased $2.8 million in the 2006 period due to the need to reposition containers from the Los Angeles basin to Eastern U.S. locations to support westbound volumes. The majority of these increased costs were incurred during the first quarter of 2006, as the container imbalance situation has been corrected. These Stacktrain increases were partially offset by a favorable settlement of prior period rail payables to one of our rail service providers, as pursuant to our rail contract we periodically reconcile and settle amounts owed to the carrier based on actual usage. In addition, reducing the Stacktrain increase in cost was a gross benefit of $5.3 million, related to expenses accrued in prior years, from the settlement of a series of arbitration cases and other rate disputes during the third quarter of 2006 that resulted in the reversal of prior year expense accruals. The cartage increase was also due to increased shipments noted above. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the wholesale segment decreased from 27.1% in the 2005 period to 26.3% in the 2006 period.

Cost of purchased transportation and services in our retail segment decreased $58.3 million due primarily to the completion of transition of a truck brokerage customer to another service provider during the latter part of 2005 coupled with reduced rail brokerage shipments discussed above. The overall gross margin percentage on our retail business increased from 13.6% in the 2005 period to 14.1% in the 2006 period primarily reflecting changes in business mix at our truck services and international units and improved yield efforts at our rail brokerage unit. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the margin percentage increase as this customer was a low margin account. Our rail brokerage unit margin percentage increased during the 2006 period due to yield management efforts partially offset by the management decision to use our own Stacktrain operations rather than direct rail carriers, foregoing volume incentives from those carriers. The margin percentage for our international unit also increased due to changes in business mix. The warehousing and distribution unit margin percentage declined due to the changed business mix that resulted after a customer, as mentioned above, moved from our warehousing operations to their own regional distribution center. Our truck services unit margin percentage also declined due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner/operators.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our wholesale Stacktrain operations, increased $5.8 million, or 6.9%, in the 2006 period compared to the 2005 period due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during the 2006 period. At September 22, 2006, we had 3.5% or 962 more containers and 11.5% or 3,211 more chassis than at September 23, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.4 million, or 0.9%, in the 2006 period compared to the 2005 period. Our retail segment average employment decreased by 122 in the 2006 period compared to the 2005 period due primarily to reductions related to the completion of the transition of a truck brokerage customer to another service provider and reductions in our rail brokerage and supply chain services units. The 2006 period benefited from the reversal of previously accrued expenses due to a service provided for our Stacktrain operations that the company determined would not be payable under the contract with the provider. The 2006 period also had reduced costs associated with complying with the Sarbanes-Oxley Act of 2002 and $1.3 million less accrued for employee bonuses. These comparative reductions for 2006 costs were partially offset by an increase of 27 people in our wholesale segment employment related primarily to the continued implementation of the PacerDirect product. Our wholesale cartage operations experienced increased personal injury/property damage claim costs during the 2006 period. There was also a 4% increase in compensation expense with staggered effective dates in May and August 2006. Overall legal expenses for the 2006 period were $1.6 million above the 2005 period due to the settled arbitrations noted above and on-going legal proceedings, including the settlement of a legal case during the 2006 period that adversely impacted our truck services unit and corporate results, partially offset by the 2005 period settlement of three legal cases. During the 2006 period, we expensed $1.2 million for stock based compensation costs resulting from our adoption of SFAS No. 123(R) on December 31, 2005. We expect that stock based compensation costs will approximate $0.4 million on a quarterly basis going forward. See Note 4 of the notes to our Condensed Consolidated Financial Statements included in this report for additional information regarding our adoption of SFAS No. 123(R).

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

Income From Operations. Income from operations increased $24.3 million, or 42.6%, from $57.0 million in the 2005 period to $81.3 million in the 2006 period. Wholesale segment income from operations increased $28.0 million reflecting a $27.2 million increase in Stacktrain income from operations and a $0.8 million increase in cartage income from operations. The Stacktrain increase was due, in part, to the write-off during the 2005 period of $11.3 million of software development costs, the settlement of a series of arbitration cases and other rate disputes during the 2006 period that resulted in the reversal of prior expense accruals of $4.2 million, net of related legal costs of $1.1 million, strength in all three lines of the wholesale business and the 2006 general and administrative accrual adjustment. The cartage increase was due primarily to increased business during the 2006 period partially offset by higher compensation costs associated with increased employment and higher personal injury/property damage costs during the 2006 period. Retail segment income from operations decreased $1.8 million compared to the 2005 period. The decrease for our truck services unit was due primarily to the settlement of a motor vehicle accident case, and our warehousing and distribution unit reported lower income from operations due to the customer moving to their own regional distribution center as mentioned above coupled with increased cargo claim costs. The decrease in income from operations for our supply chain services unit was due to the loss of a customer as well as decreases from existing customers. These decreases in income from operations were partially offset by increases in income from operations for our rail brokerage unit due primarily to yield management and cost control efforts, and our international unit where import/export business remains strong. Income from operations for our truck brokerage unit was comparable between periods. Adjusted to exclude the $11.3 million charge for the write-off of Stacktrain computer software, consolidated income from operations for the 2005 period would have been $68.3 million.

Interest Expense, Net. Interest expense, net, decreased by $1.4 million, or 22.2%, for the 2006 period compared to the 2005 period due primarily to a lower level of outstanding debt during the period. At September 22, 2006, total long-term debt was $80.0 million, $28.0 million less than the balance of $108.0 million at September 23, 2005. Interest rates have increased from an average of approximately 5.4% during the 2005 period to 7.0% during the 2006 period.

Income Tax Expense. Income tax expense increased $9.4 million in the 2006 period compared to the 2005 period due to higher pre-tax income in the 2006 period, partially offset by a slightly lower effective tax rate of 38.7% for the 2006 period compared to 39.8% for the 2005 period. The decline in the effective tax rate was due to a revaluation of state tax rates.

Net Income. Net income increased by $16.3 million from $30.5 million in the 2005 period to $46.8 million in the 2006 period reflecting the higher income from operations (up $24.3 million) as discussed above, combined with reduced interest costs (down $1.4 million) associated with the lower level of outstanding debt during the 2006 period. Net income in the 2006 period also reflected higher income tax expense (up $9.4 million) related to a higher pre-tax income, partially offset by a lower effective tax rate in the 2006 period. The 2005 period write-off of software development costs impacted net income $6.8 million in that period. Adjusted to exclude the $11.3 million pre-tax charge ($6.8 million after-tax) for the write-off of Stacktrain computer software, net income for the 2005 period would have been $37.3 million.

Reconciliation of As Reported Financial Results to As Adjusted Financial Results

For the Nine Months Ended September 22, 2006 and September 23, 2005 (in millions, except share and per share amounts)

(Unaudited)

	Nine Months 2006 GAAP Results	Nine Months 2005				Variance 2006 vs Adjusted 2005
Item		As Reported Results	Adjustments		As Adjusted Results		%
Income from operations	$81.3	$57.0	$11.3	1/	$68.3	$13.0	19.0%
Interest expense, net	4.9	6.3	—		6.3	(1.4)	(22.2)

Income before income taxes	76.4	50.7	11.3		62.0	14.4	23.2
Income taxes	29.6	20.2	4.5	2/	24.7	4.9	19.8

Net income	46.8	30.5	6.8		37.3	9.5	25.5

Diluted earnings per share	$1.22	$0.80	$0.18		$0.98	$0.24	24.5

Weighted avg. shares outstanding	38,201,709	38,021,710	38,021,710		38,021,710	179,999	0.5%

1/	Write-off of costs related to the development of Stacktrain computer software.

2/	Income tax effect of the write-off at the effective rate.

For additional information, see “Use of Non-GAAP Financial Measures” in “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

Liquidity and Capital Resources

Cash generated by operating activities was $45.6 million and $75.7 million for the nine months ended September 22, 2006 and September 23, 2005, respectively. The decrease in cash provided by operating activities was due primarily to the abnormally high cash from operating activities for the 2005 period because of the elevated receivables and payables at year-end 2004 that were at a more normal level by September 23, 2005. This was also partially due to the transitioning of the truck brokerage customer to another service provider mentioned above. Also contributing to the reduced cash flow from operating activities were $27.8 million of tax payments in the 2006 period compared to $18.7 million during the 2005 period, payments of $4.6 million during 2006 due to legal settlements, and the 2006 payout of $7.9 million for bonuses accrued during 2005. The reduced cash flow from operating activities was partially offset by the higher income from operations during the 2006 period combined with reduced interest charges during 2006 due to the lower level of outstanding debt. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We prefer to reduce debt and minimize our interest expense rather than to maintain cash balances and incur increased interest costs. We had working capital of $58.2 million and $50.1 million at September 22, 2006 and September 23, 2005, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of September 22, 2006 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$80.0	$—	$—	$80.0	$—
Interest on long-term debt	23.6	6.3	12.6	4.7	—
Operating leases	425.1	70.1	126.1	114.5	114.4
Equipment obligation	26.3	3.5	8.0	6.8	8.0
Volume incentives	10.9	10.9	—	—	—
APL IT agreement	155.3	11.5	23.3	23.9	96.6
Other IT agreements	3.6	2.9	0.7	—	—
Purchased transportation	26.3	26.3	—	—	—

Total	$751.1	$131.5	$170.7	$229.9	$219.0

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease obligations relate to our wholesale segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 1,614 containers, 427 chassis and 65 truck tractors ordered and remaining to be financed. We anticipate financing the equipment through an operating lease and will receive the equipment through the first quarter of 2007. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division and will most likely meet certain volume shipping commitments for the year 2006. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, none being presently contemplated, our obligation under the contract would be limited to only $3.8 million. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function and IT licensing and maintenance commitments. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

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

Cash flows used in investing activities were $2.5 million and $3.2 million for the nine months ended September 22, 2006 and September 23, 2005, respectively. The expenditures for the 2006 period were for normal computer replacement items. During the 2005 period, $0.2 million was expended for the new cartage operating system with the remainder of expenditures for normal computer system replacement items.

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

Cash flows used in financing activities were $49.2 million and $63.3 million for the nine months ended September 22, 2006 and September 23, 2005, respectively. During the 2006 period, we repaid $10.0 million principal amount of our long-term debt and paid an aggregate of $16.9 million for the fourth quarter 2005 and first and second quarter 2006 dividends. Also during the 2006 period, $26.8 million of common stock was repurchased and retired under a stock repurchase plan announced in June 2006. Options to purchase 357,267 share of our common stock were exercised during the 2006 period for total proceeds to the Company of $2.3 million. The excess tax benefit associated with the exercise of options pursuant to SFAS No. 123(R) was $2.2 million during the 2006 period. During the 2005 period, we repaid $46.0 million principal amount of our long-term debt. Options to purchase 118,910 shares of our common stock were exercised during the 2005 period for total proceeds to the Company of $1.3 million. At September 22, 2006, the Company had $57.5 million available under the $75.0 million revolving credit facility, net of $17.5 million of outstanding letters of credit. At September 22, 2006, the term loan of $80.0 million was outstanding with a current interest rate of 7.0%.

During the 2006 period, the wholesale segment received 1,246 new 53-ft. leased containers and 3,916 leased chassis and returned 965 48-ft. and 53-ft. leased containers and 1,536 leased chassis. During the 2005 period, the wholesale segment received 3,251 new 53-ft. leased containers and 2,851 leased chassis and returned 1,616 48-ft. and 53-ft. leased containers and 862 primarily leased chassis.

Common Stock Repurchase Program

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock. The authorization expires on June 15, 2008. The Company repurchased and retired a total of 965,818 shares at an average price of $27.72 per share through September 22, 2006. The Company intends to make further share repurchases from time to time as market conditions warrant.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for us on December 29, 2007 (the first day of the Company’s 2008 fiscal year). We do not believe that this statement will have a material impact on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” that requires public companies to utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently assessing the impact of SAB No. 108 but do not expect that it will have a material effect on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 22, 2006.

Based upon the average variable interest rate debt outstanding during the first nine months of 2006, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.9 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 22, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information (exclusive of the last paragraph of Note 5) is incorporated by reference herein.

Our subsidiary, Pacer Global Logistics, Inc., through its Supply Chain Service Division (“PGL”), was party to a Logistics Services Agreement with Del Monte Corporation (“Del Monte”) dated March 4, 2005. On February 13, 2006, PGL served a notice of dispute on Del Monte initiating the agreement’s mandatory dispute resolution process with respect to PGL’s right to terminate the agreement due to Del Monte’s material breach and failure to perform its contractual responsibilities under the agreement. On February 17, 2006, PGL served a second notice of dispute on Del Monte initiating the contractual dispute resolution process with respect to PGL’s claim for payment from Del Monte under the agreement of certain transportation costs incurred and paid by PGL to provide truckload service for Del Monte and for monetary damages for Del Monte’s material breach and failure to perform its contractual responsibilities. On February 15, 2006, without first following the agreement’s mandated dispute resolution procedures as required by the contract, Del Monte filed a notice of arbitration with the American Arbitration Association (“AAA”) seeking a determination that it owes PGL no additional payments under the agreement and seeking damages from PGL in the amount of $40,000,000 for PGL’s alleged breach of contract. Del Monte’s notice of arbitration did not articulate any basis for its claim that PGL breached the agreement or for its claim of $40,000,000 in damages.

By March 31, 2006, PGL had exhausted the agreement’s dispute resolution procedures with respect to its two notices of dispute that it had served on Del Monte, and had elected to arbitrate those disputes by commencing proceedings with the AAA as provided in the agreement. In late March 2006, Del Monte informed PGL that Del Monte would cease using PGL for third party logistics services under the agreement effective May 2006. PGL continues to provide rail brokerage and highway brokerage services to Del Monte under separate contracts. The separate arbitration cases have been consolidated into a single case, a procedural schedule has been established, and during the third quarter of 2006 discovery was substantially completed. Del Monte has also reduced its claimed damages for PGL’s alleged breach from the original $40 million to $11.4 million. PGL intends to vigorously defend the claims advanced by Del Monte and to pursue its claims for Del Monte’s breach of contract and for money damages and moneys due and owing from Del Monte.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock:

Issuer Purchases of Equity Securities

Period 1/	Total Number of Shares Purchased 2/	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 3/	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 3/
Month No. 1 (July 1, 2006 - July 28, 2006)	258,666	$29.75	258,666	$51.2 million
Month No. 2 (July 29, 2006 - August 25, 2006)	473,241	$27.02	473,241	$38.4 million
Month No. 3 (August 26, 2006 - Sept. 22, 2006)	196,213	$26.43	196,213	$33.2 million

Total	928,120	$27.66	928,120	$33.2 million

1/	Represents the Company’s fiscal months.

2/	All purchases were made pursuant to a publicly announced plan and were open-market transactions.

3/	On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock. The authorization expires on June 15, 2008. The Company intends to make further share repurchases from time to time as market conditions warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date:	October 26, 2006	By:	/s/ D.C. Orris
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2006	By:	/s/ L.C. Yarberry
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