Form 10-K
period 2006-12-29
PACER INTERNATIONAL INC
filed 2007-02-21
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-49828

PACER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-0935669
(State or other jurisdiction	(I.R.S. employer
of organization)	identification no.)

2300 Clayton Road, Suite 1200

Concord, CA 94520

Telephone Number (887) 917-2237

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par Value $0.01	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes            No    ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☒                     Accelerated filer                         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes            No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,208,682,814 at June 30, 2006 (based on the NASDAQ National Market closing price on that date). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

On February 10, 2007, the registrant had 37,164,047 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the 2007 annual meeting of shareholders to be held on May 3, 2007, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 29, 2006, have been incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

General Information

In this Annual Report on Form 10-K, “our company,” “Pacer International,” “we,” “us” and “our” refer to Pacer International, Inc. and its consolidated subsidiaries, and “Pacer Logistics” refers to our former subsidiary Pacer Logistics, Inc., which merged into Pacer International, Inc. on May 31, 2003. Our business that provides intermodal equipment and arranges rail transportation is an unincorporated division of Pacer International operating under the name Pacer Stacktrain and is referred to as “Stacktrain” or “Pacer Stacktrain” in this Annual Report on Form 10-K. References to our intermodal segment operations include our Stacktrain operations, our local cartage operations (also referred to as local trucking and drayage) conducted through our subsidiary Pacer Cartage, Inc., and our intermodal marketing operations (also referred to as rail brokerage) conducted through our subsidiary Pacer Global Logistics, Inc. References to our logistics segment operations include our highway brokerage, truck services, international freight forwarding, supply chain management services and warehousing and distribution services. Our highway brokerage and supply chain management services are conducted through our subsidiary Pacer Global Logistics, Inc.; our warehousing and distribution services are conducted through our subsidiaries Pacer Distribution Services, Inc. and PDS Trucking, Inc.; our international freight forwarding operations are conducted through our subsidiaries RF International, Ltd. and Ocean World Lines, Inc.; and our truck services operations are conducted through our subsidiaries Pacific Motor Transport Company Inc. (d/b/a Pacer Transport), S&H Transport, Inc. and S&H Leasing, Inc. Statements in this Annual Report on Form 10-K as to our size or position relative to our competitors are based on revenues.

Special Note Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

Part I.

ITEM 1. BUSINESS

Overview

We are a leading non-asset based North American logistics provider. Within North America, we are one of the largest intermodal marketing companies, which facilitate the movement of freight by trailer or container using two or more modes of transportation. We focus our business on our core intermodal product, with intermodal sales representing approximately 80% of our total revenues. We believe that our competitive advantages include: the ability to pass volume rate savings and economies of scale to our customers; a significant opportunity to cross-sell services to existing customers; the flexibility to tailor services to our customers’ needs in rapidly changing freight markets; and the ability to provide reliable and consistent services. Using our proprietary information systems, we provide logistics services to numerous Fortune 500 and multi-national companies, including Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Toyota and Whirlpool, which together represented approximately 19% of our revenues for the fiscal year ended December 29, 2006, as well as numerous middle-market companies. We utilize a non-asset based strategy in which we seek to limit our investment in equipment and facilities and reduce working capital requirements through arrangements with transportation carriers and equipment providers. This strategy provides us with access to freight terminals and facilities and control over transportation-related equipment without owning assets.

We believe our non-asset based strategy results in reduced working capital requirements, as compared to those of asset-based transportation providers. In our intermodal segment, our contractual arrangements with our underlying rail carriers and local trucking or drayage companies do not require us to pay for rail or truck transportation services that are not needed to service our customers’ shipping needs. In our logistics segment, our contractual arrangements with truck carriers and equipment providers also do not require us to purchase or pay for carrier services or for equipment usage or availability that are not required to service our customers’ shipping needs. We believe that this is customary in the non-asset based highway brokerage industries in which our logistics segment competes. Also, our trucking services units utilize independent owner-operators, who own and operate their equipment, to provide truck transportation for our customers, and our agreements with these owner-operators do not require us to pay for truck services or for equipment usage or availability that are not actually used to transport our customers’ goods. We believe that our non-asset based competitors in the trucking services sector utilize a similar model.

Available Information

We file or furnish with or to the Securities and Exchange Commission (“SEC”) our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to shareholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.pacer-international.com, as soon as reasonably practical after we electronically file or furnish such material with or to the SEC. Information contained on our website is not part of this Annual Report on Form 10-K or of any registration statement that incorporates this Annual Report on Form 10-K by reference.

Our Service Offerings

We provide our transportation services from two operating segments, our intermodal segment, which provides services principally to transportation intermediaries, beneficial cargo owners and international shipping companies who utilize intermodal transportation, and our logistics segment, which provides services principally to end-user customers for non-intermodal transportation and related services. Effective on October 31, 2006, we transferred our rail brokerage operations from the logistics segment (previously referred to as the retail segment) to the intermodal segment (previously referred to as the wholesale segment) and reorganized management around our core intermodal product. The new intermodal segment consists of our Pacer Stacktrain, including its new door-to-door PacerDirect product, Pacer Cartage and Rail Brokerage operations. Both segments have separate management teams and offer different but related products and services. Information about our segments, including revenues, income from operations, total assets and geographic information is included in Note 7 to the notes to consolidated financial statements included in this report. All financial information contained in this Annual Report on Form 10-K relating to periods prior to October 31, 2006 have been reclassified to conform to the new segment presentation. The reclassification had no effect on consolidated income from operations or net income. We believe that this new combination of business units within our intermodal and logistics segments and their ability to provide our customers with a comprehensive portfolio of services presents opportunities for enhanced growth and operational synergies.

Intermodal Services

Stacktrain

Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which nearly always include a rail and truck segment. Our use of the doublestack method, consisting of the movement of cargo containers stacked two high on special railcars, significantly improves the efficiency of our service by increasing capacity at low incremental cost without sacrificing quality of service. We are a major non-railroad provider of intermodal rail service in North America. We sell intermodal service primarily to intermodal marketing companies, truck brokerage companies, truckload carriers, large automotive intermediaries and international shipping companies, as well as to our own wholly-owned internal intermodal marketing company. We compete primarily with rail carriers and other rail equipment and service providers offering intermodal service and with over-the-road full truckload carriers.

Through long-term contracts and other operating arrangements with North American railroads, including Union Pacific, Burlington Northern Santa Fe, CSX, KCSM in Mexico, and Canadian National Railroad, we have access to over a 52,000-mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. These contracts and arrangements provide for, among other things, competitive rates, minimum service standards, capacity assurances, priority handling and the utilization of nationwide terminal facilities.

We maintain an extensive fleet of doublestack railcars, containers and chassis, substantially all of which are leased. As of December 29, 2006, our equipment fleet consisted of 1,854 doublestack railcars, 28,558 containers and 31,565 chassis (steel frames with rubber tires used to transport containers over the highway). In addition, through arrangements with APL Limited and other shipping companies, we provide customers with access to a large fleet of smaller International Standards Organization (“ISO”) international containers, allowing us to provide additional transportation capacity using these containers as they are being repositioned from destinations within North America back to the West Coast. Our fleet, combined with ocean shipping companies ISO containers, makes us a major provider of capacity in all container sizes.

The size of our leased and owned equipment fleet (as well as the smaller ISO international container westbound fleet), the frequent departures available to us through our rail contracts and the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements, which we believe gives us an advantage in attaining at a competitive price the responsiveness and reliability required by our customers. In addition, our access to information technology enables us to continuously track containers, chassis and railcars throughout our transportation network. Through our equipment fleet and arrangements with rail carriers, we can control the equipment used in our intermodal operations and employ full-time personnel on-site at many terminals to ensure close coordination of the services provided at these facilities.

In 2005, we began testing a new door-to-door transportation service offering called PacerDirect with several intermodal marketing companies, including our own wholly-owned intermodal marketing company. PacerDirect uses the resources of our Pacer Cartage, Rail Brokerage and Pacer Stacktrain operations to provide improved one touch, door-to-door transportation service to intermodal marketing companies, truck brokers, truckload carriers and other transportation intermediaries. During 2006, we continued the development of this door-to-door product moving beyond the test phase to an initial launch phase which added additional customers and lanes. The full U.S. commercial launch of PacerDirect service is planned for the latter part of 2007.

Rail Brokerage

We arrange for and optimize the movement of our customers’ freight in containers and trailers throughout North America using truck and rail transportation. We arrange for a container or trailer shipment to be picked up at origin by truck (using either our cartage services or other truck carriers directly) and transported to a site for loading onto a train. The shipment is then transported via railroad (using either our Stacktrain services or rail carriers directly) to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be transported by truck (using either our cartage services or other truck carriers directly) to the final destination. We provide customized electronic tracking and analysis of charges, and our own negotiated rail, truck and intermodal rates, and we determine the optimal routes. We also track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. Our rail brokerage operations are based in Pasadena (California), Rutherford (New Jersey), Dublin and Dayton (Ohio), Lincolnton (Georgia), Jacksonville (Florida), Toronto (Canada) and Mexico City (Mexico). Our experienced transportation personnel are responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

Through our rail brokerage operations, we assist the railroads and our Pacer Stacktrain operation in balancing freight resulting in improved asset utilization. In addition, we serve our customers by passing on economies of scale that we achieve as a volume buyer from railroads, trucking companies and other third party transportation providers, providing access to large equipment pools and streamlining the paperwork and logistics of an intermodal move.

Local Cartage

Our subsidiary, Pacer Cartage, Inc., provides local cartage largely in and around major U.S. cities, including Los Angeles, Long Beach, San Diego, Lathrop, Oakland and Sacramento (California), Dallas (Texas), Jacksonville (Florida), Chicago (Illinois), Detroit (Michigan), Columbus, Cleveland and Marysville (Ohio), Philadelphia and Harrisburg (Pennsylvania), Memphis (Tennessee), Kansas City (Kansas), Charleston (South Carolina), Seattle (Washington), Portland (Oregon), Plymouth (New Jersey) and Atlanta, Savannah and Dalton (Georgia). We contract with independent trucking contractors and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers for the interchange and use of equipment supplied by these providers. This network allows us to supply the local transportation requirements across the country of shippers, ocean carriers and freight forwarders.

Logistics Services

Highway Brokerage and Truck Services

Through our highway brokerage unit, which is a division of our subsidiary Pacer Global Logistics, Inc., we arrange the movement of freight in containers or trailers by truck using a nationwide network of over 3,000 independent trucking companies. By utilizing our aggregate volumes to negotiate rates, we are able to provide quality service at attractive prices. We provide highway brokerage services throughout North America through our customer service centers in Livermore (California), Dallas (Texas), Chicago (Illinois), Phoenix (Arizona), Conyers (Georgia), Rutherford (New Jersey), and Dublin (Ohio). We manage all aspects of these services for our customers, including selecting qualified carriers, negotiating rates, tracking shipments, billing and resolving difficulties.

Our separate truck services unit, Pacer Transport, provides dry van and flatbed and specialized heavy-haul trucking services on behalf of our customers. We provide these trucking services through independent agents and contractors who operate approximately 650 trucks equipped with van, flatbed and heavy-haul trailers.

We believe that our ability to provide a range of trucking services through our separate highway brokerage and truck services units and our local cartage operations provides a competitive advantage as companies increasingly seek to outsource their transportation and logistics needs to companies that can manage multiple transportation requirements.

International Freight Forwarding Services

As an international freight forwarder, our subsidiary, RF International, Ltd., provides freight forwarding services that involve transportation of freight into or out of the United States. As a non-vessel operating common carrier (or indirect ocean carrier) and customs broker, we manage international shipping for our customers and provide or connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 1,000 clients internationally through 8 offices and approximately 100 agents worldwide.

As a non-vessel operating common carrier (or indirect ocean carrier), our subsidiary, Ocean World Lines, Inc., arranges transportation of our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and arrange transportation to the final destination. At the destination port, acting directly or through our agent, we deliver the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers generally require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period. The aggregate amount of such damages that we have been required to pay in the past has not been material, however, and management believes that such contract terms will not have a material adverse effect on our operating results in the future.

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

Warehousing and Distribution

Our warehousing and distribution unit, Pacer Distribution Services, Inc., primarily specializes in “import logistics,” or servicing the needs of importers looking to move their goods in a timely and efficient manner, either directly to a retailer or to an inland distribution point. To accomplish this objective and deliver superior service to our import customers, we operate multiple facilities in the Los Angeles area that occupy more than 800,000 square feet. All of these facilities are located within 18 miles of the Southern California ports, making possible a timely and efficient flow of ocean containers to and from our warehouses. To further boost the quality of service and expedite the delivery of ocean freight, our subsidiary PDS Trucking, Inc. also manages a trucking fleet of 125 owner-operators, many of whom service the Southern California ports on a daily basis. To help our customers reduce their import costs, we have extended the hours of operation of our harbor trucking fleet to take maximum advantage of the program implemented by the Ports of Los Angeles and Long Beach to encourage the movement of cargo at night and on weekends to reduce truck traffic during peak daytime hours.

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

Supply Chain Management

We use the information from our advanced information system to provide consulting and supply chain management services to our customers. These specialized services, offered through our subsidiary, Pacer Global Logistics, Inc., allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their materials and inventory throughout their supply chains and the distribution of finished goods to the end user. We provide infrastructure and equipment, integrated with our customers’ existing systems, to handle distribution planning, just-in-time delivery and automated ordering. We also manage warehouses, distribution centers and other facilities for selected customers and consult on identifying bottlenecks in our customers’ supply chains by analyzing freight patterns and costs, optimizing facility locations and developing internal policies and procedures. We leverage these capabilities to drive additional volume to our other service offerings.

Information Technology

Our information technology systems have a scalable architecture that provides a technology migration path which can grow with our business. The systems are designed for electronic interchange of data between our customers and us and an Internet-based connectivity that allows customization and integration to meet our customers’ needs. This interconnection allows us to communicate directly with our customers and transportation service providers. Our systems monitor and track shipments through the transportation life cycle and across various transportation modes; providing timely visibility regarding shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can alert our customers and other supply chain participants to optimize customer planning activities and to minimize the impact of any problems. Our systems also manage transit times, rates, availability and logistics activity of our transportation service providers, enabling us to plan and execute transactions and freight movements more reliably, efficiently and cost effectively. By monitoring and tracking all containers, chassis and railcars throughout our network, we can identify their location and availability and provide increased equipment utilization and balanced freight flows.

Our systems also have the capability to analyze our customers’ usage patterns and needs in an effort to resolve performance bottlenecks, determine optimal distribution locations and identify areas for cost savings throughout their supply chains. We can also prepare and distribute customized reports detailing shipping patterns, volumes, reliability, timeliness and overall transportation costs. We can generate management reports to meet federal highway authority requirements and perform accounting and billing functions. Our technology efforts are continually focused on reducing customer service response time, enhancing the customer service profile database and expanding the number of customers and service providers with which we share data using electronic data interchange applications.

We manage our intermodal services with computer systems that enable continuous tracking of cargo containers, chassis and railcars throughout the intermodal system. These systems provide us with performance, utilization and profitability indicators for our intermodal business. Pursuant to a long-term information technology services agreement, APL Limited provides us with the computers, software and other information technology services necessary for the operation of and accounting for our Stacktrain business. We paid an annual fee of $10.4 million in 2006 to APL Limited under this agreement (of which $3.4 million has been subject to a 3% compounded annual increase since May 2003). This agreement with APL Limited has a term expiring in May 2019.

Customers

We currently provide logistics and transportation services on a nationwide basis to retailers, manufacturers, and other companies, including a number of Fortune 500 and multi-national companies such as Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Toyota and Whirlpool, which together represented approximately 19% of our 2006 revenues, as well as numerous middle market companies. Other important customers include The Scotts Company, Shaw Industries, and Sysco. We have served many of our customers for over 15 years.

Our sales and customer service organizations, supported by our centralized pricing and logistics management systems, market our intermodal services primarily to intermodal marketing companies. We also market our intermodal services to truck brokers, truckload carriers, the automotive industry and ocean carriers. Through our sales network, and the sales networks of the intermodal marketing companies to which we sell intermodal services, we provide transportation services to more than 5,000 domestic and international shippers.

For the fiscal year ended December 29, 2006, one customer contributed 10.3% of our consolidated revenues. For the fiscal years ended December 30, 2005 and December 31, 2004, there was no single customer that contributed more than 10% of our consolidated revenues.

Sales and Marketing

As of December 29, 2006, our Pacer Stacktrain and Pacer Cartage intermodal services were marketed by over 50 sales and customer service representatives. These representatives operate through seven regional and district sales offices and three regional customer service centers that are situated in the major shipping locations across North America. The sales representatives are directly responsible for managing the business relationships with our customers such as intermodal marketing companies, logistics companies, truck brokers, truckload carriers and steamship lines, as well as supporting joint selling efforts directed at the beneficial owner of the freight. In effect, our relationship with the sales force of our various customers enables us to market our intermodal services and directly and indirectly access shippers in major metropolitan areas throughout North America. The customer service representatives are responsible for supporting existing customers and sales representatives by providing cargo tracking services, resolving problems and processing customer inquiries. Our intermodal efforts include a dedicated marketing function that drives our product development, strategic and tactical pricing, yield improvement, branding efforts and marketing communications.

As of December 29, 2006, our logistics marketing and sales operations included over 50 direct sales people and agents. All of our sales people are supported by regional sales offices and sales managers located in Livermore (California), Dublin (Ohio), Memphis (Tennessee), Dallas (Texas) and Rutherford (New Jersey). Our direct sales representatives are deployed in major business centers throughout the country and target mid-size to large customers. In early 2006, we further segmented this sales organization into National Account and Regional Account teams. Our national network of commissioned sales agents provides additional geographic coverage and contributes additional business enabling us to achieve volume discounts and balance traffic flows. Compensation for our salaried sales forces is driven by volume growth for our intermodal and over-the-road truckload business. Compensation for our commissioned agents is driven by margin. Our direct sales force, in particular, is trained and encouraged to sell the entire Pacer product portfolio to their customers. Each line of business has product specialists to support the general line sales force on specific cross-selling opportunities.

In addition to our domestic sales force, we also have an extensive international network of sales and customer service representatives located in 8 offices and approximately 100 agents worldwide.

Development of Our Company

We commenced operations as an independent, stand-alone company upon our recapitalization in May 1999. From 1984 until our recapitalization, our Stacktrain business was conducted by various entities owned directly or indirectly by APL Limited.

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

In 2000, we acquired four companies that complemented our business operations and expanded our geographic reach and service offerings for intermodal marketing, highway brokerage, international freight forwarding and other logistics services. In 2001, we integrated our intermodal marketing, highway brokerage and supply chain services business operations into our Pacer Global Logistics, Inc. subsidiary.

In June 2002, we completed our initial public offering of common stock, and used the net proceeds to repay a significant portion of our outstanding long-term debt. During June and July 2003, we completed the refinancing of our credit facilities, including the early redemption of $150 million of 11.75% senior subordinated notes originally issued in connection with our May 1999 recapitalization. In August 2003, we completed an underwritten secondary public offering of common stock on behalf of a number of selling stockholders; no new shares were issued and we received no proceeds from this offering. In November 2003 and April 2005, we completed repricings of our credit facility, and in September 2005, we completed an amendment to our credit facility allowing for, among other things, an increase in the cash dividends that can be paid.

On January 7, 2004, we filed with the SEC a “shelf” registration statement, providing for the issuance by the Company of up to $150 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by a number of selling stockholders of 8,702,893 shares of common stock. In offerings under the registration statement in April and November 2004, all 8,702,893 shares of common stock of the selling stockholders were sold with no new shares issued or proceeds received by the Company. Upon completion of the offerings, Apollo Management and its affiliated entities no longer owned any shares of our common stock. There are currently no arrangements in place for the Company to issue any additional securities.

Suppliers

Railroads

We have long-term contracts with our primary rail carriers, Union Pacific, CSX, and KCSM in Mexico, and we maintain other operating arrangements with the other North American railroads, including Burlington Northern Santa Fe Railroad and Canadian National Railroad. These contracts and arrangements generally provide for access to terminals controlled by the railroads as well as support services related to our Stacktrain operations. Through these contracts and arrangements, our intermodal business has established an extensive North American rail transportation network. Our rail brokerage business also maintains contracts with the railroads that govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments. These contracts are typically of short duration, usually twelve-month terms, and subject to regular renewal or extension. We maintain close working relationships with all of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships. The long-term rail contracts with Union Pacific and CSX represent a majority of our Stacktrain unit’s cost of purchased transportation, while other business with Union Pacific and CSX is covered by shorter-term commercial arrangements. Business with other railroads, including the Burlington Northern Santa Fe, Canadian National Railroad and KCSM, constituted approximately 6.9% of our Stacktrain unit’s cost of purchased transportation in 2006.

Through our contracts and arrangements with these rail carriers, we have access to a 52,000 mile rail network throughout North America. Our rail contracts and arrangements generally require the rail carriers to perform point-to-point linehaul transportation and terminal services for us. Pursuant to the service provisions, the rail carriers provide transportation of our intermodal equipment across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts and arrangements generally establish per container rates for Stacktrain shipments made on the rail carriers’ transportation networks, and the long-term contracts typically provide that we are obligated to transport a specified percentage of our total Stacktrain shipments with each of the rail carriers (subject to the rail carrier’s achievement of certain service performance standards). The terms of our rail contracts and arrangements, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract or arrangement, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers’ costs to provide rail service. Based upon these provisions, and the volume of freight that we ship with each of the rail carriers, we believe that we enjoy competitive transportation rates for our Stacktrain shipments.

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

Local Trucking Companies

To support our intermodal operations, we have established a good working relationship with a large network of local truckers in many major urban centers throughout the United States. The quality of these relationships helps ensure reliable pickups and deliveries, which is a major differentiating factor among intermodal marketing companies. Our strategy has been to concentrate business with a select group of local truckers in a particular urban area, which increases our economic value to the local truckers and in turn raises the quality of service that we receive from them.

Equipment

Our intermodal equipment fleet consists of a large number of double stack railcars, containers and chassis that are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 83% of our chassis and approximately 90% of our doublestack railcars.

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

As of December 29, 2006, our Stacktrain equipment fleet consisted of the following:

	Owned	Leased	Total

Containers
48’ Containers	18	5,621	5,639
53’ Containers	4	22,915	22,919

Total	22	28,536	28,558

Chassis
20’and 40’ Chassis	-	2,449	2,449
48’ Chassis	5,375	3,403	8,778
53’ Chassis	100	20,238	20,338

Total	5,475	26,090	31,565

Doublestack Railcars	203	1,651	1,854

During 2006, we received 2,360 53-ft. leased containers and 4,552 53-ft. and 40-ft. leased chassis, and we returned 2,033 primarily 48-ft leased containers and 1,684 primarily 48-ft. and 40-ft. leased chassis. During 2006, four railcars were destroyed.

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

We also own or lease a limited amount of equipment to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent trucking companies and contractors that own and operate their own equipment.

Risk Management and Insurance

In our rail and highway brokerage operations, we typically require all motor carriers to which we tender freight to carry at least $1,000,000 in truckers’ commercial automobile liability insurance and $100,000 in cargo insurance. Many carriers provide insurance exceeding these minimums. Railroads, which are generally self-insured, provide limited common carrier liability protection, generally up to $250,000 per container. We maintain an all-risk form of cargo insurance to protect us against cargo damage claims that may not be recoverable from the responsible carriers or their insurers.

In our operations as an authorized carrier or warehouseman, we maintain legal liability insurance to protect us against catastrophic claims arising from damage or loss to freight in transit or warehouse storage. We also maintain property damage insurance to protect us against damage to our railcars and intermodal equipment.

Our terms of carriage on international and ocean shipments limit our liability consistent with industry standards. We offer our freight forwarding customers the option to purchase cargo insurance for their shipments.

We also purchase insurance policies for commercial automobile liability, truckers’ commercial automobile liability, commercial general liability, employers liability, and umbrella and excess umbrella liability, with a total insurance limit of $50 million. Our historical self-retained (deductible) levels vary based on claim frequency, severity and timing factors. Our current deductible level per occurrence for commercial automobile liability is $100,000. Our current deductible level per occurrence for truckers’ commercial automobile liability is $1,000,000. Our current deductible level per occurrence for commercial general liability is $1,000,000. Our current workers compensation and employers liability deductible is $150,000 per incident. Our current deductible per occurrence for freight damage as an authorized carrier or warehouseman is $250,000, with the exception of our cartage operations which carry a $10,000 deductible.

Relationship with APL Limited

We are a party to a long-term agreement with APL Limited involving domestic transportation of APL Limited’s international freight by our Stacktrain operation. The majority of APL Limited’s imports to the United States are transported by rail from ports on the West Coast to population centers in the Midwest and Northeast. Domestic intermodal freight that originates in the United States, however, moves predominantly westbound from eastern and Midwestern production centers to consumption centers on the West Coast. Combining the typical westbound freight movement with the predominantly eastbound APL Limited freight movement allows us to achieve higher train-set utilization (loads per train) and higher eastbound/westbound volumes, thereby improving our bargaining position with the railroads regarding contract terms. We also provide APL Limited with equipment repositioning services through which we transport APL Limited’s empty containers from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other customers, we receive compensation from both APL Limited for our repositioning service on a cost reimbursement basis and from the other customers for the shipment of their freight.

APL Limited also supplies us with computer software and other information technology services for our Stacktrain business. See “Information Technology,” above.

Business Cycle

The transportation industry has historically performed cyclically as a result of economic recession, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors, many of which are beyond our control. Because we offer a variety of transportation modes and, we believe, an economical intermodal product, we generally retain shipping volumes and benefit from increased use of our Stacktrain services at the expense of long-haul trucking competitors during down business cycles. In periods of strong economic growth, demand for limited transportation resources can result in increased rail network congestion and resulting operating inefficiencies. Although rail service deterioration increases our costs and may slow demand, we believe that our personnel on-site at many terminals, extensive equipment fleet and customer service capabilities enable us to provide comparatively better service than others affected by rail service deterioration and thereby to retain shipping volumes. We also participate during periods of business expansion when speed of service to fill inventories increases in importance.

Competition

The transportation services industry is highly competitive. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads. Our logistics business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, freight forwarders and private shipping departments. We also compete with transportation services companies for the services of independent commissioned agents, and with trucklines for the services of independent contractors and drivers. Competition in our intermodal and logistics business is based primarily on freight rates, quality of service, such as damage-free shipments, on-time delivery and consistent transit times, reliable pickup and delivery and scope of operations. Our major competitors include Burlington Northern Santa Fe, Union Pacific, CSX Intermodal and J.B. Hunt Transport. Other competitors include C.H. Robinson, Exel, Hub Group, Alliance Shippers, and the supply chain solutions divisions of Ryder and Menlo Worldwide. Some of these competitors, such as C.H. Robinson, Expeditors International, Burlington Northern Santa Fe and Union Pacific, have significantly larger operations, revenues and resources than we have.

Employees

As of December 29, 2006, we had a total of 1,574 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

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

Our highway brokerage operations are licensed by the U.S. Department of Transportation, or “DOT,” as a national freight broker in arranging for the transportation of general commodities by motor vehicle. The DOT prescribes qualifications for acting as a national freight broker, including surety bonding requirements. Our truck services and local cartage operations provide motor carrier transportation services that require registration with the DOT and compliance with economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of state vehicle registration and licensing requirements. We and the carriers upon which we rely are also subject to various federal and state safety and environmental regulations. Although compliance with regulations governing licenses in these areas has not had a material adverse effect on our consolidated results of operations, financial condition or cash flows in the past, there can be no assurance that these regulations or changes in these regulations will not adversely affect our consolidated results of operations, financial condition or cash flows in the future. Violations of these regulations could also subject us to fines or, in the event of serious violations, suspension or revocation of operating authority as well as increased claims liability.

Intermodal operations like ours were exempted from virtually all active regulatory supervision by the U.S. Interstate Commerce Commission, predecessor to the regulatory responsibilities now held by the U.S. Surface Transportation Board. Such exemption is revocable by the Surface Transportation Board, but the standards for revocation of regulatory exemptions issued by the Interstate Commerce Commission or Surface Transportation Board are high. While that exemption remains in place, the DOT issued proposed regulations in December 2006 that would make intermodal equipment providers like our Stacktrain division subject to the Federal Motor Carrier Safety Regulations for the first time. This proposed regulation would, among other requirements, obligate Stacktrain to register and file with the Federal Motor Carrier Safety Administration an Intermodal Equipment Provider Report, establish a systematic inspection, repair and maintenance program on its chassis and maintain documentation of the program. We are currently reviewing the proposed regulation and evaluating the operational impact if these proposed regulations were to go into effect.

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we expect such disputes to continue to arise from time to time in the future. We are currently involved in certain legal proceedings as discussed in “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 6. – Commitments and Contingencies” to our consolidated financial statements included in this report. Based on currently available information and advice of counsel, we believe that we have meritorious defenses to the claims against us, and that none of these items will have a material adverse impact on our consolidated financial position, results of operations or cash flows. Our present assessment of these claims could change, however, based on new information and future events. In addition, even if successful, our defense against certain actions could be costly and could divert the time and resources of our management and staff.

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our capital expenditures, consolidated results of operations or competitive position as a result of our efforts to comply with environmental requirements, nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2007 or 2008. However, future changes in environmental regulations or liabilities from newly discovered environmental conditions could have a material adverse effect on our business, competitive position, consolidated results of operations, financial condition or cash flows.

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

We are dependent upon transportation equipment such as chassis and containers and rail, truck and ocean transportation services provided by independent third parties. We, along with competitors in our industry, have experienced equipment and capacity shortages in the past, particularly during peak shipping season in October and November. We also depend upon the rail carriers to provide sufficient rail slots on the train to transport our containers and access to the rail terminal for the delivery of our containers for shipment. From time to time, as with other users of Union Pacific’s rail service, we have not been able to obtain sufficient gate reservations for all containers to be shipped on a particular day and have had to wait for the gate reservation necessary to allow the container to enter the rail terminal and to be loaded on the train. If we cannot secure sufficient transportation equipment, capacity or services from these third parties to meet our customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other providers on a temporary or permanent basis, which could materially adversely affect our business, consolidated results of operations and financial condition.

Likewise, the intermodal industry is facing excess demand for the current rail network size that is causing network congestion and service delays and allowing rail carriers to implement rate increases. In addition, the trucking industry, including the local drayage community, is facing an ongoing shortage of drivers. This shortage may cause our motor transportation suppliers to increase drivers’ compensation, thereby increasing our cost of providing motor transportation, including the local cartage portion of an intermodal move, to our customers. Driver shortages and tight rail capacity could adversely impact our profitability and limit our ability to expand our intermodal and highway service offerings.

Service instability in the intermodal industry could increase costs and decrease demand for our intermodal services.

We depend on the major railroads in the United States for substantially all of the intermodal transportation services that we provide. In many markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads we use is likely to increase the cost of the rail-based services that we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. During the past 3 years, high demand for rail transportation, train resource shortages, severe weather and operating inefficiencies have resulted in increased transit times, terminal congestion and decreased equipment velocity. Rail carrier efforts over the past years to improve rail service did not seem to generate the expected improvements. Only recently in 2006 have we seen some progress in the reduction of transit times. While we believe that our customer service capabilities, extensive equipment fleet and network of personnel on-site at many terminals enables us to lessen the impact to our intermodal customers of these service disruptions, rail service issues increase our costs and create a challenging operating environment. To the extent that we operate on rail carriers that experience poor service performance, demand for our intermodal services may be adversely affected. In addition, customers may switch to alternate providers to avoid intermodal transportation delays. Although we have not been adversely affected by past service disruptions resulting from rail industry consolidation and rail network congestion, we could be substantially affected by such service disruptions in the future.

Changes in freight rates, as a result of competition in our industry and pricing strategies of our transportation suppliers, could adversely affect our business and results of operations.

The transportation services industry is highly competitive. Our logistics businesses compete primarily against other domestic non-asset based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered by railroads and other providers. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to withstand better an economic downturn, reduce their prices more easily than we can or expand or enhance the marketing of their products. There are a number of large companies competing in one or more segments of our industry, although the number of companies with a North American network that offer a full complement of logistics services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers are increasingly soliciting competitive bids for transportation services from a number of competitors, including competitors that are larger than we are. We also face competition from Internet-based freight exchanges, or electronic bid environments, that provide an online marketplace for buying and selling supply chain services.

Historically, competition has created downward pressure on freight rates. In the past, we have experienced downward pressure in the pricing of our intermodal and logistics services that has affected our revenues and operating results. In particular, our intermodal segment has offered lower rates to its customers to match lower rates offered by our railroad competitors in the intermodal business. Rate reductions by truckload carriers may also exert downward pressures on intermodal rates. Such rate reductions could adversely affect the yields of our intermodal product.

Rate increases, particularly when taken by our railroad and highway transportation suppliers, may also have an adverse impact if our brokerage operations are unable to obtain commensurate price increases from our customers. For example, during 2005, due to increased demand, all the major rail carriers instituted price increases. Price increases were also taken in 2006. Although the application of rate increases to a portion of our Stacktrain business is limited by our long-term rail contracts, such increases have resulted in higher costs to some of our Stacktrain business and to our rail brokerage operation that we have not been able to fully pass on as quickly as the increases are implemented by the rail carriers. While our Stacktrain operation may benefit from the intermodal rate increases, such rate increases may have the impact of slowing overall demand for intermodal services and thereby affect our consolidated results of operations.

Congestion, work stoppages, capacity shortages, weather related issues or other disruptions affecting the transportation network could adversely affect our operating results.

As transportation services are provided through a network of rail and trucking transportation providers, a disruption in one area or in one sector can affect the flow of traffic over the entire network. In addition, our business could be adversely affected by labor disputes between the railroads and their union employees; since February 2006 negotiations have been in progress between the railroads and rail unions for new collective bargaining agreements to replace the existing contracts which expire at various times over the next twelve months. Our business could also be adversely affected by a work stoppage affecting providers of local trucking services to and from rail terminals. For example, during 2004, independent owner-operators providing local drayage services in parts of California refused to transport shipments to and from the rail facilities, leading to terminal congestion and a Union Pacific embargo on shipments to Northern California destinations which adversely affected our consolidated results of operations in the second quarter of 2004. We have also experienced service disruptions due to other conditions, such as hurricanes, flooding and other adverse weather conditions, that hinder the railroads’ and local trucking companies’ ability to provide transportation services and negatively impact our operating results.

Work stoppages affecting seaports may also adversely impact our operations as we experienced in the second half of 2002 when West Coast ports were shut down as a result of a labor dispute with the longshoremen who offload freight that we subsequently transport. Third party international loadings, container repositioning revenue and railcar utilization revenues from our intermodal segment were adversely impacted during the port shutdown. The shutdown also impacted our local cartage and harbor drayage on the West Coast with lower volumes and our international freight forwarding operations with reduced ship sailings. Other work stoppages, slowdowns or other disruptions, such as those that could result from an act of terrorism or war, are beyond our control and could adversely affect our operating income and cash flows in both our intermodal and logistics segments, particularly if they have a material effect on major railroad interchange facilities or areas through which significant amounts of our rail shipments pass, such as the Los Angeles and Chicago gateways.

If we fail to develop, integrate, upgrade or replace our information technology systems, we may lose orders and customers or incur costs beyond our expectations.

Increasingly, we compete for customers based upon the flexibility and sophistication of the information technologies that support our current services or any new services that we may introduce. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or our customers’ inability to access or interact with our website and other systems could significantly disrupt our operations, prevent our customers from placing orders, or cause us to lose orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future freight volumes will decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information systems from their supply chain management service providers. If we fail to hire qualified personnel to implement and maintain our information technology systems or fail to upgrade or replace our information technology systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose orders and customers which could adversely affect our business.

Our revenues could be reduced by the loss of major customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2006, Union Pacific affiliate(s) accounted for approximately 10.3% of our revenues and our 10 largest customers accounted for approximately 42.2% of our revenues. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business and prospects. For example, during 2005, we completed the transition of one of our highway brokerage customers to another service provider, reducing revenues by approximately $128 million in our logistics segment. The impact of this loss on consolidated income from operations was significantly less, however, due to the low margins provided by this customer.

Ongoing insurance and claims expenses could adversely affect our earnings.

We are exposed to claims related to property damage, personal injury, cargo loss and damage and workers’ compensation. We carry significant insurance with third party insurance carriers. The cost of such insurance has increased over the past five years, reflecting our operational growth, the insurance environment in our industry and our claim experience. We have maintained self-retained (deductible) levels for our public liability risk exposures to optimize cost efficiency, reflecting our increasing operating volume and claim experience. Our current deductible per occurrence for commercial automobile liability is $100,000. Our current deductible level for truckers’ commercial automobile liability is $1,000,000. Our current deductible level per occurrence for commercial general liability is $1,000,000. Our current workers compensation and employers liability deductible is $150,000 per incident. Our current deductible per occurrence for freight damage as an authorized motor carrier or warehouseman is $250,000, except for our cartage operations which carry a $10,000 deductible. We are also responsible for legal expenses within our deductible levels for liability and workers’ compensation claims. We currently reserve the estimated probable loss for incurred but not yet paid claim amounts and expenses, and regularly evaluate and adjust our claim reserves to reflect actual experience. If the ultimate results differ from our estimates, we could incur costs in excess of reserved amounts. To cover claims and expense in excess of our deductible levels, we maintain insurance with insurance companies that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.

If we have difficulty attracting and retaining agents and independent contractors, our consolidated results of operations could be adversely affected.

We rely extensively on the services of agents and independent contractors to provide our trucking services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our agents and independent contractors are good, we may not be able to maintain our relationships with them. Contracts with agents and independent contractors are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with which such agent has a direct relationship may also terminate their relationship with us. We may have difficulty replacing our agents and independent contractors with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of agents, contractors and drivers is limited, and therefore competition from other transportation service companies and trucking companies can increase the price we must pay to obtain services from agents, contractors and drivers. The industry is currently experiencing a shortage of independent contractors resulting in increased compensation expenses to us and our competitors who also rely on them. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services and to implement aggressive recruitment efforts to offset turnover. If we are unable to attract or retain agents and independent contractors or need to increase the amount paid for their services, our consolidated results of operations could be adversely affected and we could experience difficulty increasing our business volume. This adverse effect was seen in 2005 and 2006 as the cost of qualified driver acquisition and retention increased and negatively impacted our consolidated results of operations.

Our customers who are also competitors could transfer their business to their non-competitors and our suppliers who are also competitors could provide preferences to others, including their own competing operations, which in both cases would decrease our profitability.

As a result of our company operating in two distinct but related channels, we buy and sell transportation services from and to many companies with which we compete. For example, Hub Group, NYK Logistics and Alliance Shippers, three of the 10 largest customers of our Stacktrain operations, who accounted for 14% of the 2006 revenues of our intermodal segment operations, are also competitors. It is possible that these customers could transfer their business away from us to other companies with which they do not compete. The loss of one or more of these customers could have a material adverse effect on the profitability of our intermodal operations. In addition, rather than outsourcing their transportation logistics requirements to us, some of our customers could decide to provide these services internally, which could further adversely affect our business volumes and revenues.

Similarly, our Stacktrain business competes in some cases with the intermodal service offerings of our rail transportation providers and their affiliated equipment provider operations. For example, CSX Intermodal, one of our primary rail transportation providers, offers transcontinental and other services that compete with our Stacktrain services. Our rail transportation providers may provide preferences to their internal service offerings or to other customers that are not competitors. These preferences could have a material adverse effect on the profitability of our intermodal operations and on our ability to continue to provide efficient intermodal services to our customers.

We, our suppliers and our customers are subject to changes in government regulation which could result in additional costs and thereby affect our consolidated results of operations.

The transportation industry is subject to legislative and regulatory changes that can affect its economics. Although we primarily operate in the intermodal segment of the transportation industry, which has been essentially deregulated, changes in the levels of regulatory activity in the intermodal segment could potentially affect us and our suppliers and customers. Our trucking operations and those of the trucking companies and independent contractors whom we engage are subject to regulation by the DOT and various state and local agencies, which govern such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. As an example, on January 4, 2004, revised DOT hours of service regulations became effective and after further regulatory and court action, were revised effective October 1, 2005. These revised regulations reduced the amount of time that drivers can spend driving. They may also affect our ability to make timely deliveries. Since the new regulations went into effect, we have endeavored to make appropriate pricing, operational and training adjustments to address the new regulations and mitigate their impact on our consolidated results of operations. While difficult to quantify, we believe that the new rules have negatively impacted our operating results due to the slight productivity decreases experienced by our drivers. If these changes increase the amounts charged by the trucking companies and independent contractors whom we engage to provide transportation for our customers, and we cannot pass the additional costs through to our customers, our consolidated operating results could continue to be adversely affected.

Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for our transportation services or require the outlay of significant additional costs. Additional expenditures incurred by us, or by our suppliers and passed on to us, could adversely affect our consolidated results of operations. For instance, in December 2006, the DOT issued proposed regulations mandated by the Safe, Accountable, Flexible, Efficient Transportation Equity Act enacted in August 2005. The proposed regulations would regulate intermodal equipment providers like our Stacktrain division and require them to establish a systematic inspection, repair and maintenance program on chassis and to provide a means to effectively respond to driver and motor carrier reports about chassis defects and deficiencies. We are in the process of evaluating the impact of these proposed regulations and determining the potential cost and methods of compliance. While we are not able to quantify the impact at this time, we expect that compliance with these regulations, should they to go into effect without substantial revision, would likely increase our chassis maintenance and repair costs. Similarly, a recent ruling by the Surface Transportation Board found that the railroad’s practice of assessing fuel surcharges based on a percentage calculation of the base rate charged to the shipper was unreasonable. Although the ruling expressly does not apply to intermodal shipments, if the railroads change their methodology for assessing fuel surcharges on intermodal traffic to a per mile or other calculation, our Pacer Stacktrain and rail brokerage units may also change their fuel surcharge methodology. Such a change may adversely affect our revenues. Other potential effects are more difficult to quantify as we generally pass through fuel surcharges to our customers but may experience timing issues where we are unable to adjust charges to our customers to match fuel adjustments from our suppliers.

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

In addition, as a publicly-traded company, we are also affected by new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC rules and regulations and the NASDAQ Stock Market rules. Our efforts to comply with these evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. During 2004, for instance, we paid our auditors and consultants approximately $4.1 million pre-tax ($0.07 per diluted share after tax) to comply with Section 404 of the Sarbanes-Oxley Act of 2002. On-going costs of compliance in 2005 and 2006 paid to our auditors and consultants was approximately $1.8 million pre-tax ($0.03 per diluted share after tax) and $0.8 million pre-tax ($0.01 per diluted share after tax), respectively. In addition to the time and expense, these changing laws, regulations and standards impose other risks. For instance, while we have been able to determine in 2006 that our internal controls over financial reporting are effective, failure to maintain the adequacy of our internal controls over financial reporting, as such standards are modified, supplemented or amended from time to time, may prevent us and our auditors from concluding in the future that our internal controls over financial reporting are effective. Such a conclusion that our internal controls over financial reporting are not effective could adversely impact our reputation with investors and our stock price.

If we fail to comply with or lose any required licenses, governmental regulators could assess penalties against us or issue a cease and desist order against our operations which are not in compliance.

Our highway brokerage operation is licensed by the DOT as a broker in arranging for the transportation of general commodities by motor vehicle. The DOT has established requirements for acting in this capacity, including insurance and surety bond requirements. Our truck services and local cartage operations are regulated as motor carriers by the DOT and various state agencies, subjecting these operations to insurance, surety bond, safety and other regulatory requirements. Our international freight forwarding operation is licensed as an ocean transportation intermediary by the U.S. Federal Maritime Commission. The Federal Maritime Commission regulates ocean freight forwarders and non-vessel operating common carriers like us that contract for space with the actual vessel operator and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating or terminating in the United States. Non-vessel operating common carriers must publish and maintain tariffs for the movement of specified commodities into and out of the United States. The Federal Maritime Commission may enforce these regulations by instituting proceedings seeking the assessment of penalties for violations of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. Our international freight forwarding operation is also licensed, regulated and subject to periodic audit as a customs broker by the Customs Service of the Department of Treasury in each United States customs district in which we do business. In other jurisdictions where we perform customs brokerage services, we are licensed, where necessary, by the appropriate governmental authority. Our failure to comply with the laws and regulations of any of these governmental regulators, and any resultant suspension or loss of our licenses, could result in penalties or a cease and desist order against any operations that are not in compliance. Such an occurrence would have an adverse effect on our consolidated results of operations, financial condition and liquidity.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 29, 2006, we have significantly reduced our long-term debt to $59.0 million. We have the ability to incur new debt, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities. In addition, our credit agreement restricts or limits our ability to: (1) redeem or repurchase capital stock; (2) prepay, redeem or purchase debt; (3) incur liens and engage in sale and leaseback transactions; (4) make loans and investments; (5) incur additional indebtedness;

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

If our operating results and borrowings under our credit facility are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. There is no assurance that we can affect any of these remedies on satisfactory terms, or at all.

If we lose key personnel and qualified technical staff, our ability to manage the day-to-day aspects of our business will be weakened which could adversely affect our operating results and ability to grow our business.

We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team. The head of our Company since May 1999, Don Orris, recently announced his intention to retire by the end of March 2007, and in connection with his retirement, Tom Shurstad who has led our Stacktrain division since January 2002 was promoted to President and Mike Uremovich who has been Vice Chairman since October 2003 was promoted to Chairman and Chief Executive Officer. While we believe that the experience of these promoted executives will facilitate a smooth transition of the Company’s leadership and they will continue to build a strong management team, we may experience additional personnel changes during this transition period. The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, results of operation, financial condition or cash flows. We face significant competition in attracting and retaining personnel who possess the skill sets that we seek. Because our senior management team has unique experience with our company and within the transportation industry, it would be difficult to replace them without adversely affecting our business operations. In addition to their unique experience, our management team has fostered key relationships with our suppliers and customers. Such relationships are especially important in a non-asset based company such as ours. Loss of these relationships could have a material adverse effect on our profitability.

We have an extensive relationship with APL Limited, and we depend on APL Limited for essential services. Our business and consolidated results of operations could be adversely affected if APL Limited failed or refused to provide such services or terminated the relationship.

Pursuant to long-term contracts that expire in May 2019, APL Limited, the former owner of our Stacktrain services business, supplies us with chassis from its equipment fleet for the transport of international freight on behalf of other international shippers. In addition, we transport APL Limited’s international cargo on our Stacktrain network to locations in the United States using chassis and equipment supplied by APL Limited. The additional volume attributable to the transport of APL Limited’s international cargo contributes to our ability to obtain favorable provisions in our rail contracts. APL Limited pays us a fee for repositioning its empty containers within North America so that the containers can be reused in trans-Pacific shipping operations. In addition, APL Limited is currently providing us with computers, software and other information technology services necessary for the operation of our Stacktrain business pursuant to a long-term contract that expires in May 2019. To replace the information technology services provided by APL Limited would require substantial resources and time. If any of our contracts with APL Limited were terminated or if APL Limited were unwilling or unable to fulfill its obligations to us under the terms of these contracts, our business, consolidated results of operations, financial condition and cash flows could be materially adversely affected.

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

Identifying, acquiring and integrating businesses requires substantial management, financial and other resources and may pose risks with respect to customer service and market share. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, results of operation, financial condition and cash flows. These risks include:

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

We have acquired a number of businesses in the past and we may consider acquiring businesses in the future that provide complementary services to those we currently provide or that expand our geographic presence. We cannot predict whether we will be able to identify suitable acquisition candidates or to acquire them on reasonable terms or at all, and a failure to do so could limit our ability to expand our business. While we believe that we have sufficient financial and management resources and experience to successfully conduct our acquisition activities and integrate the acquired businesses into our operations, our acquisition activities involve more difficult integration issues than those of many other companies because the value of the companies we acquire comes mostly from their business relationships, rather than their tangible assets. The integration of business relationships poses more of a risk than the integration of tangible assets because relationships may suddenly weaken or terminate, or key personnel responsible for those relationships may depart. Further, logistics businesses that we have acquired and that we may acquire in the future compete with many customers of our Stacktrain operations, and these customers may shift their business elsewhere if they believe our logistics operations receive favorable treatment from our Stacktrain operations. If we are unable to successfully integrate any business that we may acquire in the future, we could experience difficulties with customers, personnel or others, and our acquisitions might not enhance our competitive position, business or financial prospects.

As we expand our services internationally, we may become subject to international economic and political risks.

A portion of our business is providing services internationally. International revenues accounted for approximately 11% of our revenues in each of 2006 and 2005 and 10% in 2004. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion of our services in foreign countries will expose us to the increased effect of foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

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

A determination by regulators that our independent contractors are employees could expose us to various liabilities and additional costs and adversely affect our operating results.

From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the trucking industry are employees, rather than independent contractors. In the future these authorities could be successful in asserting this position, or the interpretations and tax laws that consider these persons independent contractors could change. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, worker’s compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. Our business model assumes that our independent contractors are not deemed to be our employees, and exposure to any of the above increased costs would impair our competitiveness in the industry and materially adversely affect our operating results.

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

During 2005, we completed an amendment to our credit agreement that increases the maximum aggregate cash dividends payable by us. During the third quarter of 2005 we declared and paid our first quarterly dividend of $0.15 per common share. During the fourth quarter of 2005, we declared our second quarterly dividend of $0.15 per common share and paid the dividend in January 2006. During 2006, we declared four quarterly dividends of $0.15 per common share each. The declaration of future dividends by the Company and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, compliance with financial ratios and other limitations in our credit agreement, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There is no assurance that we will be able to continue to pay dividends at all or at this level in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease space in office buildings in Concord, California and Fort Worth, Texas for our Stacktrain operation, office space in Concord, California for our corporate headquarters and an office building in Dublin, Ohio for our PacerDirect and Pacer Global Logistics headquarters. We also lease space in office buildings in many other locations including Oakbrook, Illinois, Commerce, California, DeSoto, Texas, Jacksonville, Florida, Lake Success, New York, Memphis, Tennessee, and Orange, California. We lease four facilities in Los Angeles, California for dock space, warehousing and parking for tractors and trailers.

Our Stacktrain transportation network operates out of more than 75 railroad terminals across North America. Our integrated rail network, combined with our leased equipment fleet, enables us to provide our customers with single-company control over rail transportation to locations throughout North America.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s business, consolidated results of operations, financial condition or cash flows. Most of the lawsuits to which the Company is a party are covered by insurance and are being defended in cooperation with insurance carriers.

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

During the second quarter of 2005, the Company engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believed that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel had assured would occur if the Company were to prevail in the remand trial) would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter. In the first quarter of 2006, the court granted final approval to the settlement. The claims process, payment calculations and final settlement payments were concluded in the second quarter of 2006, with the company retaining approximately $560,000 in unclaimed funds.

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a class of owner-operators (the “Renteria” class action) not included in the Albillo class. Each of the claims in the Renteria case, which had been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. We believe that the final disposition in our favor of the insurance issue in Albillo precludes the plaintiffs from re-litigating this issue in Renteria, and we have filed a motion for summary adjudication on this issue, which will be heard by the court in March 2007. The Renteria case is currently in the discovery phase, with a trial presently set for August 2007. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of our legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

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

In November 2001, our subsidiary instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which we sought to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for our losses in the Dicks case due to their mishandling of our subsidiary’s claim for insurance coverage. At the time of the incident, we maintained a comprehensive insurance program consisting of primary insurance and excess insurance that covered the Dicks claim subject to a $250,000 deductible. At the conclusion of the Dicks trial, however, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000. Our subsidiary sued the insurer, the various Lockton entities and Cambridge. The insurer was subsequently placed into receivership in Pennsylvania and has since gone out of business. In the fourth quarter of 2006, this case was fully settled for an aggregate payment to our subsidiary of $1,750,000.

Our subsidiary, Pacer Global Logistics, Inc., through its Supply Chain Service Division (“PGL”), was party to a Logistics Services Agreement with Del Monte Corporation (“Del Monte”) dated March 4, 2005. During 2006, PGL served two separate notices of dispute on Del Monte initiating the agreement’s mandatory dispute resolution process regarding PGL’s right to terminate the agreement due to Del Monte’s material breach and failure to perform certain obligations under the agreement and regarding PGL’s claims for payment from Del Monte of up to $15.7 million in transportation costs incurred by PGL to provide truckload service for Del Monte under the agreement, which has been accrued on PGL’s books and records and for monetary damages for Del Monte’s material breach and failure to perform certain obligations under the agreement. Without first following the agreement’s mandated dispute resolution procedures, Del Monte filed a notice of arbitration with the American Arbitration Association (“AAA”) seeking a determination that it owes PGL no additional payments under the agreement and seeking damages from PGL in the amount of $40,000,000 for PGL’s alleged breach of contract. Del Monte’s notice did not articulate any basis for its claims. In late March 2006, Del Monte informed PGL that Del Monte would cease using PGL for third party logistics services under the agreement effective May 2006. PGL continues to provide some rail brokerage and highway brokerage services to Del Monte under separate contracts.

After exhausting the agreement’s dispute resolution procedures, PGL then elected to arbitrate its claims against Del Monte before the AAA as provided in the agreement. The separate arbitration cases were consolidated, and after completion of discovery in the third quarter of 2006 Del Monte reduced its claimed damages for PGL’s alleged breach from the original $40 million to $11.4 million. In December 2006, a full hearing was conducted before the arbitrator, and at the conclusion of the hearing the arbitrator requested post-hearing briefs and a final oral argument. Following the hearing, Del Monte dropped its breach of contract claims against PGL, so that the only remaining issues in the case are PGL’s claims for Del Monte’s breach of contract and related money damages and for up to $15.7 million in moneys due and owing from Del Monte for services provided by PGL under the agreement. Del Monte contends that it is only obligated to pay PGL an additional $48,000 for services rendered under the agreement. Based on the evidence presented in the December 2006 hearing and on the post-hearing briefs and oral arguments presented by the parties, we believe that PGL has presented valid and meritorious arguments for collection of all moneys claimed to be due and owing to it under the agreement and for its claimed breach of contract damages, but we cannot provide any assessment of the probable outcome of the arbitration at this time. We presently expect the arbitrator’s decision in the first quarter of 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name		Title
Michael E. Uremovich	63	Chairman and Chief Executive Officer
Jeffrey R. Brashares	54	Vice Chairman, Commercial Sales
Brian C. Kane	51	Executive Vice President, Chief Operating Officer – Intermodal Segment
Michael F. Killea	45	Executive Vice President, Chief Legal Officer and General Counsel
Alex M. Munn	58	Executive Vice President, Chief Operating Officer – Logistics Segment
Donald C. Orris	65	Vice Chairman
C. Thomas Shurstad	60	President
C. William Smith	60	Executive Vice President, Human Resources
Lawrence C. Yarberry	64	Executive Vice President, Chief Financial and Accounting Officer

Michael E. Uremovich has served as Chairman and Chief Executive Officer of our company since November 2006. He served as Vice Chairman of our company from October 2003 until his promotion to Chairman and Chief Executive Officer. Mr. Uremovich served as a consultant to our company from 1998 until October 2003. From 1991 until 1995, Mr. Uremovich was the Vice President of Marketing for the Southern Pacific Railroad. Prior to Southern Pacific Railroad, Mr. Uremovich held a variety of positions at American President Companies, including Vice President of Marketing and Logistics Services.

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

Brian C. Kane has served as Executive Vice President and Chief Operating Officer of our Intermodal segment since October 2006. Mr. Kane served as Vice President and Corporate Controller of our company from November 2003 until October 2006. Mr. Kane served as Vice President and Controller of Pacer Stacktrain from May 1999 until November 2003 and prior to that as Director of Financial Reporting from May 1998 until May 1999. Prior to joining our company, Mr. Kane was Vice President of Finance for the Shell Martinez Refining Company from November 1996 until May 1998 and Controller for Southern Pacific Transportation Company from April 1990 until November 1996.

Michael F. Killea has served as Executive Vice President, Chief Legal Officer and General Counsel of our company since August 2001. From October 1999 through July 2001, he was a partner at the law firm of Holland & Knight LLP in New York City and Jacksonville, Florida, and from September 1987 through September 1999, he was a partner and an associate at the law firm of O’Sullivan LLP (now O’Melveny & Myers LLP) in New York City.

Alex M. Munn has served as Executive Vice President and Chief Operating Officer of our Logistics segment since February 2005. From August 2002 until January 2005, Mr. Munn served as Executive Vice President and Chief Information Officer of our company. Mr. Munn joined our company in May 2002 as the Chief Information Officer of Pacer Global Logistics, Inc. Prior to joining our company, Mr. Munn was the Vice President of Business Systems for The Coca-Cola Company’s North American Division from 2000 to 2002 and Director of Business Information and Planning, Global Procurement & Trading of The Coca-Cola Company, Inc. from 1996 to 2000.

Donald C. Orris has served as Vice Chairman of our company since November 2006. He served as our Chairman and Chief Executive Officer from May 1999 until November 2006 and as President from May 1999 to June 2006. From its inception in March 1997 until May 1999, Mr. Orris served as Chairman,

President and Chief Executive Officer of Pacer Logistics, Inc., which was merged into our company in May 2003. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as an Executive Vice President, of Southern Pacific Transportation Company. Mr. Orris is also a director of Quality Distribution, Inc., a provider of bulk transportation services.

C. Thomas Shurstad has served as President of Pacer International, Inc. since June 2006 with executive responsibility for the company’s business units focused on intermodal transportation. Prior to this role, he served as President of Pacer Stacktrain from January 2002 to May 2006, with executive responsibility for our former wholesale segment operations. Prior to joining our company, Mr. Shurstad was the President of The Belt Railway Company of Chicago from 1998 through December 2001. From 1997 to 1998, Mr. Shurstad was the Chief Operating Officer of the Malayan Railway, and from 1995 to 1997 he was the President of the Terminal Railroad of St. Louis.

C. William Smith has served as Executive Vice President, Human Resources of our company since August 2002. Mr. Smith also served as Executive Vice President and Chief Operating Officer for Pacer Global Logistics from December 2000 to August 2002. Mr. Smith was Vice President and Chief Operating Officer for Rail Van, Inc. from February 1992 until its acquisition by Pacer in December 2000.

Lawrence C. Yarberry has served as Executive Vice President and the Chief Financial Officer of our company from May 1999 until October 2006. With the promotion of Mr. Kane, Mr. Yarberry reassumed the additional role of principal accounting officer of the company in October 2006. Mr. Yarberry served as Executive Vice President, Chief Financial Officer and Treasurer of a predecessor company from May 1998 until May 1999 and as a consultant to that predecessor company from February 1998 until April 1998. From April 1990 until December 1997, Mr. Yarberry served as a Vice President of Finance of Southern Pacific Transportation Company and was Vice President of Finance and Chief Financial Officer of Southern Pacific Rail Corporation.

There is no family relationship between any of our executive officers or directors, and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was appointed or elected as an officer or director, other than arrangements or understandings with our directors or officers acting solely in their capacities as such.

Part II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on The NASDAQ Stock Market’s Global Select Market (“NASDAQ”) under the symbol “PACR”.

The following table sets forth, for the Company’s two most recent fiscal years, the per share range of high and low sales prices of our common stock as reported on NASDAQ and dividends declared.

	High	Low	Cash Dividends Declared
2006
1st quarter	$33.80	$24.63	$0.15
2nd quarter	$36.19	$27.65	$0.15
3rd quarter	$33.60	$25.60	$0.15
4th quarter	$31.95	$26.39	$0.15

2005
1st quarter	$27.17	$18.58	-
2nd quarter	$24.48	$20.05	-
3rd quarter	$27.32	$22.04	$0.15
4th quarter	$27.67	$23.90	$0.15

As of January 31, 2007 there were approximately 31 record holders of our common stock.

Dividend Policy

During the third quarter of 2005, our Board of Directors instituted a quarterly dividend policy of $0.15 per common share ($0.60 per common share per annum) to enhance shareholder value and return profits to stockholders. In September 2005, the first quarterly dividend of $0.15 per common share was declared by our Board of Directors, and for each quarter since that time, the $0.15 per share quarterly dividend has been declared and paid. The declaration of future dividends and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, our credit agreement imposes restrictions on our ability to pay dividends, including that no event of default has occurred, the leverage ratio and other financial covenants are met and the aggregate amount of all dividends declared does not exceed $40 million plus 50% of our cumulative consolidated net income (as defined in the agreement) since December 27, 2003 (the first day of our fiscal 2004).

Equity Compensation Plan Information

Information concerning our equity compensation plans is shown under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 12, 2006, we announced that our Board of Directors had authorized the purchase of up to $60 million of its common stock. The authorization expires on June 15, 2008. We repurchased a total of 965,818 shares at an average price of $27.72 per share through December 29, 2006, although no shares were purchased during the fourth quarter of 2006. At December 29, 2006, up to $33.2 million may be purchased under the foregoing authorization. We intend to make further share repurchases from time to time as market conditions warrant.

Performance Graph*

The following graph depicts a comparison of cumulative total shareholder returns for Pacer as compared to the NASDAQ Transportation Index and the NASDAQ Composite Index. The graph assumes the investment of $100 on June 12, 2002 (the date Pacer International stock began trading on the NASDAQ Stock Market) through December 29, 2006. The Performance Graph assumes reinvestment of dividends, where applicable.

	IPO	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Pacer International	$100	$89	$136	$142	$175	$202
NASDAQ Composite	$100	$88	$130	$143	$145	$159
NASDAQ Transportation .	$100	$92	$125	$158	$173	$184

*The performance graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for our company as discussed below. The selected historical information at December 29, 2006 and December 30, 2005 and for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected historical information at December 31, 2004, December, 26, 2003 and December 27, 2002 and for the fiscal years ended December 26, 2003 and December 27, 2002 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

The following table should also be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	Dec. 29, 2006	Dec. 30, 2005		Dec. 31, 2004	Dec. 26, 2003	Dec. 27, 2002
	(in millions, except share and per share amounts)
Statements of Operations Data:
Revenues	$1,887.8	$1,860.1		$1,808.1	$1,668.6	$1,608.2
Cost of purchased transportation and services	1,446.4	1,428.6		1,413.1	1,293.7	1,257.0
Direct operating expenses (excluding depreciation)	123.1	115.4		110.7	106.9	106.7
Selling, general and administrative expenses	193.0	204.8		190.6	180.9	160.3
Write-off of computer software	-	11.3	1/	-	-	-
Depreciation and amortization	7.0	6.9		7.2	7.9	10.1
Income from operations	118.3	93.1		86.5	79.2	74.1
Net income	68.3	50.9		47.2	31.3	24.8
Net income per share:
Basic	$1.83	$1.36		$1.27	$0.85	$0.81
Diluted	$1.80	$1.34		$1.24	$0.82	$0.74
Weighted average common shares outstanding:
Basic	37,354,785	37,381,647		37,257,076	37,003,785	30,575,940
Diluted	38,020,862	38,042,454		38,140,409	37,988,697	33,373,752
Cash dividends declared per common share	$0.60	$0.30		$-	$-	$-

Balance Sheet Data (at period end):

Total assets	$565.3	$590.2		$605.5	$594.5	$618.4
Total debt including capital leases	59.0	90.0		154.1	214.1	256.6
Total stockholders’ equity	337.1	306.7		264.5	216.1	180.7
Working capital	64.3	55.0		61.7	58.7	36.5

Cash Flow Data:

Net cash provided by operating activities	$63.6	$100.9		$44.4	$60.2	$29.1
Net cash used in investing activities	(3.5)	(5.0)		(4.3)	(3.2)	(7.8)
Net cash used in financing activities	(69.0)	(86.5)		(40.7)	(57.7)	(20.9)

Other Financial Data:

Capital expenditures	$3.7	$5.3		$4.6	$3.4	$8.7

1/ Based upon the completed evaluation of software development work in our Stacktrain division that had been performed by a developer, we determined to abandon the software and to write-off all $11.3 million of capitalized costs. See Note 8 to the notes to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the intermodal segment and the logistics segment. The intermodal segment comprises the former wholesale segment units, Pacer Cartage and Pacer Stacktrain, with the addition of the rail brokerage unit. The logistics segment comprises all of the former retail units except the rail brokerage unit which is now part of the intermodal segment. See Note 7 to the notes to our consolidated financial statements included in this report for segment information. Our intermodal segment provides intermodal rail transportation, local cartage and intermodal marketing services. Our logistics segment provides non-intermodal highway brokerage and truck services, warehousing and distribution, international freight forwarding and supply chain management services.

Executive Summary

This year was a year of change for Pacer. Michael E. Uremovich was named the Company’s Chairman and Chief Executive Officer, in connection with the announcement by Donald C. Orris of his plans to retire as of March 31, 2007. From a financial reporting perspective, we moved our rail brokerage unit from our former retail segment (now our logistics segment) into our former wholesale segment (now our intermodal segment) to enhance management focus on our core intermodal product. The new intermodal segment has its own chief operating officer as does the new logistics segment.

Our financial performance remains strong; we exceeded $63 million in operating cash flows and repurchased $26.8 million of our common stock under a stock buyback program approved during the year. As shown in the table below, our results for 2006 continued to improve over prior years, primarily as a result of strength in our intermodal segment operations. In addition, since December 29, 2000, we have reduced our long-term debt by $346.4 million to a balance of $59.0 million at December 29, 2006 using a combination of stock offering proceeds in 2002, and cash flows from operations in all years. In 2006, we reduced our long-term debt by $31.0 million and paid $22.5 million in dividends. Our interest expense, net has declined dramatically over the last few years and is expected to be approximately $5.5 million in 2007, assuming no significant increases in debt or interest rates.

	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Revenues	$1,887.8	$1,860.1	$1,808.1	$1,668.6	$1,608.2
Income from operations	118.3	93.1	86.5	79.2	74.1
Interest expense, net	6.6	8.2	9.6	18.0	31.7
Net income	68.3	50.9	47.2	31.3	24.8
Diluted EPS	$1.80	$1.34	$1.24	$0.82	$0.74

During 2006, our intermodal segment operations continued their strong performance, contributing $132.6 million of income from operations for the year compared to $109.5 million in 2005 which included the $11.3 million write-off of computer software development costs. Contributing to the intermodal segment performance was a substantial amount of business driven to our intermodal product by our logistics segment. Two of our three Stacktrain lines of business showed volume improvements over 2005: automotive volumes were up 9.6% in 2006 compared to 2005 and international volumes increased 44.6% in 2006 compared to 2005. Our Stacktrain domestic volumes were 4.5% below 2005 levels due primarily to reduced avoided repositioning cost “ARC” volumes (the incremental volume to Pacer for moving international containers in domestic service), a route cancellation and a less than anticipated peak shipping season during the fourth quarter of 2006. This also impacted our rail brokerage operations which reported revenues 4.5% below the 2005 level due to reduced intermodal volumes. Revenues from our cartage operations increased 11.0% for 2006 with growth from all operating regions and the addition of two new terminals. Our logistics segment contributed $1.6 million in income from operations for 2006, $3.8 million below 2005. Each unit within the logistics segment fell short of 2005 results with the exception of the international unit which improved income from operations by 41.3% over 2005.

Our fourth quarter 2006 intermodal segment income from operations was less than anticipated, and $6.0 million below the fourth quarter of 2005. Most of this shortfall was reflected in our Stacktrain unit where we felt the effects of the sluggishness in domestic intermodal volumes as a result of the less than robust peak shipping season, and both our Stacktrain and rail brokerage units experienced reduced margins due primarily to business mix. In addition, Stacktrain ARC revenues and container per diem revenues for the fourth quarter were a combined $4.0 million below that of the fourth quarter of 2005, while local dray and empty repositioning costs combined for a $2.3 million increase compared to the fourth quarter of 2005.

Our tax loss carryforwards for federal income tax purposes were fully used in 2004, and resulted in our tax payments increasing to $37.4 million in 2006 from $24.6 million in 2005. We expect tax payments to be approximately $40 million in 2007.

Compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 was a major focus for the company beginning in 2004 and continued to be a focus in 2005 and 2006. In order to effectively document and test our internal controls over financial reporting, we engaged the services of outside consultants to assist our employees in accomplishing that task. In addition, our external auditors have spent significant time in reviewing and testing our control structure over financial reporting. We paid our auditors and consultants $0.8 million ($0.01 per diluted share after tax) in 2006, $1.8 million pre-tax ($0.03 per diluted share after tax) in 2005 and approximately $4.1 million pre-tax ($0.07 per diluted share after tax) in 2004 related to this effort. We expect that external costs for continued compliance, including costs of our external auditors, will be approximately $0.5 million to $1 million annually.

We adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” effective December 31, 2005 the first day of our 2006 fiscal year. This statement requires us to expense our common stock option awards over the period during which an employee is required to provide service in exchange for the award. During 2006, we expensed $1.5 million ($0.02 per diluted share after tax) for option expense. We anticipate that the charge in 2007 for option expense will also be approximately $1.5 million. In addition, our board of directors adopted during 2006 the 2006 Long-Term Incentive Plan which is subject to shareholder approval at our May 2007 annual meeting, and approved restricted stock awards, vesting in equal installments over four years beginning on June 1, 2007, under this new plan. If the shareholders approve the 2006 Long-Term Incentive Plan, the expense to be recorded in 2007 for the restricted stock awards granted under the new plan is estimated to be approximately $2.0 million.

In 2007, our emphasis will be on our core intermodal product including the continuing development of our PacerDirect service, our door-to-door one touch transportation service offered to intermodal marketing companies, truck brokers, truckload carriers and other transportation intermediaries. The full U.S. commercial launch of PacerDirect service is planned for later in 2007. Our sales forces will focus on sales that improve the profitability of the company as a whole including both the intermodal and logistics segments. During 2006, our Stacktrain unit increased our container fleet by 1.2% from 2005, and we will continue to increase our equipment fleet during 2007 as necessary to handle intermodal volumes.

Overall gross margins in 2007 (calculated as revenues less cost of purchased transportation and services divided by revenues) are expected to decline slightly to 22.3% from 23.4% in 2006. The gross margin for our Stacktrain operations is expected to decline slightly due primarily to changes in business mix. We plan to continue to take selective rate increases where feasible, although these will be partially offset by increased costs charged by our underlying service providers. Our logistics segment gross margin is expected to remain flat in 2007.

Our baseline capital budget in 2007 is $5.0 million and includes projects to enhance operating efficiency, security and growth, reduce costs and for normal computer replacement items. Capital expenditures in 2007 will be funded by operating cash flows.

Actual results may differ materially from the estimates, expectations and projections described above. Some of the factors that could affect these estimates and expectations are described above under the caption “Item 1A. Risk Factors – Risks Related to Our Business” and “Special Note Regarding Forward-Looking Statements.”

For 2007, we will focus on the normal business objectives including revenue growth, profitability, cost containment, equipment utilization and margin improvement, as well as maximizing customer satisfaction. In addition, we plan to continue our focus on safety and driver recruitment and retention as these are key drivers for profitability overall, and particularly in our logistics segment.

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

We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operation recognizes revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our Stacktrain operation offers volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. During 2006, our total volume discounts (excluding discounts for our own rail brokerage operations) were $12.8 million. Our intermodal segment cartage and rail brokerage operations and our logistics segment recognize revenue after services have been completed. The following table illustrates volume discounts as a percentage of intermodal segment revenues for 2006, 2005 and 2004 (in millions, except percentages):

	2006	2005	2004
Intermodal segment revenues	$1,491.7	$1,402.6	$1,340.4
Total volume discounts	12.8	16.3	15.0
Volume discounts as a percentage of intermodal segment revenues	0.9%	1.2%	1.1%

Based on our results for the fiscal year ended December 29, 2006, a 25 basis point deviation from our estimates of volume discounts would have resulted in an increase or decrease in revenues of approximately $3 to $4 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our consolidated results of operations and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2006 Estimate	+25 Basis Points
Total volume discounts	$9.7	$12.8	$17.2
Income from operations	121.4	118.3	113.9
Net income	70.3	68.3	65.7
Diluted earnings per share	$1.85	$1.80	$1.73

•	Recognition of Cost of Purchased Transportation and Services

Both our intermodal and logistics segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. In addition, our rail brokerage operations may earn discounts to the cost of purchased transportation and services that are primarily based on the annual volume of loads transported over major railroads. We estimate our annual volume throughout the year and record a reduction to cost of purchased transportation accordingly. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required. Total discounts earned (excluding discounts earned from our Stacktrain operations) for 2006, 2005 and 2004 were none, $0.8 million and $4.7 million, respectively. All discounts earned in 2006 ($10.4 million) were earned from our Stacktrain operation and were eliminated in consolidation to the intermodal segment.

•	Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The following table illustrates the allowance for doubtful accounts as a percentage of accounts receivable for 2006, 2005 and 2004 (in millions, except percentages):

	2006	2005	2004
Accounts receivable	$215.7	$225.7	$236.0
Allowance for doubtful accounts	5.3	6.4	3.9
Allowance for doubtful accounts as a percentage of accounts receivable	2.46%	2.84%	1.65%

Historically, our actual losses have been within the estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to future consolidated results of operations. For example, during 2006 our allowance for doubtful accounts declined from the 2005 level due to an increased number of customer bankruptcies during 2005. In 2004, our year-end accounts receivable balance was abnormally high resulting in a lower ratio of allowance for doubtful accounts to accounts receivable. Based on our results for the fiscal year ended December 29, 2006, a 25 percent deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.3 million. The following analysis demonstrates the potential effect that a 25 percent deviation from our estimates would have had on our consolidated results of operations and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Percent	Management’s 2006 Estimate	+25 Percent
Allowance for doubtful accounts	$4.0	$5.3	$6.6
Income from operations	119.6	118.3	117.0
Net income	69.2	68.3	67.6
Diluted earnings per share	$1.82	$1.80	$1.78

•	Deferred Tax Assets

At December 29, 2006, we have recorded net deferred tax assets of $3.9 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is $10.1 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations.

•	Goodwill

At December 29, 2006, we had recorded $288.3 million of goodwill, net of amortization, prior to the adoption on December 29, 2001 (the first day of our fiscal 2002) of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The carrying amount of goodwill at December 29, 2006 assigned to our intermodal and logistics segments was $169.0 million and $119.3 million, respectively. Goodwill and other intangible assets are subject to periodic testing, at least annually, for impairment and recognition of impairment losses in the future could be required based on the methodology for measuring impairments described below. SFAS 142 requires a two-step method for determining goodwill impairments where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. We determine the fair value of the reporting units using an income approach based on the present value of estimated future cash flows, and a market approach based on market price data of stocks of corporations engaged in similar businesses. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and uncertain. Actual future results may differ from those estimates. Our 2006 annual goodwill impairment analysis, which was performed during the first fiscal quarter of 2007, did not result in an impairment charge. The excess of fair value over carrying value for our intermodal and logistics segments as of December 29, 2006, the annual testing date, was in excess of $1.1 billion and approximately $23 million, respectively. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value for our intermodal and logistics segments of $1.0 billion and approximately $15 million, respectively.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have presented financial information excluding our write-off in 2005 of software development costs, a non-cash charge. Management uses this non-GAAP measure in its analysis of the company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of this item provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and our Board of Directors to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity.

Background

Our intermodal segment’s Stacktrain operation’s fiscal year ends on the last Friday in December and the intermodal segment’s local cartage and rail brokerage operations’ fiscal year and our logistics segment’s fiscal year end on the last day in December. The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our historical financial results, including these revenue and expense items, discussed under the caption “Results of Operations.”

Revenues

The intermodal segment’s revenues from Stacktrain operations are generated through rates, fuel surcharges and other fees charged to customers for the transportation of freight utilizing the rail transportation services that we purchase from rail carriers under our long-term and other operating agreements with North American railroads. The growth of these revenues is primarily driven by increases in volume of freight shipped and rate changes on a route-by-route basis. The average rate is impacted by product mix, rail routes utilized, fuel surcharge and market conditions. Also included in revenues are railcar rental income, container per diem charges and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound loads. Revenues are reported net of volume discounts provided to customers. Our intermodal segment Stacktrain operation generates revenues from three lines of business: international (shipments tendered by ocean shipping companies), automotive (shipments tendered by intermediaries arranging transportation for automotive manufacturers and parts suppliers) and third party domestic (shipments tendered by intermodal marketing companies for shippers within North America). Growth in the intermodal segment’s revenues from local cartage operations, which primarily support our Stacktrain operations and intermodal marketing companies (including our rail brokerage unit) through the use of independent owner-operators, is driven primarily by increased volume as well as length of haul and the rates charged to the customer. Our rail brokerage unit generates revenues through intermodal marketing which involves arranging the movement of freight in containers and trailers utilizing truck and rail transportation. Increases in revenues from intermodal marketing are generated from increased volumes, rate increases, product mix and route changes.

The logistics segment’s revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including highway brokerage and truck services, warehousing and distribution, international freight forwarding and supply chain management services. Overall growth in revenues for the logistics segment is driven by expanding our service offerings and marketing our broad array of transportation services to our existing customer base and to new customers. Growth in revenues from highway brokerage is driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Growth in revenues from truck services operations, which primarily provide specialized transportation services to customers through independent contractors and owner-operators, is driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Increases in revenues for warehousing and distribution, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by increased use of third-party containers, rather than their own containers, by shipping lines on the West Coast to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. Revenues for supply chain management services are recognized on a net basis and increases are driven by increased outsourcing. We also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers’ freight to and from a foreign country. Increases in revenues for international freight forwarding are driven by increases in international trade volumes, rate increases, product mix and route changes.

Cost of Purchased Transportation and Services

The intermodal segment’s cost of purchased transportation and related services consists primarily of the amounts charged to us by railroads and local trucking companies under our contracts and other operating arrangements with these carriers. Third-party rail costs are charged through contracts and other operating arrangements with the railroads and are dependent upon product mix and traffic lanes. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped and rates charged.

The logistics segment’s cost of purchased transportation and related services consists of amounts paid to third parties under our contracts or other operating agreements with them to provide such services, such as independent contractor truck drivers, freight terminal operators and dock workers. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee from point to point or between zones.

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

Selling, General and Administrative Expenses

The intermodal segment’s selling, general and administrative expenses consist of costs relating to customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses and professional fees, and includes the $10.4 million annual fee currently paid to APL Limited for information technology services under a long-term agreement (of which $3.4 million has been subject to a 3% compounded annual increase since May 2003).

The logistics segment’s selling, general and administrative expenses relate to the costs of customer acquisition, billing, customer service and salaries and related expenses of marketing, as well as the executive and administrative staff’s compensation, office expenses and professional fees. The logistics segment anticipates that it will incur increased overall selling related costs as it grows its operations, but that such costs will remain relatively consistent as a percentage of net revenues.

The absolute costs related to corporate functions, such as administration, finance, legal, human resources and facilities, will likely increase as the business grows, but will likely decrease over time as a percentage of net revenues.

Results of Operations

Fiscal Year Ended December 29, 2006 Compared to Fiscal Year Ended December 30, 2005

The following table sets forth our reclassified historical financial data for the fiscal years ended December 29, 2006 and December 30, 2005. The reclassification reflects the movement of our rail brokerage operations from our logistics segment (formerly our retail segment) to our intermodal segment (formerly our wholesale segment). There was no impact to consolidated financial results.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 29, 2006, and December 30, 2005

(in millions)

	2006	2005	Change	% Change
Revenues
Intermodal	$1,491.7	$1,402.6	$89.1	6.4%
Logistics	397.0	458.1	(61.1)	(13.3)
Inter-segment elimination	(0.9)	(0.6)	(0.3)	50.0

Total	1,887.8	1,860.1	27.7	1.5

Cost of purchased transportation and services
Intermodal	1,121.7	1,049.7	72.0	6.9
Logistics	325.6	379.5	(53.9)	(14.2)
Inter-segment elimination	(0.9)	(0.6)	(0.3)	50.0

Total	1,446.4	1,428.6	17.8	1.2

Direct operating expenses
Intermodal	123.1	115.4	7.7	6.7
Logistics	-	-	-	-

Total	123.1	115.4	7.7	6.7

Selling, general & administrative expenses
Intermodal	108.5	111.2	(2.7)	(2.4)
Logistics	68.7	71.9	(3.2)	(4.5)
Corporate	15.8	21.7	(5.9)	(27.2)

Total	193.0	204.8	(11.8)	(5.8)

Write-off of computer software
Intermodal	-	11.3	(11.3)	(100.0)
Logistics	-	-	-	-
Corporate	-	-	-	-

Total	-	11.3	(11.3)	(100.0)

Depreciation and amortization
Intermodal	5.8	5.5	0.3	5.5
Logistics	1.1	1.3	(0.2)	(15.4)
Corporate	0.1	0.1	-	-

Total	7.0	6.9	0.1	1.4

Income from operations
Intermodal	132.6	109.5	23.1	21.1
Logistics	1.6	5.4	(3.8)	(70.4)
Corporate	(15.9)	(21.8)	5.9	(27.1)

Total	118.3	93.1	25.2	27.1

Interest expense, net	6.6	8.2	(1.6)	(19.5)
Income tax expense	43.4	34.0	9.4	27.6

Net income	$68.3	$50.9	$17.4	34.2%

Revenues.  Revenues increased $27.7 million, or 1.5%, for the fiscal year ended December 29, 2006 compared to the fiscal year ended December 30, 2005. Intermodal segment revenues increased $89.1 million, or 6.4%, reflecting increases in our cartage and Stacktrain operations, partially offset by a reduction in rail brokerage revenues. Stacktrain revenues increased $99.2 million in 2006 compared to 2005 and reflected increases in all three Stacktrain lines of business, partially offset by lower avoided repositioning cost “ARC” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and lower container and chassis per diem revenues. Stacktrain revenues for 2005 were slightly depressed as a result of the first quarter 2005 Union Pacific embargo of Southern California locations due to severe weather. The year-over-year increases in the three Stacktrain lines of business were as follows:

•

The 0.1% increase in Stacktrain third-party domestic freight revenues was due primarily to a 19.2% average fuel surcharge in effect during 2006 compared to a 14.8% average surcharge during 2005. Domestic containers handled decreased 4.5% from 2005 due, in part, to reduced ARC volumes, the cancellation of the Northern California to Texas route by the Union Pacific and the less than anticipated peak season demand. While the eastbound container imbalance was corrected during the third quarter of 2006, it negatively impacted our domestic loadings eastbound during 2006. The average freight revenue per container increased 4.8% for Stacktrain third-party domestic business.

•

The 24.2% increase in automotive freight revenues was due to a volume increase of 9.6% over 2005 coupled with a 13.3% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix, rate increases and fuel surcharges.

•

The 61.3% increase in Stacktrain international revenues was due to a 44.6% increase in containers handled primarily from additional customers coupled with an 11.5% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to increased fuel surcharges.

Westbound ARC revenues for 2006 were $4.2 million below 2005 due primarily to rate competition and the use of their own equipment by the international shipping companies for export loading. The $2.9 million decline in container and chassis per diem revenues in 2006 compared to 2005 was due primarily to customers returning containers in a shorter period of time. Cartage revenues increased $9.9 million due to increases in all of our cartage regions including increased intra-segment business with our Stacktrain division and expansion of business in the South region. Our cartage unit experienced a large revenue increase in our West region due to increased volumes during 2006 in Southern California resulting in part from the first quarter 2005 Union Pacific embargo of Southern California locations due to severe weather that depressed revenues in that quarter. Our rail brokerage unit, which reported an operating income of $4.0 million in both years due to yield management and cost control efforts during 2006, reported a 4.5% decline in revenues compared to 2005 due to decreased intermodal volumes.

Revenues in our logistics segment decreased $61.1 million, or 13.3%, for 2006 compared to 2005 due primarily to a $56.0 million decline in revenues related to the transitioning of a truck brokerage customer to another service provider which began during the second quarter of 2005 and was completed during the latter part of 2005. Revenues for our truck brokerage unit decreased 40.9% compared to 2005 due primarily to the completion of this transitioning. Warehousing and distribution revenues were up 3.8% due to revenues from new customers and additional business from existing customers, partially offset by a customer moving from our warehousing operations to its own regional distribution center in late 2005. Our international unit revenues increased 1.4% compared to 2005 due to a strong import/export business partially offset by reduced overseas aid cargo and agricultural shipments. Revenues for our supply chain services unit decreased 13.0% due to decreases from existing customers as well as the loss of a customer in the second quarter of 2006. Our truck services revenues were up 2.4% due to additional agents in 2006 and an increase in the amount of freight brokered due to demand.

Cost of Purchased Transportation and Services.  Cost of purchased transportation and services increased $17.8 million, or 1.2%, for the fiscal year ended December 29, 2006 compared to the fiscal year ended December 30, 2005. The intermodal segment’s cost of purchased transportation and services increased $72.0 million, or 6.9%, for 2006 compared to 2005 reflecting increases in Stacktrain and cartage costs, partially offset by reduced rail brokerage costs. The higher percentage increase in purchased transportation and services costs compared to intermodal segment revenues was due to increases in local dray costs and container repositioning costs discussed below. The Stacktrain increase was related to the increased shipments noted above combined with a 6.9% increase in the cost per container due primarily to increased fuel costs from our underlying service providers, rate increases from our underlying carriers and changes in business mix. In addition, local dray costs from the port to the rail terminal increased $3.0 million in 2006 compared to 2005 due to the large increase in Stacktrain international volumes. Container repositioning costs increased $4.7 million in 2006 due to the need to reposition containers from the Los Angeles basin to Eastern U.S. locations to support westbound volumes. The majority of these increased costs were incurred during the first quarter of 2006, after which the container imbalance situation had been corrected. These Stacktrain increases were partially offset by a favorable settlement of prior period rail payables to one of our rail service providers, as under our rail contract we periodically reconcile and settle amounts owed to the carrier based on actual usage. Also reducing the Stacktrain increase in cost was a gross benefit of $5.3 million from the settlement of a series of arbitration cases and other rate disputes during the third quarter of 2006 that resulted in the reversal of prior year expense accruals. The cartage increase was also due to the increased shipments noted above. The rail brokerage decrease was due to the decreased intermodal volumes noted above. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment decreased from 25.2% in 2005 to 24.8% in 2006 due primarily to changes in business mix.

Cost of purchased transportation and services in our logistics business decreased $53.9 million in 2006 compared to 2005 due primarily to the completion of transition of a truck brokerage customer to another service provider during the latter part of 2005. The overall gross margin percentage for our logistics business increased from 17.2% in 2005 to 18.0% in 2006 due primarily to changes in business mix and improved yield management. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the gross margin percentage increase as this customer was a low margin account. The margin percentage for our international unit also increased due to changes in business mix. The warehousing and distribution unit gross margin percentage declined due to the changed business mix that resulted after a customer, as mentioned above, moved from our warehousing operations to their own regional distribution center. New customers required additional warehouse handling at increased costs. Our truck services unit gross margin percentage also declined due to increases in fuel costs and the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner-operators.

Direct Operating Expenses.  Direct operating expenses, which are only incurred by our Stacktrain operations, increased $7.7 million, or 6.7%, in 2006 compared to 2005 due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during 2006. At December 29, 2006, we had 1.2% or 327 more containers and 10.0% or 2,868 more chassis than at December 30, 2005.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $11.8 million, or 5.8%, in 2006 compared to 2005. Our logistics segment average employment decreased by 84 persons in 2006 compared to 2005 due primarily to reductions related to the completion of the transition of a truck brokerage customer to another service provider and reductions in our supply chain services unit. Our intermodal segment average employment decreased by 9 persons in 2006 compared to 2005 due to reductions in our rail brokerage unit partially offset by increases in our Stacktrain unit related to the continued implementation of our PacerDirect product and by increases in our cartage unit due to two additional operating locations. 2006 also benefited from the reversal of previously accrued expenses for a service provided for our Stacktrain operations that we determined would not be payable under the contract with the provider, as well as reduced costs associated with complying with the Sarbanes-Oxley Act of 2002 and $7.9 million less accrued for employee bonuses. Our cartage operations experienced increased personal injury/property damage claim costs during 2006. There was also a 4% increase in compensation expense with staggered effective dates in May and August 2006. Overall legal expenses for 2006 were $2.1 million above 2005 due to on-going legal proceedings including the settlement of a litigation during 2006 that adversely impacted our truck services unit and corporate results. This increase was partially offset by the settled arbitrations noted above and a legal case settled in December 2006. During 2006, we expensed $1.5 million for stock based compensation costs resulting from our adoption of SFAS No. 123(R) on

December 31, 2005. We expect that stock based compensation costs will approximate $1.5 million on an annual basis going forward. See Notes 1 and 4 of the notes to our consolidated financial statements included in this report for additional information regarding our adoption of SFAS No. 123(R).

Write-off of Computer Software.  During the second quarter of 2005, based on an internal analysis of the cost to continue a computer software development project started in 2001 and an assessment of a review by an independent third-party, we decided to abandon the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operations. A total of $11.3 million, which had been capitalized in property and equipment for the development of the software, was written-off in the second quarter of 2005. We will continue to avail ourselves of the services and support for up to the next 13 years under the existing long-term agreement with APL Limited.

Depreciation and Amortization.  Depreciation and amortization expenses increased $0.1 million for 2006 compared to 2005 due to property additions.

Income From Operations.  Income from operations increased $25.2 million, or 27.1%, from $93.1 million in 2005 to $118.3 million in 2006. Intermodal segment income from operations increased $23.1 million reflecting a $22.6 million increase in Stacktrain income from operations, a $0.5 million increase in cartage income from operations and no change in rail brokerage income from operations. The Stacktrain increase was due, in part, to the write-off during 2005 of $11.3 million of software development costs, the settlement of a series of arbitration cases and other rate disputes during 2006 that resulted in the reversal of prior expense accruals of $4.2 million, net of related legal costs of $1.1 million, strength in all three lines of Stacktrain business and the 2006 general and administrative accrual adjustment. The cartage increase was due primarily to increased business during 2006 partially offset by higher compensation costs associated with increased employment and higher personal injury/property damage costs during 2006. Our rail brokerage income from operations was the same in both years and reflected yield management and cost control efforts which offset declining intermodal volumes in 2006.

Logistics segment income from operations decreased $3.8 million compared to 2005. The decrease for our truck services unit was due primarily to the increase in lower rated brokerage business coupled with higher fuel costs, and our warehousing and distribution unit reported lower income from operations due to the customer moving to their own regional distribution center, as mentioned above, coupled with increased handling and cargo claim costs. The decrease in income from operations for our supply chain services unit was due to the loss of a customer as well as decreases from existing customers and expenses related to a legal case. These decreases in income from operations were partially offset by increases in income from operations for our international unit where import/export business remains strong, our truck brokerage unit due to yield management and cost control efforts, and reduced corporate costs due primarily to legal settlements and reduced bonus accruals. Adjusted to exclude the $11.3 million charge for the write-off of Stacktrain computer software, consolidated income from operations for 2005 would have been $104.4 million. See the table below for a reconciliation of as reported results to adjusted results.

Interest Expense, Net.  Interest expense, net, decreased by $1.6 million, or 19.5%, for 2006 compared to 2005 due primarily to a lower level of outstanding debt during 2006. At December 29, 2006, total long-term debt was $59.0 million, $31.0 million less than the $90.0 million at December 30, 2005. Interest rates increased from approximately 5.2% during 2005 to 6.9% during 2006.

Income Tax Expense.  Income tax expense increased $9.4 million in 2006 compared to 2005 due to higher pre-tax income in 2006, partially offset by a slightly lower effective tax rate of 38.8% for 2006 compared to 40.0% for 2005. The decline in the effective tax rate was due to a revaluation of state tax rates.

Net Income.  Net income increased by $17.4 million from $50.9 million in 2005 to $68.3 million in 2006 reflecting the higher income from operations (up $25.2 million) as discussed above, combined with reduced interest costs (down $1.6 million) associated with the lower level of outstanding debt during 2006. Net income in 2006 also reflected higher income tax expense (up $9.4 million) related to a higher pre-tax income, partially offset by a lower effective tax rate in 2006. The 2005 write-off of software development costs impacted net income by $6.8 million in that year. Adjusted to exclude the $11.3 million pre-tax charge ($6.8 million after-tax) for the write-off of Stacktrain computer software, net income for 2005 would have been $57.7 million.

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

Fiscal Year Ended December 30, 2005 Compared to Fiscal Year Ended December 31, 2004

The following table sets forth our reclassified historical financial data for the fiscal years ended December 30, 2005 and December 31, 2004. The reclassification reflects the movement of our rail brokerage operations from our logistics segment (formerly our retail segment) to our intermodal segment (formerly our wholesale segment). There was no impact to consolidated financial results.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 30, 2005, and December 31, 2004

(in millions)

	2005	2004	Change	% Change
Revenues
Intermodal	$1,402.6	$1,340.4	$62.2	4.6%
Logistics	458.1	471.0	(12.9)	(2.7)
Inter-segment elimination	(0.6)	(3.3)	2.7	(81.8)

Total	1,860.1	1,808.1	52.0	2.9

Cost of purchased transportation and services
Intermodal	1,049.7	1,018.7	31.0	3.0
Logistics	379.5	397.7	(18.2)	(4.6)
Inter-segment elimination	(0.6)	(3.3)	2.7	(81.8)

Total	1,428.6	1,413.1	15.5	1.1

Direct operating expenses
Intermodal	115.4	110.7	4.7	4.2
Logistics	-	-	-	-

Total	115.4	110.7	4.7	4.2

Selling, general & administrative expenses
Intermodal	111.2	104.5	6.7	6.4
Logistics	71.9	67.7	4.2	6.2
Corporate	21.7	18.4	3.3	17.9

Total	204.8	190.6	14.2	7.5

Write-off of computer software
Intermodal	11.3	-	11.3	n.m.
Logistics	-	-	-	-
Corporate	-	-	-	-

Total	11.3	-	11.3	n.m.

Depreciation and amortization
Intermodal	5.5	5.8	(0.3)	(5.2)
Logistics	1.3	1.4	(0.1)	(7.1)
Corporate	0.1	-	0.1	n.m.

Total	6.9	7.2	(0.3)	(4.2)

Income from operations
Intermodal	109.5	100.7	8.8	8.7
Logistics	5.4	4.2	1.2	28.6
Corporate	(21.8)	(18.4)	(3.4)	18.5

Total	93.1	86.5	6.6	7.6

Interest expense, net	8.2	9.6	(1.4)	(14.6)
Income tax expense	34.0	29.7	4.3	14.5

Net income	$50.9	$47.2	$3.7	7.8%

Revenues.  Revenues increased $52.0 million, or 2.9%, for the fiscal year ended December 30, 2005 compared to the fiscal year ended December 31, 2004. Intermodal segment revenues increased $62.2 million, reflecting increases in both cartage and Stacktrain operations partially offset by a decline in our rail brokerage revenues. While our rail brokerage unit reported higher income from operations for 2005 compared to 2004 due primarily to yield management and cost cutting efforts, revenues decreased by 3.7% due to decreased intermodal traffic volumes during 2005 partially offset by a higher fuel surcharge in 2005. These yield management and cost cutting efforts included taking advantage of quick pay discounts, eliminating inefficient routings and selecting lower cost vendors. Depressing intermodal segment revenues during 2005 was the Union Pacific embargo of Southern California locations due to severe weather conditions in January 2005 and during 2004 was the West Coast independent owner-operator truckers’ work stoppage. The core rail carrier service issues, while somewhat improved, continued into 2005 from 2004. During 2005, we continued to work with our rail service providers to improve that situation. In addition, hurricane activity impaired operations during both years. Stacktrain revenues increased $119.4 million in 2005 compared to 2004 and reflected increases in Stacktrain third-party domestic, automotive, international and container per diem revenues. The 2004 fiscal year had an extra work week which did not occur in 2005, accounting for approximately $14.5 million of 2004 revenues. The year-over-year increases in the three Stacktrain lines of business were as follows:

•

The 16.9% increase in Stacktrain third-party domestic freight revenues was due to increases during 2005 compared to 2004 from several intermodal marketing companies, including our own rail brokerage operations. In addition to selective rate increases implemented during the year, a 14.8% average fuel surcharge was in effect during 2005 compared to a 7.1% average surcharge during 2004. The increase in fuel surcharge reflects the increase in fuel costs charged to us by our underlying service providers as discussed below under the heading “Cost of Purchased Transportation and Services.” Domestic containers handled increased 4.3% over 2004 and the average freight revenue per container increased 12.0%.

•

The 8.7% increase in automotive freight revenues was due to a volume increase of 4.1% over 2004, reflecting increases from all but one of our automotive customers, coupled with a 4.4% increase in the average freight revenue per container.

•

The 17.4% increase in Stacktrain international revenues was due to a 10.4% increase in the average freight revenue per container coupled with a 6.4% increase in containers handled primarily from one international shipper.

Overall containers handled increased 4.6% for 2005 compared to 2004. The $6.0 million 2005 increase in container and chassis per diem revenue resulted from more containers in service during 2005 compared to 2004. In addition, a new Stacktrain per diem billing system was completed during the first quarter of 2005 which improved billing and collection efforts. Cartage revenues increased $5.6 million due to increased revenue from the nine new cartage locations opened in early 2005, primarily in the northeast and southeast sections of the United States, although revenue growth was initially slow at these locations. In addition, depressing cartage revenue growth was owner-operator acquisition and retention issues. We sought to address these issues through efforts designed to improve the quality of drivers acquired by utilizing more efficient on-boarding processes and to address other driver issues to allow for longer driver retention.

Revenues in our logistics segment decreased $12.9 million, or 2.7%, for 2005 compared to 2004 due to decreased revenues in our highway brokerage unit partially offset by increased revenues from the remaining logistics units. Our highway brokerage unit experienced a 25.2% decline in revenues during 2005 compared to 2004 due to the completion of transitioning a customer to another service provider, partially offset by increases in brokered freight activities. Truck services revenues were up 18.1% due to additional agents in 2005 and an increase in the amount of freight brokered due to high transportation demand for that unit. Our international unit revenues were up 14.0% due to continuing strong import/export business compared to 2004 which more than offset reduced international relief shipments during 2005. Warehousing and distribution revenues were up 4.8% due to additional business from existing customers, cost control and yield management efforts. Revenues for our supply chain services unit increased 5.4% due to expansion of services to and other increases from existing customers.

Cost of Purchased Transportation and Services.  Cost of purchased transportation and services increased $15.5 million, or 1.1%, for the fiscal year ended December 30, 2005, compared to the fiscal year ended December 31, 2004. The intermodal segment’s cost of purchased transportation and services increased $31.0 million, or 3.0%, for 2005 compared to 2004 reflecting increases in Stacktrain and cartage costs partially offset by decreased rail brokerage costs. The Stacktrain increase was related to the increased shipments noted above combined with an 8.6% increase in the cost per container due primarily to increased fuel costs from our underlying service providers and changes in business mix. The 2004 fiscal year had an extra work week which did not occur in 2005, accounting for approximately $10.3 million of the 2004 expense. The cartage increase was also due primarily to increased shipments noted above coupled with higher owner-operator costs, fuel costs and equipment charges during 2005. The rail brokerage decrease was due to decreased intermodal volumes as noted above. The overall gross margin percentage for the intermodal segment increased slightly from 24.0% in 2004 to 25.2% in 2005.

Cost of purchased transportation and services in our logistics segment decreased $18.2 million, or 4.6% in 2005 as compared to 2004 due primarily to the decreases in business discussed above. The overall gross margin percentage on our logistics business increased from 15.6% in 2004 to 17.2% in 2005 primarily reflecting changes in business mix and improved yield management efforts. The reduction in business from the transitioning of a customer in our highway brokerage unit to another transportation provider contributed to the gross margin percentage increase as this customer was a low gross margin account. Also contributing to the gross margin percentage increase in 2005 was an increase in the warehousing and distribution gross margin percentage due to improved handling and yield management and the inclusion in 2004 of costs to vacate temporary warehousing facilities. These increases were partially offset by a decline in margin percentage in our truck services unit due to the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner-operators. Our international unit also experienced a margin percentage decline reflecting an increase in lower margin import business in 2005 compared to 2004. The gross margin percentages in our remaining logistics segment units for 2005 were comparable to 2004.

Direct Operating Expenses.  Direct operating expenses, which are only incurred by our intermodal Stacktrain operations, increased $4.7 million, or 4.2%, in 2005 compared to 2004 due primarily to increased container and chassis lease and maintenance costs attributable to the larger fleet size during 2005. At December 30, 2005, we had 8.9% or 2,316 more containers and 10.9% or 2,820 more chassis than at December 31, 2004. The extra work week in the 2004 fiscal year accounted for approximately $2.1 million of the 2004 expense.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $14.2 million, or 7.5%, in 2005 compared to 2004. During 2005, we expensed $3.3 million relating to the settlement of legal cases. These cases related to our cartage, truck services and corporate units. The overall increase was also the result of increased compensation expense associated with a 4% wage increase effective January 1, 2005. Average employment during 2005 of 1,705 was three less than the average of 1,708 during 2004. Also contributing to the increase were professional fees and costs related to various continuing legal matters, excluding those settled as discussed above. In addition, during 2005, $8.3 million was accrued for employee bonuses compared to $3.7 million in 2004 due to our achievement of the financial results to permit the payment of higher employee bonuses in 2005. Also contributing to the increased 2005 expense was the receipt during 2004 of an insurance settlement related to the September 11, 2001 terrorist attack, which reduced costs in 2004. The overall increase in expense relative to the prior year was partially offset by reduced temporary warehouse rental expense in our logistics segment during 2005 due to vacating temporary warehouses in 2004, as well as reduced costs related to compliance with the Sarbanes-Oxley Act of 2002.

Write-off of Computer Software.  During the second quarter of 2005, based on an internal analysis of the cost to continue a computer software development project started in 2001 and an assessment of a review by an independent third-party, we decided to abandon the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operations. A total of $11.3 million, which had been capitalized in property and equipment for the development of the software, was written-off. We will continue to avail ourselves of the services and support for up to the next 13 years under the existing long-term agreement with APL Limited.

Depreciation and Amortization.  Depreciation and amortization expenses decreased by $0.3 million, or 4.2%, for 2005 compared to 2004 due to property retirements.

Income From Operations.  Income from operations increased $6.6 million, or 7.6%, from $86.5 million in 2004 to $93.1 million in 2005. Intermodal segment income from operations increased $8.8 million, reflecting an $8.2 million increase in Stacktrain income from operations and a $2.5 million increase in rail brokerage income from operations, partially offset by a $1.9 million decrease in cartage income from operations. The Stacktrain increase was due to strength in all three lines of Stacktrain business as well as increased container and chassis per diem related to more containers in service during 2005, partially offset by the write-off of $11.3 million of software development costs in 2005 and $1.7 million of income from operations from the extra work week in fiscal year 2004. The rail brokerage increase was due primarily to yield management and cost cutting efforts. The cartage decrease was due primarily to a legal settlement mentioned above combined with higher owner-operator costs related to the acquisition and retention of owner-operators, and higher fuel costs and equipment charges during 2005 compared to 2004. Logistics segment income from operations increased $1.2 million for the year reflecting increases at the warehouse and distribution, highway brokerage and international units. This was partially offset by reduced income from operations at the truck services and supply chain services units. Income from operations for 2005 was adversely impacted by corporate costs related to the settlement of the litigation mentioned above coupled with increased bonus accruals in 2005, partially offset by reduced costs related to compliance with the Sarbanes-Oxley Act of 2002. Excluding the $11.3 million charge for the write-off of Stacktrain computer software, overall income from operations for 2005 would have been $104.4 million. See the table above for a reconciliation of as reported results to adjusted results.

Interest Expense, Net.  Interest expense, net decreased by $1.4 million, or 14.6%, for 2005 compared to 2004 due primarily to a lower level of outstanding debt during the year. At December 30, 2005, total long-term debt was $90.0 million, $64.1 million less than the $154.1 million at December 31, 2004. Interest rates increased from an average of approximately 4.0% during 2004 to 5.2% during 2005.

Income Tax Expense.  Income tax expense increased $4.3 million in 2005 compared to 2004 due to higher pre-tax income in 2005, combined with a higher effective tax rate of 40.0% for 2005 compared to 38.6% for 2004. The effective tax rate for 2004 was lower than the rate for 2005 due to a state tax rate study reducing the rate for 2004.

Net Income.  Net income increased $3.7 million from $47.2 million in 2004 to $50.9 million in 2005 reflecting the higher income from operations (up $6.6 million) as discussed above, combined with reduced interest costs (down $1.4 million) associated with the lower level of outstanding debt during 2005, partially offset by higher income tax expense (up $4.3 million) related to a higher pre-tax income and a higher effective tax rate in 2005. Excluding the $11.3 million pre-tax charge ($6.8 million after-tax) for the write-off of Stacktrain computer software, net income for 2005 would have been $57.7 million. See the table above for a reconciliation of as reported results to adjusted results.

Liquidity and Capital Resources

Cash generated by operating activities was $63.6 million, $100.9 million and $44.4 million for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively. The decrease in cash provided by operating activities in 2006 was due primarily to the unusually high amount reported in 2005 and higher tax and bonus payments in 2006 (accrued in 2005), partially offset by a higher income from operations and reduced interest charges in 2006. Both trade accounts receivable and payable were slightly elevated at year-end 2004 and by year-end 2005 were at more normal levels resulting in the higher 2005 cash flow. In addition, the completion of the transitioning of a highway brokerage customer to another service provider also contributed to the 2005 increase. The increase in cash provided by operating activities in 2005 was due primarily to a higher income from operations compared to 2004 combined with the $11.3 million non-cash write-off of computer software and the timing of receivables and payables. Income taxes paid were $37.4 million, $24.6 million and $12.7 million in 2006, 2005 and 2004, respectively. Interest paid was $6.7 million, $7.7 million and $8.4 million in 2006, 2005 and 2004, respectively. Interest expense, net for 2007 is expected to be approximately $5.5 million. Cash generated by operating cash flows in 2007 is projected to be between $80.0 million and $85.0 million.

We had working capital of $64.3 million and $55.0 million at December 29, 2006 and December 30, 2005, respectively. The increase in 2006 was due primarily to decreased accrued liabilities including litigation reserves, employee bonuses and tax liabilities in 2006. This was partially offset by reduced accounts receivable due to the less than anticipated peak shipping season during the fourth quarter of 2006.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 29, 2006, our major commitments (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$59.0	$-	$-	$59.0	$-
Interest on long-term debt	16.9	4.8	9.6	2.5	-
Operating leases	432.6	80.1	146.5	112.2	93.8
Equipment obligation	7.7	0.8	1.9	1.9	3.1
Dividends	5.6	5.6	-	-	-
Volume incentives	12.5	12.5	-	-	-
APL IT agreement	140.1	10.5	21.4	21.9	86.3
Other IT agreements	10.9	4.0	3.7	1.6	1.6
HR agreements	0.9	0.2	0.4	0.3	-
Purchased transportation	26.3	26.3	-	-	-

Total	$712.5	$144.8	$183.5	$199.4	$184.8

Our total long-term debt (as refinanced, see below) was originally incurred to finance our recapitalization and the acquisition of Pacer Logistics in 1999 and the four acquisitions made in 2000. Interest expense on long-term debt was estimated using current rates for all periods based upon required repayments. The majority of the operating lease requirements relate to our Stacktrain unit’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases require renewal or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $69.5 million in 2006, $70.7 million in 2005 and $67.8 million in 2004. The equipment obligation is our estimate of operating lease payments on 647 53-foot containers and 100 53-foot chassis ordered, but yet to be financed. We anticipate financing the equipment through operating leases. The dividends reflected in the table were paid on January 10, 2007. Volume incentives relate to amounts payable to companies that ship on our Stacktrain unit and have met certain volume shipping commitments for the year 2006. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The APL IT agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, none being presently contemplated, our obligation under the contract would be limited to only $3.5 million. The Other IT agreements reflect telecommunications commitments for voice, data and frame relay services, the costs of outsourcing our computer help desk function and other IT and telecommunications licensing, usage and maintenance commitments. The HR agreements reflect our human resources benefit system and payroll processing contract. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at year-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under our revolving credit facility will be adequate to meet our working capital, capital expenditure, dividend and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in June 2008. Due to our voluntary debt repayments during the year, our next required debt payment under our term loan is at the maturity date of June 2010.

Cash flows used in investing activities were $3.5 million, $5.0 million and $4.3 million for 2006, 2005 and 2004, respectively. The use of cash in 2006 was primarily for normal computer replacement items, partially offset by net proceeds of $0.2 million from the sale of property. The use of cash in 2005 was primarily for normal computer replacement items. This was partially offset by net proceeds of $0.3 million from the sale of property. The use of cash in 2004 includes $1.0 million for a new cartage operating system with the remaining amounts for normal computer system replacement items. This was partially offset by net proceeds of $0.3 million from the sale of property.

In March 2001, we commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operation. At July 1, 2005, an aggregate of $11.3 million had been paid to third parties for the acquisition and development of software in connection with the conversion project, which had been capitalized in property and equipment under Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). During the development phase of the project, the third party developer went bankrupt, executing a general assignment for creditors under California law. Under a settlement agreement with the assignee, we received a cash payment of approximately $102,000 out of the developer’s assets and took delivery of the partially completed software code that had been developed under the contract. With the assistance of independent consultants, we evaluated the extent of the software development work that had been performed and the feasibility of completing the development of the software and placing it into service. In the second quarter of 2005, following completion of our evaluation, we determined to abandon the software and to write-off the $11.3 million of capitalized costs in that quarter, constituting all of the development costs previously capitalized in connection with this project. We continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited.

Capital expenditures for 2007 are budgeted at $5.0 million primarily for normal computer replacement items.

Cash flows used in financing activities were $69.0 million, $86.5 million and $40.7 million for 2006, 2005 and 2004, respectively. During 2006, we repaid $31.0 million of long-term debt, paid $22.5 million in common stock dividends to shareholders and repurchased and retired $26.8 million of our common stock under a stock repurchase program announced in June 2006. During 2006, options to purchase 647,117 shares of our common stock were exercised for total proceeds to the Company of $4.4 million. The excess tax benefit associated with the exercise of options pursuant to SFAS No. 123(R) was $3.8 million during 2006. During 2005, we repaid $64.1 million of long-term debt and paid our first common stock dividend to shareholders of $5.6 million. During 2005, options to purchase 177,110 shares of our common stock were exercised for total proceeds to the Company of $1.8 million. The proceeds were used for general corporate purposes. During 2004, we repaid $60.0 million of long-term debt. Also during 2004, options to purchase 119,120 shares of our common stock were exercised for total proceeds to the Company of $0.7 million. The proceeds were used for general corporate purposes.

The credit agreement consists of a seven-year term loan facility due June 10, 2010, with an original principal amount of $255.0 million, and a five-year $75.0 million revolving credit facility due June 10, 2008. On September 14, 2005, we entered into an amendment to our credit agreement to, among other things, increase the maximum aggregate cash dividends payable by us. On April 28, 2005 we negotiated a repricing for the seven-year term loan. The repricing resulted in an immediate reduction of  1/2 of 1 percent to the applicable interest rate margin. The applicable margin is subject to further reductions based upon our achieving certain financial ratios.

The seven-year term loan portion of the credit agreement, as amended, bears, at our option, interest at a base rate plus a margin between 0.50% to 1.00% per annum, or at a Eurodollar rate plus a margin between 1.50% and 2.00% per annum, in each case depending on the leverage ratio attained. The revolving loan facility portion of the credit agreement, as amended, bears interest, at our option, at a base rate plus a margin between 1.25% to 2.25% per annum, or at a Eurodollar rate plus a margin between 2.25% to 3.25% per annum, in each case depending on the leverage ratio attained. The base rate is the higher of the prime lending rate of the administrative agent,  1/2 of 1% in excess of the federal funds rate, or  1/2 of 1% of an adjusted certificate of deposit rate. The credit agreement is guaranteed by all of our direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by us and our subsidiaries. The credit agreement contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At December 29, 2006, we were in compliance with these covenants. At December 29, 2006, we had $57.5 million available under the $75.0 million revolving credit facility, net of $17.5 million of outstanding letters of credit and the term loan portion of the credit agreement had an outstanding balance of $59.0 million.

During 2006, the intermodal segment received 2,360 53-ft. leased containers and 4,552 53-ft. and 40-ft. leased chassis, and returned 2,033 primarily 48-ft leased containers and 1,684 primarily 48-ft. and 40-ft. leased chassis. During 2006, four railcars were destroyed. On order at the end of 2006 were 647 53-ft. containers and 100 53-ft chassis to be delivered by April 2007.

During 2005, the intermodal segment received 4,422 primarily 53-ft. leased containers and 3,926 primarily 53-ft. leased chassis and returned 2,106 primarily 48-ft leased containers and 1,106 primarily 48-ft. leased chassis. During 2005, four railcars were destroyed.

During 2004, the intermodal segment received 4,321 primarily 53-ft. leased containers and 3,853 primarily 53-ft. leased chassis and returned 1,917 primarily 48-ft leased containers and 2,248 primarily 48-ft. leased chassis. During 2004, three railcars were destroyed.

Common Stock Repurchase Program

On June 12, 2006, we announced that our Board of Directors had authorized the purchase of up to $60 million of our common stock. The authorization expires on June 15, 2008. We repurchased and retired a total of 965,818 shares at an average price of $27.72 per share through December 29, 2006. At December 29, 2006, up to $33.2 million may be purchased under the foregoing authorization. We intend to make further share repurchases from time to time as market conditions warrant.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for us on December 30, 2006 (the first day of our 2007 fiscal year). The adoption of FIN 48 will not have a material impact on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for us on December 29, 2007 (the first day of our 2008 fiscal year). We are currently evaluating the impact that this statement will have on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108, that requires public companies to utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB No. 108 did not have a material effect on our results of operations or financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. The quantitative information presented below and the additional qualitative information presented above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1 and 2 to the notes to our consolidated financial statements included in this Annual Report on Form 10-K describe significant aspects of our financial instrument programs which have market risk.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 29, 2006 or December 30, 2005.

Based upon the average variable interest rate debt outstanding during 2006, a 100 basis point change in our variable interest rates would have affected our 2006 pre-tax earnings by approximately $0.8 million. For 2005, a 100 basis point change in our variable interest rates would have affected our 2005 pre-tax earnings by approximately $1.2 million. For 2004, a 100 basis point change in our variable interest rates would have affected our 2004 pre-tax earnings by approximately $1.9 million.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including supplementary data and the accompanying report of independent registered public accounting firm, are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1 filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls.  We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 29, 2006. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of December 29, 2006 based on the disclosure controls evaluation.

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

Conclusion.  Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of December 29, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting.  During 2006, we reviewed our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Our review is designed to identify potential changes that may enhance the efficiency, while maintaining the effectiveness, of our internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the company’s internal control over financial reporting as of December 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and that criteria, management concludes that, as of December 29, 2006, the company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2006 as stated in their report beginning on page F-2.

ITEM 9B. OTHER INFORMATION

None.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors.

The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors” in our Proxy Statement for our 2007 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2006 fiscal year.

(b)	Identification of Executive Officers.

Certain information concerning our executive officers is presented in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c)	Audit Committee Information; Financial Expert.

The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading “Audit Committee” in our Proxy Statement for our 2007 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2006 fiscal year.

(d)	Section 16(a) Compliance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2007 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2006 fiscal year.

(e)	Code of Ethics.

Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our Board of Directors on January 27, 2004. Our code of ethics is posted on our website at www.pacer-international.com in the “Investor Relations” sub-pages and is also available free of charge by written request to our CFO at Pacer International, Inc., 2300 Clayton Road, Suite 1200, Concord, California 94520. Any amendment to, or waiver from, our code of ethics will be posted on our website within four business days following such amendment or waiver.

(f)	Policy for Nominees.

The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading “Nominating and Corporate Governance Committee” in our Proxy Statement for our 2007 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2006 fiscal year. No material changes to the nominating process have occurred.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussions under the headings “2006 Director Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider

Participation” in our Proxy Statement for our 2007 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2006 fiscal year. The information required under Item 407(e)(5) of Regulation S-K is set forth under the heading “Compensation Committee Report” in our Proxy Statement for our 2007 annual meeting of shareholders, and is being furnished in this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, with respect to equity compensation plan information and security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, in our Proxy Statement for our 2007 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2006 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the discussion under the headings “Certain Relationships and Related Transactions,” “Review, Approval or Ratification of Transactions with Related Persons” and “Director Independence” in our Proxy Statement for our 2007 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2006 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the discussion under the headings “Fees Billed by Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” in our Proxy Statement for our 2007 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2006 fiscal year.

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

Schedule II — Valuation and Qualifying Accounts, for each of the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, which appears on page S-1, is filed as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002). (Commission File No. 0-49828).

3.2	Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2002). (Commission File No. 0-49828).

4.1	Credit Agreement, dated as of June 10, 2003, among Pacer International, Inc., various lending institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York Branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2003). (Commission File No. 0-49828).

4.2	First Amendment to Credit Agreement, dated as of November 17, 2003, among Pacer International, Inc., various lending institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 29, 2003). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description

4.3	Second Amendment to Credit Agreement, dated as of April 28, 2005, among Pacer International, Inc., various lending institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 5, 2005). (Commission File No. 0-49828).

4.4	Third Amendment and Consent to Credit Agreement, dated as of September 14, 2005, among Pacer International, Inc., various lending institutions, Credit Suisse First Boston, Cayman Islands Branch and Harris Trust & Savings Bank, as Co-Documentation Agents, Bear Stearns Corporate Lending Inc. and Credit Lyonnais New York branch, as Co-Syndication Agents, and Deutsche Bank Trust Company Americas, as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2005). (Commission File No. 0-49828).

10.1	Non-Competition Agreement, dated as of May 28, 1999, among Neptune Orient Lines Limited, APL Limited, Pacer International, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.5 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.2	Administrative Services Agreement, dated as of May 29, 2000, between APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). (Registration File No. 333-53700).

10.3	IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited, APL Land Transport Services, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 10.10 to the Company’s Registration Statement on Form S-4 dated November 5, 1999). (Registration File No. 333-85041).

10.4	Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.5	Equipment Supply Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.6	Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.7	Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002, between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

Exhibit Number	Exhibit Description

10.8	Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the Company’s Registration Statement on Form S-4 dated October 7, 1999). (Registration File No. 333-85041).

10.9	Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

10.10	Rail Car Lease Agreement, dated September 1, 2000, among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000). (Commission File No. 333-85041).

10.11	Pacer International, Inc. 1999 Stock Option Plan, including forms of stock option agreements (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). Registration File No. 333-53700).+

10.12	Amendment No. 1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.13	Amendment No. 2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.14	Amendment to the Pacer International, Inc. 1999 Stock Option Plan and the Stock Option Agreements Evidencing Outstanding Options Granted Thereunder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

10.15	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.16	Amendment to the Stock Option Agreements Evidencing Outstanding Options Granted Under the Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006) . (Commission File No. 0-49828).+

10.17	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Employee.+

10.18	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Non-Employee Director.+

10.19	Equipment Use Agreement, dated May 28, 1999, between PAMC LLC and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). (Registration File No. 333-53700).

Exhibit Number	Exhibit Description

10.20	Amendment No. 1 to Domestic Incentive Agreement, dated January 1, 2001, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001). (Registration File No. 333-53700).

10.21	Rail Car Lease Agreement, dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.22	Rail Car Lease Agreement, dated January 2001, between LaSalle National Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.23	Rail Car Lease Agreement, dated February 14, 2001, between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.24	Employment Agreement for Donald C. Orris dated March 31, 1997, as amended April 7, 1999. (Incorporated by reference to Exhibit No. 10.1 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).+

10.25	Amended and Restated Employment Agreement, dated March 1, 2003, between Pacer Global Logistics, Inc. and Jeffrey R. Brashares. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002). (Commission File No. 333-85041).+

10.26	Employment Agreement, dated January 16, 2002, between Pacer International, Inc. and Charles T. Shurstad. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).+

10.27	Employment Agreement, dated December 1, 1998, between Pacer International, Inc. and Lawrence C. Yarberry, (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2000). (Commission File No. 333-85041).+

10.28	Employment Agreement, dated August 22, 2001, between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2001). (Commission File No. 333-85041).+

10.29	Master Lease Agreement, dated April 16, 2003, between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003). (Commission File No. 0-49828).

10.30	Master Equipment Lease Agreement, dated December 1, 2003, between Fleet Capital Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description

10.31	Employment Agreement, dated October 1, 2003, between Pacer International, Inc. and Michael Uremovich. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K /A for the year ended December 26, 2003). (Commission File No. 0-49828).+

10.32	Amendment dated June 30, 2004 to Master Lease Agreement, dated April 16, 2003, between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).

10.33	Amended and Restated Employment Agreement, dated October 27, 2004, between Pacer International, Inc. and C. William Smith (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).+

10.34	Amended and Restated Employment Agreement, dated October 26, 2004, between Pacer International, Inc. and Brian C. Kane (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).+

10.35	Employment Agreement, dated March 3, 2005, between Pacer International, Inc. and Alex Munn (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 7, 2005). (Commission File No. 0-49828).+

10.36	Amendment dated February 19, 2007 to Employment Agreement, dated August 22, 2001 between Pacer International, Inc. and Michael F. Killea.+

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K /A for the year ended December 26, 2003). (Commission File No. 0-49828).

21	Subsidiaries of the Pacer International, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Michael E. Uremovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence C. Yarberry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Michael E. Uremovich and Lawrence C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99	Pacer International, Inc. Historical Quarterly Operating Segment Data

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

PACER INTERNATIONAL, INC.

Date: February 21, 2007	By:	/s/ Lawrence C. Yarberry
Lawrence C. Yarberry Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 21, 2007	By:	/s/ Michael E. Uremovich
Michael E. Uremovich Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 21, 2007	By:	/s/ Donald C. Orris
Donald C. Orris Director

Date: February 21, 2007	By:	/s/ Bruce H. Spector
Bruce H. Spector Director

Date: February 21, 2007	By:	/s/ Robert F. Starzel
Robert F. Starzel Director

Date: February 21, 2007	By:	/s/ Andrew C. Clarke
Andrew C. Clarke Director

Date: February 21, 2007	By:	/s/ Robert S. Rennard
Robert S. Rennard Director

Date: February 21, 2007	By:	/s/ P. Michael Giftos
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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Pacer International, Inc.:

We have completed integrated audits of Pacer International, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 29, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15, present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 29, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 20, 2007

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29, 2006	December 30, 2005
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$-	$9.1
Accounts receivable, net of allowances of $5.3 million and $6.4 million, respectively	210.4	219.3
Prepaid expenses and other	15.5	10.8
Deferred income taxes	2.4	4.0

Total current assets	228.3	243.2

Property and equipment
Property and equipment at cost	97.6	94.8
Accumulated depreciation	(64.8)	(58.7)

Property and equipment, net	32.8	36.1

Other assets
Goodwill	288.3	288.3
Deferred income taxes	1.5	9.1
Other assets	14.4	13.5

Total other assets	304.2	310.9

Total assets	$565.3	$590.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$-	$-
Book overdraft	3.1	-
Accounts payable and other accrued liabilities	160.9	188.2

Total current liabilities	164.0	188.2

Long-term liabilities
Long-term debt and capital leases	59.0	90.0
Other	5.2	5.3

Total long-term liabilities	64.2	95.3

Total liabilities	228.2	283.5

Commitments and contingencies (Notes 6, 8 & 10)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding		-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 37,145,047 and 37,463,748 issued and outstanding	0.4	0.4
Additional paid-in capital	289.1	277.8
Retained earnings	47.7	28.7
Accumulated other comprehensive loss	(0.1)	(0.2)

Total stockholders’ equity	337.1	306.7

Total liabilities and stockholders’ equity	$565.3	$590.2

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	Dec. 29, 2006	Dec. 30, 2005	Dec. 31, 2004
	(in millions, except share and per share data)
Revenues	$1,887.8	$1,860.1	$1,808.1

Operating expenses:
Cost of purchased transportation and services	1,446.4	1,428.6	1,413.1
Direct operating expenses (excluding depreciation)	123.1	115.4	110.7
Selling, general and administrative expenses	193.0	204.8	190.6
Write-off of computer software (Note 8)	-	11.3	-
Depreciation and amortization	7.0	6.9	7.2

Total operating expenses	1,769.5	1,767.0	1,721.6

Income from operations	118.3	93.1	86.5

Interest expense	(7.1)	(8.7)	(9.7)
Interest income	0.5	0.5	0.1

Income before income taxes	111.7	84.9	76.9

Income taxes	43.4	34.0	29.7

Net income	$68.3	$50.9	$47.2

Earnings per share (Note 12):

Basic:
Earnings per share	$1.83	$1.36	$1.27

Weighted average shares outstanding	37,354,785	37,381,647	37,257,076

Diluted:
Earnings per share	$1.80	$1.34	$1.24

Weighted average shares outstanding	38,020,862	38,042,454	38,140,409

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Unearned Comp- ensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 26, 2003	-	$-	37,167,518	$0.4	$274.2	$(0.2)	$(58.2)	$(0.1)	$216.1

Net income	-	-	-	-	-	-	47.2	-	47.2
Other comprehensive loss	-	-	-	-	-	-	-	(0.1)	(0.1)

Total comprehensive income	-	-	-	-	-	-	47.2	(0.1)	47.1
Amortization – unearned compensation	-	-	-	-	-	0.1	-	-	0.1
Tax benefit from exercise of options	-	-	-	-	0.5	-	-	-	0.5
Issuance of common stock for exercise of options	-	-	119,120	-	0.7	-	-	-	0.7

Balance December 31, 2004	-	$-	37,286,638	$0.4	$275.4	$(0.1)	$(11.0)	$(0.2)	$264.5

Net income	-	-	-	-	-	-	50.9	-	50.9
Other comprehensive loss	-	-	-	-	-	-	-	-	-

Total comprehensive income	-	-	-	-	-	-	50.9	-	50.9
Common stock dividends; $0.30 per share	-	-	-	-	-	-	(11.2)	-	(11.2)
Amortization – unearned compensation	-	-	-	-	-	0.1	-	-	0.1
Tax benefit from exercise of options	-	-	-	-	0.6	-	-	-	0.6
Issuance of common stock for exercise of options	-	-	177,110	-	1.8	-	-	-	1.8

Balance December 30, 2005	-	$-	37,463,748	$0.4	$277.8	$-	$28.7	$(0.2)	$306.7

Net income	-	-	-	-	-	-	68.3	-	68.3
Other comprehensive income	-	-	-	-	-	-	-	0.1	0.1

Total comprehensive income	-	-	-	-	-	-	68.3	0.1	68.4
Common stock dividends; $0.60 per share	-	-	-	-	-	-	(22.5)	-	(22.5)
Stock based compensation	-	-	-	-	1.5	-	-	-	1.5
Tax benefit from exercise of options	-	-	-	-	5.4	-	-	-	5.4
Repurchase and retirement of Pacer common stock	-	-	(965,818)	-	-	-	(26.8)	-	(26.8)
Issuance of common stock for exercise of options	-	-	647,117	-	4.4	-	-	-	4.4

Balance December 29, 2006	-	$-	37,145,047	$0.4	$289.1	$-	$47.7	$(0.1)	$337.1

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Dec. 29, 2006	Dec. 30, 2005	Dec. 31, 2004
	(in millions)
Cash flows from operating activities
Net income	$68.3	$50.9	$47.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.0	6.9	7.2
Gain on sale of property and equipment	(0.2)	(0.1)	-
Deferred taxes	9.2	2.5	12.4
Stock based compensation expense	1.5	-	-
Excess tax benefit from exercise of stock options	(3.8)	-	-
Write-off of computer software	-	11.3	-
Change in operating assets and liabilities
Accounts receivable, net	8.9	12.8	(29.1)
Prepaid expenses and other	(4.7)	(0.6)	1.5
Accounts payable and other accrued liabilities	(23.5)	16.5	4.7
Other	0.9	0.7	0.5

Net cash provided by operating activities	63.6	100.9	44.4

Cash flows from investing activities
Capital expenditures	(3.7)	(5.3)	(4.6)
Proceeds from sales of property and equipment	0.2	0.3	0.3

Net cash used in investing activities	(3.5)	(5.0)	(4.3)

Cash flows from financing activities
Book overdraft	3.1	(18.6)	18.6
Proceeds from issuance of common stock	4.4	1.8	0.7
Excess tax benefit from exercise of stock options	3.8	-	-
Dividends paid to shareholders	(22.5)	(5.6)	-
Repurchase and retirement of Pacer common stock	(26.8)	-	-
Debt, revolving credit facility and capital lease obligation repayment	(31.0)	(64.1)	(60.0)

Net cash used in financing activities	(69.0)	(86.5)	(40.7)

Effect of exchange rate changes on cash	(0.2)	(0.3)	(0.2)

Net increase (decrease) in cash and cash equivalents	(9.1)	9.1	(0.8)

Cash and cash equivalents at beginning of year	9.1	-	0.8

Cash and cash equivalents at end of year	$-	$9.1	$-

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Pacer International, Inc. (“Pacer” or the “Company”) is a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. The Company operates in two segments, the intermodal segment and the logistics segment (see Note 7 to the consolidated financial statements for segment information). The intermodal segment provides services principally to intermodal marketing companies, truck brokers, truckload carriers, transportation intermediaries and international shipping companies. The intermodal segment’s Stacktrain operations’ fiscal year ends on the last Friday in December and the intermodal segment’s local cartage and rail brokerage operations’ fiscal year ends on the last day in December. The logistics segment provides services principally to end-user customers and includes highway brokerage and truck services, warehousing and distribution, international freight forwarding and supply chain management services. Its fiscal year ends on the last day in December.

The Company has operated as an independent, stand-alone company since its recapitalization in May 1999. From 1984 until the recapitalization, the intermodal segment’s Stacktrain business was conducted by various entities owned directly or indirectly by APL Limited.

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

Reclassifications

The Company has changed the components and the names of its two reportable operating segments. All periods presented have been reclassified, with no effect on the Company’s consolidated income from operations, net income or financial position. The rail brokerage unit has been transferred to the intermodal segment (previously called the wholesale segment) and will now be managed and reported along with the Stacktrain and cartage operations. This reclassification incorporates all of the Company’s intermodal operations into one segment. The retail segment has been renamed the logistics segment and consists of the Company’s highway brokerage, truck services, warehousing and distribution, international freight forwarding and supply chain services non-intermodal operations.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At December 29, 2006 and December 30, 2005, accounts receivable included unbilled amounts of $19.4 million and $18.7 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. The Company capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, and payroll and payroll related costs. For assets financed under capital leases, the present value of the future minimum lease payments is recorded at the date of acquisition as property and equipment, with a corresponding amount recorded as a capital lease obligation. In June 2006, the Company’s capitalization policy was updated to reflect a change in estimated useful lives based on economic benefit. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Rail Cars	28 Years
Containers and Chassis	15 Years
Autos/Trucks and Revenue Equipment	5 to 7 Years
Leasehold Improvements	Shorter of term of lease or life of improvement
Other (including computer hardware and software)	3 to 7 Years

When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures, including those on leased assets, that extend an asset’s useful life or increase its utility are capitalized and amortized. Expenditures for maintenance and repairs are expensed as incurred.

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt and are being amortized using the effective interest method over the terms of the related debt which range from 5 to 7 years. At December 29, 2006 and December 30, 2005, unamortized costs were $2.0 million and $3.0 million, respectively.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired. The Company evaluates the carrying value of goodwill and recoverability at least annually and otherwise should events or circumstances occur that bring into question the realizable

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value or impairment of goodwill. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The fair values of the reporting units are determined using an income approach based on the present value of estimated future cash flows.

The Company has allocated goodwill to the reporting units as shown in the table below as of December 29, 2006 and December 30, 2005 (in millions):

	Logistics Segment	Intermodal Segment	Total
Balance at December 29, 2006	$119.3	$169.0	$288.3

Balance at December 30, 2005	$220.7	$67.6	$288.3

The change in allocated goodwill at December 29, 2006 occurred as a result of the movement of the Company’s rail brokerage operations to the intermodal segment (prior wholesale segment) from the logistics segment (prior retail segment) based upon relative fair values. The Company has completed its annual goodwill impairment tests at December 29, 2006, and concluded that no adjustments to the balance of goodwill were required.

Revenue Recognition

The Company’s intermodal segment Stacktrain operation recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. The intermodal segment local cartage and rail brokerage operations recognize revenues when delivery requirements are met. Revenues from the logistics segment transportation activities, including highway brokerage, truck services and international freight forwarding, are recorded when delivery requirements are met. Revenues from warehousing activities are recorded upon receipt at the warehouse and storage revenues are recorded as earned. Supply chain management/consulting services net revenues are recorded as earned. Revenues are reported net of volume discounts provided to customers.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjustment	Total Other Comprehensive Income (Loss)

Balance at December 26, 2003	$(0.1)	$(0.1)

Activity during 2004 (net of $0.02 million tax)	(0.1)	(0.1)

Balance at December 31, 2004	$(0.2)	$(0.2)

Activity during 2005 (net of $0.01 million tax)	-	-

Balance at December 30, 2005	$(0.2)	$(0.2)

Activity during 2006 (net of $0.02 million tax)	0.1	0.1

Balance at December 29, 2006	$(0.1)	$(0.1)

The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

Common Stock

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock. The authorization expires on June 15, 2008. The Company repurchased a total of 965,818 shares at an average price of $27.72 per share through December 29, 2006. The Company intends to make further share repurchases from time to time as market conditions warrant.

Stock-Based Compensation

Effective December 31, 2005, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” or SFAS No. 123(R), which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s stock option plans in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

Prior to December 31, 2005, the Company accounted for stock-based compensation in accordance with provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, compensation cost was recognized

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
	(in millions, except per share amounts)
Net income, as reported	$68.3	$50.9	$47.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.9	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.9)	(1.2)	(1.4)

Net income, pro forma	$68.3	$49.7	$45.8

Earnings per share:
Basic, as reported	$1.83	$1.36	$1.27

Basic, pro forma	$1.83	$1.33	$1.23

Diluted, as reported	$1.80	$1.34	$1.24

Diluted, pro forma	$1.80	$1.31	$1.20

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

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Black-Scholes option-pricing model assumptions:

Weighted average risk-free interest rate	4.8%	4.2%	3.9%
Weighted average volatility	32%	33%	32%
Weighted average dividend yield	2.0%	2.2%	0%
Weighted average expected option term	5.9 years	6.1 years	6.1 years
Weighted average fair value of options granted	$9.53	$8.92	$7.35

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

During 2006, the Company had one customer representing 10.3% of total revenues. The Company had no customers in 2005 or 2004 accounting for 10% or more of revenues.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 will be effective for the Company on December 30, 2006 (the first day of the Company’s 2007 fiscal year). The adoption of FIN 48 will not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year). The Company is currently evaluating the impact that this statement will have on its results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108, that requires public companies to utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its results of operations or financial condition.

NOTE 2. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases are summarized as follows (in millions):

	December 29, 2006	December 30, 2005
Term loan (6.9%; due June 10, 2010)	$59.0	$90.0
Less current portion	-	-

Long-term portion	$59.0	$90.0

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

On April 28, 2005, the Company negotiated a repricing for the seven-year term loan. The repricing resulted in an immediate reduction of  1/2 of 1 percent to the applicable margin. The applicable margin is subject to further reductions based upon the Company achieving certain financial ratios.

The seven-year term loan portion of the credit agreement, as amended, bears, at the Company’s option, interest at a base rate plus a margin between 0.50% to 1.00% per annum, or at a Eurodollar rate plus a margin between 1.50% and 2.00% per annum, in each case depending on the leverage ratio attained. The revolving loan facility portion of the credit agreement, as amended, bears interest, at the Company’s option, at a base rate plus a margin between 1.25% to 2.25% per annum, or at a Eurodollar rate plus a margin between 2.25% to 3.25% per annum, in each case depending on the leverage ratio attained. The base rate is the higher of the prime lending rate of the administrative agent,  1/2 of 1% in excess of the federal funds rate, or  1/2 of 1% of an adjusted certificate of deposit rate. The credit agreement is guaranteed by all of the Company’s direct and indirect subsidiaries and is secured by a first priority perfected security interest in all stock, equity interests, tangible and intangible assets and promissory notes owned by the Company and its subsidiaries. The credit agreement contains restrictions and financial covenants such as a leverage ratio and an interest coverage ratio. At December 30, 2005, the Company was in compliance with these covenants.

At December 29, 2006, the Company had $57.5 million available under the $75.0 million revolving credit facility, net of $17.5 million of outstanding letters of credit. At December 29, 2006, $59.0 million was outstanding under the term loan portion of the credit agreement with a current interest rate of 6.9%. The Company repaid $31.0 million of long-term debt and capital lease obligations in 2006. The Company repaid $64.1 million of long-term debt and capital lease obligations in 2005. The Company repaid $60.0 million of long-term debt and capital lease obligations during 2004. Operating cash flows funded the repayment of the debt prior to and subsequent to the refinancing.

Contractual maturities of long-term debt during each of the five years subsequent to 2006 and thereafter are as follows (in millions):

2007	$-
2008	-
2009	-
2010	59.0
2011	-
Thereafter	-

Total	$59.0

NOTE 3. INCOME TAXES

For federal and state income tax purposes, the 1999 recapitalization of the Company was a taxable business combination and a qualified stock purchase. The buyer and seller jointly agreed to treat the transaction as an asset acquisition in accordance with Section 338(h)(10) of the Internal Revenue Code and such election has been made. An allocation of the purchase price to the tax basis of assets and liabilities based on their respective fair value at May 28, 1999 was finalized for income tax purposes during 1999.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	Dec. 29, 2006	Dec. 30, 2005	Dec. 31, 2004
Current:
Federal	$29.7	$26.8	$16.0
State	4.4	4.1	1.9

Total current	34.1	30.9	17.9
Deferred:
Federal	7.9	2.5	8.5
State	1.4	0.6	3.3

Total deferred	9.3	3.1	11.8

Total provision	$43.4	$34.0	$29.7

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	Dec. 29, 2006	Dec. 30, 2005	Dec. 31, 2004
U.S. federal statutory rate	35.0%	35.0%	35.0%

Increases in rate resulting from:
State tax, net of federal benefit	3.5%	3.5%	4.3%

Revisions to prior years’ estimated liability including tax audit adjustments	-	1.2%	(1.0)%

Other permanent book/tax differences	0.3%	0.3%	0.3%

Net effective tax rate	38.8%	40.0%	38.6%

For 2005, the revisions to prior years’ estimated liability included an adjustment of the effective state tax rate.

For 2004, the revisions to prior years’ estimated liability including tax audit adjustments primarily related to deductions arising from transaction costs incurred in 2000.

All federal income tax returns of Pacer International, Inc. are closed through 2001 and filed through 2005. Management believes that adequate provision has been made for any adjustment that might be assessed for open years through 2006.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 29, 2006 and December 30, 2005 (in millions):

	December 29, 2006	December 30, 2005
Tax loss carry-forwards	$0.2	$0.2
Property and equipment	(9.0)	(9.2)
Allowance for doubtful accounts	2.0	2.4
Accrued liabilities	(5.0)	(3.6)
Tax basis in excess of book – recapitalization	12.7	21.8
Other	3.0	1.5

Total net deferred tax asset	$3.9	$13.1

Current deferred tax asset	$6.4	$7.1
Non-current deferred tax asset	15.3	23.5
Current deferred tax liability	(4.0)	(3.1)
Non-current deferred tax liability	(13.8)	(14.4)

Total net deferred tax asset	$3.9	$13.1

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

NOTE 4. 401(K) PLAN AND STOCK OPTION PLANS

Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2006, 2005 and 2004 were $1.7 million, $1.7 million and $1.4 million, respectively.

The Company has two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). The 1999 Plan provided for initial grants in 1999 to specified employees and subsequent grants in later years to other employees. All options were granted at fair value. The initial grants were divided into three tranches, Tranche A, Tranche B and Tranche C. Subsequent grants consisted of only Tranche B and Tranche C options. Tranche A options vest in five equal installments on the date of the grant’s first five anniversary dates, provided the employee is employed by the Company on each anniversary date. Tranche B options generally vest on the date of grant’s seventh anniversary date if the employee is employed by the Company on that date. However, if on any of the grant’s first five anniversary dates certain per share target values are attained and the employee is employed by the Company on that date, then 20% of the Tranche B options will vest. Accelerated vesting of a portion of the Tranche B options is possible if a sale of the Company occurs prior to the date of grant’s fifth anniversary and the fair market value of the per share consideration to be received by the Company’s shareholders equals or exceeds an amount calculated in accordance with this plan. Tranche C options vest in substantially the same manner as Tranche B options, including partial acceleration upon a sale of the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company, except that the per share target values as of a given anniversary date are increased. The 1999 Plan also provided for options granted to non-employee directors, which vest in four equal installments on the date of grant’s first four anniversary dates. On June 18, 2002, the effective date of the Company’s 2002 Plan discussed below, the Company ceased granting options under the 1999 Plan. The 1999 Plan is administered by the Compensation Committee.

Under the 1999 Plan, a vested option that has not yet been exercised will automatically terminate on the first to occur of the grant’s tenth anniversary, ninety days following the employee’s termination of employment for any reason other than death or disability, twelve months following the employee’s termination of employment due to death or disability, or as otherwise determined by the Compensation Committee.

Each option granted under the 1999 Plan that is vested as of the date of the sale of the Company remains exercisable until the sale’s closing, after which time such option terminates and becomes unenforceable. Tranche A, Tranche B and Tranche C options that are not or do not become vested as of the sale of the Company will vest thereafter in accordance with the time vesting schedules described above, however, an option that vests after the Company is sold will remain exercisable for 10 days before such portion of the option terminates and is of no further force or effect. All options granted under the 1999 Plan are nontransferable except upon death, by such employee’s will or the laws of descent and distribution, or transfers to family members of the employee that are approved by the Compensation Committee.

On June 12, 2002, the first day that the Company’s common stock was traded on The NASDAQ Stock Market, the Company adopted the 2002 Plan under which no more than 2,500,000 shares of common stock may be issued in the aggregate. As of December 29, 2006, the Company has available 1,846,000 shares of common stock for future grant under the 2002 Plan. This amount includes shares added automatically on January 1, 2003, 2004, and 2005, based upon 2.0% of the outstanding shares of common stock as of the last day of the fiscal year preceding such January 1. Any shares of common stock issued under the 1999 Plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full are also available for grant and issuance under the 2002 Plan. In addition, on January 1 of each year, commencing January 1, 2003, as noted above, the aggregate number of shares reserved for issuance under our 2002 Plan will increase automatically by a number of shares equal to 2.0% of the outstanding shares on the last day of the preceding year, except that the Board of Directors may, in its absolute discretion, determine in respect of any year that the automatic increase be less than 2.0% or that no automatic increase occur in respect of that year.

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

Options granted under the 2002 Plan may be exercised only as they vest. The maximum term of options granted under the 2002 Plan may not exceed ten years. Options granted under the 2002 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution. Generally, they may be exercised only by the optionee during his or her lifetime. The Compensation Committee is

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

authorized to determine otherwise and provide for alternative provisions in option agreements with respect to nonqualified options. Options granted under the 2002 Plan generally are exercisable for a period of time after the termination of the optionee’s service to the Company or any of the Company’s subsidiaries. Options under the 2002 Plan generally terminate immediately upon termination of employment for cause.

The following table summarizes the transactions of the Pacer International, Inc. 1999 Stock Option Plan originally adopted May 28, 1999 and the Pacer International, Inc. 2002 Stock Option Plan as of December 29, 2006.

	Options	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
			($ millions)

Balance at December 26, 2003	2,025,618	$9.71

Options exercisable, end of year	672,726	$6.92

Granted	223,500	$18.76
Canceled or expired	(152,925)	$13.54
Exercised	(119,120)	$6.31

Balance at December 31, 2004	1,977,073	$10.64

Options exercisable, end of year	739,248	$7.51

Granted	124,500	$23.05
Canceled or expired	(118,733)	$16.14
Exercised	(177,110)	$10.14

Balance at December 30, 2005	1,805,730	$11.18

Options exercisable, end of year	681,305	$8.27

Granted	178,000	$29.83
Canceled or expired	(25,866)	$10.18
Exercised	(647,117)	$6.76

Balance at December 29, 2006	1,310,747	$15.92	$18.2

Options exercisable, end of year	413,547	$11.42	$7.6
Options available for future grant	1,846,000

The following table summarizes information about stock options outstanding at December 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Common Stock
$ 5.00	149,747	2.3	$5.00	149,747	$5.00
$ 10.00	120,400	3.5	$10.00	40,400	$10.00
$ 12.50	333,500	4.0	$12.50	70,600	$12.50
$ 13.74	48,000	6.1	$13.74	21,000	$13.74
$ 15.00	144,400	5.2	$15.00	26,800	$15.00
$ 15.78	57,000	6.3	$15.78	30,600	$15.78
$15.80 - $19.66	204,800	7.4	$18.93	57,600	$19.22
$19.67 - $21.51	19,900	7.2	$20.67	5,800	$21.05
$21.52 - $25.88	67,000	8.7	$25.79	11,000	$25.80
$25.89 - $35.17	166,000	9.4	$30.13	-	-

Total	1,310,747	5.6	$15.92	413,547	$11.42

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The excess tax benefit realized for the tax deductions from option exercises totaled $5.4 million, $0.6 million and $0.5 million for 2006, 2005 and 2004, respectively. The tax benefit for stock option expense included in the provision for income taxes totaled $0.6 million for 2006. The total intrinsic value of options exercised was $14.3 million, $2.2 million and $1.5 million for 2006, 2005 and 2004, respectively. As of December 29, 2006, there was $2.0 million of total unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 1.97 years.

NOTE 5. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions recorded in the consolidated statements of operations (in millions).

Related Party	Type	Fiscal Year Ended December 29, 2006	Fiscal Year Ended December 30, 2005	Fiscal Year Ended December 31, 2004
Selling, general and administrative expenses:
Apollo Management	Management fee	$-	$-	$0.3
Apollo Management	Shelf registration fees	-	-	0.5
A&G Investments	Facility lease	-	0.6	0.6
Perimeter West	Facility lease	1.8	1.6	1.7

Total related party SG&A expenses		$1.8	$2.2	$3.1

Total related party expenses		$1.8	$2.2	$3.1

On January 7, 2004, the Company filed a shelf registration statement under the Securities Act to register $150.0 million aggregate amount of securities of the Company comprising common stock, preferred stock and warrants to purchase preferred stock that may be offered and sold by the Company from time to time. Under the Company’s registration rights agreement with Coyote Acquisition LLC (“Coyote I”) and Coyote Acquisition II LLC (“Coyote II” and together with Coyote I, “Coyote”), the shelf registration statement also registered for sale from time to time all 8,702,893 shares of common stock beneficially owned by Apollo Investment Fund IV, L.P. (“AIF IV”) and Coyote. On November 10, 2004 and April 8, 2004, the Company filed with the SEC supplements to the prospectus included in the shelf registration statement discussed above for the sale by selling stockholders of all 8,702,893 shares of the Company’s common stock in two underwritten public offerings. The Company bore all of the fees and expenses payable in connection with the shelf registration statement and supplements (other than the underwriting discounts and commissions payable by AIF IV and Coyote), amounting to approximately $0.5 million during 2004. On November 12, 2004, upon the closing of the offering made pursuant to the prospectus supplement filed November 10, 2004, AIF IV and its affiliates had disposed of all of their common stock in the Company and the registration rights agreement terminated.

The Company was party to a management agreement with Apollo Management (“Apollo”), an affiliate of the Company’s principal shareholder until November 2004, for financial and strategic services as the Board of Directors may reasonably request. The fees paid for these services for the year ended December 31, 2004 were $0.3 million. This agreement expired on December 31, 2004.

The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership, of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a former Director and Executive Vice President of the Company and was a stockholder until January 2005. Mr. Steiner was a stockholder until February 2005 and a former Executive Vice President of the Company. Lease payments were $0.6 million and $0.6 million for the years ended December 30, 2005 and December 31, 2004, respectively.

In connection with the acquisition of Rail Van, the Company assumed a lease of a building that had been entered into by Rail Van with Perimeter West LLC, an entity associated with Mr. Brashares, an

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

executive officer of the Company, and certain former shareholders of Rail Van. This lease commenced in April 2001, with an initial annual base rental payment of approximately $1.3 million. Lease payments were $1.8 million, $1.6 million and $1.7 million for the years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively. In November 2006, Perimeter West LLC sold the land and building to an unaffiliated entity.

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

During the second quarter of 2005, the Company engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

plaintiff class. The Company believed that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel had assured would occur if the Company were to prevail in the remand trial) would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter. In the first quarter of 2006, the court granted final approval to the settlement. The claims process, payment calculations and final settlement payments were concluded in the second quarter of 2006, with the company retaining approximately $560,000 in unclaimed funds.

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a class of owner-operators (the “Renteria” class action) not included in the Albillo class. Each of the claims in the Renteria case, which had been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. We believe that the final disposition in our favor of the insurance issue in Albillo precludes the plaintiffs from re-litigating this issue in Renteria, and we have filed a motion for summary adjudication on this issue, which will be heard by the court in March 2007. The Renteria case is currently in the discovery phase, with a trial presently set for August 2007. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of our legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

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

In November 2001, our subsidiary instituted a related case, Pacific Motor Transport Company v. Lockton Companies, Inc., Lockton Risk Services, Inc., and Cambridge Integrated Services Group, Inc., in which we sought to hold an insurance broker, the insurer’s managing general agent, and a claims administrator responsible for our losses in the Dicks case due to their mishandling of our subsidiary’s claim for insurance coverage. At the time of the incident, we maintained a comprehensive insurance program that covered the Dicks claim, subject to a $250,000 deductible. At the conclusion of the Dicks trial, however, the insurer’s agent “reserved rights” and refused to acknowledge any responsibility for losses above $250,000. Our subsidiary sued the insurer, the various Lockton entities and Cambridge. The insurer was subsequently placed into receivership in Pennsylvania and has since gone out of business. In the fourth quarter of 2006, this case was fully settled for an aggregate payment to our subsidiary of $1,750,000.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our subsidiary, Pacer Global Logistics, Inc., through its Supply Chain Service Division (“PGL”), was party to a Logistics Services Agreement with Del Monte Corporation (“Del Monte”) dated March 4, 2005. During 2006, PGL served two separate notices of dispute on Del Monte initiating the agreement’s mandatory dispute resolution process regarding PGL’s right to terminate the agreement due to Del Monte’s material breach and failure to perform certain obligations under the agreement and regarding PGL’s claims for payment from Del Monte of up to $15.7 million in transportation costs incurred by PGL to provide truckload service for Del Monte under the agreement, which has been accrued on PGL’s books and records, and for monetary damages for Del Monte’s material breach and failure to perform certain obligations under the agreement. Without first following the agreement’s mandated dispute resolution procedures, Del Monte filed a notice of arbitration with the American Arbitration Association (“AAA”) seeking a determination that it owes PGL no additional payments under the agreement and seeking damages from PGL in the amount of $40,000,000 for PGL’s alleged breach of contract. Del Monte’s notice did not articulate any basis for its claims. In late March 2006, Del Monte informed PGL that Del Monte would cease using PGL for third party logistics services under the agreement effective May 2006. PGL continues to provide some rail brokerage and highway brokerage services to Del Monte under separate contracts.

After exhausting the agreement’s dispute resolution procedures, PGL then elected to arbitrate its claims against Del Monte before the AAA as provided in the agreement. The separate arbitration cases were consolidated, and after completion of discovery in the third quarter of 2006 Del Monte reduced its claimed damages for PGL’s alleged breach from the original $40 million to $11.4 million. In December 2006, a full hearing was conducted before the arbitrator, and at the conclusion of the hearing the arbitrator requested post-hearing briefs and a final oral argument. Following the hearing, Del Monte dropped its breach of contract claims against PGL, so that the only remaining issues in the case are PGL’s claims for Del Monte’s breach of contract and related money damages and for up to $15.7 million in moneys due and owing from Del Monte for services provided by PGL under the agreement. Del Monte contends that it is only obligated to pay PGL an additional $48,000 for services rendered under the agreement. Based on the evidence presented in the December 2006 hearing and on the post-hearing briefs and oral arguments presented by the parties, the Company believes that PGL has presented valid and meritorious arguments for collection of all moneys claimed to be due and owing to it under the agreement and for its claimed breach of contract damages, but the Company cannot provide any assessment of the probable outcome of the arbitration at this time. The Company presently expects the arbitrator’s decision in the first quarter of 2007.

At December 29, 2006, the Company had a commitment to acquire 647 53-ft. containers and 100 53-ft. chassis through operating leases. Delivery will take place during the first half of 2007.

NOTE 7. SEGMENT INFORMATION

The Company has changed the components and the names of its two reportable operating segments. All periods presented have been reclassified, with no effect on the Company’s consolidated income from operations, net income or financial position. The rail brokerage unit has been transferred to the intermodal segment (previously called the wholesale segment) and will now be managed and reported along with Stacktrain and cartage operations. The intermodal segment provides intermodal rail transportation, intermodal marketing and local trucking services. The retail segment has been renamed the logistics segment and provides highway brokerage, truck services, warehousing and distribution, international freight forwarding and supply chain management services.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents revenues generated by country or geographical area for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 (in millions).

	Fiscal Year Ended
	Dec. 29, 2006	Dec. 30, 2005	Dec. 31, 2004
United States	$1,674.2	$1,661.1	$1,628.7

Foreign Revenues

Mexico	58.3	46.8	45.6
Russia/China	33.6	39.9	36.5
Europe	31.6	30.0	24.8
Far East	19.3	21.5	16.8
Canada	19.2	18.0	16.1
Australia/New Zealand	7.8	9.5	7.2
Mideast	7.4	3.6	5.4
South America	4.5	4.4	3.0
Africa	1.7	2.6	1.2
All Other	30.2	22.7	22.8

Total Foreign Revenues	$213.6	$199.0	$179.4

Total	$1,887.8	$1,860.1	$1,808.1

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal segment Stacktrain operation.

The following table presents reportable segment information for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004 (in millions):

	Intermodal	Logistics	Corp./Other	Consolidated
Fiscal year ended December 29, 2006
Revenues	$1,491.7	$397.0	$-	$1,888.7
Intersegment elimination	(0.2)	(0.7)	-	(0.9)

Subtotal	1,491.5	396.3	-	1,887.8
Income from operations	132.6	1.6	(15.9)	118.3
Depreciation and amortization	5.8	1.1	0.1	7.0
Capital expenditures	2.2	1.5	-	3.7

Fiscal year ended December 30, 2005
Revenues	$1,402.6	$458.1	$-	$1,860.7
Intersegment elimination	(0.2)	(0.4)	-	(0.6)

Subtotal	1,402.4	457.7	-	1,860.1
Income from operations 1/	109.5	5.4	(21.8)	93.1
Depreciation and amortization	5.5	1.3	0.1	6.9
Capital expenditures	3.9	1.4	-	5.3

Fiscal year ended December 31, 2004
Revenues	$1,340.4	$471.0	$-	$1,811.4
Intersegment elimination	(0.6)	(2.7)	-	(3.3)

Subtotal	1,339.8	468.3	-	1,808.1
Income from operations	100.7	4.2	(18.4)	86.5
Depreciation and amortization	5.8	1.4	-	7.2
Capital expenditures	2.8	1.7	0.1	4.6

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment.

1/ Intermodal segment and consolidated income from operations for the fiscal year ended December 30, 2005 includes $11.3 million for the write-off of previously capitalized computer software development costs (see Note 8).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 29, 2006 and December 30, 2005 (in millions):

	2006	2005
Railcars	$26.0	$26.1
Containers and chassis	25.9	25.5
Leasehold improvements and other (including computer hardware and software)	45.7	43.2

Total	97.6	94.8
Less: accumulated depreciation	(64.8)	(58.7)

Property and equipment, net	$32.8	$36.1

Depreciation and amortization of property and equipment was $7.0 million, $6.9 million and $7.2 million for the years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively. The Company retired $0.7 million, $0.2 million and $0.2 million of accumulated depreciation associated with the sale of containers and chassis in 2006, 2005 and 2004, respectively. Equipment under capital lease is included above with a cost of $1.1 million and $1.1 million and accumulated amortization of $1.0 million and $1.0 million at December 29, 2006 and December 30, 2005, respectively.

During 2006, the Company had capital expenditures of $3.7 million primarily for normal computer replacement items. The Company received $0.2 million from the sale of containers and other equipment and retired $0.8 million of property during the year.

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

In March 2001, the Company commenced plans for the conversion from APL Limited’s computer systems to a stand-alone capability for its Stacktrain operation. At July 1, 2005, an aggregate of $11.3 million had been paid to third parties for the acquisition and development of software in connection with the conversion project, which had been capitalized in property and equipment under Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). During the development phase of the project, the third party developer went bankrupt, executing a general assignment for creditors under California law. Under a settlement agreement with the assignee, the Company received a cash payment of approximately $102,000 out of the developer’s assets and took delivery of the partially completed software code that had been developed under the contract. With the assistance of independent consultants, the Company evaluated the extent of the software development work that had been performed and the feasibility of completing the development of the software and placing it into service. In the second quarter of 2005, following completion of our evaluation, the Company determined to abandon the software and to write-off the $11.3 million of capitalized costs in that quarter,

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

constituting all of the development costs previously capitalized in connection with this project. The Company will continue to avail itself of the services and support under its existing long-term technology services agreement with APL Limited.

NOTE 9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities at December 29, 2006 and December 30, 2005 were as follows (in millions):

	2006	2005
Accounts payable	$60.6	$62.1
Accrued rail liability	49.9	54.1
Accrued volume rebates payable	12.5	14.0
Accrued freight payable	6.9	9.9
Accrued equipment maintenance and lease	6.4	4.0
Accrued compensation and benefits	5.9	13.9
Accrued dividends payable	5.6	5.6
Accrued litigation liability	0.8	5.0
Accrued administrative costs	0.3	0.8
Accrued interest payable	0.2	0.8
Accrued income taxes payable	-	6.3
Other accrued liabilities	11.8	11.7

Total accounts payable and other accrued liabilities	$160.9	$188.2

The change in compensation and benefits is due to no bonus accrual during 2006 and the change in income taxes payable is due to the tax benefit derived from the higher than normal exercise of stock options during 2006.

NOTE 10. LEASES

The Company leases doublestack railcars, containers, chassis, tractors, data processing equipment and other property. Future minimum lease payments under noncancelable leases at December 29, 2006 for the five years subsequent to 2006 and thereafter are summarized as follows (in millions):

Operating Leases

2007	$80.1
2008	77.4
2009	69.1
2010	61.7
2011	50.5
Thereafter	93.8

Total minimum payments	$432.6

Rental expense was $103.6 million, $100.5 million and $95.7 million for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

During 2006, we received 2,360 53-ft. leased containers and 4,552 53-ft. and 40-ft. leased chassis, and we returned 2,033 primarily 48-ft leased containers and 1,684 primarily 48-ft. and 40-ft. leased chassis. During 2006, four railcars were destroyed.

During 2005, the Company received 4,422 primarily 53-ft. leased containers and 3,926 primarily 53-ft. leased chassis and returned 2,106 primarily 48-ft leased containers and 1,106 primarily 48-ft. leased chassis. During 2005, four railcars were destroyed.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in revenues. Rental income was $69.5 million, $70.7 million and $67.8 million for the fiscal years ended December 29, 2006, December 30, 2005 and December 31, 2004, respectively.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in millions):

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Cash payments:

Interest	$6.7	$7.7	$8.4

Income taxes	$37.4	$24.6	$12.7

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Numerator:
Net income – basic	$68.3	$50.9	$47.2

Numerator for earnings per share-diluted	$68.3	$50.9	$47.2

Denominator:
Denominator for earnings per share-basic-
Common shares outstanding	37,354,785	37,381,647	37,257,076

Effect of dilutive securities:
Stock options	666,077	660,807	883,333

Denominator for earnings per share-diluted	38,020,862	38,042,454	38,140,409

Earnings per share-basic	$1.83	$1.36	$1.27

Earnings per share-diluted	$1.80	$1.34	$1.24

Options to purchase 22,000 shares of common stock at $35.17 per share and 50,000 shares of common stock at $30.89 per share were outstanding during 2006 but were not included in the computation of diluted earnings per share for the year ended December 29, 2006 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 32,500 shares of common stock at $25.75 per share and 22,500 shares of common stock at $25.87 per share were outstanding during 2005 but were not included in the computation of diluted earnings per share for the year ended December 30, 2005 because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 12,000 shares of common stock at $18.64 per share, 10,000 shares of common stock at $19.65 per share, 99,000 shares at $19.66 per share, 37,000 shares at $20.31 per share and 6,200 shares at $21.51 per share were outstanding during 2004 but were not included in the computation of diluted earnings per share for the year ended December 31, 2004 because the options’ exercise price was greater than the average market price of the common shares.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2006 and 2005 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth

Fiscal year ended December 29, 2006

Revenues	$469.4	$458.2	$458.2	$502.0
Income from operations	24.4	25.2	31.6	37.1
Net income	13.9	14.5	18.3	21.5
Basic earnings per share	$0.37	$0.39	$0.49	$0.58
Diluted earnings per share	$0.36	$0.38	$0.48	$0.57

Fiscal year ended December 30, 2005

Revenues	$460.1	$454.6	$441.6	$503.8
Income from operations 1/.	21.2	9.8	26.1	36.1
Net income 1/	11.4	4.6	14.6	20.4
Basic earnings per share 1/	$0.31	$0.12	$0.39	$0.54
Diluted earnings per share 1/	$0.30	$0.12	$0.38	$0.54

1/ The second quarter of 2005 includes $11.3 million pre-tax ($6.8 million after-tax or $0.18 per share) for the write-off of previously capitalized computer software development costs.

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other (2)	Balances at End of Fiscal Period

December 29, 2006
Allowance for doubtful accounts	$(6.4)	$(2.0)	$3.4	$(0.3)	$(5.3)

December 30, 2005
Allowance for doubtful accounts	$(3.9)	$(3.9)	$1.4	$-	$(6.4)

December 31, 2004
Allowance for doubtful accounts	$(4.2)	$(1.9)	$2.2	$-	$(3.9)

(1)	Represents write-off of amounts.

(2)	Represents recovery of amounts.

S-1

EXHIBIT INDEX

Exhibit	Document Description

10.17	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Employee

10.18	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Non-Employee Director

10.36	Amendment dated February 19, 2007 to Employment Agreement, dated August 22, 2001 between Pacer International, Inc. and Michael F. Killea.

21	Subsidiaries of Pacer International, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Michael E. Uremovich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence C. Yarberry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Michael E. Uremovich and Lawrence C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Pacer International, Inc. Historical Quarterly Operating Segment Data