Form 10-Q
period 2007-04-06
PACER INTERNATIONAL INC
filed 2007-05-04
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2007
Common stock, $.01 par value per share	36,830,776 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED APRIL 6, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 6, 2007	December 29, 2006
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$7.3	$—
Accounts receivable, net of allowances of $4.8 million and $5.3 million, respectively	210.4	210.4
Prepaid expenses and other	16.9	15.5
Deferred income taxes	2.4	2.4

Total current assets	237.0	228.3

Property and equipment
Property and equipment at cost	98.4	97.6
Accumulated depreciation	(66.4)	(64.8)

Property and equipment, net	32.0	32.8

Other assets
Goodwill	288.3	288.3
Deferred income taxes	1.6	1.5
Other assets	17.2	14.4

Total other assets	307.1	304.2

Total assets	$576.1	$565.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$—
Book overdraft	—	3.1
Accounts payable and other accrued liabilities	181.2	160.9

Total current liabilities	181.2	164.0

Long-term liabilities
Long-term debt	59.0	59.0
Other	5.6	5.2

Total long-term liabilities	64.6	64.2

Total liabilities	245.8	228.2

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 36,829,776 and 37,145,047 issued and outstanding at April 6, 2007 and December 29, 2006, respectively	0.4	0.4
Additional paid-in-capital	290.3	289.1
Retained Earnings	39.7	47.7
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	330.3	337.1

Total liabilities and stockholders’ equity	$576.1	$565.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 6, 2007	April 7, 2006
	(in millions, except share and per share data)
Revenues	$465.1	$469.4

Operating expenses:
Cost of purchased transportation and services	363.8	362.1
Direct operating expenses (excluding depreciation)	34.3	32.3
Selling, general and administrative expenses	50.9	48.8
Depreciation and amortization	1.7	1.8

Total operating expenses	450.7	445.0

Income from operations	14.4	24.4

Interest expense	(1.5)	(1.9)
Interest income	1.7	0.2
Loss on extinguishment of debt (Note 2)	(1.8)	—

Income before income taxes	12.8	22.7

Income taxes	5.0	8.8

Net income	$7.8	$13.9

Earnings per share (Note 7):

Basic:
Earnings per share	$0.21	$0.37

Weighted average shares outstanding	37,008,224	37,512,961

Diluted:
Earnings per share	$0.21	$0.36

Weighted average shares outstanding	37,438,946	38,286,300

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended April 6, 2007

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 29, 2006	37,145,047	$289.5	$47.7	$(0.1)	$337.1

Net income	—	—	7.8	—	7.8
Other comprehensive loss	—	—	—	—	—

Total comprehensive income	—	—	7.8	—	7.8

Common stock dividends, $0.15 per share	—	—	(5.6)	—	(5.6)
Stock based compensation	—	0.3	—	—	0.3
Tax benefit from exercise of options	—	0.4	—	—	0.4
Cumulative effect of adoption of FIN 48 (Note 1)	—	—	(0.4)	—	(0.4)
Issuance of common stock for exercise of options	50,132	0.5	—	—	0.5
Repurchase and retirement of Pacer common stock	(365,403)	—	(9.8)	—	(9.8)

Balance at April 6, 2007	36,829,776	$290.7	$39.7	$(0.1)	$330.3

Total comprehensive income for the three months ended April 7, 2006 was $13.9 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 6, 2007	April 7, 2006
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7.8	$13.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.7	1.8
Deferred taxes	(0.1)	2.0
Loss on extinguishment of debt	1.8	—
Stock based compensation expense	0.3	0.4
Excess tax benefit from exercise of stock options	(0.3)	(0.4)
Changes in operating assets and liabilities:
Accounts receivable, net	—	4.0
Prepaid expenses and other	(5.2)	(7.2)
Accounts payable and other accrued liabilities	20.6	(3.6)
Other	0.1	—

Net cash provided by operating activities	26.7	10.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(0.9)	(1.0)

Net cash used in investing activities	(0.9)	(1.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	(3.1)	—
Proceeds of long-term debt, net of debt issuance costs	58.2	—
Proceeds from exercise of stock options	0.5	0.6
Excess tax benefit from exercise of stock options	0.3	0.4
Dividends paid to shareholders	(5.6)	(5.6)
Repurchase and retirement of Pacer common stock	(9.8)	—
Debt, revolving credit facility and capital lease obligation repayment	(59.0)	(7.0)

Net cash used in financing activities	(18.5)	(11.6)

Effect of exchange rate changes on cash	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7.3	(1.7)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	9.1

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7.3	$7.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 6, 2007 and December 29, 2006 and for the three-month periods ended April 6, 2007 and April 7, 2006 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements for the fiscal year ended December 29, 2006 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of April 6, 2007 and December 29, 2006 and for the three-month periods ended April 6, 2007 and April 7, 2006 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Business and Industry Segments

Pacer is a non-asset based logistics provider that facilitates the movement of freight by trailer or container using various modes of transportation. The Company provides these services through two operating segments; the “intermodal” segment and the “logistics” segment. The intermodal segment is comprised of our Stacktrain, rail brokerage and cartage units and provides intermodal transportation services primarily to transportation intermediaries, beneficial cargo owners and international shipping companies who utilize intermodal transportation. The logistics segment provides non-intermodal transportation services to end-user customers utilizing the Company’s truck brokerage and truck services, warehousing and distribution services, international freight forwarding services and supply chain management services.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At April 6, 2007 and December 29, 2006, accounts receivable included unbilled amounts for services rendered of $25.5 million and $19.4 million, respectively. Unbilled receivables represent revenue earned in the respective period but not billed to the customer until future dates, usually within one month.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Financial Instruments

The carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value because of the floating nature of the interest rates.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment

Balance at December 29, 2006	$(0.1)
Activity during 2007 (net of tax)	—

Balance at April 6, 2007	$(0.1)

Repurchases of Common Stock

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock, and on April 3, 2007, the Company announced that its Board of Directors had authorized the purchase of an additional $100 million of its common stock. Both authorizations expire on June 15, 2008. The Company repurchased a total of 965,818 shares at an average price of $27.72 per share in 2006 and repurchased a total of 365,403 shares at an average price of $27.00 per share during the three-month period ended April 6, 2007. The Company intends to make further share repurchases from time to time as market conditions warrant.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective for the Company as of December 30, 2006. As a result of this implementation, the Company recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had a liability of approximately $3.9 million of total reserves relating to unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year). The Company is currently evaluating the impact that this statement will have on its results of operations or financial condition.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 2. LONG-TERM DEBT

On April 5, 2007, the Company entered into a new $250 million, five-year revolving credit agreement (the “2007 Credit Agreement”). The Company utilized $59.0 million of the 2007 Credit Agreement to repay the principal balance due under the term loan portion of the Company’s prior bank credit facility, which was terminated. In connection with the refinancing, the Company paid $0.8 million of fees and expenses ($0.6 million to lenders and $0.2 million to other third parties) and $0.5 million of interest due at closing under the prior facility. The Company also charged to expense $1.8 million for the write-off of existing deferred loan fees related to the prior credit facility.

Borrowings under the 2007 Credit Agreement bear interest, at the Company’s option, at a base rate plus a margin between 0.0% and 0.5% per annum, or at a Eurodollar rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate of the administrative agent or the federal funds rate plus  1/2 of 1%. The Company’s obligations under the 2007 Credit Agreement are guaranteed by all of its direct and indirect domestic subsidiaries and is secured by a pledge of all of the stock or other equity interests of its domestic subsidiaries and a portion of the stock or other equity interest of certain of its foreign subsidiaries.

The 2007 Credit Agreement also provides for letter of credit fees between 0.625% and 1.75%, and a commitment fee payable on the unused portion of the facility, which accrues at a rate per annum ranging from 0.125% to 0.350%, in each case depending on the Company’s leverage ratio.

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include the Company’s failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement.

At April 6, 2007, the Company had $173.5 million available under the 2007 Credit Agreement, net of $59.0 million of borrowings and $17.5 million of outstanding letters of credit. At April 6, 2007, borrowings under the 2007 Credit Agreement bore interest at a rate of 6.1% per annum. The Company repaid $7.0 million of long-term debt and capital lease obligations during the three months ended April 7, 2006. Operating cash flows funded the repayment of the debt.

Long-term debt is summarized as follows (in millions):

April 6, 2007
2007 Credit Agreement (expires April 5, 2012)	$59.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company decided to close four Logistics segment facilities and terminate approximately 30 employees at these facilities. The work at these facilities will be absorbed at other existing facilities. Costs associated with these exit activities in the Logistics segment include employee severance costs and lease termination costs. A total of $0.4 million of employee severance costs were expensed in the first quarter of 2007, none of which has been paid through the end of the 2007 period. Lease termination costs estimated at $0.3 million are expected to be expensed and paid in the second quarter of 2007.

As part of its ongoing effort to reduce costs and improve profitability, beginning in January 2007 and continuing throughout the first quarter of 2007, the Company also engaged in a series of initiatives not in connection with an exit or other disposal activity which will further reduce employment by approximately 40 additional people by April 2008. These initiatives were undertaken in a number of business units and at corporate. Post-employment severance costs of the personnel laid-off aggregating $1.4 million were expensed in the first quarter of 2007, of which $0.4 million was incurred by the Logistics segment and $0.5 million by each of the Intermodal segment and corporate office. Through the first quarter of 2007, $0.6 million has been paid for these personnel reduction initiatives.

Additional amounts may be incurred during the remainder of the year for severance or retention bonus payments and for facility closures. All of these costs are included in the Selling, general and administrative line item of the Condensed Consolidated Statement of Operations for the 2007 period.

NOTE 4. STOCK OPTION PLANS

The Company has two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). No further awards may be made under the 1999 Plan. Any shares issued under the 1999 Plan that are forfeited to or repurchased by the Company or that are issuable upon exercise of options that expire or become unexercisable for any reason without having been exercised in full are also available for grant and issuance under the 2002 Plan. Awards under the 2002 Plan may be granted to employees, directors and contractors. The life of each grant is ten years from date of grant and, for current grants, employee options vest on a straight-line basis over 5 years and director options vest on a straight-line basis over 4 years. No more than 2,500,000 shares of common stock may be issued in the aggregate under the 2002 Plan. As of April 6, 2007, the Company has available 1,848,000 shares of common stock for future grant under the 2002 Plan. During the third quarter of 2006, the 1999 Plan and outstanding awards under the 1999 and 2002 Plans were amended to provide for the acceleration of vesting upon a change in control (as defined).

As a result of the approval by the shareholders of the Company on May 3, 2007 of the 2006 Long-Term Incentive Plan (see Note 9), no further awards may be made under the 2002 Plan.

The table below details the Company’s stock option activity for the three-month periods ended April 6, 2007 and April 7, 2006, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Three Months Ended
	April 6, 2007	April 7, 2006
Common Stock Options
Granted
@ $25.77 per share	—	12,000
@ $28.05 per share	—	60,000

Subtotal	—	72,000
Exercised
@ $5.00 per share	21,132	53,835
@ $10.00 per share	12,500	5,000
@ $12.50 per share	2,900	6,900
@ $13.74 per share	3,000	9,000
@ $15.78 per share	—	3,000
@ $16.18 per share	1,200	—
@ $17.92 per share	—	1,500
@ $19.54 per share	8,000	—
@ $19.66 per share	1,400	1,900
@ $20.31 per share	—	1,500

Subtotal	50,132	82,635
Canceled or Expired
@ $12.50 per share	7,000	—
@ $15.78 per share	2,000	—

Subtotal	9,000	—

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

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a class of owner-operators (the “Renteria” class action) not included in the Albillo class. Each of the claims in the Renteria case, which had been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. We believe that the final disposition in our favor of the insurance issue in Albillo precludes the plaintiffs from re-litigating this issue in Renteria, and we have filed a motion for summary adjudication on this issue, which will be heard by the court in May 2007. The Renteria case is currently in the discovery phase, with a trial presently set for August 2007. Based on the final ruling in Albillo on the insurance issue and other information presently available, and in light of our legal and other defenses on the insurance issue and the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Our subsidiary, Pacer Global Logistics, Inc., through its Supply Chain Service Division (“PGL”), was party to a Logistics Services Agreement with Del Monte Corporation (“Del Monte”) dated March 4, 2005. During 2006, PGL served two separate notices of dispute on Del Monte initiating the agreement’s mandatory dispute resolution process regarding PGL’s right to terminate the agreement due to Del Monte’s material breach and failure to perform certain obligations under the agreement and regarding PGL’s claims for payment from Del Monte of up to $15.7 million in transportation costs incurred by PGL to provide truckload service for Del Monte under the agreement, which has been accrued on PGL’s books and records and was reflected in our accounts receivable balance at December 29, 2006 (in addition to a reserve of approximately $3.0 million for contingent savings credit in Del Monte’s favor) and for monetary damages for Del Monte’s material breach and failure to perform certain obligations under the agreement. Without first following the agreement’s mandated dispute resolution procedures, Del Monte filed a notice of arbitration with the American Arbitration Association (“AAA”) seeking a determination that it owes PGL no additional payments under the agreement and seeking damages from PGL in the amount of $40 million for PGL’s alleged breach of contract without providing any basis for such claims or damages. In late March 2006, Del Monte informed PGL that Del Monte would cease using PGL for third party logistics services under the agreement effective May 2006. PGL continues to provide some rail brokerage and highway brokerage services to Del Monte under separate contracts.

After exhausting the agreement’s dispute resolution procedures, PGL then elected to arbitrate its claims against Del Monte before the AAA as provided in the agreement. The separate arbitration cases were consolidated, and after completion of discovery in the third quarter of 2006 Del Monte reduced its claimed damages for PGL’s alleged breach from the original $40 million to $11.4 million. In December 2006, a full hearing was conducted before the arbitrator, and at the conclusion of the hearing the arbitrator requested post-hearing briefs and a final oral argument. Following the hearing, Del Monte dropped its breach of contract claims against PGL but contended that it was only obligated to pay PGL an additional $48,000 for services rendered under the agreement. On March 27, 2007, the arbitrator issued a final, non-appealable decision in PGL’s favor that found Del Monte liable to pay PGL the full $15.7 million less $3 million in savings credits, for a net balance due to PGL of $12.8 million (plus interest of $1.6 million), which amount has been paid in full.

At April 6, 2007, the Company had a commitment to acquire 1,072 53-ft. containers and 200 53-ft. chassis through operating leases. Delivery will take place by July 2007.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 6. SEGMENT INFORMATION

The Company has two reportable segments, the intermodal segment and the logistics segment, which have separate management teams and offer different but related products and services. The intermodal segment provides intermodal rail transportation, intermodal marketing and local trucking services. The logistics segment provides highway brokerage, truck services, warehousing and distribution, international freight forwarding and supply chain management services. Approximately 85% to 90% of total revenues are generated in the United States and all significant assets are located in the United States.

The following table presents revenues generated by country or geographical area for the three- month periods ended April 6, 2007 and April 7, 2006 (in millions).

	Three Months Ended
	April 6, 2007	April 7, 2006
United States	$415.1	$423.4

Foreign Revenues

Mexico	12.1	9.6
Europe	9.6	7.6
Russia/China	8.4	7.3
Far East	4.8	5.3
Canada	4.4	5.3
Australia/New Zealand	1.8	2.0
Mideast	1.3	1.1
South America	1.2	0.9
Africa	0.3	0.2
All Other	6.1	6.7

Total Foreign Revenues	$50.0	$46.0

Total Revenues	$465.1	$469.4

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation.

For the three-month period ended April 6, 2007, the Company had one customer that generated 11.1% of the Company’s total revenues. The next largest contributing customer generated 6.3% for first three months of 2007. For the three-month period ended April 7, 2006, one company generated 11.4% of the Company’s total revenues, with the next largest contributing customer at 5.3%.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents reportable segment information for the three-month periods ended April 6, 2007 and April 7, 2006 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended April 6, 2007
Revenues	$373.5	$91.7	$—	$465.2
Inter-segment elimination	—	(0.1)	—	(0.1)

Subtotal	373.5	91.6	—	465.1
Income (loss) from operations	19.2	(0.1)	(4.7)	14.4
Depreciation	1.5	0.2	—	1.7
Capital expenditures	0.5	0.3	—	0.8

3 Months ended April 7, 2006
Revenues	$373.5	$96.0	$—	$469.5
Inter-segment elimination	—	(0.1)	—	(0.1)

Subtotal	373.5	95.9	—	469.4
Income (loss) from operations	29.3	(0.6)	(4.3)	24.4
Depreciation	1.5	0.3	—	1.8
Capital expenditures	0.7	0.3	—	1.0

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment.

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	April 6, 2007	April 7, 2006
Numerator:
Net income	$7.8	$13.9

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	37,008,224	37,512,961
Effect of dilutive securities:
Stock options	430,722	773,339

Denominator for earnings per share-diluted	37,438,946	38,286,300

Earnings per share-basic	$0.21	$0.37

Earnings per share-diluted	$0.21	$0.36

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended April 6, 2007 and April 7, 2006, 233,000 shares and 103,245 shares were anti-dilutive, respectively..

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 8. UNCERTAIN TAX POSITIONS

The Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of 2007. As a result of the implementation, the Company recognized a $0.4 million increase to the reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. The amount of unrecognized tax benefit as of the beginning of the year was $3.9 million, of which $2.5 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of April 6, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties accrued related to unrecognized benefits in income tax expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 30, 2006, the Company had recorded a liability of approximately $2.5 million and $1.4 million for the payment of uncertain tax benefits and interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of April 6, 2007.

The statute of limitations for the federal income tax returns of the Company and subsidiaries are closed through 2002. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The Company and its subsidiaries currently have various state income tax returns in the process of examination.

NOTE 9. SUBSEQUENT EVENT

On May 3, 2007, the shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which had been adopted by the Board of Directors in August 2006 subject to shareholder approval. The 2006 Plan expands the range of equity-based incentive awards that may be issued to attract, retain, incentivize, and reward directors, officers, employees and consultants. The 2006 Plan gives the Company the ability to provide incentives through issuance of stock options, stock appreciation rights (“SARs”), restricted stock, performance awards and other stock-based awards.

A total of 2.5 million shares of common stock have been reserved for issuance under the 2006 Plan. If an award, other than a Substitute award (defined below), is forfeited or otherwise terminates without the issuance or delivery of some or all of the shares underlying the award to the grantee, or becomes unexercisable without having been exercised in full, the remaining shares that were subject to the award will become available for future awards under the 2006 Plan (unless the 2006 Plan has terminated). The grant of a SAR will not reduce the number of shares that may be subject to awards, but the number of shares issued upon the exercise of a SAR will so reduce the available number of shares.

Substitute Awards will not reduce the number of shares available for issuance under the 2006 Plan. “Substitute Awards” are Awards granted in assumption of or in substitution for outstanding awards previously granted by a company acquired by or merged into the Company or any of its subsidiaries or with which the Company or any of its subsidiaries combines.

Subject to any required action by the Company’s shareholders, the number of shares reserved for issuance under the 2006 Plan, the maximum award limitations set forth in the 2006 Plan, the number of shares underlying an outstanding award, as well as the price per share (or exercise, base or purchase price) of the underlying shares, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). Subject to any required action by the Company’s shareholders, the 2006 Plan administrator (presently the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Board of Directors Compensation Committee), in its sole discretion, may make similar adjustments to reflect a change in the capitalization of the Company, including a recapitalization, repurchase, rights offering, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders or other similar corporate transaction or event.

The initial grants under the 2006 Plan for 195,000 shares of restricted stock were awarded to certain members of the management team, subject to shareholder approval of the 2006 Plan. The restricted stock awards will vest in equal 25% increments over a four-year period, with the first 25% vesting on June 1, 2007, subject as to a given increment to the employee’s continued employment with the Company on the applicable vesting date.

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. Upon adoption of the 2006 Plan by the shareholders, the 2002 Plan terminated, and no further awards may be granted under the 2002 Plan, but termination of the 2002 Plan will not affect outstanding awards under the 2002 Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our Critical Accounting Policies, and the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006 (the “Annual Report”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and other filings with the SEC.

Executive Summary

The first quarter of 2007 proved to be a very busy period for Pacer. We refinanced our prior credit facility, which had a $59.0 million outstanding balance, with a new $250 million revolving credit facility extending the maturity date until 2012, and wrote-off $1.8 million of existing deferred loan fees related to the prior facility. In addition, our Board of Directors authorized the purchase of up to an additional $100 million of our common stock, bringing the total authorization, when combined with the remaining previous authorization, to $123.3 million. The combined authorization expires in June 2008. Repurchases of our common stock will be made from time to time as market conditions warrant. We favorably settled an arbitration case during the first quarter of 2007 which resulted in $1.6 million of interest income. We decided to close four Logistics segment facilities, consolidating the work at other existing locations and incurring severance costs associated with these exit activities of $0.4 million. Estimated lease termination costs of $0.3 million are expected to be expensed in the second quarter of 2007. During the first quarter of 2007, we also engaged in a series of personnel reductions within our various business units to reduce fixed costs and increase efficiency and profitability. Severance costs associated with these reductions were $1.4 million. We have established a senior management team, reporting directly to the CEO, to identify and implement process improvements and other savings opportunities. The team is charged with creating a more effective and efficient organization to position Pacer to improve performance in the future.

On the operating front, we have seen softening domestic intermodal and truck volumes during the first quarter of 2007, dampening earnings for our rail brokerage, trucking operations and domestic Stacktrain operations. We have also seen gross margin percentages decline due to aggressive pricing in order to maintain traffic flow and to increases in underlying service provider costs. In addition, a number of ordinary course transactions during the first quarter of 2006 benefited results in that quarter, but did not recur in the 2007 quarter, and, accordingly, effect comparability between the periods. These 2006 transactions included previously reported recoveries of chassis misuse charges from several third parties (a result of improved billing and collection efforts), various settlements of prior period rail payables and the adjustment of a previously accrued expense for third party vendor services; these separate transactions collectively had an approximate $5.0 million favorable impact on the first quarter 2006 income from operations. Consolidated income from operations was $14.4 million for the first quarter of 2007, $10.0 million less than the 2006 period. Current year operating income was impacted by costs associated with office closures and other exit activities totaling $0.4 million and severance costs of $1.4 million related to employee terminations. Our intermodal segment contributed $19.2 million of income from operations for the 2007 quarter including $0.5 million of severance costs related to personnel reductions, on strong wholesale international volumes (up 17.9% from the 2006 quarter) and auto volumes (up 8.5%), offset by reduced wholesale domestic volumes (down 0.5%) and reduced rail brokerage volumes (down 11.9%). Our logistics segment lost only $0.1 million from operations for the first quarter of 2007, an improvement of $0.5 million over the 2006 period. The Logistics segment results included $0.4 million of costs associated with exit activities and $0.4 million in costs associated with personnel reductions. Primary contributors to the Logistics segment’s improved performance were our warehousing and distribution unit with additional warehouse storage and handling business, the supply chain services unit with the addition of a customer and our international unit with increased import/export business when compared to the 2006 period. Our truck brokerage operations income from operations was comparable between periods reflecting yield management and cost cutting efforts, and our truck services income from operations showed improvement due to the costs in the 2006 period associated with a motor vehicle accident settlement.

For the 2007 quarter, we had $26.7 million in operating cash flow and paid $5.6 million of cash dividends, and repurchased 365,403 shares of our common stock for $9.8 million.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding each of these critical accounting policies, including the potential effect of specified deviations from management estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 29, 2006.

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

Recognition of Cost of Purchased Transportation and Services. Both our intermodal and logistics retail segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. In addition, our rail brokerage unit earns discounts to the cost of purchased transportation and services that are primarily based on the annual volume of loads transported over major railroads. We estimate our annual volume throughout the year and record a reduction to cost of purchased transportation accordingly. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required.

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

Deferred Tax Assets. At April 6, 2007, we have recorded net deferred tax assets of $4.0 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize these assets is $10.3 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 29, 2001. SFAS No. 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. The carrying amount of goodwill at April 6, 2007 assigned to our intermodal and logistics segments was $169.0 million and $119.3 million, respectively. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations.

Results of Operations

Three Months Ended April 6, 2007 Compared to Three Months Ended April 7, 2006

The following table sets forth our historical financial data by reportable segment for the three months ended April 6, 2007 and April 7, 2006 (in millions).

	2007	2006	Change	% Change
Revenues
Intermodal	$373.5	$373.5	$—	—%
Logistics	91.7	96.0	(4.3)	(4.5)
Inter-segment elimination	(0.1)	(0.1)	—	—

Total	465.1	469.4	(4.3)	(0.9)

Cost of purchased transportation and services
Intermodal	288.8	284.2	4.6	1.6
Logistics	75.1	78.0	(2.9)	(3.7)
Inter-segment elimination	(0.1)	(0.1)	—	—

Total	363.8	362.1	1.7	0.5

Direct operating expenses
Intermodal	34.3	32.3	2.0	6.2
Logistics	—	—	—	—

Total	34.3	32.3	2.0	6.2

Selling, general & administrative expenses
Intermodal	29.7	26.2	3.5	13.4
Logistics	16.5	18.3	(1.8)	(9.8)
Corporate	4.7	4.3	0.4	9.3

Total	50.9	48.8	2.1	4.3

Depreciation and amortization
Intermodal	1.5	1.5	—	—
Logistics	0.2	0.3	(0.1)	(33.3)
Corporate	—	—	—	—

Total	1.7	1.8	(0.1)	(5.6)

Income (loss) from operations
Intermodal	19.2	29.3	(10.1)	(34.5)
Logistics	(0.1)	(0.6)	0.5	(83.3)
Corporate	(4.7)	(4.3)	(0.4)	9.3

Total	14.4	24.4	(10.0)	(41.0)

Interest expense, net	(0.2)	1.7	(1.9)	(111.8)
Loss on extinguishment of debt	1.8	—	1.8	n.m.
Income taxes	5.0	8.8	(3.8)	(43.2)
Net income	$7.8	$13.9	$(6.1)	(43.9)%

Revenues. Revenues decreased $4.3 million, or 0.9%, for the three months ended April 6, 2007 compared to the three months ended April 7, 2006. Intermodal segment revenues were flat between periods, reflecting increases in our Stacktrain operations which were offset by reductions in rail brokerage and cartage revenues. Stacktrain revenues increased $17.3 million in the 2007 period compared to the 2006 period which as noted above benefited from recoveries of chassis misuse charges from several third parties (a result of improved billing and collection efforts) and reflected increases in all three Stacktrain lines of business, partially offset by lower avoided repositioning cost “ARC” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and lower container and chassis per diem revenues. The quarter-over-quarter increases in the three Stacktrain lines of business were as follows:

•

The 1.2% increase in Stacktrain third-party domestic freight revenues was because of a 17.3% average fuel surcharge in effect during the 2007 period compared to a 16.3% average surcharge during the 2006 period. Domestic containers handled decreased 0.5% from the 2006 period due to a 19.5% reduction in ARC international container volumes and the cancellation on April 1, 2006 of the Northern California to Texas route by the Union Pacific, substantially offset by increases in Pacer container volumes. One of our major suppliers of international boxes has increased export loadings which impacts our supply of international containers available for repositioning. We believe that the reduced ARC volumes will continue through the remainder of the year. The average freight revenue per container increased 1.7% for Stacktrain third-party domestic business.

•

The 12.5% increase in automotive freight revenues reflected a volume increase of 8.5% over the 2006 period coupled with a 3.7% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix, rate increases and fuel surcharges.

•

The 22.7% increase in Stacktrain international revenues was because of a 17.9% increase in containers handled primarily from additional customers which began shipping during the first quarter of 2006 coupled with a 4.1% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to increased fuel surcharges.

The $2.4 million decline in container and chassis per diem revenues in the 2007 period compared to the 2006 period was because of recoveries of container and chassis misuse charges from several third parties (a result of improved billing and collection practices) benefiting the 2006 period combined with a reduction in the number of days equipment is controlled by the customer. While the reduction in customer controlled days reduces per diem revenue, it provides an operational benefit allowing faster equipment reloading. Westbound ARC revenues for the 2007 period were $1.0 million below the 2006 period because of rate competition and the use of their own equipment by the international shipping companies for export loading. Rail brokerage revenues for the 2007 period were $12.5 million, or 11.7%, below the 2006 period because of an 11.9% decrease in volume. Cartage revenues decreased $0.3 million due primarily to reduced Southern California business including reduced container repositioning revenue as well as reduced port to rail terminal drayage related to decreases from two international customers. This decrease was partially offset by increased revenues in our other cartage regions.

Revenues in our logistics segment decreased $4.3 million, or 4.5%, for the 2007 period compared to the 2006 period because of reduced revenues in our truck services and truck brokerage units partially offset by increased revenues in our warehousing and distribution, supply chain services and international units. Our truck services revenues decreased by 18.0% and our truck brokerage revenues decreased by 17.5% for the 2007 period compared to the 2006 period due to soft demand and lower truck counts. The warehousing and distribution unit’s revenues increased 17.0% because of current customers requiring year-round storage, increasing storage revenues and increased warehouse handling revenues. Our supply chain services unit revenues increased 21.3% due to the addition of a new customer, and our international unit revenues increased 7.9% because of increased import/export business partially offset by reduced overseas aid cargo and agricultural shipments.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $1.7 million, or 0.5%, for the 2007 period compared to the 2006 period. The intermodal segment’s cost of purchased transportation and services increased $4.6 million, or 1.6%, for the 2007 period compared to the 2006 period reflecting increases in Stacktrain costs, partially offset by reduced rail brokerage and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 4.1% increase in the cost per container because of increased fuel costs from our underlying service providers, rate increases from our underlying carriers, including increases related to our international customers, and changes in business mix. In addition, in connection with our periodic reconciliation and settlement of amounts owed to our carriers based on actual usage, during the first quarter of 2006, we reached favorable settlements of several prior period rail payables that resulted in lower reported transportation costs in the 2006 quarter compared to the 2007 quarter. Local dray costs from the port to the rail terminal increased $0.5 million in the 2007 period compared to the 2006 period due to the large increase in Stacktrain international volumes. These Stacktrain increases were partially offset by decreased container repositioning costs, down $0.7 million in the 2007 period compared to the 2006 period, reflecting a reduced need to reposition containers from the Los Angeles basin to Eastern U.S. locations to support westbound volumes. The decreased rail brokerage and cartage costs were related to reduced volumes noted above. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment decreased from 23.9% in the 2006 period to

22.7% in the 2007 period because of competition and aggressive pricing to maintain equipment flow and avoid repositioning costs. In addition, underlying rail costs have increased, both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes and for our international customers.

Cost of purchased transportation and services in our logistics business decreased $2.9 million in the 2007 period compared to the 2006 period due primarily to the reduced volumes in our trucking operations. The overall gross margin percentage for our logistics business decreased from 18.7% in the 2006 period to 18.2% in the 2007 period due primarily to new and existing warehouse customers requiring additional product handling, increasing handling costs. Gross margin percentages for the other logistics businesses were comparable between periods.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, increased $2.0 million, or 6.2%, in the 2007 period compared to the 2006 period due primarily to higher container and chassis lease and maintenance costs for newer equipment and the larger fleet size during the 2007 period. At April 6, 2007, we had 0.4% or 107 more containers and 6.5% or 1,914 more chassis than at April 7, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 4.3%, in the 2007 period compared to the 2006 period. Selling, general and administrative expenses in the 2006 period included a benefit from the adjustment of previously accrued expenses for third party vendor services that we determined would not be payable under the contract with the provider. The 2007 period also experienced increased bad debt costs because of a number of bankruptcies impacting our rail brokerage and cartage units, and our cartage unit incurred increased personal injury/property damage claims costs. In addition, as discussed under “Executive Summary” we incurred pre-tax costs totaling $1.8 million for severance of approximately 70 personnel and exit activities during the 2007 quarter, $0.8 million in the Logistics segment and $0.5 million in each of the Intermodal segment and corporate office. Substantially offsetting these increases were reduced costs related to reduced employment in both of our operating segments. Our logistics segment’s average employment level decreased by 92 in the 2007 period compared to the 2006 period because of reductions in our supply chain services unit resulting from the loss of a customer and in our truck services unit. These reductions occurred primarily during the last half of 2006. Our intermodal segment’s average employment level decreased by 28 in the 2007 period compared to the 2006 period reflecting reductions in our rail brokerage unit during the last half of 2006 partially offset by increases in our Stacktrain unit related to the continued implementation of our PacerDirect product and by increases in our cartage unit as a result of two additional operating locations. In addition, during the 2006 period, we settled a motor vehicle accident case adversely impacting our truck services unit and corporate results by $1.2 million.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.1 million for the 2007 period compared to the 2006 period as a result of normal property retirements.

Income From Operations. Income from operations decreased $10.0 million, or 41.0%, from $24.4 million in the 2006 period to $14.4 million in the 2007 period. Intermodal segment income from operations decreased $10.1 million reflecting a $7.1 million decrease in Stacktrain income from operations, a $2.3 million decrease in rail brokerage income from operations and a $0.7 million decrease in cartage income from operations. The Stacktrain decrease was due, in part, to the first quarter 2006 transactions that benefited that quarter but did not recur in the 2007 quarter, including the recoveries of chassis misuse charges from several third parties (a result of improved billing and collection efforts), various settlements of prior period rail payables and the adjustment of a previously accrued expense for third party vendor services, combined with higher direct operating expenses, reduced ARC business and reduced margins in the 2007 period due to aggressive pricing and increases in underlying service provider costs. The rail brokerage and cartage decreases were because of reduced volumes and increased bad debt accruals due to bankruptcies. Our cartage unit was also affected by increased personal injury/property damage costs. Income from operations in the 2007 period for the Intermodal segment was reduced by severance costs of $0.5 million.

Logistics segment loss from operations improved $0.5 million to $(0.1) million in the 2007 period compared to $(0.6) million in the 2006 period reflecting increases in all business units. The increase in our warehousing and distribution unit was because of additional storage and handling business. Our supply chain services unit increase was due to the addition of a new customer and our international unit’s increase reflected strong import/export business partially offset by reduced overseas aid and agricultural shipments. Our truck brokerage income from operations was comparable between periods reflecting yield management and cost control initiatives. The increase for our truck services unit was due primarily to the 2006 settlement of a motor vehicle accident case that adversely impacted our truck services unit and corporate results during the 2006 period. Income from operations in the 2007 period was reduced by severance and facility closure costs of $0.8 million.

Interest Expense, Net. Interest expense, net, decreased by $1.9 million, or 111.8%, for the 2007 period compared to the 2006 period due primarily to the award of $1.6 million of interest as part of an arbitration settlement during the 2007 period. In addition, at April 6, 2007, total long-term debt was $59.0 million, $24.0 million less than the $83.0 million at April 7, 2006. Interest rates increased from approximately 6.1% during the 2006 period to 6.9% during the 2007 period.

Loss on Extinguishment of Debt. On April 5, 2007, we completed the refinancing of our term loan and revolving credit facility with a new $250 million, five-year revolving credit facility. See the discussion under “Liquidity and Capital Resources” below. Charges totaling $1.8 million were incurred due to the write-off of existing deferred loan fees related to the prior credit facility.

Income Tax Expense. Income tax expense decreased $3.8 million in the 2007 period compared to the 2006 period because of lower pre-tax income in the 2007 period, partially offset by a slightly higher effective tax rate of 39.1% for the 2007 period compared to 38.8% for the 2006 period. The increase in the effective tax rate reflected a state tax adjustment resulting from the completion of a state tax audit.

Net Income. Net income decreased by $6.1 million, or 43.9%, from $13.9 million in the 2006 period to $7.8 million in the 2007 period reflecting the lower income from operations (down $10.0 million, of which $1.8 million related to severance costs) as discussed above, partially offset by reduced interest costs (down $0.1 million) including the write-off of loan fees associated with the refinancing of debt and interest income from the settlement of an arbitration case. Net income in the 2007 period also reflected lower income tax expense (down $3.8 million) related to a lower pre-tax income, partially offset by a higher effective tax rate in the 2007 period.

Liquidity and Capital Resources

Cash generated by operating activities was $26.7 million and $10.9 million for the three months ended April 6, 2007 and April 7, 2006, respectively. The increase in cash provided by operating activities was due primarily to the timing between periods of payouts for volume incentives, bonuses and litigation settlements. The 2006 period had previously accrued volume incentives, bonuses and legal settlements paid during the period, while there were no bonus or legal payouts during the 2007 period and volume incentives will be paid in the second quarter of 2007. Also contributing to the increased cash flow from operating activities were $2.3 million of tax payments in the 2007 period compared to $8.6 million during the 2006 period. The lower payment in the 2007 period was due to a lower federal extension payment which is based on the timing of earnings during the year. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. We prefer to reduce debt and minimize our interest expense rather than to maintain cash balances and incur increased interest costs. We had working capital of $55.8 million and $54.6 million at April 6, 2007 and April 7, 2006, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of April 6, 2007 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$59.0	$—	$—	$59.0	$—
Interest on long-term debt	21.5	4.3	8.6	8.6	—
Operating leases	427.5	81.7	147.9	114.4	83.5
Equipment obligation	13.7	1.3	3.4	3.4	5.6
Dividends	5.6	5.6	—	—	—
Volume incentives	15.4	15.4	—	—	—
APL IT agreement	137.6	10.6	21.5	22.0	83.5
Other IT agreements	11.1	3.9	4.2	1.6	1.4
HR Agreements	0.9	0.2	0.4	0.3	—
FIN 48 tax liability	3.9	—	3.9	—	—
Purchased transportation	25.6	25.6	—	—	—

Total	$721.8	$148.6	$189.9	$209.3	$174.0

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our retail segment in 2000. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 1,072 containers and 200 chassis ordered and remaining to be financed. We anticipate financing the equipment through an operating lease and will receive the equipment by July 2007. The dividends reflected in the table were paid on April 10. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division that met certain volume shipping commitments for the year 2006. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, none being presently contemplated, our obligation under the contract would be limited to only $3.5 million. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function and IT licensing and maintenance commitments. The HR agreements reflect our human resources benefit system and payroll processing contract. The FIN 48 tax liability relates to uncertain tax positions as of April 6, 2007 (see “Recently Issued Accounting Pronouncements” below). The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under the revolving credit facility (as refinanced, see below) will be adequate to meet our working capital, capital expenditure and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility (as refinanced, see below) matures in April 2012.

Cash flows used in investing activities were $0.9 million and $1.0 million for the three months ended April 6, 2007 and April 7, 2006, respectively. The expenditures for both periods were for normal computer replacement items.

Cash flows used in financing activities were $18.5 million and $11.6 million for the 2007 and 2006 periods, respectively. During the 2007 period, we refinanced our prior bank revolving credit and term loan facility and the $59.0 million outstanding thereunder with a new $250 million revolving credit facility (see the discussion below). During the 2007 period, options to purchase 50,132 shares of our common stock were exercised for total proceeds of $0.5 million. The excess tax benefit associated with the exercise of the options was $0.3 million. Also during the 2007 period, 365,403 shares of our common stock were repurchased and retired for $9.8 million and we paid the $5.6 million fourth quarter cash dividend. During the 2006 period, we repaid $7.0 million principal amount of our long-term debt under the prior credit facility. Operating cash flows funded the repayment of the debt. Options to purchase 82,635 share of our common stock were exercised during the 2006 period for total proceeds to the Company of $0.6 million. The excess tax benefit associated with the exercise of options was $0.4 million during the 2006 period. The cash dividend of $5.6 million declared during the fourth quarter of 2005 was paid during the first quarter of 2006.

On April 5, 2007, we entered into a new $250 million, five-year revolving credit agreement (the “2007 Credit Agreement”). We have utilized $59.0 million of the 2007 Credit Agreement to repay the principal balance due under the term loan portion of our prior bank credit facility, which was terminated. In connection with the refinancing, we paid $0.8 million of fees and expenses ($0.6 million to lenders and $0.2 million to other third parties) and $0.5 million of interest due under the prior credit facility at closing. We also charged to expense $1.8 million for the write-off of existing deferred loan fees related to the prior credit facility.

Borrowings under the 2007 Credit Agreement bear interest, at our option, at a base rate plus a margin between 0.0% and 0.5% per annum, or at a Eurodollar rate plus a margin between 0.625% and 1.75% per annum, in each case depending on our leverage ratio. The base rate is the higher of the prime lending rate of the administrative agent or the federal funds rate plus  1/2 of 1%. Our obligations under the 2007 Credit Agreement are guaranteed by all of our direct and indirect domestic subsidiaries and is secured by a pledge of all of the stock or other equity interests of our domestic subsidiaries and a portion of the stock or other equity interest of certain of our foreign subsidiaries.

The 2007 Credit Agreement also provides for letter of credit fees between 0.625% and 1.75%, and a commitment fee payable on the unused portion of the facility, which accrues at a rate per annum ranging from 0.125% to 0.350%, in each case depending on our leverage ratio.

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement.

At April 6, 2007, we had $173.5 million available under the 2007 Credit Agreement, net of $59.0 million of borrowings and $17.5 million of outstanding letters of credit. At April 6, 2007, borrowings under the 2007 Credit Agreement bore interest at a rate of 6.1% per annum.

During the 2007 period, the intermodal segment received 228 new 53-ft. leased containers and 497 leased chassis and returned 434 48-ft. and 53-ft. leased containers and 557 leased chassis. During the 2006 period, the intermodal segment received 719 new 53-ft. leased containers and 1,477 leased chassis and returned 705 48-ft. and 53-ft. leased containers and 583 leased chassis.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective for the Company as of December 30, 2006. As a result of this implementation, the Company recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had a liability of approximately $3.9 million of total reserves relating to unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year). We are currently evaluating the impact that this statement will have on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of April 6, 2007.

Based upon the average variable interest rate debt outstanding during the first three months of 2007, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.6 million on an annual basis.

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

Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 6, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information (exclusive of the last paragraph of Note 5) is incorporated by reference herein.

ITEM 1A.	RISK FACTORS.

Information on risk factors is set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I – “Item 1A. Risk Factors” to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006. There have been no material changes from the risk factors previously described in Pacer’s Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock:

Issuer Purchases of Equity Securities

Period 1/	Total Number of Shares Purchased 2/	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 3/	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 3/
Month No. 1 (Dec. 30, 2006— Feb. 9, 2007)	—	$—	—	$33.2 million

Month No. 2 (Feb. 10, 2007— March 9, 2007)	365,403	$27.00	365,403	$23.3 million

Month No. 3 (March 10, 2007— April 6, 2007)	—	$—	—	$123.3 million

Total	365,403	$27.00	365,403	$123.3 million

1/ Represents the Company’s fiscal months.

2/ All purchases were made pursuant to a publicly announced plan and were open-market transactions.

3/ On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock, and on April 3, 2007, the Company announced that its Board of Directors had authorized the purchase of an additional $100 million of its common stock. Both authorizations expire on June 15, 2008. The Company intends to make further share repurchases from time to time as market conditions warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Form of Restricted Stock Award Agreement Pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan.*

10.2	Employment Agreement, dated May 1, 2007, between Pacer International, Inc. and James Ward.*+

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.
Date: May 4, 2007
	By:	/s/ M. E. Uremovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2007	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Award Agreement Pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan.

10.2	Employment Agreement, dated May 1, 2007, between Pacer International, Inc. and James Ward.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.