Form 10-Q
period 2007-06-29
PACER INTERNATIONAL INC
filed 2007-08-08
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common stock, $.01 par value per share	34,561,644 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 29, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29, 2007	December 29, 2006
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $4.8 million and $5.3 million, respectively	213.6	210.4
Prepaid expenses and other	20.0	15.5
Deferred income taxes	2.4	2.4

Total current assets	236.0	228.3

Property and equipment
Property and equipment at cost	98.9	97.6
Accumulated depreciation	(67.6)	(64.8)

Property and equipment, net	31.3	32.8

Other assets
Goodwill	288.3	288.3
Deferred income taxes	1.7	1.5
Other assets	16.1	14.4

Total other assets	306.1	304.2

Total assets	$573.4	$565.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$—	$—
Book overdraft	7.9	3.1
Accounts payable and other accrued liabilities	182.5	160.9

Total current liabilities	190.4	164.0

Long-term liabilities
Long-term debt	83.0	59.0
Other	5.6	5.2

Total long-term liabilities	88.6	64.2

Total liabilities	279.0	228.2

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 35,282,123 and 37,145,047 issued and outstanding at June 29, 2007 and December 29, 2006, respectively	0.4	0.4
Additional paid-in-capital	292.1	289.1
Retained Earnings	2.0	47.7
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	294.4	337.1

Total liabilities and stockholders’ equity	$573.4	$565.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(in millions, except share and per share data)
Revenues	$474.9	$458.2	$940.0	$927.6

Operating expenses:
Cost of purchased transportation and services	372.9	355.3	736.7	717.4
Direct operating expenses (excluding depreciation)	31.1	28.6	65.4	60.9
Selling, general and administrative expenses	47.9	47.4	98.8	96.2
Depreciation and amortization	1.5	1.7	3.2	3.5

Total operating expenses	453.4	433.0	904.1	878.0

Income from operations	21.5	25.2	35.9	49.6

Interest expense	(1.1)	(1.7)	(2.6)	(3.6)
Interest income	0.1	0.1	1.8	0.3
Loss on extinguishment of debt (Note 2)	—	—	(1.8)	—

Income before income taxes	20.5	23.6	33.3	46.3

Income taxes	8.0	9.1	13.0	17.9

Net income	$12.5	$14.5	$20.3	$28.4

Earnings per share (Note 7):

Basic:
Earnings per share	$0.34	$0.39	$0.55	$0.76

Weighted average shares outstanding	36,248,687	37,606,540	36,657,668	37,556,152

Diluted:
Earnings per share	$0.34	$0.38	$0.55	$0.74

Weighted average shares outstanding	36,639,124	38,351,877	37,069,797	38,320,876

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 29, 2007

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in millions, except share amounts)
Balance at December 29, 2006	37,145,047	$289.5	$47.7	$(0.1)	$337.1

Net income	—	—	20.3	—	20.3
Other comprehensive loss	—	—	—	—	—

Total comprehensive income	—	—	20.3	—	20.3

Common stock dividends, $0.15 per share	—	—	(11.2)	—	(11.2)
Stock based compensation	—	1.9	—	—	1.9
Tax benefit from stock based compensation	—	0.4	—	—	0.4
Cumulative effect of adoption of FIN 48 (Note 1)	—	—	(0.4)	—	(0.4)
Issuance of restricted stock	190,500	—	—	—	—
Issuance of common stock for exercise of options	64,732	0.7	—	—	0.7
Repurchase and retirement of Pacer common stock	(2,118,156)	—	(54.4)	—	(54.4)

Balance at June 29, 2007	35,282,123	$292.5	$2.0	$(0.1)	$294.4

Total comprehensive income for the six months ended June 30, 2006 was $28.4 million. Total comprehensive income for the three months ended June 29, 2007 and June 30, 2006 was $12.5 million and $14.5 million, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29, 2007	June 30, 2006
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20.3	$28.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.2	3.5
Gain on sale of property and equipment	(0.2)	(0.1)
Deferred taxes	(0.2)	2.0
Loss on extinguishment of debt	1.8	—
Stock based compensation expense	1.9	0.8
Excess tax benefit from stock based compensation	(0.2)	(2.1)
Changes in operating assets and liabilities:
Accounts receivable, net	(3.2)	(5.5)
Prepaid expenses and other	(7.2)	(1.4)
Accounts payable and other accrued liabilities	21.8	(10.9)
Other	0.3	(4.6)

Net cash provided by operating activities	38.3	10.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1.7)	(2.2)
Proceeds from sales of property and equipment	0.2	0.2

Net cash used in investing activities	(1.5)	(2.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	4.8	0.3
Proceeds of long-term debt, net of debt issuance costs	82.2	—
Proceeds from exercise of stock options	0.7	2.1
Excess tax benefit from stock based compensation	0.2	2.1
Dividends paid to shareholders	(11.2)	(11.3)
Repurchase and retirement of Pacer common stock	(54.4)	(1.1)
Debt, revolving credit facility and capital lease obligation repayment	(59.0)	(10.0)

Net cash used in financing activities	(36.7)	(17.9)

Effect of exchange rate changes on cash	(0.1)	0.7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(9.1)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	9.1

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 29, 2007 and December 29, 2006 and for the three- and six-month periods ended June 29, 2007 and June 30, 2006 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006 as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of June 29, 2007 and December 29, 2006 and for the three- and six-month periods ended June 29, 2007 and June 30, 2006 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At June 29, 2007 and December 29, 2006, accounts receivable included unbilled amounts for services rendered of $24.5 million and $19.4 million, respectively. Unbilled receivables represent revenue earned in the respective period but not billed to the customer until future dates, usually within one month.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 29, 2006	$(0.1)
Activity during 2007 (net of tax)	—

Balance at June 29, 2007	$(0.1)

Repurchases of Common Stock

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock, and, on April 3, 2007, the Company announced that its Board of Directors had authorized the purchase of an additional $100 million of its common stock. Both authorizations expire on June 15, 2008. The Company repurchased a total of 965,818 shares at an average price of $27.72 per share for the year 2006 and repurchased a total of 2,118,156 shares at an average price of $25.81 per share during the six-month period ended June 29, 2007. At June 29, 2007, $78.8 million remains available for the purchase of common stock under the current Board authorizations; the Company intends to make further share repurchases from time to time as market conditions warrant.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective for the Company as of December 30, 2006. As a result of this implementation, the Company recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had a liability of approximately $3.9 million of total reserves relating to uncertain tax positions. See Note 8.

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

At June 29, 2007, the Company had $148.8 million available under the 2007 Credit Agreement, net of $83.0 million of borrowings (including the initial $59.0 million plus an additional $24.0 million borrowed in June 2007) and $18.2 million of outstanding letters of credit. At June 29, 2007, borrowings under the 2007 Credit Agreement bore a weighted average interest at a rate of 6.2% per annum. The Company repaid $10.0 million of long-term debt and capital lease obligations during the six months ended June 30, 2006. Operating cash flows funded the repayment of the debt.

Long-term debt is summarized as follows (in millions):

June 29, 2007
2007 Credit Agreement (expires April 5, 2012)	$83.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company decided to close four Logistics segment facilities and terminate approximately 30 employees at these facilities. The work at these facilities has been absorbed at other existing facilities. Costs associated with these exit activities in the Logistics segment include employee severance costs and lease termination costs. A total of $0.5 million of employee severance costs were expensed during the first six months of 2007, $0.2 million of which has been paid for the severance of 23 employees through the six months ended June 29, 2007. Additional terminations may be identified and communicated during the third quarter of 2007. Lease termination costs of $0.1 million have been expensed and paid during the 2007 period for the termination of leases at three facilities. The remaining facility will be converted to an agency with employees converting to employment by the agency during the third quarter of 2007.

As part of its ongoing effort to reduce costs and improve profitability, beginning in January 2007 and continuing throughout the first six months of 2007, the Company also engaged in a series of initiatives, not in connection with an exit or other disposal activity, which will further reduce employment by approximately 40 additional people by April 2008. These initiatives were undertaken in a number of business units and at corporate. Post-employment severance costs of the personnel laid-off aggregating $1.6 million were expensed in the six months ended June 29, 2007, of which $0.5 million was incurred by the Logistics segment and $0.5 million by the Intermodal segment and $0.6 million by the corporate office. Through June 29, 2007, $0.9 million has been paid for the severance of 38 employees.

All of these costs are included in the selling, general and administrative line item of the Condensed Consolidated Statement of Operations for the 2007 period. Additional amounts may be incurred during the remainder of fiscal year 2007 for severance or retention bonus payments and for facility closures.

NOTE 4. LONG-TERM INCENTIVE PLANS

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

Prior to May 3, 2007, the Company had two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Upon adoption of the 2002 Plan no further awards were able to be made under the 1999 Plan. As of May 3, 2007, with the adoption of the 2006 Plan, no further awards may be made under the 2002 Plan, although outstanding awards under the 2002 Plan were not affected.

A total of 2.5 million shares of common stock have been reserved for issuance under the 2006 Plan. If an award, other than a Substitute Award (defined below), is forfeited or otherwise terminates without the issuance or delivery of some or all of the shares underlying the award to the grantee, or becomes unexercisable without having been exercised in full, the remaining shares that were subject to the award will become available for future awards under the 2006 Plan (unless the 2006 Plan has terminated). The grant of a stock appreciation right (“SAR”) will not reduce the number of shares that may be subject to awards, but the number of shares issued upon the exercise of a SAR will so reduce the available number of shares.

Substitute Awards will not reduce the number of shares available for issuance under the 2006 Plan. Substitute Awards are awards granted in assumption of or in substitution for outstanding awards previously granted by a company acquired by or merged into the Company or any of its subsidiaries or with which the Company or any of its subsidiaries combines.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Subject to any required action by the Company’s shareholders, the number of shares reserved for issuance under the 2006 Plan, the maximum award limitations set forth in the 2006 Plan, the number of shares underlying an outstanding award, as well as the price per share (or exercise, base or purchase price) of the underlying shares, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). Subject to any required action by the Company’s shareholders, the 2006 Plan administrator (presently the Compensation Committee of the Board of Director’s), in its sole discretion, may make similar adjustments to reflect a change in the capitalization of the Company, including a recapitalization, repurchase, rights offering, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders or other similar corporate transaction or event.

The initial grants under the 2006 Plan for 195,000 shares of restricted stock were awarded to certain members of senior management, subject to shareholder approval of the 2006 Plan. The restricted stock awards will vest in equal 25% increments over a four-year period, with the first 25% having vested on June 1, 2007, subject as to a given increment to the employee’s continued employment with the Company on the applicable vesting date. A total of 48,750 shares vested on June 1, 2007. On June 18, 2007, due to an employee resignation, 4,500 shares of restricted stock were forfeited.

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. Upon adoption of the 2006 Plan by the shareholders, the 2002 Plan terminated, and no further awards may be granted under the 2002 Plan. At June 29, 2007, 2,309,500 shares under the 2006 Plan were available for issuance.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the six-month periods ended June 29, 2007 and June 30, 2006, respectively.

	Six Months Ended
	June 29, 2007	June 30, 2006
Common Stock Options

Granted
@ $25.77 per share	—	12,000
@ $28.05 per share	—	60,000
@ $30.89 per share	—	50,000
@ $35.17 per share	—	22,000

Subtotal	—	144,000

Exercised
@ $5.00 per share	29,632	274,167
@ $10.00 per share	12,500	5,000
@ $12.50 per share	3,900	13,300
@ $13.74 per share	3,000	9,000
@ $15.78 per share	3,600	4,000
@ $16.18 per share	1,200	1,200
@ $17.92 per share	—	3,000
@ $18.64 per share	—	3,000
@ $19.54 per share	8,000	—
@ $19.66 per share	1,400	2,900
@ $20.31 per share	—	5,400
@ $25.75 per share	1,500

Subtotal	64,732	320,967

Canceled or Expired
@ $10.00 per share	—	7,500
@ $12.50 per share	7,000	—
@ $15.78 per share	4,400	—

Subtotal	11,400	7,500

Restricted Stock

Granted
@ $27.64 per share	195,000	—

Canceled or Expired
@ $27.64 per share	4,500	—

All proceeds from option exercises were used for general corporate purposes and all canceled or expired options were due to employee terminations.

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

During the second quarter of 2005, the Company engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believed that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel had assured would occur if the Company were to prevail in the remand trial) would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter of 2005, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter of 2005. In the first quarter of 2006, the court granted final approval to the settlement. The claims process, payment calculations and final settlement payments were concluded in the second quarter of 2006, with the company retaining approximately $560,000 in unclaimed funds.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a class of owner-operators (the “Renteria” class action) not included in the Albillo class. Each of the claims in the Renteria case, which had been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. In June 2007, our motion for summary adjudication on the insurance issue was granted, so that the only remaining issue in the case is the workers compensation claim. Trial on this claim is presently set for September 2007. Based on information presently available, and in light of our legal and other defenses on the workers compensation related claim, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

At June 29, 2007, the Company had a commitment to acquire 667 53-ft. containers through operating leases. Delivery will take place by October 2007.

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

The following table presents revenues generated by country or geographical area for the three- and six-month periods ended June 29, 2007 and June 30, 2006 (in millions).

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
United States	$421.0	$409.9	$836.1	$833.3

Foreign Revenues

Mexico	9.9	9.8	22.0	19.4
Europe	10.2	6.6	19.8	14.2
Russia/China	9.8	8.6	18.2	15.9
Far East	6.1	4.6	10.9	9.9
Canada	5.0	5.1	9.4	10.4
Mideast	2.4	3.1	3.7	4.2
Australia/New Zealand	2.0	1.8	3.8	3.8
South America	1.9	1.4	3.1	2.3
Africa	0.8	0.6	1.1	0.8
All Other	5.8	6.7	11.9	13.4

Total Foreign Revenues	$53.9	$48.3	$103.9	$94.3

Total Revenues	$474.9	$458.2	$940.0	$927.6

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

For the three- and six-month periods ended June 29, 2007, the Company had one customer of the Intermodal segment that generated 10.7% and 10.9% of the Company’s total revenues, respectively. The next largest contributing customer generated 6.2% for first six months of 2007. For the three-and six-month periods ended June 30, 2006, the Company had one customer that generated 10.5% and 11.0% of the Company’s total revenues, respectively. The next largest contributing customer generated 5.4% for the first six months of 2006.

The following table presents reportable segment information for the three- and six-month periods ended June 29, 2007 and June 30, 2006 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended June 29, 2007
Revenues	$373.4	$101.8	$—	$475.2
Inter-segment elimination	—	(0.3)	—	(0.3)

Subtotal	373.4	101.5		474.9
Income (loss) from operations	24.7	1.7	(4.9)	21.5
Depreciation	1.3	0.2	—	1.5
Capital expenditures	0.5	0.4	—	0.9

3 Months ended June 30, 2006
Revenues	$357.3	$101.3	$—	$458.6
Inter-segment elimination	—	(0.4)	—	(0.4)

Subtotal	357.3	100.9	—	458.2
Income (loss) from operations	27.7	1.2	(3.7)	25.2
Depreciation	1.4	0.3	—	1.7
Capital expenditures	0.7	0.5	—	1.2

6 Months ended June 29, 2007
Revenues	$746.9	$193.5	$—	$940.4
Inter-segment elimination	—	(0.4)	—	(0.4)

Subtotal	746.9	193.1	—	940.0
Income (loss) from operations	43.9	1.6	(9.6)	35.9
Depreciation	2.8	0.4	—	3.2
Capital expenditures	1.0	0.7	—	1.7

6 Months ended June 30, 2006
Revenues	$730.8	$197.3	$—	$928.1
Inter-segment elimination	—	(0.5)	—	(0.5)

Subtotal	730.8	196.8	—	927.6
Income (loss) from operations	57.0	0.6	(8.0)	49.6
Depreciation	2.9	0.6	—	3.5
Capital expenditures	1.4	0.8	—	2.2

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Numerator:
Net income	$12.5	$14.5	$20.3	$28.4

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	36,248,687	37,606,540	36,657,668	37,556,152
Effect of dilutive securities:
Stock options/restricted stock	390,437	745,337	412,129	764,724

Denominator for earnings per share-diluted	36,639,124	38,351,877	37,069,797	38,320,876

Earnings per share-basic	$0.34	$0.39	$0.55	$0.76

Earnings per share-diluted	$0.34	$0.38	$0.55	$0.74

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended June 29, 2007 and June 30, 2006, 350,697 shares and 126,017 shares were anti-dilutive, respectively. For the six-month periods ended June 29, 2007 and June 30, 2006, 287,322 shares and 113,755 shares were anti-dilutive, respectively.

NOTE 8. INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of 2007. As a result of the implementation, the Company recognized a $0.4 million increase to the reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. The amount of unrecognized tax benefit, including interest and penalties, as of the beginning of the year was $3.9 million, of which $2.5 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of June 29, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized benefits in income tax expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 30, 2006, the Company had recorded a liability of approximately $2.5 million and $1.4 million for the payment of uncertain tax benefits, and interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of June 29, 2007.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9. SUBSEQUENT EVENT

As part of its ongoing effort to reduce costs and improve profitability and not in connection with an exit activity, the Company, in early August 2007, severed an additional 36 people. The charge for this employment reduction, impacting both operating segments and the corporate office, will be a total of approximately $2.2 million in the third quarter of 2007. Additional severance and facility rationalization activities may occur in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our Critical Accounting Policies, and the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006 (the “2006 Annual Report”) filed with the Securities and Exchange Commission on February 21, 2007.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report include:

•	General economic and business conditions;

•	Changes in our business strategy, development plans or cost savings plans;

•	Increases in our leverage;

•	Industry trends, including changes in the costs of services from rail and motor transportation providers;

•	The loss of one or more of our major customers;

•	The impact of competitive pressures in the marketplace;

•	The frequency and severity of accidents, particularly involving our trucking operations;

•	Difficulties in maintaining or enhancing our information technology systems;

•	Availability of qualified personnel;

•	Congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	Changes in, or the failure to comply with, government regulation;

•	Increases in interest rates;

•	Our ability to integrate acquired businesses; and

•	Terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our Annual Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and other filings with the SEC.

Executive Summary

The second quarter of 2007 was one of improvement for Pacer compared to the second quarter of 2006. Traffic volumes began to increase in the second quarter with Stacktrain and rail brokerage volumes up 7.3% and 1.7% over the corresponding 2006 quarter, respectively. Rail brokerage traffic volumes were 15.3% above volumes during the first quarter of 2007. We also saw the continued improvement of our Logistics segment with income from operations up 41.7% over the second quarter of 2006. All Logistics segment units showed improvement in income from operations with the exception of the truck services and truck brokerage units. Consolidated gross margins were slightly below both the first quarter of 2007 and the second quarter of 2006 due to lower pricing combined with an increase in lower average revenue westbound volumes incurred to balance traffic flows, and to increases in underlying purchased transportation costs.

Income from operations was $21.5 million for the second quarter of 2007, $3.7 million below the 2006 quarter. We generated $12.5 million of net income, or $0.34 per diluted share during the 2007 quarter, $2.0 million and $0.04 below the 2006 quarter, respectively. The 2007 amounts included $1.3 million of pre-tax non-cash costs related to the initial vesting in June 2007 of restricted stock awards under the 2006 Long-Term Incentive Plan approved by the shareholders in May 2007. This amount, combined with $0.3 million of additional severance costs during the quarter, accounted for $1.0 million on an after-tax basis of the decrease in net income or almost $0.03 per diluted share.

For the six months ended June 29, 2007, income from operations of $35.9 million was $13.7 million below the corresponding 2006 period. The 2007 period experienced reduced gross margins due to lower pricing combined with an increase in lower average revenue westbound volumes incurred to balance traffic flows, and to increases in underlying purchased transportation costs. The 2006 period included a number of ordinary course transactions that positively impacted results in the 2006 period that did not recur in the 2007 period, and, accordingly, affect comparability between the periods. These 2006 transactions included previously reported recoveries of chassis misuse charges from several third parties (a result of improved billing and collection efforts), various settlements of prior period rail payables and the adjustment of a previously accrued expense for third party vendor services. These 2006 transactions collectively had an approximate $5.0 million favorable impact on the 2006 period income from operations. In addition, the 2007 period included $2.1 million of costs associated with office closures and related exit activities and other severance costs which began in the first quarter of 2007. See Note 3.

Through June 2007, we have terminated 61 people and closed 3 facilities. As previously reported, our management team is charged with identifying and implementing process improvements, facility rationalization and other savings opportunities in order for Pacer to become a more effective and efficient organization. We expect further severance and facility rationalization activities in the future.

We continued our stock repurchase program by repurchasing 1,738,127 shares under the plan during the second quarter of 2007 for $44.5 million. Operating cash flows funded the repurchase along with a borrowing of $24.0 million under our credit facility. For the first six months of 2007, we have repurchased 2,103,530 shares under the plan for $54.4 million, and, since inception of the plan in 2006, we have repurchased 3,069,348 shares through June 29, 2007 for $81.2 million. The remaining authorization is $78.8 million.

Through the first six months of 2007, operating cash flows were $38.3 million, and in addition to the stock repurchase mentioned above, we paid $11.2 million of dividends during the first six months of 2007.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding each of these critical accounting policies, including the potential effect of specified deviations from management estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2006 Annual Report.

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

Deferred Tax Assets. At June 29, 2007, we have recorded net deferred tax assets of $4.1 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize these assets is $10.5 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 29, 2001. SFAS No. 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. The carrying amount of goodwill at June 29, 2007 assigned to our intermodal and logistics segments was $169.0 million and $119.3 million, respectively. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations.

Results of Operations

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth our historical financial data by reportable segment for the three months ended June 29, 2007 and June 30, 2006 (in millions).

	2007	2006	Change	% Change
Revenues
Intermodal	$373.4	$357.3	$16.1	4.5%
Logistics	101.8	101.3	0.5	0.5
Inter-segment elimination	(0.3)	(0.4)	0.1	(25.0)

Total	474.9	458.2	16.7	3.6

Cost of purchased transportation and services
Intermodal	288.9	272.4	16.5	6.1
Logistics	84.3	83.3	1.0	1.2
Inter-segment elimination	(0.3)	(0.4)	0.1	(25.0)

Total	372.9	355.3	17.6	5.0

Direct operating expenses
Intermodal	31.1	28.6	2.5	8.7
Logistics	—	—	—	—

Total	31.1	28.6	2.5	8.7

Selling, general & administrative expenses
Intermodal	27.4	27.2	0.2	0.7
Logistics	15.6	16.5	(0.9)	(5.5)
Corporate	4.9	3.7	1.2	32.4

Total	47.9	47.4	0.5	1.1

Depreciation and amortization
Intermodal	1.3	1.4	(0.1)	(7.1)
Logistics	0.2	0.3	(0.1)	(33.3)
Corporate	—	—	—	—

Total	1.5	1.7	(0.2)	(11.8)

Income (loss) from operations
Intermodal	24.7	27.7	(3.0)	(10.8)
Logistics	1.7	1.2	0.5	41.7
Corporate	(4.9)	(3.7)	(1.2)	32.4

Total	21.5	25.2	(3.7)	(14.7)

Interest expense, net	1.0	1.6	(0.6)	(37.5)
Income taxes	8.0	9.1	(1.1)	(12.1)
Net income	$12.5	$14.5	$(2.0)	(13.8)%

Revenues. Revenues increased $16.7 million, or 3.6%, for the three months ended June 29, 2007 compared to the three months ended June 30, 2006. Intermodal segment revenues increased $16.1 million, reflecting increases in our Stacktrain operations which were offset by reductions in rail brokerage revenues. Cartage revenues were flat between periods. Stacktrain revenues increased $18.4 million in the 2007 period compared to the 2006 period and reflected increases in all three Stacktrain lines of business, partially offset by lower avoided repositioning cost “ARC” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and lower container and chassis per diem revenues. The quarter-over-quarter increases in the three Stacktrain lines of business were as follows:

•

The 8.4% increase in Stacktrain third-party domestic revenues reflected a 7.7% increase in overall domestic containers handled coupled with a 20.5% average fuel surcharge in effect during the 2007 period compared to a 20.4% average surcharge during the 2006 period. The increase in domestic containers handled was partially offset by an 8.6% reduction in ARC international container volumes. One of our major suppliers of international containers has increased export loadings which impacts our supply of international containers available for repositioning. We believe that the reduced ARC volumes will continue through the remainder of the year. The average freight revenue per container increased 0.6% for Stacktrain third-party domestic business.

•

The 11.6% increase in automotive revenues reflected a volume increase of 5.2% over the 2006 period coupled with a 6.1% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix, rate increases and fuel surcharges.

•

The 13.3% increase in Stacktrain international revenues was because of a 9.1% increase in containers handled from existing customers coupled with a 3.9% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to changes in business mix.

The $0.8 million decline in container and chassis per diem revenues in the 2007 period compared to the 2006 period was because of a reduction in the number of days equipment is controlled by the customer. While the reduction in customer controlled days reduces per diem revenue, it provides an operational benefit allowing faster equipment reloading. Westbound ARC revenues for the 2007 period were $0.2 million below the 2006 period because of rate competition and the use by international shipping companies of their own equipment for export loading. Rail brokerage revenues for the 2007 period were $2.3 million, or 2.1%, below the 2006 period due primarily to competitive rate pressures, and higher westbound volumes, accomplished to balance traffic flows, which historically move at lower freight rates than eastbound traffic. Rail brokerage volumes for the 2007 period were 1.7% higher than the 2006 period. Cartage revenues were essentially flat between periods with reduced Southern California business substantially offset by increased revenues in our other cartage regions including two additional business locations.

Revenues in our logistics segment increased $0.5 million, or 0.5%, in the 2007 period compared to the 2006 period reflecting increased revenues in our warehousing and distribution, supply chain services and international units partially offset by reduced revenues in our truck services and truck brokerage units. The warehousing and distribution unit’s revenues increased 21.0% because of current customers requiring year-round storage, increasing storage revenues and increased warehouse handling revenues. Our supply chain services unit revenues increased 30.2% due to the addition of a new customer, and our international unit revenues increased 16.9% because of increased import/export business partially offset by reduced overseas aid cargo and agricultural shipments. Our truck services revenues decreased by 10.0% and our truck brokerage revenues decreased by 25.7% for the 2007 period compared to the 2006 period due to soft demand and lower truck counts.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $17.6 million, or 5.0%, in the 2007 period compared to the 2006 period. The intermodal segment’s cost of purchased transportation and services increased $16.5 million, or 6.1%, in the 2007 period compared to the 2006 period reflecting increases in Stacktrain and rail brokerage costs, partially offset by reduced cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 3.6% increase in the cost per container because of increased fuel costs from our underlying service providers, rate increases from our underlying rail carriers, and changes in business mix. Local dray costs from the ramp to customer location increased $2.1 million in the 2007 period compared to the 2006 period due to the increase in PacerDirect product volumes. In addition, repositioning costs increased $0.4 million due to chassis repositioning for trailer-on-flatcar business. The increased rail brokerage costs were related to the increased shipments noted above combined with increased fuel costs from our underlying service providers, rate increases from our underlying rail carriers, and changes in business mix. In addition, our rail brokerage unit utilizes our Stacktrain operations for rail transportation whenever possible in order to favorably impact overall Pacer margins. In some instances, selecting Stacktrain as the rail service provider may not be the most profitable choice for our rail brokerage unit alone but is beneficial to the overall Pacer network and customer service. The reduced cartage costs were related primarily to the reduced steamship company business in Southern California. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment decreased from 23.8% in the 2006 period to 22.6% in the 2007 period because of competition and lower pricing to maintain equipment flow and minimize repositioning costs. Gross margins were also impacted by increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

Cost of purchased transportation and services in our logistics business increased $1.0 million in the 2007 period compared to the 2006 period reflecting the increased business in the majority of the Logistics segment units. The overall gross margin percentage for our logistics business decreased from 17.8% in the 2006 period to 17.2% in the 2007 period due to business mix, competitive pressures and increases in underlying service costs, including fuel. Partially offsetting the decrease in the gross margin percentage was an improved margin during the 2007 period in our warehouse and distribution unit due to increased storage revenues which incur no additional costs.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, increased $2.5 million, or 8.7%, in the 2007 period compared to the 2006 period due primarily to higher container and chassis lease and maintenance costs for newer equipment and the larger fleet size during the 2007 period. At June 29, 2007, we had 0.5% or 142 more containers and 4.5% or 1,339 more chassis than at June 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million, or 1.1%, in the 2007 period compared to the 2006 period. The increase was due to a $1.3 million charge for the initial year’s vesting and dividends related to the June 2006 restricted stock awards under our 2006 Long-Term Incentive Plan which was approved by shareholders in May 2007. The timing of this approval resulted in a full year of vesting during the second quarter of 2007, with the initial dividends prior to shareholder approval treated as compensation expense. On an on-going basis, the compensation cost related to current awards will be $0.3 million per quarter with dividends charged to retained earnings. An additional $0.3 million was also incurred for severance costs during the 2007 period ($0.2 million for the Logistics segment and $0.1 million for the corporate office). Substantially offsetting these increases were reduced costs for legal fees and costs related to reduced employment in both of our operating segments. Our logistics segment’s average employment level decreased by 84 in the 2007 period compared to the 2006 period due primarily to reductions in our supply chain services unit resulting from the loss of a customer and in our truck services and truck brokerage units. These reductions occurred primarily during the last half of 2006. Our intermodal segment’s average employment level decreased by 45 in the 2007 period compared to the 2006 period reflecting reductions in our rail brokerage unit beginning in the last half of 2006 and continuing into 2007, partially offset by increases in our Stacktrain unit related to the continued implementation of our PacerDirect product.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million for the 2007 period compared to the 2006 period as a result of normal property retirements.

Income From Operations. Income from operations decreased $3.7 million, or 14.7%, from $25.2 million in the 2006 period to $21.5 million in the 2007 period. Corporate expenses were $1.2 million above the 2006 period due primarily to costs related to the restricted stock vesting in June 2007 and $0.1 million of additional severance costs. Intermodal segment income from operations decreased $3.0 million reflecting a $0.5 million decrease in Stacktrain income from operations, a $3.2 million decrease in rail brokerage income from operations and a $0.7 million increase in cartage income from operations. The Stacktrain decrease was due to higher direct operating expenses, reduced ARC business and reduced margins in the 2007 period due to lower pricing to maintain equipment flow and increases in underlying service provider costs. The rail brokerage decrease was also due to competitive rate pressures and increases in underlying service provider costs and an increase in lower average revenue westbound business to balance traffic flows. The increase in our cartage unit was because of additional business including two additional locations in the 2007 period and additional business from our Stacktrain and rail brokerage units compared to the 2006 period.

Logistics segment income from operations improved $0.5 million to $1.7 million in the 2007 period compared to $1.2 million in the 2006 period reflecting increases in all business units except our truck services and truck brokerage units. The increase in our warehousing and distribution unit resulted from additional storage and handling business. Our supply chain services unit increase was due to the addition of a new customer and our international unit’s increase reflected strong import/export business partially offset by reduced overseas aid and agricultural shipments. The decrease in our truck brokerage income from operations was due to decreased shipments and competitive rate pressure. The decrease for our truck services unit resulted from a lower number of operating trucks and soft demand. Income from operations in the 2007 period for the Logistics segment was reduced by severance costs of $0.2 million.

Interest Expense, Net. Interest expense, net, decreased by $0.6 million, or 37.5%, for the 2007 period compared to the 2006 period because of a lower average debt balance outstanding during the 2007 period and to reduced interest rates including loan fees. While the outstanding debt balance at June 29, 2007 of $83.0 million was $3.0 million above the $80.0 million outstanding at June 30, 2006, $24.0 million of the 2007 balance was borrowed in June 2007. The average interest rate during the 2007 period was 6.2% compared to 6.7% during the 2006 period.

Income Tax Expense. Income tax expense decreased $1.1 million in the 2007 period compared to the 2006 period because of lower pre-tax income in the 2007 period, partially offset by a slightly higher effective tax rate of 39.0% for the 2007 period compared to 38.6% for the 2006 period. The increase in the effective tax rate reflected a state tax adjustment resulting from the completion of a state tax audit.

Net Income. Net income decreased by $2.0 million, or 13.8%, from $14.5 million in the 2006 period to $12.5 million in the 2007 period reflecting the lower income from operations (down $3.7 million) as discussed above, partially offset by reduced interest costs (down $0.6 million). Net income in the 2007 period also reflected lower income tax expense (down $1.1 million) related to a lower pre-tax income, partially offset by a higher effective tax rate in the 2007 period.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth our historical financial data by reportable segment for the six months ended June 29, 2007 and June 30, 2006 (in millions).

	2007	2006	Change	% Change
Revenues
Intermodal	$746.9	$730.8	$16.1	2.2%
Logistics	193.5	197.3	(3.8)	(1.9)
Inter-segment elimination	(0.4)	(0.5)	0.1	(20.0)

Total	940.0	927.6	12.4	1.3

Cost of purchased transportation and services
Intermodal	577.7	556.6	21.1	3.8
Logistics	159.4	161.3	(1.9)	(1.2)
Inter-segment elimination	(0.4)	(0.5)	0.1	(20.0)

Total	736.7	717.4	19.3	2.7

Direct operating expenses
Intermodal	65.4	60.9	4.5	7.4
Logistics	—	—	—	—

Total	65.4	60.9	4.5	7.4

Selling, general & administrative expenses
Intermodal	57.1	53.4	3.7	6.9
Logistics	32.1	34.8	(2.7)	(7.8)
Corporate	9.6	8.0	1.6	20.0

Total	98.8	96.2	2.6	2.7

Depreciation and amortization
Intermodal	2.8	2.9	(0.1)	(3.4)
Logistics	0.4	0.6	(0.2)	(33.3)
Corporate	—	—	—	—

Total	3.2	3.5	(0.3)	(8.6)

Income (loss) from operations
Intermodal	43.9	57.0	(13.1)	(23.0)
Logistics	1.6	0.6	1.0	166.7
Corporate	(9.6)	(8.0)	(1.6)	20.0

Total	35.9	49.6	(13.7)	(27.6)

Interest expense, net	0.8	3.3	(2.5)	(75.8)
Loss on extinguishment of debt	1.8	—	1.8	n.m.
Income taxes	13.0	17.9	(4.9)	(27.4)
Net income	$20.3	$28.4	$(8.1)	(28.5)

Revenues. Revenues increased $12.4 million, or 1.3%, for the six months ended June 29, 2007 compared to the six months ended June 30, 2006. Intermodal segment revenues increased $16.1 million for the 2007 period, reflecting increases in our Stacktrain operations which were offset by reductions in rail brokerage and cartage revenues. Stacktrain revenues increased $31.2 million in the 2007 period compared to the 2006 period and reflected increases in all three Stacktrain lines of business, partially offset by lower avoided repositioning cost “ARC” revenues and lower container and chassis per diem revenues. The period-over-period increases in the three Stacktrain lines of business were as follows:

•

The 4.6% increase in Stacktrain third-party domestic revenues was because of an 18.9% average fuel surcharge in effect during the 2007 period compared to an 18.3% average surcharge during the 2006 period. Domestic containers handled increased 3.3% from the 2006 period due to increases in Pacer container volumes partially offset by a 14.5% reduction in ARC international container volumes. One of our major suppliers of international boxes has increased export loadings which impacts our supply of international containers available for repositioning. We believe that the reduced ARC volumes will continue through the remainder of the year. The average freight revenue per container increased 1.2% for Stacktrain third-party domestic business.

•

The 12.1% increase in automotive revenues reflected a volume increase of 6.9% over the 2006 period coupled with a 4.8% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix, rate increases and fuel surcharges.

•

The 17.9% increase in Stacktrain international revenues resulted from a 13.6% increase in containers handled primarily from additional customers which began shipping during the first quarter of 2006 coupled with a 3.8% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to changes in business mix.

The $3.1 million decline in container and chassis per diem revenues in the 2007 period compared to the 2006 period reflected recoveries of container and chassis misuse charges from several third parties (a result of improved billing and collection practices) benefiting the 2006 period combined with a reduction in the number of days equipment is controlled by the customer. While the reduction in customer controlled days reduces per diem revenue, it provides an operational benefit allowing faster equipment reloading. Westbound ARC revenues for the 2007 period were $1.2 million below the 2006 period because of rate competition and the use by international shipping companies of their own equipment for export loading. Rail brokerage revenues for the 2007 period were $14.8 million, or 6.9%, below the 2006 period primarily due to a 5.1% decrease in volume combined with competitive rate pressures. Cartage revenues decreased $0.3 million due primarily to reduced Southern California business including reduced container repositioning revenue as well as reduced port to rail terminal drayage related to decreases from two international customers. This decrease was partially offset by increased revenues in our other cartage regions.

Revenues in our logistics segment decreased $3.8 million, or 1.9%, in the 2007 period compared to the 2006 period reflecting reduced revenues in our truck services and truck brokerage units partially offset by increased revenues in our warehousing and distribution, supply chain services and international units. Our truck services revenues decreased by 13.8% and our truck brokerage revenues decreased by 21.5% for the 2007 period compared to the 2006 period due to soft demand, lower truck counts and competitive rate pressures. The warehousing and distribution unit’s revenues increased 18.8% because of current customers requiring year-round storage, increasing storage revenues and increased warehouse handling revenues. Our supply chain services unit revenues increased 26.0% due to the addition of a new customer, and our international unit revenues increased 12.5% because of increased import/export business partially offset by reduced overseas aid cargo and agricultural shipments.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $19.3 million, or 2.7%, in the 2007 period compared to the 2006 period. The intermodal segment’s cost of purchased transportation and services increased $21.1 million, or 3.8%, for the 2007 period compared to the 2006 period reflecting increases in Stacktrain costs, partially offset by reduced rail brokerage and cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 3.8% increase in the cost per container because of increased fuel costs from our underlying service providers, rate increases from our underlying carriers, and changes in business mix. In addition, in connection with our periodic reconciliation and settlement of amounts owed to our carriers based on actual usage, during the first quarter of 2006, we reached favorable settlements of several prior period rail payables that resulted in lower reported transportation costs in the 2006 quarter compared to the 2007 quarter. Local dray costs from the ramp to the customer location increased $2.6 million in the 2007 period compared to the 2006 period due primarily to the increase in PacerDirect product and increases in Stacktrain international volumes. These Stacktrain increases were partially offset by decreased container repositioning costs, down $0.3 million in the 2007 period compared to the 2006 period, reflecting a reduced need to reposition containers from the Los Angeles basin to Eastern U.S. locations to support westbound volumes. The decreased rail brokerage and cartage costs were related to reduced volumes noted above. The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment decreased from 23.8% in the 2006 period to 22.6% in the 2007 period because of competition and lower pricing to maintain equipment flow and minimize repositioning costs. Gross margins were also impacted by increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

Cost of purchased transportation and services in our logistics business decreased $1.9 million in the 2007 period compared to the 2006 period due primarily to the reduced volumes in our trucking operations. The overall gross margin percentage for our logistics segment decreased from 18.2% in the 2006 period to 17.7% in the 2007 period due primarily to business mix and competitive pressures.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, increased $4.5 million, or 7.4%, in the 2007 period compared to the 2006 period because of higher container and chassis lease and maintenance costs for newer equipment and the larger fleet size during the 2007 period. At June 29, 2007, we had 0.5% or 142 more containers and 4.5% or 1,339 more chassis than at June 30, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million, or 2.7%, in the 2007 period compared to the 2006 period. Selling, general and administrative expenses in the 2006 period included a benefit from the adjustment of previously accrued expenses for third party vendor services that we determined would not be payable under the contract with the provider. The 2007 period also experienced increased bad debt costs because of a number of bankruptcies impacting our rail brokerage and cartage units, and our cartage unit incurred increased personal injury/property damage claims costs. We incurred pre-tax costs totaling $2.1 million for severance of approximately 70 personnel (61 of which have been terminated) and exit activities during the 2007 period, $1.0 million in the Logistics segment, $0.5 million in the Intermodal segment and $0.6 million in the corporate office. In addition, we incurred in the 2007 period a $1.3 million charge for the initial year’s vesting and dividends related to the June 2006 restricted stock awards under the 2006 Long-Term Incentive Plan which was approved by shareholders in May 2007. The timing of this approval resulted in a full year of vesting during the period, with the initial dividends prior to shareholder approval treated as compensation expense. On an on-going basis, the compensation cost related to current awards will be $0.3 million per quarter with dividends charged to retained earnings. Substantially offsetting these increases were reduced costs related to reduced employment in both of our operating segments. Our logistics segment’s average employment level decreased by 90 in the 2007 period compared to the 2006 period because of reductions in our supply chain services unit resulting from the loss of a customer and in our truck services and truck brokerage units. These reductions occurred primarily during the last half of 2006. Our intermodal segment’s average employment level decreased by 35 in the 2007 period compared to the 2006 period reflecting reductions in our rail brokerage unit beginning in the last half of 2006 and continuing in 2007, partially offset by increases in our Stacktrain unit related to the continued implementation of our PacerDirect product and by increases in our cartage unit as a result of two additional operating locations. In addition, during the 2006 period, we settled a motor vehicle accident case adversely impacting our truck services unit and corporate results by $1.2 million.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.3 million for the 2007 period compared to the 2006 period as a result of normal property retirements.

Income From Operations. Income from operations decreased $13.7 million, or 27.6%, from $49.6 million in the 2006 period to $35.9 million in the 2007 period. Corporate expenses were $1.6 million above the 2006 period because of costs related to the restricted stock vesting in June 2007 and $0.6 million of additional severance costs, partially offset by reduced legal costs. Intermodal segment income from operations decreased $13.1 million reflecting a $7.5 million decrease in Stacktrain income from operations, a $5.5 million decrease in rail brokerage income from operations and a $0.1 million decrease in cartage income from operations. The Stacktrain decrease was due, in part, to the first quarter 2006 transactions that benefited that quarter but did not recur in the 2007 quarter, including the recoveries of chassis misuse charges from several third parties (a result of improved billing and collection efforts), various settlements of prior period rail payables and the adjustment of a previously accrued expense for third party vendor services, combined with higher direct operating expenses, reduced ARC business and reduced margins in the 2007 period. The rail brokerage and cartage decreases were because of reduced volumes and increased bad debt accruals due to bankruptcies. Our cartage unit was also affected by increased personal injury/property damage costs during the first quarter of 2007. Income from operations in the 2007 period for the Intermodal segment was reduced by severance costs of $0.5 million.

Logistics segment income from operations improved $1.0 million to $1.6 million in the 2007 period compared to $0.6 million in the 2006 period reflecting increases in all business units except the truck brokerage unit. The increase in our warehousing and distribution unit was because of additional storage and handling business. Our supply chain services unit increase was due to the addition of a new customer and our international unit’s increase reflected strong import/export business partially offset by reduced overseas aid and agricultural shipments. The increase for our truck services unit was due primarily to the 2006 settlement of a motor vehicle accident case that adversely impacted our truck services unit and corporate results during the 2006 period. The decrease in our truck brokerage income from operations was due to decreased shipments and competitive rate pressure. Income from operations in the 2007 period was reduced by severance and facility closure costs of $1.0 million.

Interest Expense, Net. Interest expense, net, decreased by $2.5 million, or 75.8%, for the 2007 period compared to the 2006 period due primarily to the award of $1.6 million of interest as part of an arbitration settlement during the 2007 period coupled with a lower average debt balance outstanding during the 2007 period. While the outstanding debt balance at June 29, 2007 of $83.0 million was $3.0 million above the $80.0 million outstanding at June 30, 2006, $24.0 million of the 2007 balance was borrowed in June 2007. The average interest rate during the 2007 period was 6.2% compared to 6.1% during the 2006 period.

Loss on Extinguishment of Debt. On April 5, 2007, we completed the refinancing of our term loan and revolving credit facility with a new $250 million, five-year revolving credit facility. See the discussion under “Liquidity and Capital Resources” below. Charges totaling $1.8 million were incurred due to the write-off of existing deferred loan fees related to the prior credit facility.

Income Tax Expense. Income tax expense decreased $4.9 million in the 2007 period compared to the 2006 period because of lower pre-tax income in the 2007 period, partially offset by a slightly higher effective tax rate of 39.0% for the 2007 period compared to 38.7% for the 2006 period. The increase in the effective tax rate reflected a state tax adjustment resulting from the completion of a state tax audit.

Net Income. Net income decreased by $8.1 million, or 28.5%, from $28.4 million in the 2006 period to $20.3 million in the 2007 period reflecting the lower income from operations (down $13.7 million, of which $2.1 million related to severance costs) as discussed above, and the write-off of loan fees associated with the refinancing of debt ($1.8 million), partially offset by reduced net interest costs (down $2.5 million) including interest income from the settlement of an arbitration case. Net income in the 2007 period also reflected lower income tax expense (down $4.9 million) related to a lower pre-tax income, partially offset by a higher effective tax rate in the 2007 period.

Liquidity and Capital Resources

Cash generated by operating activities was $38.3 million and $10.1 million for the six months ended June 29, 2007 and June 30, 2006, respectively. The increase in cash provided by operating activities was due primarily to the timing between periods of payouts for bonuses and litigation settlements. The 2006 period had previously accrued bonuses and legal settlements paid during the period, while there were no bonus or significant legal payouts during the 2007 period. The Del Monte arbitration settlement, which was received in the second quarter of 2007 reducing receivables, was more than offset by receivables associated with increased business. Also contributing to the increased cash flow from operating activities were $15.7 million of tax payments in the 2007 period compared to $22.1 million during the 2006 period. The lower payment in the 2007 period was due to a lower federal extension payment which is based on the timing of earnings during the year. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain cash balances and incur increased interest costs. However, because of favorable market conditions, we borrowed $24.0 million during the second quarter of 2007 to repurchase common stock. We had working capital of $45.6 million and $65.5 million at June 29, 2007 and June 30, 2006, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of June 29, 2007 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$83.0	$—	$—	$83.0	$—
Interest on long-term debt	24.7	5.8	11.6	7.3	—
Operating leases	419.6	83.6	149.2	112.6	74.2
Equipment obligation	6.7	0.6	1.7	1.7	2.7
Dividends	5.6	5.6	—	—	—
Volume incentives	5.9	5.9	—	—	—
APL IT agreement	135.0	10.6	21.6	22.1	80.7
Other IT agreements	10.1	3.5	3.8	1.6	1.2
Human resources agreements	0.6	0.1	0.3	0.2	—
Income tax contingencies	4.0	—	4.0	—	—
Purchased transportation	26.8	26.8	—	—	—

Total	$722.0	$142.5	$192.2	$228.5	$158.8

$59.0 million of our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our former retail segment in 2000, with the remaining $24.0 million incurred in June 2007 to finance the repurchase of common stock. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 667 containers remaining to be financed. We anticipate financing the equipment through an operating lease and will receive the equipment by October 2007. The dividends reflected in the table were paid on July 10. Volume incentives relate to amounts payable to companies that ship on our Stacktrain division that met certain volume shipping commitments for the year 2007. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, none being presently contemplated, our obligation under the contract would be limited to only $3.5 million. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function and IT licensing and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions as of June 29, 2007 (see “Recently Issued Accounting Pronouncements” below). The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

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

Cash flows used in investing activities were $1.5 million and $2.0 million for the six months ended June 29, 2007 and June 30, 2006, respectively. The expenditures for both periods were for normal computer replacement items.

Cash flows used in financing activities were $36.7 million and $17.9 million for the 2007 and 2006 periods, respectively. During the 2007 period, we refinanced our prior bank revolving credit and term loan facility and the $59.0 million outstanding thereunder with a new $250 million revolving credit facility (see the discussion below). In June 2007, we borrowed an additional $24.0 million from the facility, used to repurchase common stock and for general corporate purposes. During the 2007 period, options to purchase 64,732 shares of our common stock were exercised for total proceeds of $0.7 million. The excess tax benefit associated with the exercise of the options was $0.2 million. Also during the 2007 period, 2,118,156 shares of our common stock were repurchased and retired for $54.4 million and we paid $11.2 million for the fourth quarter 2006 and first quarter 2007 cash dividends. During the 2006 period, we repaid $10.0 million principal amount of our long-term debt under the prior credit facility. Operating cash flows funded the repayment of the debt. Options to purchase 320,967 shares of our common stock were exercised during the 2006 period for total proceeds to the Company of $2.1 million. The excess tax benefit associated with the exercise of options was $2.1 million during the 2006 period. Cash dividends of $11.3 million were paid for the fourth quarter of 2005 and first quarter of 2006 dividends.

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

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. We were in compliance with these covenants at June 29, 2006. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement.

At June 29, 2007, we had $148.8 million available under the 2007 Credit Agreement, net of $83.0 million of borrowings and $18.2 million of outstanding letters of credit. At June 29, 2007, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 6.2% per annum.

During the 2007 period, the intermodal segment received 575 new 53-ft. leased containers and 926 leased chassis and returned 623 48-ft. and 53-ft. leased containers and 1,236 leased chassis. During the 2006 period, the intermodal segment received 1,015 new 53-ft. leased containers and 2,573 leased chassis and returned 878 48-ft. and 53-ft. leased containers and 1,354 leased chassis.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective for the Company as of December 30, 2006. As a result of this implementation, the Company recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had a liability of approximately $3.9 million of total reserves relating to uncertain tax positions.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of June 29, 2007.

Based upon the average variable interest rate debt outstanding during the first six months of 2007, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.7 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock:

Issuer Purchases of Equity Securities

Period 1/	Total Number of Shares Purchased 2/	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 3/	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 3/
Month No. 1
(April 7, 2007 -
May 4, 2007)	—	$—	—	$123.3 million

Month No. 2
(May 5, 2007 -
June 1, 2007)	786,600	$25.90	786,600	$102.9 million

Month No. 3
(June 2, 2007 -
June 29, 2007)	966,153	$25.27	951,527	$78.8 million

Total	1,752,753	$25.56	1,738,127	$78.8 million

1/	Represents the Company’s fiscal months.
2/	All purchases were open-market transactions, and 1,738,127 shares were repurchased pursuant to a publicly announced plan and 14,626 shares were surrendered to pay minimum tax liabilities on restricted stock vesting on June 1, 2007.
3/	On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock, and, on April 3, 2007, the Company announced that its Board of Directors had authorized the purchase of an additional $100 million of its common stock. Both authorizations expire on June 15, 2008. The Company intends to make further share repurchases from time to time as market conditions warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Board of Directors is divided into three classes that serve staggered three-year terms. At the 2007 Annual Meeting of Shareholders of Pacer International, Inc. held on May 3, 2007, the shareholders elected the following persons to the Company’s Board of Directors. Mr. Giftos, Mr. Spector and Mr. Uremovich were elected to serve until the 2010 Annual Meeting of Shareholders, or until their successors are elected and qualified, by the votes indicated below:

Name	For	Withheld
P. Michael Giftos	30,707,083	3,439,054
Bruce H. Spector	33,662,104	484,033
Michael E. Uremovich	33,376,579	769,558

Directors Robert S. Rennard, Robert F. Starzel, Andrew C. Clarke and Donald C. Orris continued in office after the 2007 Annual Meeting of Shareholders.

Effective as of the close of business on August 1, 2007, Bruce Spector, who is a partner of Apollo Management L.P., resigned from the Board of Directors due to a recently adopted Apollo Management policy restricting its executives from serving on public company boards other than those of its portfolio companies. Mr. Spector’s resignation was due to this new Apollo policy and not any disagreement with Pacer.

By a vote of 34,093,215 for, 47,527 against and 5,395 abstaining, the shareholders ratified the Board of Director’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2007. There were no broker non-votes on this matter.

By a vote of 25,419,418 for, 5,660,730 against and 13,904 abstaining, the shareholders approved the 2006 Long-Term Incentive Plan provides for awards of stock options, stock appreciation rights, restricted stock, and restricted stock units among other equity based awards. There were 3,052,085 broker non-votes on this matter.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1	Pacer International, Inc. 2007 Performance Bonus Plan.*+

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 8, 2007	By:	/s/ M.E. Uremovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1	Pacer International, Inc. 2007 Performance Bonus Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.