Form 10-Q
period 2007-09-21
PACER INTERNATIONAL INC
filed 2007-10-31
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 21, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2007
Common stock, $.01 par value per share	34,708,944 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED SEPTEMBER 21, 2007

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 21, 2007	December 29, 2006
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowances of $4.9 million and $5.3 million, respectively	214.2	210.4
Prepaid expenses and other	8.6	15.5
Deferred income taxes	2.4	2.4

Total current assets	225.2	228.3

Property and equipment
Property and equipment at cost	99.3	97.6
Accumulated depreciation	(68.4)	(64.8)

Property and equipment, net	30.9	32.8

Other assets
Goodwill	288.3	288.3
Deferred income taxes	0.4	1.5
Other assets	14.8	14.4

Total other assets	303.5	304.2

Total assets	$559.6	$565.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$—	$—
Book overdraft	9.9	3.1
Accounts payable and other accrued liabilities	182.4	160.9

Total current liabilities	192.3	164.0

Long-term liabilities
Long-term debt	73.9	59.0
Other	5.8	5.2

Total long-term liabilities	79.7	64.2

Total liabilities	272.0	228.2

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,696,344 and 37,145,047 issued and outstanding at September 21, 2007 and December 29, 2006, respectively	0.4	0.4
Additional paid-in-capital	293.5	289.1
Retained earnings (accumulated deficit)	(6.2)	47.7
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	287.6	337.1

Total liabilities and stockholders’ equity	$559.6	$565.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 21, 2007	Sept. 22, 2006	Sept. 21, 2007	Sept. 22, 2006
	(in millions, except share and per share data)
Revenues	$489.3	$458.2	$1,429.3	$1,385.8

Operating expenses:
Cost of purchased transportation and services	384.3	343.5	1,121.0	1,060.9
Direct operating expenses (excluding depreciation)	31.1	29.4	96.5	90.2
Selling, general and administrative expenses	49.1	52.0	147.9	148.2
Depreciation and amortization	1.5	1.7	4.7	5.2

Total operating expenses	466.0	426.6	1,370.1	1,304.5

Income from operations	23.3	31.6	59.2	81.3
Interest expense	(1.4)	(1.7)	(4.0)	(5.3)
Interest income	—	0.1	1.8	0.4
Loss on extinguishment of debt (Note 2)	—	—	(1.8)	—

Income before income taxes	21.9	30.0	55.2	76.4
Income taxes	8.5	11.7	21.5	29.6

Net income	$13.4	$18.3	$33.7	$46.8

Earnings per share (Note 7):
Basic:
Earnings per share	$0.39	$0.49	$0.94	$1.25
Weighted average shares outstanding	34,598,666	37,330,706	36,007,457	37,484,958

Diluted:
Earnings per share	$0.38	$0.48	$0.93	$1.22

Weighted average shares outstanding	34,901,086	37,943,668	36,384,941	38,201,709

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 21, 2007

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in millions, except share amounts)
Balance at December 29, 2006	37,145,047	$289.5	$47.7	$(0.1)	$337.1
Net income	—	—	33.7	—	33.7
Other comprehensive loss	—	—	—	—	—

Total comprehensive income	—	—	33.7	—	33.7
Common stock dividends, $0.15 per share	—	—	(16.1)	—	(16.1)
Stock based compensation	—	2.5	—	—	2.5
Tax benefit from stock based compensation	—	0.6	—	—	0.6
Cumulative effect of adoption of FIN 48 (Note 1)	—	—	(0.4)	—	(0.4)
Issuance of restricted stock	273,500	—	—	—	—
Issuance of common stock for exercise of options	116,432	1.3	—	—	1.3
Repurchase and retirement of Pacer common stock	(2,838,635)	—	(71.1)	—	(71.1)

Balance at September 21, 2007	34,696,344	$293.9	$(6.2)	$(0.1)	$287.6

Total comprehensive income for the nine months ended September 22, 2006 was $46.8 million. Total comprehensive income for the three months ended September 21, 2007 and September 22, 2006 was $13.4 million and $18.4 million, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 21, 2007	Sept. 22, 2006
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33.7	$46.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.7	5.2
Gain on sale of property and equipment	(0.6)	(0.1)
Deferred taxes	1.1	4.6
Loss on extinguishment of debt	1.8	—
Stock based compensation expense	2.5	1.2
Excess tax benefit from stock based compensation	(0.3)	(2.2)
Changes in operating assets and liabilities:
Accounts receivable, net	(3.8)	(6.5)
Prepaid expenses and other	6.9	3.1
Accounts payable and other accrued liabilities	22.1	(3.7)
Other	(0.9)	(2.8)

Net cash provided by operating activities	67.2	45.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2.7)	(2.7)
Proceeds from sales of property and equipment	0.5	0.2

Net cash used in investing activities	(2.2)	(2.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Book overdraft	6.8	—
Net borrowings under line of credit agreement, net of debt issuance costs	73.1	—
Proceeds from exercise of stock options	1.3	2.3
Excess tax benefit from stock based compensation	0.3	2.2
Dividends paid to shareholders	(16.4)	(16.9)
Repurchase and retirement of Pacer common stock	(71.1)	(26.8)
Debt, and capital lease obligation repayment	(59.0)	(10.0)

Net cash used in financing activities	(65.0)	(49.2)

Effect of exchange rate changes on cash	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(6.1)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	—	9.1

CASH AND CASH EQUIVALENTS – END OF PERIOD	$—	$3.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 21, 2007 and December 29, 2006 and for the three- and nine-month periods ended September 21, 2007 and September 22, 2006 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006 as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of September 21, 2007 and December 29, 2006 and for the three-and nine-month periods ended September 21, 2007 and September 22, 2006 include the accounts of the Company and all entities in which the Company has a majority voting or economic interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Business and Industry Segments

Pacer is a non-asset based logistics provider that facilitates the movement of freight by trailer or container using various modes of transportation. The Company provides these services through two operating segments; the “intermodal” segment and the “logistics” segment. The intermodal segment provides, through its Stacktrain, rail brokerage and cartage units, intermodal transportation services to transportation intermediaries, beneficial cargo owners, and international shipping companies. The logistics segment provides truck brokerage, truck transport (including specialized haulage), supply chain services, freight forwarding, ocean shipping and warehousing and distribution services to a wide variety of end user customers.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At September 21, 2007 and December 29, 2006, accounts receivable included unbilled amounts for services rendered of $25.7 million and $19.4 million, respectively. Unbilled receivables represent revenue earned in the respective period but not billed to the customer until future dates, usually within one month.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency
Translation Adjustment

Balance at December 29, 2006	$(0.1)
Activity during 2007 (net of tax)	—

Balance at September 21, 2007	$(0.1)

Repurchases of Common Stock

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock, and, on April 3, 2007, the Company announced that its Board of Directors had authorized the purchase of an additional $100 million of its common stock. Both authorizations expire on June 15, 2008. The Company repurchased a total of 965,818 shares at an average price of $27.72 per share for the year 2006 and repurchased a total of 2,838,635 shares at an average price of $24.99 per share during the nine-month period ended September 21, 2007. At September 21, 2007, $62.5 million remains available for the purchase of common stock under the current Board authorizations; the Company intends to make further share repurchases from time to time as market conditions warrant.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” This Statement permits the Company to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. SFAS No. 159 will be effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year). The Company does not expect the implementation of SFAS No. 159 to have a material impact on its results of operations or financial condition.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year). The Company does not expect the implementation of SFAS No. 157 to have a material impact on its results of operations or financial condition.

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

At September 21, 2007, the Company had $158.0 million available under the 2007 Credit Agreement, net of $73.9 million outstanding and $18.1 million of outstanding letters of credit. At September 21, 2007, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 6.5% per annum. The Company repaid $10.0 million of long-term debt and capital lease obligations during the nine months ended September 22, 2006. Operating cash flows funded the repayment of the debt.

Long-term debt is summarized as follows (in millions):

Sept. 21, 2007
2007 Credit Agreement (expires April 5, 2012)	$73.9

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. Through September 21, 2007, a total of $4.4 million has been expensed for the severance of 116 employees and the closure of four facilities. Set forth below are separate discussions of the exit activities and ongoing employment reduction initiatives:

The Company has closed four logistics segment facilities, terminated employees at these facilities, and absorbed the work at these facilities at other existing facilities. Costs associated with these exit activities in the logistics segment include employee severance costs and lease termination costs. A total of $0.5 million of employee severance costs were expensed during the first nine months of 2007, $0.3 million of which has been paid for the severance of 32 employees through the nine months ended September 21, 2007. Lease termination costs of $0.1 million have been expensed and paid during the 2007 period for the termination of leases at the four facilities.

The Company also engaged in a series of initiatives, not in connection with an exit or other disposal activity, which further reduced employment. These initiatives were undertaken in a number of business units and at corporate. Post-employment severance costs of the personnel laid-off aggregating $3.8 million were expensed in the nine months ended September 21, 2007, of which $1.0 million was incurred by the logistics segment, $1.7 million by the Intermodal segment and $1.1 million by the corporate office. Through September 21, 2007, $2.4 million has been paid for the severance of 84 employees.

All of these costs are included in the selling, general and administrative line item of the Condensed Consolidated Statement of Operations for the 2007 period. Additional amounts may be incurred during the remainder of fiscal year 2007 for severance or retention bonus payments and for facility closures.

NOTE 4. LONG-TERM INCENTIVE PLANS

On May 3, 2007, the shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which had been adopted by the Board of Directors in August 2006 subject to shareholder approval. The 2006 Plan expands the range of equity-based incentive awards that may be issued to attract, retain, incentivize, and reward directors, officers, employees and consultants. The 2006 Plan gives the Company the ability to provide incentives through issuance of stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards.

Prior to May 3, 2007, the Company had two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Upon adoption of the 2002 Plan, no further awards were able to be made under the 1999 Plan, although outstanding awards under that plan were not affected. As of May 3, 2007, with the adoption of the 2006 Plan, no further awards may be made under the 2002 Plan, although outstanding awards under the 2002 Plan were not affected.

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

The initial grants under the 2006 Plan for 195,000 shares of restricted stock were awarded to certain members of senior management, subject to shareholder approval of the 2006 Plan. The restricted stock awards will vest in equal 25% increments over a four-year period, with the first 25% having vested on June 1, 2007, subject as to a given increment to the employee’s continued employment with the Company on the applicable vesting date. A total of 48,750 shares vested on June 1, 2007. On June 18, 2007, due to an employee resignation, 4,500 shares of restricted stock were forfeited. A subsequent grant under the 2006 Plan was made to certain other members of management on August 7, 2007 totaling 83,000 shares. This second grant of restricted stock awards will also vest in equal 25% increments over a four-year period, with the first 25% vesting on June 1, 2008, subject as to a given increment to the employee’s continued employment with the Company on the applicable vesting date.

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At September 21, 2007, 2,226,500 shares under the 2006 Plan were available for issuance.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the nine-month periods ended September 21, 2007 and September 22, 2006, respectively.

	Nine Months Ended
	Sept. 21, 2007	Sept. 22, 2006
Common Stock Options
Granted
@ $25.77 per share	—	12,000
@ $28.05 per share	—	60,000
@ $29.44 per share	—	6,000
@ $30.89 per share	—	50,000
@ $35.17 per share	—	22,000

Subtotal	—	150,000
Exercised
@ $5.00 per share	47,632	302,767
@ $10.00 per share	12,500	5,500
@ $12.50 per share	8,400	16,300
@ $13.74 per share	3,000	9,000
@ $15.00 per share	24,000	—
@ $15.78 per share	3,600	4,000
@ $16.18 per share	6,400	3,900
@ $17.92 per share	—	4,500
@ $18.64 per share	—	3,000
@ $19.54 per share	8,000	—
@ $19.66 per share	1,400	2,900
@ $20.31 per share	—	5,400
@ $25.75 per share	1,500	—

Subtotal	116,432	357,267
Canceled or Expired
@ $10.00 per share	—	10,000
@ $12.50 per share	21,000	4,200
@ $15.00 per share	36,000	—
@ $15.78 per share	4,400	—
@ $25.75 per share	6,000	—
@ $25.87 per share	1,500	—
@ $28.05 per share	25,000	—
@ $29.40 per share	10,000	—
@ $35.17 per share	6,000	—

Subtotal	109,900	14,200
Restricted Stock
Granted
@ $27.64 per share	195,000	—
@ $22.41 per share	83,000	—

Subtotal	278,000	—
Vested
@ $27.01 per share	48,750	—
Canceled or Expired
@ $27.64 per share	4,500	—

All proceeds from option exercises were used for general corporate purposes and all canceled or expired options and restricted stock were due to employee terminations.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a class of owner-operators (the “Renteria” class action) not included in the Albillo class. Each of the claims in the Renteria case, which had been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. In June 2007, our motion for summary adjudication on the insurance issue was granted, so that the only remaining issue in the case is the workers compensation claim. In August 2007, we agreed to settle this last remaining claim on a “claims-made” basis under which the Company’s maximum exposure would not exceed our previously established $750,000 liability reserve. The settlement has received preliminary court approval, but remains subject to completion of the claims filing and payment process, and then final court approval. Based on information presently available, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

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

The following table presents revenues generated by country or geographical area for the three- and nine-month periods ended September 21, 2007 and September 22, 2006 (in millions).

	Three Months Ended		Nine Months Ended
	Sept. 21, 2007	Sept. 22, 2006	Sept. 21, 2007	Sept. 22, 2006
United States	$434.9	$410.0	$1,271.0	$1,243.3
Foreign Revenues
Europe	11.0	8.1	30.8	22.3
Mexico	10.5	9.8	32.5	29.2
Far East	7.4	4.1	18.3	14.0
Russia/China	6.9	9.3	25.1	25.2
Canada	4.7	4.5	14.1	14.9
Mideast	2.0	1.5	5.7	5.7
South America	1.4	1.0	4.5	3.3
Australia/New Zealand	1.2	2.1	5.0	5.9
Africa	0.6	0.4	1.7	1.2
All Other	8.7	7.4	20.6	20.8

Total Foreign Revenues	$54.4	$48.2	$158.3	$142.5

Total Revenues	$489.3	$458.2	$1,429.3	$1,385.8

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation.

For the nine-month period ended September 21, 2007, the Company had one customer of the Intermodal segment that generated 10.5% of the Company’s total revenues. The next largest contributing customer generated 6.2% for first nine months of 2007. For the nine-month period ended September 22, 2006, the Company had one customer that generated 10.4% of the Company’s total revenues. For the three-month periods ended September 21, 2007 and September 22, 2006, the Company had no customers that contributed more than 10% of the Company’s total revenues.

The following table presents reportable segment information for the three- and nine-month periods ended September 21, 2007 and September 22, 2006 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended September 21, 2007
Revenues	$386.0	$103.3	$—	$489.3
Inter-segment elimination	—	—	—	—

Subtotal	386.0	103.3	—	489.3
Income (loss) from operations	25.8	1.9	(4.4)	23.3
Depreciation	1.3	0.2	—	1.5
Capital expenditures	0.6	0.4	—	1.0
3 Months ended September 22, 2006
Revenues	$359.7	$98.6	$—	$458.3
Inter-segment elimination	—	(0.1)	—	(0.1)

Subtotal	359.7	98.5	—	458.2
Income (loss) from operations	39.2	0.5	(8.1)	31.6
Depreciation	1.4	0.3	—	1.7
Capital expenditures	0.3	0.2	—	0.5
9 Months ended September 21, 2007
Revenues	$1,132.9	$296.8	$—	$1,429.7
Inter-segment elimination	—	(0.4)	—	(0.4)

Subtotal	1,132.9	296.4	—	1,429.3
Income (loss) from operations	69.7	3.5	(14.0)	59.2
Depreciation	4.1	0.6	—	4.7
Capital expenditures	1.6	1.1	—	2.7
9 Months ended September 22, 2006
Revenues	$1,090.5	$295.9	$—	$1,386.4
Inter-segment elimination	—	(0.6)	—	(0.6)

Subtotal	1.090.5	295.3	—	1,385.8
Income (loss) from operations	96.3	1.1	(16.1)	81.3
Depreciation	4.3	0.9	—	5.2
Capital expenditures	1.7	1.0	—	2.7

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 21, 2007	Sept. 22, 2006	Sept. 21, 2007	Sept. 22, 2006
Numerator:
Net income	$13.4	$18.3	$33.7	$46.8

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,598,666	37,330,706	36,007,457	37,484,958
Effect of dilutive securities:
Stock options/restricted stock	302,420	612,962	377,484	716,751

Denominator for earnings per share-diluted	34,901,086	37,943,668	36,384,941	38,201,709

Earnings per share-basic	$0.39	$0.49	$0.94	$1.25

Earnings per share-diluted	$0.38	$0.48	$0.93	$1.22

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended September 21, 2007 and September 22, 2006, 319,655 shares and 202,786 shares were anti-dilutive, respectively. For the nine-month periods ended September 21, 2007 and September 22, 2006, 297,532 shares and 141,871 shares were anti-dilutive, respectively.

NOTE 8. INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of 2007. As a result of the implementation, the Company recognized a $0.4 million increase to the reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. The amount of unrecognized tax benefit, including interest and penalties, as of the beginning of the year was $3.9 million, of which $2.5 million would impact the Company’s effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of September 21, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes interest and penalties related to unrecognized benefits in income tax expense in the Condensed Consolidated Statements of Operations, which is consistent with the recognition of these items in prior reporting periods. As of December 30, 2006, the Company had recorded a liability of approximately $2.5 million and $1.4 million for the payment of uncertain tax benefits, and interest and penalties, respectively. The liability for the payment of interest and penalties did not materially change as of September 21, 2007.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

On September 30, 2007, the Company entered into a software license agreement with SAP America, Inc. (“SAP”) under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. Under the agreement, the Company was granted a perpetual license for the suite of SAP software for a license fee of $9.3 million, payable 30 days from contract execution, and agreed to a two-year maintenance and support commitment for an annual fee of $2 million. The new system is expected to be implemented over the next 22 to 28 months.

On October 1, 2007, Mexico enacted a new tax law which replaces the existing asset tax with a new flat tax to supplement the regular income tax in that country. The new tax is effective on January 1, 2008. The Company is currently evaluating the impact of this new tax on its results of operations and financial condition.

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

•

Difficulties in maintaining or enhancing our information technology systems including potential delays and cost overruns in the implementation of an enterprise suite of software applications that we purchased in the fourth quarter of 2007;

•	Availability of qualified personnel;

•	Congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	Changes in, or the failure to comply with, government regulation;

•	Increases in interest rates;

•	Our ability to integrate acquired businesses; and

•	Terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our 2006 Annual Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and other filings with the SEC.

Executive Summary

Revenues for the third quarter of 2007 compared to the 2006 quarter were up $31.1 million with increases in both operating segments. Intermodal segment revenues increased $26.3 million over the 2006 quarter, reflecting increases in our Stacktrain, rail brokerage and cartage operations. Our Stacktrain and rail brokerage traffic volumes continued to increase over both the third quarter of 2006, up 8.7% and 11.1%, respectively, and over the second quarter of 2007, up 1.6% and 8.4%, respectively. Our intermodal segment gross margin percentage, revenues less the cost of purchased transportation divided by revenues, declined to 22.2% in the 2007 quarter from 27.0% in the 2006 quarter due, in part, to the benefit of the previously reported arbitration and other rate dispute settlements in the 2006 quarter. Compared to the second quarter of 2007, the intermodal gross margin percentage declined only 0.4 percentage points due in large part to increased local dray costs, empty repositioning costs and increases in underlying purchased transportation costs. Revenue per load for Stacktrain domestic traffic and rail brokerage for the third quarter of 2007 declined 1.2% and 1.9%, respectively, as compared to the 2006 quarter due to competitive rate pressures, and higher westbound volumes, accomplished to balance traffic flows. Rail brokerage revenue per load during the third quarter of 2007, however, was 1.9% higher compared to the second quarter of 2007. In addition, Stacktrain automotive and international traffic revenue per load increased 5.5% and 6.3%, respectively, compared to the 2006 quarter.

Revenues in our logistics segment increased $4.7 million, or 4.8%, in the 2007 period compared to the 2006 period reflecting increased revenues in all segment units but the truck services and truck brokerage units. The logistics segment gross margin percentage improved to 18.5% in the 2007 quarter compared to 17.8% in the 2006 quarter due to yield management efforts and changes in business mix.

Income from operations was $23.3 million for the third quarter of 2007, $8.3 million below the 2006 quarter. The 2007 quarter included $2.4 million in pre-tax severance costs. The 2006 quarter included $7.4 million in pre-tax arbitration settlement benefits and other settled rate dispute benefits (of which $5.3 million related to prior years) improving income from operations in the 2006 quarter, and a $3.5 million bonus accrual in the 2006 quarter that did not recur in the 2007 quarter. As shown in the table below (in millions), these amounts accounted for $6.3 million of the $8.3 million decrease in consolidated income from operations for the 2007 quarter compared to the 2006 quarter.

	Third Quarter
Item	2007	2006	Variance
Severance expense	$2.4	$—	$2.4
Arbitration settlement benefits	—	(7.4)	7.4
Bonus accrual	—	3.5	(3.5)

Subtotal	$2.4	$(3.9)	$6.3

Although these or similar events may recur in the future, we believe that, when comparing historical periods as we are doing here, the above table highlighting these significant items between historical periods provides useful information that is essential to a proper understanding of our current income from operations and allows investors and management to more easily compare income from operations from historical period to period.

Intermodal segment income from operations declined $13.4 million due partially to the 2006 arbitration settlement benefiting results in that quarter, but also to lower gross margins in 2007. The logistics segment income from operations increased $1.4 million, or 280.0%, with all units contributing to the increase except the truck brokerage unit. Corporate costs were $3.7 million less in the 2007 quarter compared to the 2006 quarter due essentially to the $3.5 million bonus accrual included in the 2006 quarter.

We generated $13.4 million of net income, or $0.38 per diluted share during the 2007 quarter, $4.9 million and $0.10 per share below the 2006 quarter, respectively.

Through September 21, 2007, we have reduced employment by 116 people and closed 4 facilities under our exit activity and other severance program. As previously reported, our management team is charged with identifying and implementing process improvements, facility rationalization and other savings opportunities in order for Pacer to become a more effective and efficient organization.

We continued our stock repurchase program by repurchasing 720,479 shares under the plan during the third quarter of 2007 for $16.3 million. Operating cash flows along with borrowings under our credit facility funded the repurchase. During the first nine months of 2007, we repurchased 2,838,635 shares under the plan for $71.1 million, and, since inception of the plan in 2006, we have repurchased 3,804,453 shares through September 21, 2007 for $97.5 million. The remaining authorization is $62.5 million.

Through the first nine months of 2007, operating cash flows were $67.2 million compared to $45.6 million for the first nine months of 2006.

On September 30, 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. Under the agreement, we were granted a perpetual license for the suite of SAP software for a license fee of $9.3 million (capital investment), payable 30 days from contract execution, and agreed to a two-year maintenance and support commitment for an annual fee of $2 million. We plan to implement the new system over the next 22 to 28 months. Once implemented, the new system is expected to provide an integrated, streamlined platform across business units, providing better management information, eliminating duplicated work effort and dispersed data and enhancing services and communications with customers.

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

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers or have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operations recognize revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads are available in our computer systems. In addition, our Stacktrain operations offer volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. Our wholesale cartage operations and our logistics segment recognize revenue after services have been completed.

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

Deferred Tax Assets. At September 21, 2007, we have recorded net deferred tax assets of $2.8 million. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize these assets is $7.2 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense.

Goodwill. We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 29, 2001. SFAS No. 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. The carrying amount of goodwill at September 21, 2007 assigned to our intermodal and logistics segments was $169.0 million and $119.3 million, respectively. The Company evaluates the carrying value of goodwill and recoverability should events or circumstances occur that bring into question the realizable value or impairment of goodwill, or at least annually. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations.

Results of Operations

Three Months Ended September 21, 2007 Compared to Three Months Ended September 22, 2006

The following table sets forth our historical financial data by reportable segment for the three months ended September 21, 2007 and September 22, 2006 (in millions).

	2007	2006	Change	% Change
Revenues
Intermodal	$386.0	$359.7	$26.3	7.3%
Logistics	103.3	98.6	4.7	4.8
Inter-segment elimination	—	(0.1)	0.1	(100.0)

Total	489.3	458.2	31.1	6.8
Cost of purchased transportation and services
Intermodal	300.2	262.5	37.7	14.4
Logistics	84.1	81.1	3.0	3.7
Inter-segment elimination	—	(0.1)	0.1	(100.0)

Total	384.3	343.5	40.8	11.9
Direct operating expenses
Intermodal	31.1	29.4	1.7	5.8
Logistics	—	—	—	—

Total	31.1	29.4	1.7	5.8
Selling, general & administrative expenses
Intermodal	27.6	27.2	0.4	1.5
Logistics	17.1	16.7	0.4	2.4
Corporate	4.4	8.1	(3.7)	(45.7)

Total	49.1	52.0	(2.9)	(5.6)
Depreciation and amortization
Intermodal	1.3	1.4	(0.1)	(7.1)
Logistics	0.2	0.3	(0.1)	(33.3)
Corporate	—	—	—	—

Total	1.5	1.7	(0.2)	(11.8)
Income (loss) from operations
Intermodal	25.8	39.2	(13.4)	(34.2)
Logistics	1.9	0.5	1.4	280.0
Corporate	(4.4)	(8.1)	3.7	(45.7)

Total	23.3	31.6	(8.3)	(26.3)

Interest expense, net	1.4	1.6	(0.2)	(12.5)
Income taxes	8.5	11.7	(3.2)	(27.4)
Net income	$13.4	$18.3	$(4.9)	(26.8)%

Revenues. Revenues increased $31.1 million, or 6.8%, for the three months ended September 21, 2007 compared to the three months ended September 22, 2006. Intermodal segment revenues increased $26.3 million, reflecting increases in our Stacktrain, rail brokerage and cartage operations. Stacktrain revenues increased $16.0 million in the 2007 period compared to the 2006 period and reflected increases in all three Stacktrain lines of business. Avoided repositioning cost “ARC” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and container and chassis per diem revenues were comparable between periods. The quarter-over-quarter increases in the three Stacktrain lines of business were as follows:

•

The 7.4% increase in Stacktrain third-party domestic revenues reflected an 8.6% increase in overall domestic containers handled coupled with a 21.2% average fuel surcharge in effect during the 2007 period compared to a 21.9% average surcharge during the 2006 period. The average freight revenue per container decreased 1.2% for Stacktrain third-party domestic business due primarily to competitive rate pressures.

•

The 16.6% increase in automotive revenues reflected a volume increase of 10.5% over the 2006 period coupled with a 5.5% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix, rate increases and fuel surcharges.

•

The 13.4% increase in Stacktrain international revenues reflected a 6.6% increase in containers handled from existing customers coupled with a 6.3% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to changes in business mix.

Rail brokerage revenues for the 2007 period were $9.7 million, or 9.0%, above the 2006 period due to a volume increase between periods of 11.1%, offset by a decline in revenue per load of 1.9%. The lower revenue per load was due to competitive rate pressures, and higher westbound volumes, accomplished to balance traffic flows, which historically move at lower freight rates than eastbound traffic. Cartage revenues were $0.6 million, or 2.3%, above the 2006 period due primarily to increased revenues in the West and Midwest regions including two additional business locations.

Revenues in our logistics segment increased $4.7 million, or 4.8%, in the 2007 period compared to the 2006 period reflecting increased revenues in our warehousing and distribution, supply chain services and international units partially offset by reduced revenues in our truck services and truck brokerage units. The warehousing and distribution unit’s revenues increased 11.5% because of current customers requiring year-round storage and increased storage and warehouse handling revenues. In addition, this unit started a container transload facility in Southern California in June 2007, which, while not yet profitable, contributed to the revenue increase. Our supply chain services unit revenues increased 67.3% due to the addition of a new customer, and our international unit revenues increased 16.0% because of increased import/export business partially offset by reduced overseas aid cargo and agricultural shipments. Our truck services revenues decreased by 0.8% due to soft demand and lower truck counts and our truck brokerage revenues decreased by 36.0% for the 2007 period compared to the 2006 period as a result of fewer shipments.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $40.8 million, or 11.9%, in the 2007 period compared to the 2006 period. The intermodal segment’s cost of purchased transportation and services increased $37.7 million, or 14.4%, in the 2007 period compared to the 2006 period reflecting increases in Stacktrain and rail brokerage costs. Cartage costs were comparable between periods. The Stacktrain increase was related to the increased shipments noted above combined with a 9.8% increase in the cost per container because of increased fuel costs from our underlying service providers, rate increases from our underlying rail carriers, and changes in business mix. Local dray costs from the ramp to customer location increased $1.5 million in the 2007 period compared to the 2006 period due to the increase in PacerDirect product volumes and increased Stacktrain international volumes. In addition, repositioning costs increased $0.3 million due to chassis repositioning for the trailer-on-flatcar business. Reducing the Stacktrain 2006 period costs was a gross benefit of $7.4 million, related to expenses accrued in 2006 and prior years, from the settlement of a series of arbitration cases and other rate disputes during the 2006 quarter that resulted in the reversal of prior period expense accruals. The increased rail brokerage costs were related to the increased shipments noted above combined with increased fuel costs from our underlying service providers, rate increases from our underlying rail carriers, and changes in business mix.

The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment decreased from 27.0% in the 2006 period to 22.2% in the 2007 period. The arbitration settlements in 2006 discussed above accounted for approximately 2.1 percentage points of the decline. Competition, increases in fuel costs especially for our international business, lower pricing to maintain equipment flow and minimize repositioning costs and increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes also contributed to the decline.

Cost of purchased transportation and services in our logistics business increased $3.0 million in the 2007 period compared to the 2006 period reflecting the increased business in the majority of the Logistics segment units. The overall gross margin percentage for our logistics business increased from 17.8% in the 2006 period to 18.5% in the 2007 period due primarily to increased storage revenues which incur no additional costs in our warehouse and distribution unit and increased margins in our truck services unit due to business mix. Gross margin percentages for the other logistics business units were comparable between periods.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, increased $1.7 million, or 5.8%, in the 2007 period compared to the 2006 period due primarily to higher container and chassis lease costs for newer 53 ft. equipment and higher maintenance costs associated with increased equipment velocity. Overall fleet size was comparable between periods. At September 21, 2007, we had 0.7% or 199 more containers and 0.5% or 156 fewer chassis than at September 22, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.9 million, or 5.6%, in the 2007 period compared to the 2006 period. The decrease was due, in part, to a bonus accrual in the 2006 period of $3.5 million that was not incurred during the 2007 period (this accrual was reversed in the fourth quarter of 2006 under the terms of our 2006 bonus plan). During the 2007 period, $2.4 million was incurred for severance costs ($1.3 million for the intermodal segment, $0.6 million for the logistics segment and $0.5 for the corporate office). Substantially offsetting these 2007 costs were reduced legal fees and reduced employment costs in both of our operating segments. Our overall average employment level decreased by 154 (including the 116 employees terminated through the 2007 period under our facility closing and other severance program), or 9.5%, in the 2007 period compared to the 2006 period due to our cost reduction efforts and normal attrition, with reductions across all business units. Average employment levels for the 2007 period were down 94 in our logistics segment, 59 in our intermodal segment and 1 in our corporate office, as compared to the 2006 period.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million for the 2007 period compared to the 2006 period as a result of normal property retirements.

Income From Operations. Income from operations decreased $8.3 million, or 26.3%, from $31.6 million in the 2006 period to $23.3 million in the 2007 period. Corporate expenses were $3.7 million below the 2006 period due primarily to the absence of a bonus accrual ($3.5 million accrued in 2006) combined with reduced legal costs during the 2007 period, partially offset by $0.5 million of additional severance costs during the 2007 period.

Intermodal segment income from operations decreased $13.4 million reflecting a $10.2 million decrease in Stacktrain income from operations, a $3.7 million decrease in rail brokerage income from operations and a $0.5 million increase in cartage income from operations. The Stacktrain decrease was due to the $7.4 million benefit in the 2006 period for arbitration and other rate dispute settlements, higher direct operating expenses, and reduced margins in the 2007 period due to lower pricing to maintain equipment flow and increases in underlying service provider costs. The rail brokerage decrease was due to competitive rate pressures and increases in underlying service provider costs and an increase in lower average revenue westbound business to balance traffic flows. The increase in our cartage unit reflected additional business including two additional locations in the 2007 period and additional business from our Stacktrain and rail brokerage units compared to the 2006 period. Income from operations in the 2007 period for the intermodal segment was reduced by severance costs of $1.3 million.

Logistics segment income from operations improved $1.4 million to $1.9 million in the 2007 period compared to $0.5 million in the 2006 period reflecting increases in all business units except our truck brokerage unit. The increase in our warehousing and distribution unit resulted from additional storage and handling business partially offset by start-up related costs from the new Southern California transload facility. Our supply chain services unit’s increase was due to the addition of a new customer, our truck services unit’s increase was because of improved margins and reduced labor costs and our international unit’s increase reflected strong import/export business partially offset by reduced overseas aid and agricultural shipments. The decrease in our truck brokerage income from operations was due to decreased shipments. Income from operations in the 2007 period for the logistics segment was reduced by severance costs of $0.6 million.

Interest Expense, Net. Interest expense, net, decreased by $0.2 million, or 12.5%, for the 2007 period compared to the 2006 period reflecting the lower average debt balance outstanding during the 2007 period and to reduced interest rates including loan fees. The outstanding debt balance at September 21, 2007 of $73.9 million was $6.1 million below the $80.0 million outstanding at September 22, 2006. The average interest rate during the 2007 period was 6.5% compared to 7.0% during the 2006 period.

Income Tax Expense. Income tax expense decreased $3.2 million in the 2007 period compared to the 2006 period because of lower pre-tax income in the 2007 period, combined with a slightly lower effective tax rate of 38.8% for the 2007 period compared to 39.0% for the 2006 period.

Net Income. Net income decreased by $4.9 million, or 26.8%, from $18.3 million in the 2006 period to $13.4 million in the 2007 period reflecting the lower income from operations (down $8.3 million, including a $7.4 million decrease attributable to arbitration settlements that benefited the 2006 period and $2.4 million of 2007 severance costs) as discussed above, partially offset by reduced interest costs (down $0.2 million). Net income in the 2007 period also reflected lower income tax expense (down $3.2 million) related to a lower pre-tax income and a slightly lower effective tax rate in the 2007 period.

Nine Months Ended September 21, 2007 Compared to Nine Months Ended September 22, 2006

The following table sets forth our historical financial data by reportable segment for the nine months ended September 21, 2007 and September 22, 2006 (in millions).

	2007	2006	Change	% Change
Revenues
Intermodal	$1,132.9	$1,090.5	$42.4	3.9%
Logistics	296.8	295.9	0.9	0.3
Inter-segment elimination	(0.4)	(0.6)	0.2	(33.3)

Total	1,429.3	1,385.8	43.5	3.1
Cost of purchased transportation and services
Intermodal	877.9	819.1	58.8	7.2
Logistics	243.5	242.4	1.1	0.5
Inter-segment elimination	(0.4)	(0.6)	0.2	(33.3)

Total	1,121.0	1,060.9	60.1	5.7
Direct operating expenses
Intermodal	96.5	90.2	6.3	7.0
Logistics	—	—	—	—

Total	96.5	90.2	6.3	7.0
Selling, general & administrative expenses
Intermodal	84.7	80.6	4.1	5.1
Logistics	49.2	51.5	(2.3)	(4.5)
Corporate	14.0	16.1	(2.1)	(13.0)

Total	147.9	148.2	(0.3)	(0.2)
Depreciation and amortization
Intermodal	4.1	4.3	(0.2)	(4.7)
Logistics	0.6	0.9	(0.3)	(33.3)
Corporate	—	—	—	—

Total	4.7	5.2	(0.5)	(9.6)
Income (loss) from operations
Intermodal	69.7	96.3	(26.6)	(27.6)
Logistics	3.5	1.1	2.4	218.2
Corporate	(14.0)	(16.1)	2.1	(13.0)

Total	59.2	81.3	(22.1)	(27.2)
Interest expense, net	2.2	4.9	(2.7)	(55.1)
Loss on extinguishment of debt	1.8	—	1.8	n.m.
Income taxes	21.5	29.6	(8.1)	(27.4)
Net income	$33.7	$46.8	$(13.1)	(28.0)%

Revenues. Revenues increased $43.5 million, or 3.1%, for the nine months ended September 21, 2007 compared to the nine months ended September 22, 2006. Intermodal segment revenues increased $42.4 million for the 2007 period, reflecting increases in our Stacktrain and cartage operations partially offset by reductions in rail brokerage revenues. Stacktrain revenues increased $47.2 million in the 2007 period compared to the 2006 period and reflected increases in all three Stacktrain lines of business, partially offset by lower avoided repositioning cost “ARC” revenues and lower container and chassis per diem revenues. The period-over-period increases in the three Stacktrain lines of business were as follows:

•

The 5.5% increase in Stacktrain third-party domestic revenues was due to a 5.0% increase in domestic containers handled coupled with a 0.5% increase in the average freight revenue per container for the 2007 period compared to the 2006 period. The average fuel surcharge in effect during the 2007 period was 19.6% compared to 19.5% during the 2006 period. The increase in domestic containers handled was due to increases in Pacer container volumes partially offset by a 10.2% reduction in ARC international container volumes. One of our major suppliers of international boxes has had increased export loadings which impacted our supply of international containers available for repositioning.

•

The 13.5% increase in automotive revenues reflected a volume increase of 8.0% over the 2006 period coupled with a 5.1% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix, rate increases and slightly higher fuel surcharges.

•

The 16.3% increase in Stacktrain international revenues resulted from an 11.1% increase in containers handled primarily from additional customers which began shipping during the first quarter of 2006, coupled with a 4.7% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to changes in business mix.

The $3.0 million decline in container and chassis per diem revenues in the 2007 period compared to the 2006 period reflected recoveries of container and chassis misuse charges from several third parties (a result of improved billing and collection practices) benefiting the 2006 period combined with a reduction in the number of days equipment is controlled by the customer. While the reduction in customer controlled days reduces per diem revenue, it provides an operational benefit allowing faster equipment reloading. Westbound ARC revenues for the 2007 period were $1.0 million below the 2006 period because of rate competition and the use by international shipping companies of their own equipment for export loading. Rail brokerage revenues for the 2007 period were $5.1 million, or 1.6%, below the 2006 period primarily due to competitive rate pressures as volumes were 0.3% higher in the 2007 period compared to the 2006 period. The average revenue per load for our rail brokerage unit declined by 1.8% in the 2007 period compared to the 2006 period. Cartage revenues increased $0.3 million due primarily to increased revenues in the Midwest regions including two additional business locations, partially offset by reduced Southern California business including reduced container repositioning revenue as well as reduced port to rail terminal drayage related to decreases from two international customers.

Revenues in our logistics segment increased $0.9 million, or 0.3%, in the 2007 period compared to the 2006 period reflecting increased revenues in all units but the truck services and truck brokerage units. The warehousing and distribution unit’s revenues increased 15.9% because of current customers requiring year-round storage and increased storage and warehouse handling revenues. In addition, this unit started a container transload facility in Southern California in June 2007, which, while not yet profitable, contributed to the revenue increase. Our supply chain services unit’s revenues increased 48.6% due to the addition of a new customer, and our international unit’s revenues increased 13.7% because of increased import/export business partially offset by reduced overseas aid cargo and agricultural shipments. Our truck services unit’s revenues decreased by 9.5% as a result of lower truck counts and soft demand and our truck brokerage unit’s revenues decreased by 31.4% for the 2007 period compared to the 2006 period due to fewer shipments and competitive rate pressures.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $60.1 million, or 5.7%, in the 2007 period compared to the 2006 period. The intermodal segment’s cost of purchased transportation and services increased $58.8 million, or 7.2%, for the 2007 period compared to the 2006 period reflecting increases in Stacktrain and rail brokerage costs, partially offset by reduced cartage costs. The Stacktrain increase was related to the increased shipments noted above combined with a 5.7% increase in the cost per container because of increased fuel costs and rates from our underlying service providers, and changes in business mix. Reducing the Stacktrain 2006 period costs was a gross benefit of $5.3 million, related to expenses accrued in prior years, from the settlement of a series of arbitration cases and other rate disputes during the 2006 period that resulted in the reversal of prior year expense accruals in 2006. In addition, in connection with our periodic reconciliation and settlement of amounts owed to our carriers based on actual usage, during the first quarter of 2006 we reached favorable settlements of several prior period rail payables that resulted in lower reported transportation costs in the 2006 quarter compared to the 2007 quarter. Local dray costs from the ramp to the customer location increased $4.1 million in the 2007 period compared to the 2006 period due primarily to the increase in PacerDirect product volumes and Stacktrain international volumes. Container repositioning costs were comparable between periods. The increased rail brokerage costs were related to the increased shipments noted above combined with increased fuel costs and rates from our underlying service providers, and changes in business mix. The cartage decrease in costs is related to less ocean port to rail terminal and back type of movements, also know as landbridge movements. Ocean shipping lines are loading containers onto rail cars at the port rather than moving them inland to the rail terminal for loading to a larger extent in the 2007 period compared to the 2006 period.

The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment decreased from 24.9% in the 2006 period to 22.5% in the 2007 period because of the arbitration and rail payable settlements in 2006 discussed above, competition and lower pricing to maintain equipment flow and minimize repositioning costs. Gross margins were also impacted by increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

Cost of purchased transportation and services in our logistics business increased $1.1 million in the 2007 period compared to the 2006 period reflecting the increased business in the majority of the logistics segment units. The overall gross margin percentage for our logistics segment decreased from 18.1% in the 2006 period to 18.0% in the 2007 period due primarily to business mix changes and competitive pressures.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, increased $6.3 million, or 7.0%, in the 2007 period compared to the 2006 period because of higher container and chassis lease costs for newer 53 ft. equipment and higher maintenance costs associated with increased equipment velocity. Overall fleet size was comparable between periods. At September 21, 2007, we had 0.7% or 199 more containers and 0.5% or 156 fewer chassis than at September 22, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.3 million, or 0.2%, in the 2007 period compared to the 2006 period. During the 2006 period, $3.5 million was accrued for bonuses compared to none in the 2007 period. The 2007 period experienced reduced legal fees and savings related to reduced employment in both of our operating segments. Our overall average employment level decreased by 132, or 8.0%, in the 2007 period compared to the 2006 period due to our cost reduction efforts and normal attrition, with reductions across all business units. Average employment levels for the 2007 period were down 90 in our logistics segment and 42 in our intermodal segment. Corporate employment levels remained unchanged between periods. In addition, during the 2006 period, we settled a motor vehicle accident case adversely impacting our truck services unit’s and corporate results in that period. These items were partially offset by the benefit in the 2006 period from the adjustment of previously accrued expenses for third party vendor services that was determined would not be payable under the contract with the provider. The 2007 period experienced increased bad debt costs because of a number of bankruptcies impacting our rail brokerage and cartage units, and our cartage unit incurred increased personal injury/property damage claims costs. We incurred pre-tax costs totaling $4.4 million for severance of approximately 116 personnel and for facility exit costs during the 2007 period, $1.6 million in the logistics segment, $1.7 million in the intermodal segment and $1.1 million in the corporate office. In addition, we incurred in the 2007 period a $1.7 million charge for the initial year’s vesting and dividends related to the June 2006 and August 2007 restricted stock awards under the 2006 Long-Term Incentive Plan as approved by shareholders in May 2007. The timing of the shareholders’ approval resulted in a full year of vesting during the period, with the initial dividends prior to shareholder approval treated as compensation expense. On an on-going basis, the compensation cost related to current awards will be $0.4 million per quarter with dividends charged to retained earnings.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.5 million for the 2007 period compared to the 2006 period as a result of normal property retirements.

Income From Operations. Income from operations decreased $22.1 million, or 27.2%, from $81.3 million in the 2006 period to $59.2 million in the 2007 period. Corporate expenses were $2.1 million below the 2006 period because of the 2006 bonus accrual combined with reduced legal costs during the 2007 period, partially offset by $1.7 million of costs related to the restricted stock awards and $1.1 million of severance costs during the 2007 period. Intermodal segment income from operations decreased $26.6 million reflecting a $17.9 million decrease in Stacktrain income from operations, a $9.1 million decrease in rail brokerage income from operations and a $0.4 million increase in cartage income from operations. The Stacktrain decrease was due, in part, to the first quarter 2006 transactions that benefited that quarter but did not recur in the 2007 period, including the recoveries of chassis misuse charges from several third parties (a result of improved billing and collection efforts), various settlements of prior period rail payables, the adjustment of a previously accrued expense for third party vendor services and the 2006 arbitration settlements, combined with higher direct operating expenses, reduced ARC business and reduced margins in the 2007 period. The rail brokerage decrease was also due to competitive rate pressures and increases in underlying service provider costs and an increase in lower average revenue westbound business to balance traffic flows combined with higher bad debt costs in the 2007 period related to customer bankruptcies. The increase in our cartage unit was because of additional business including two additional locations in the 2007 period and additional business from our Stacktrain and rail brokerage units compared to the 2006 period, partially offset by increased personal injury/property damage costs during the first quarter of 2007. Income from operations in the 2007 period for the Intermodal segment was reduced by severance costs of $1.7 million.

Logistics segment income from operations improved $2.4 million to $3.5 million in the 2007 period compared to $1.1 million in the 2006 period reflecting increases in all business units except the truck brokerage unit. The increase in our warehousing and distribution unit was because of additional storage and handling business partially offset by start-up related costs from the new Southern California transload facility. Our supply chain services unit increase was due to the addition of a new customer and our international unit’s increase reflected strong import/export business partially offset by reduced overseas aid and agricultural shipments. The increase for our truck services unit was due primarily to the 2006 settlement of a motor vehicle accident case that adversely impacted our truck services unit’s results combined with improved margins and reduced labor costs during the 2007 period. The decrease in our truck brokerage unit’s income from operations was due to decreased shipments and competitive rate pressure. Income from operations in the 2007 period was reduced by severance and facility closure costs of $1.6 million.

Interest Expense, Net. Interest expense, net, decreased by $2.7 million, or 55.1%, for the 2007 period compared to the 2006 period reflecting the award of $1.6 million of interest as part of an arbitration settlement during the 2007 period coupled with a lower average debt balance outstanding during the 2007 period and lower interest rates. The outstanding debt balance at September 21, 2007 of $73.9 million was $6.1 million below the $80.0 million outstanding at September 22, 2006. The average interest rate during the 2007 period was 6.5% compared to 7.0% during the 2006 period.

Loss on Extinguishment of Debt. On April 5, 2007, we completed the refinancing of our term loan and revolving credit facility with a new $250 million, five-year revolving credit facility. See the discussion under “Liquidity and Capital Resources” below. Charges totaling $1.8 million were incurred due to the write-off of existing deferred loan fees related to the prior credit facility.

Income Tax Expense. Income tax expense decreased $8.1 million in the 2007 period compared to the 2006 period because of lower pre-tax income in the 2007 period, partially offset by a slightly higher effective tax rate of 38.9% for the 2007 period compared to 38.7% for the 2006 period. The increase in the effective tax rate reflected a state tax adjustment resulting from the completion of a state tax audit.

Net Income. Net income decreased by $13.1 million, or 28.0%, from $46.8 million in the 2006 period to $33.7 million in the 2007 period reflecting the lower income from operations (down $22.1 million, of which $4.4 million related to severance and facility closure costs) as discussed above, and the write-off of loan fees associated with the refinancing of debt ($1.8 million), partially offset by reduced net interest costs (down $2.7 million) including interest income from the settlement of an arbitration case. Net income in the 2007 period also reflected lower income tax expense (down $8.1 million) related to a lower pre-tax income, partially offset by a higher effective tax rate in the 2007 period.

Liquidity and Capital Resources

Cash generated by operating activities was $67.2 million and $45.6 million for the nine months ended September 21, 2007 and September 22, 2006, respectively. The increase in cash provided by operating activities was due primarily to the timing of bonus payouts in the 2006 period (related to the 2005 fiscal year) and payouts for taxes and litigation settlements. The increase in accounts payable between periods was comparable and reflected increased business since the respective prior year-end. The 2006 period had previously accrued bonuses and legal settlements paid during the period, while there were no bonus or significant legal payouts during the 2007 period. The Del Monte arbitration settlement, which was received in the second quarter of 2007 reducing receivables, was more than offset by receivables associated with increased business. Also contributing to the increased cash flow from operating activities were $16.4 million of tax payments in the 2007 period compared to $27.9 million during the 2006 period. The lower payment in the 2007 period was due to a lower federal extension payment which is based on the timing of earnings during the year. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain cash balances and incur increased interest costs. However, because of favorable market conditions, we may from time to time repurchase common stock rather than reducing debt. We had working capital of $32.9 million and $58.2 million at September 21, 2007 and September 22, 2006, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of September 21, 2007 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$73.9	$—	$—	$73.9	$—
Interest on long-term debt	24.3	5.3	10.6	8.4	—
Operating leases	401.7	83.7	143.8	110.9	63.3
Dividends	5.2	5.2	—	—	—
Volume incentives	9.5	9.5	—	—	—
APL IT agreement	132.2	10.6	21.6	22.1	77.9
Other IT agreements	9.0	3.0	3.4	1.6	1.0
Human resources agreements	0.5	0.1	0.3	0.1	—
Income tax contingencies	4.0	—	4.0	—	—
Purchased transportation	27.4	27.4	—	—	—

Total	$687.7	$144.8	$183.7	$217.0	$142.2

Of our total long-term debt, as refinanced, $59.0 million was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our former retail segment in 2000, with the remaining $14.9 million, net incurred in June and July 2007 to finance the repurchase of common stock. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The dividends reflected in the table were paid on October 10. Volume incentives relate to amounts payable to companies that ship on our Stacktrain unit that met certain volume shipping commitments for the year 2007. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.5 million. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function and IT licensing and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions as of September 21, 2007 (see “Recently Issued Accounting Pronouncements” below). The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

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

Cash flows used in investing activities were $2.2 million and $2.5 million for the nine months ended September 21, 2007 and September 22, 2006, respectively. The expenditures for both periods were for normal computer replacement items.

On September 30, 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. Under the agreement, we were granted a perpetual license for the suite of SAP software for a license fee of $9.3 million, payable 30 days from contract execution, and agreed to a two-year maintenance and support commitment for an annual fee of $2 million. The new system is expected to be implemented over the next 22 to 28 months and to require a total capital investment ranging from $30 million to $35 million over the course of the project. It is anticipated that these amounts will be financed from a combination of operating cash flows and borrowings under our revolving credit agreement.

Cash flows used in financing activities were $65.0 million and $49.2 million for the 2007 and 2006 periods, respectively. During the 2007 period, we refinanced our prior bank revolving credit and term loan facility and the $59.0 million outstanding thereunder with a new $250 million revolving credit facility (see the discussion below). During the 2007 period, we borrowed an additional net $14.9 million under the new facility to repurchase common stock and for general corporate purposes. During the 2007 period, options to purchase 116,432 shares of our common stock were exercised for total proceeds of $1.3 million. The excess tax benefit associated with the exercise of the options was $0.3 million. Also during the 2007 period, 2,838,635 shares of our common stock were repurchased and retired for $71.1 million and we paid $16.4 million for the fourth quarter 2006, first quarter 2007 and second quarter 2007 cash dividends. During the 2006 period, we repaid $10.0 million principal amount of our long-term debt under the prior credit facility. Operating cash flows funded the repayment of the debt. Options to purchase 357,267 shares of our common stock were exercised during the 2006 period for total proceeds to the Company of $2.3 million. The excess tax benefit associated with the exercise of options was $2.2 million during the 2006 period. Cash dividends of $16.9 million were paid for the fourth quarter of 2005, first quarter of 2006 and second quarter of 2006 dividends. Also during the 2006 period, 965,818 shares of our common stock were repurchased and retired for $26.8 million.

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

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. We were in compliance with these covenants at September 21, 2007. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement.

At September 21, 2007, we had $158.0 million available under the 2007 Credit Agreement, net of $73.9 million outstanding and $18.1 million of outstanding letters of credit. At September 21, 2007, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 6.5% per annum.

During the 2007 period, the intermodal segment received 1,545 new 53-ft. leased containers and 1,066 leased chassis and returned 1,392 48-ft. and 53-ft. leased containers and 1,710 leased and owned chassis. During the 2006 period, the intermodal segment received 1,246 new 53-ft. leased containers and 3,916 leased chassis and returned 965 48-ft. and 53-ft. leased containers and 1,536 leased chassis.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” This Statement permits us to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. SFAS No. 159 will be effective for us on December 29, 2007 (the first day of our 2008 fiscal year). We do not expect the implementation of SFAS No. 159 to have a material impact on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year). We do not expect the implementation of SFAS No. 157 to have a material impact on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 21, 2007.

Based upon the average variable interest rate debt outstanding during the first nine months of 2007, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.7 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 21, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock:

Issuer Purchases of Equity Securities

Period 1/	Total Number of Shares Purchased 2/	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 3/	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 3/
Month No. 1 (June 30, 2007— July 27, 2007)	720,479	$22.59	720,479	$62.5 million
Month No. 2 (July 28, 2007— August 24, 2007)	—	—	—	$62.5 million
Month No. 3 (August 25, 2007— September 21, 2007)	—	—	—	$62.5 million

Total	720,479	$22.59	720,479	$62.5 million

1/	Represents the Company’s fiscal months.

2/	All purchases were open-market transactions, and were repurchased pursuant to a publicly announced plan.

3/	On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock, and, on April 3, 2007, the Company announced that its Board of Directors had authorized the purchase of an additional $100 million of its common stock. Both authorizations expire on June 15, 2008. The Company intends to make further share repurchases from time to time as market conditions warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date:	October 31, 2007	By:	/s/ M. E. Uremovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2007	By:	/s/ L.C. Yarberry
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