Form 10-K
period 2007-12-28
PACER INTERNATIONAL INC
filed 2008-02-19
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes            No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $820,648,245 at June 29, 2007 (based on the NASDAQ National Market closing price on that date). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates. On February 8, 2008, the registrant had 34,669,194 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the 2008 annual meeting of shareholders to be held on May 6, 2008 which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 28, 2007, have been incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

General Information

In this Annual Report on Form 10-K, “our company,” “Pacer International,” “we,” “us” and “our” refer to Pacer International, Inc. and its consolidated subsidiaries, and “Pacer Logistics” refers to our former subsidiary Pacer Logistics, Inc., which merged into Pacer International, Inc. on May 31, 2003. Our business that provides intermodal equipment and arranges rail transportation operates under the name Pacer Stacktrain and is referred to as “Stacktrain” or “Pacer Stacktrain” in this Annual Report on Form 10-K. References to our intermodal segment operations include our Stacktrain operations, our local cartage operations (also referred to as local trucking and drayage) conducted through our subsidiary Pacer Cartage, Inc., and our intermodal marketing operations (also referred to as rail brokerage) conducted through our subsidiary Pacer Global Logistics, Inc. References to our logistics segment operations include our highway brokerage, truck services, international freight forwarding, supply chain management services and warehousing and distribution services. Our highway brokerage and supply chain management services are conducted through our subsidiary Pacer Global Logistics, Inc.; our warehousing and distribution services are conducted through our subsidiaries Pacer Distribution Services, Inc. and PDS Trucking, Inc.; our international freight forwarding operations are conducted through our subsidiaries RF International, Ltd. and Ocean World Lines, Inc.; and our truck services operations are conducted through our subsidiaries Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc. Statements in this Annual Report on Form 10-K as to our size or position relative to our competitors are based on revenues.

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

•	availability of qualified personnel;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	the possibility of future goodwill impairment charges;

•	changes in, or the failure to comply with, government regulations;

•	increases in interest rates;

•	increases in our leverage;

•	our ability to integrate acquired businesses; and

•	terrorism and acts of war.

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

Overview

We are a leading non-asset based North American logistics provider. Within North America, we are one of the largest intermodal marketing companies, which facilitate the movement of freight by trailer or container using two or more modes of transportation. We focus our business on our core intermodal product, with intermodal sales representing approximately 80% of our total revenues. We believe that our competitive advantages include: the ability to pass volume rate savings and economies of scale to our customers; a significant opportunity to cross-sell services to existing customers; the flexibility to tailor services to our customers’ needs in rapidly changing freight markets; and the ability to provide reliable and consistent services. Using our proprietary information systems, we provide logistics services to numerous Fortune 500 and multi-national companies, including Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Toyota and Conagra, which together represented approximately 19.0% of our revenues for the fiscal year ended December 28, 2007, as well as to numerous intermodal marketing companies. We utilize a non-asset based strategy by which we seek to limit our investment in equipment and facilities and reduce working capital requirements through arrangements with transportation carriers and equipment providers. This strategy provides us with access to freight terminals and facilities and control over transportation-related equipment without owning assets.

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

Our Service Offerings

We provide our transportation services from two operating segments, our intermodal segment, which provides services principally to transportation intermediaries, beneficial cargo owners and international shipping companies who utilize intermodal transportation, and our logistics segment, which provides truck brokerage, truck transport (including specialized haulage), supply chain services, freight forwarding, ocean shipping and warehousing and distribution services to a wide variety of end-user customers. The intermodal segment consists of our Stacktrain, Cartage and Rail Brokerage operations. The logistics segment consists of our Highway Brokerage, Truck Services, International Freight Forwarding Services, Warehousing and Distribution Services and Supply Chain Management Services. Both segments have separate management teams and offer different but related products and services. Information about our segments, including revenues, income from operations, and geographic information is included in Note 8 to the notes to consolidated financial statements included in this report.

Intermodal Services

Stacktrain

Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which nearly always include rail and truck segments. Our use of the doublestack method, consisting of the movement of cargo containers stacked two high on special railcars, significantly improves the efficiency of our service by increasing capacity at low incremental cost without sacrificing quality of service. We are a major non-railroad provider of intermodal rail service in North America. We sell intermodal service primarily to intermodal marketing companies, truck brokerage companies, truckload carriers, large automotive intermediaries and international shipping companies, as well as to our own wholly-owned internal intermodal marketing company. We offer both ramp-to-ramp services (only rail services) as well as a door-to-door service offering called PacerDirect. We compete primarily with rail carriers and other rail equipment and service providers offering intermodal service and with over-the-road full truckload carriers.

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

We maintain an extensive fleet of doublestack railcars, containers and chassis, substantially all of which are leased. As of December 28, 2007, our equipment fleet consisted of 1,850 doublestack railcars, 28,025 containers and 30,423 chassis (steel frames with rubber tires used to transport containers over the highway). In addition, through arrangements with APL Limited and other shipping companies, we provide customers with access to a large fleet of smaller International Standards Organization (“ISO”) international containers, allowing us to provide additional transportation capacity using these containers as they are being repositioned from destinations within North America back to the West Coast. Our fleet, combined with ocean shipping companies ISO containers, makes us a major provider of capacity in all container sizes.

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

Rail Brokerage

Our intermodal marketing company arranges for and optimizes the movement of our end-user customers’ freight in containers and trailers throughout North America using truck and rail transportation. We arrange for a container or trailer shipment to be picked up at origin by truck (using either our cartage services or other truck carriers directly) and transported to a site for loading onto a train. The shipment is then transported via railroad (using either our Stacktrain services or rail carriers directly) to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be transported by truck (using either our cartage services or other truck carriers directly) to the final destination. We provide customized electronic tracking and analysis of charges, our own negotiated rail, truck and intermodal rates, and we determine the optimal routes. We also track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. Our rail brokerage operations are based in Rutherford (New Jersey), Dublin and Dayton (Ohio), Lincolnton (Georgia), and Jacksonville (Florida). Our experienced transportation personnel are responsible for operations, customer service, marketing, management information systems and our relationships with the rail carriers.

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

Local Cartage

Our subsidiary, Pacer Cartage, Inc., provides local motor transportation (also called local cartage) largely in and around major U.S. cities rail ramps and ports, including Los Angeles, Long Beach, San Diego, Lathrop, Oakland and Sacramento (California), Dallas (Texas), Jacksonville and Miami (Florida), Chicago (Illinois), Detroit (Michigan), Columbus, Cleveland and Marysville (Ohio), Memphis (Tennessee), Charleston (South Carolina), Seattle (Washington), Portland (Oregon), South Kearney (New Jersey), Worcester (Massachusetts) and Atlanta, Savannah and Dalton (Georgia). We contract with independent trucking contractors and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers for the interchange and use of equipment supplied by these providers. This network allows us to supply the local transportation requirements across the country of shippers, ocean carriers and freight forwarders.

Logistics Services

Highway Brokerage and Truck Services

Through our highway brokerage unit, which is a division of our subsidiary Pacer Global Logistics, Inc., we arrange the movement of freight in containers or trailers by truck using a nationwide network of over 3,000 independent trucking companies. By utilizing our aggregate volumes to negotiate rates, we are able to provide quality service at attractive prices. We provide highway brokerage services throughout North America through our customer service centers in Dallas (Texas), Chicago (Illinois), Rutherford (New Jersey), and Dublin (Ohio). We manage all aspects of these services for our customers, including selecting qualified carriers, negotiating rates, tracking shipments, billing and resolving difficulties.

Our separate truck services unit, Pacer Transport, Inc., provides dry van and flatbed and specialized heavy-haul trucking services on behalf of our customers. We provide these trucking services through independent agents and contractors who operate approximately 650 trucks equipped with van, flatbed and heavy-haul trailers.

We believe that our ability to provide a range of trucking services through our separate highway brokerage and truck services units and our local cartage operations provides a competitive advantage as companies increasingly seek to outsource their transportation and logistics needs to companies that can manage multiple transportation requirements.

International Freight Forwarding and NVOCC Services

As an international freight forwarder, our subsidiary, RF International, Ltd., provides freight forwarding services that involve transportation of freight into or out of the United States. As a non-vessel operating common carrier (or indirect ocean carrier) and customs broker, we manage international shipping for our customers and provide or connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 1,000 clients internationally through offices in Lake Success (New York),

Norfolk (Virginia), Chicago (Illinois), Seattle (Washington), San Francisco (California), Los Angeles (California), Miami (Florida), Dublin (Ohio), Cincinnati (Ohio), a regional office in Hamburg, Germany and approximately 100 agents worldwide.

As a non-vessel operating common carrier (or indirect ocean carrier), our subsidiary, Ocean World Lines, Inc., arranges transportation of our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain directly from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and arrange transportation to the final destination. At the destination port, acting directly or through our agent, we deliver the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers generally require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period. The aggregate amount of such damages that we have been required to pay in the past has not been material, however, and management believes that such contract terms will not have a material adverse effect on our operating results in the future.

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

Warehousing and Distribution

Our warehousing and distribution unit, Pacer Distribution Services, Inc., primarily specializes in “import logistics,” or servicing the needs of importers looking to move their goods in a timely and efficient manner, either directly to a retailer or to an inland distribution point. To accomplish this objective and deliver superior service to our import customers, we operate multiple facilities in the Los Angeles area that occupy more than 800,000 square feet. All of these facilities are located within 18 miles of the Southern California ports, making possible a timely and efficient flow of ocean containers to and from our warehouses. To further boost the quality of service and expedite the delivery of ocean freight, our subsidiary, PDS Trucking, Inc., also manages a trucking fleet of 125 owner-operators, many of whom service the Southern California ports on a daily basis. To help our customers reduce their import costs, we have extended the hours of operation of our harbor trucking fleet to take maximum advantage of the program implemented by the Ports of Los Angeles and Long Beach to encourage the movement of cargo at night and on weekends to reduce truck traffic during peak daytime hours.

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

Supply Chain Management

We use the information from our advanced information system to provide consulting and supply chain management services to our customers. These specialized services, offered through our subsidiary, Pacer Global Logistics, Inc., allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their materials and inventory throughout their supply chains and the distribution of finished goods to the end-user. We provide infrastructure and equipment, integrated with our customers’ existing systems, to handle distribution planning, just-in-time delivery and automated ordering. We also manage warehouses, distribution centers and other facilities for selected customers and consult on identifying bottlenecks in our customers’ supply chains by analyzing freight patterns and costs, optimizing facility locations and developing internal policies and procedures. We leverage these capabilities to drive additional volume to our other service offerings.

Information Technology

Our current intermodal and logistics transportation technology systems provide a scalable migration path designed for the electronic interchange of data between our customers and us, and an Internet-based connectivity that allows us to communicate directly with our customers and transportation service providers. Our systems provide us with performance, utilization and profitability indicators as they monitor and track shipments across various transportation modes, providing timely visibility regarding shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can alert our customers to minimize the impact of any problems. Our systems also report transit times, rates, equipment availability and the logistics activity of our transportation service providers, enabling us to plan and execute freight movements more reliably, efficiently and cost effectively.

We manage our intermodal services through the continuous monitoring and tracking of our containers, chassis and railcars throughout the network. This allows us to monitor equipment location and availability and therefore plan and provide for increased equipment utilization and balanced freight flows. We can also prepare and distribute customized accounting and billing reports for our customers as well as management reports to meet federal highway authority requirements.

Pursuant to a long-term information technology services agreement, APL Limited provides us with the computers, software and other information technology services necessary for the operation of and accounting for our Stacktrain business. We paid an annual fee of $10.6 million in 2007 to APL Limited under this agreement (of which $3.4 million has been subject to a 3% compounded annual increase since May 2003). This agreement with APL Limited has a term expiring in May 2019, and is cancelable by us on 120 days notice without penalty.

To further enhance our information technology capabilities, on September 30, 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) for an enterprise suite of applications, including the latest release of SAP’s Transportation Management Solution. Under the agreement, we were granted a perpetual license for the suite of SAP software. Total capital expenditures in 2007 including the license fee and other expenditures were $10.6 million.

The new system is expected to provide an improved integrated, streamlined platform across all business units, provide better information management, eliminate duplicated work effort and dispersed data, and enhance customer services and communications. Elements of the new system are expected to be implemented over the next 9 to 28 months.

We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited until the SAP implementation project is completed. See “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion.

Customers

We currently provide intermodal and logistics and transportation services on a nationwide basis to retailers, manufacturers, intermodal marketing companies and other companies, including a number of Fortune 500 and multi-national companies such as Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Toyota and Conagra, which together represented approximately 19.0% of our 2007 revenues, as well as numerous intermodal marketing companies. Other important customers include The Scotts Company, Whirlpool, Shaw Industries, and Costco.

For the fiscal years ended December 28, 2007 and December 29, 2006, one customer contributed 10.4% and 10.3% of our consolidated revenues, respectively. For the fiscal year ended December 30, 2005, there was no single customer that contributed more than 10% of our consolidated revenues.

Sales and Marketing

As of December 28, 2007, we have over 125 direct sales and customer service representatives in our intermodal and logistics segments that sell and support our portfolio of services to a diverse customer base which includes intermodal marketing companies, steamship lines, truckload carriers, logistics companies, truck brokers and beneficial cargo owners.

Our sales representatives are directly responsible for managing our business relationships with our customers. They expand our business base by cross-selling our portfolio of services to our current and future customer base. They also collaborate with our customer service groups in an effort to provide problem-solving, cargo tracking services and the efficient processing of customer orders and inquiries. The domestic direct sales force is also supplemented with over 30 sales agents and agencies.

In addition to our direct domestic sales force, we also have an extensive international network of sales and customer service representatives for our international NVOCC and freight forwarding business located in eight offices in North America, and a regional office in Hamburg, Germany along with approximately 100 agents worldwide.

In 2007, we established a new corporate level marketing department to support our sales and customer representatives. The new marketing department is primarily responsible for all sales related and corporate communications, market research and development, product development and integration, public relations, as well as the further development of the Pacer corporate brand identity.

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

On January 7, 2004, we filed with the SEC a “shelf” registration statement, providing for our issuance of up to $150 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by a number of selling stockholders of 8,702,893 shares of common stock. In offerings under the registration statement in April and November 2004, all 8,702,893 shares of common stock of the selling stockholders were sold with no new shares issued or proceeds received by the Company. Upon completion of the offerings, Apollo Management and its affiliated entities no longer owned any shares of our common stock. There are currently no arrangements in place for the Company to issue any additional securities.

On April 5, 2007, we entered into a new $250 million, five-year revolving credit agreement and repaid the principal balance due under the term loan portion of our prior bank credit facility, which was terminated.

Suppliers

Railroads

We have long-term contracts with our primary rail carriers, Union Pacific, CSX, and KCSM in Mexico, and we maintain other operating arrangements with the other North American railroads, including Burlington Northern Santa Fe Railroad and Canadian National Railroad. These contracts and arrangements generally provide for access to terminals controlled by the railroads as well as support services related to our Stacktrain operations. Through these contracts and arrangements, our intermodal business has established an extensive North American rail transportation network. Our rail brokerage business also maintains contracts with the railroads that govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments. These contracts are typically of short duration, usually twelve-month terms, and subject to regular renewal or extension. We maintain close working relationships with all of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships. The long-term rail contracts with Union Pacific and CSX represent a majority of our Stacktrain unit’s cost of purchased transportation, while other business with Union Pacific and CSX is covered by shorter-term commercial arrangements. Business with other railroads, including the Burlington Northern Santa Fe, Canadian National Railroad and KCSM, constituted approximately 7% of our Stacktrain unit’s cost of purchased transportation in 2007.

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

Equipment

Our intermodal equipment fleet consists of a large number of doublestack railcars, containers and chassis that are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 84% of our chassis and approximately 89% of our doublestack railcars.

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

As of December 28, 2007, our Stacktrain equipment fleet consisted of the following:

	Owned	Leased	Total

Containers
48’ Containers	20	3,498	3,518
53’ Containers	11	24,496	24,507

Total	31	27,994	28,025

Chassis
20’ and 40’ Chassis	-	2,481	2,481
48’ Chassis	4,757	2,539	7,296
53’ Chassis	48	20,598	20,646

Total	4,805	25,618	30,423

Doublestack Railcars	203	1,647	1,850

During 2007, we received 1,658 primarily 53-ft. leased containers and 1,072 53-ft., 48-ft. and 40-ft. leased chassis, and we returned 2,191 primarily 48-ft. leased containers, 1,596 primarily 48-ft. and 40-ft. leased chassis, and sold 618 48-ft. owned chassis in an effort to more closely align our container and chassis fleets. During 2007, four railcars were destroyed.

During 2006, we received 2,360 53-ft. leased containers and 4,552 53-ft. and 40-ft. leased chassis, and we returned 2,033 primarily 48-ft. leased containers and 1,684 primarily 48-ft. and 40-ft. leased chassis. During 2006, four railcars were destroyed.

During 2005, we received 4,422 primarily 53-ft. leased containers and 3,926 primarily 53-ft. leased chassis, and we returned 2,106 primarily 48-ft. leased containers and 1,106 primarily 48-ft. leased chassis. During 2005, four railcars were destroyed.

We also own or lease a limited amount of equipment to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent trucking companies and contractors that own and operate their own equipment.

Risk Management and Insurance

In our rail and highway brokerage operations, we typically require all motor carriers to which we tender freight to carry at least $1,000,000 in truckers’ commercial automobile liability insurance, $1,000,000 in commercial general liability insurance and $100,000 in motor truck cargo insurance. Many carriers provide insurance exceeding these minimums. Railroads, which are largely self-insured, provide limited common carrier liability protection, generally up to $250,000 per container. We maintain an all-risk form of cargo insurance to protect us against cargo damage claims that may not be recoverable from the responsible carriers or their insurers.

In our operations as an authorized carrier or warehouseman, we maintain legal liability insurance to protect us against catastrophic claims arising from damage or loss to freight in transit or warehouse storage. We also maintain property damage insurance to protect us against damage to our railcars and intermodal equipment.

Our terms of carriage on international and ocean shipments limit our liability consistent with industry standards. We offer our freight forwarding customers the option to purchase all risk cargo insurance for their shipments.

We also purchase insurance policies for commercial automobile liability, truckers’ commercial automobile liability, commercial general liability, employers liability, and umbrella and excess umbrella liability, with a total insurance limit of $50 million. Our historical self-retained (deductible) levels vary based on claim frequency, severity and timing factors. Our current deductible level per occurrence for commercial automobile liability is $25,000. Our current deductible level per occurrence for truckers’ commercial automobile liability is $500,000 for our Pacer Transport and Pacer Cartage operations and $100,000 for our PDS Trucking operation. Our current deductible level per occurrence for commercial general liability is $100,000. Our current workers compensation and employers liability deductible is $150,000 per incident. Our current deductible per occurrence for freight damage as an authorized carrier or warehouseman is $250,000, with the exception of our cartage operations which carry a $10,000 deductible.

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

Competition

The transportation services industry is highly competitive. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads and other intermodal services providers. Our logistics business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, freight forwarders and private shipping departments. We also compete with transportation services companies for the services of independent commissioned agents, and with trucklines for the services of independent contractors and drivers. Competition in our intermodal and logistics business is based primarily on freight rates, quality of service, such as damage-free shipments, on-time delivery and consistent transit times, reliable pickup and delivery and scope of operations. Our major competitors include Union Pacific, CSX Intermodal, J.B. Hunt Transport and Hub Group. Other competitors include C.H. Robinson, Exel, Alliance Shippers, Burlington Northern Santa Fe and the supply chain solutions divisions of Ryder and Menlo Worldwide. Some of these competitors, such as C.H. Robinson, Expeditors International, Union Pacific and CSX Intermodal, have significantly larger operations, revenues and resources than we have.

Employees

As of December 28, 2007, we had a total of 1,443 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

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

Intermodal operations like ours were exempted from virtually all active regulatory supervision by the U.S. Interstate Commerce Commission, predecessor to the regulatory responsibilities now held by the U.S. Surface Transportation Board. Such exemption is revocable by the Surface Transportation Board, but the standards for revocation of regulatory exemptions issued by the Interstate Commerce Commission or Surface Transportation Board are high. While that exemption remains in place, the DOT issued proposed regulations in December 2006 that would make intermodal equipment providers like our Stacktrain unit subject to the Federal Motor Carrier Safety Regulations for the first time. This proposed regulation would, among other requirements, obligate Stacktrain to register and file with the Federal Motor Carrier Safety Administration an Intermodal Equipment Provider Report, establish a systematic inspection, repair and maintenance program on its chassis and maintain documentation of the program. We provided comments to the Federal Motor Carrier Safety Administration regarding the proposed regulation both directly and in participation with industry groups. It is now expected that final regulations will not be published until late July 2008, at which time we will be in a position to understand the new regulations’ requirements and effective date, evaluate their operational impact and determine the cost of compliance.

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we expect such disputes to continue to arise from time to time in the future. We are currently involved in certain legal proceedings as discussed in “Item 3. Legal Proceedings,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 7. – Commitments and Contingencies” to our consolidated financial statements included in this report. Based on currently available information and advice of counsel, we believe that we have meritorious defenses to the claims against us, and that none of these items will have a material adverse impact on our consolidated financial position, results of operations or cash flows. Our present assessment of these claims could change, however, based on new information and future events. In addition, even if successful, our defense against certain actions could be costly and could divert the time and resources of our management and staff.

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our capital expenditures, consolidated results of operations or competitive position as a result of our efforts to comply with environmental requirements, nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2008. However, future changes in environmental regulations or liabilities from newly discovered environmental conditions could have a material adverse effect on our business, competitive position, consolidated results of operations, financial condition or cash flows.

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

We are dependent upon rail, truck and ocean transportation services and transportation equipment such as chassis and containers provided by independent third parties. We, along with competitors in our industry, have experienced equipment and capacity shortages in the past, particularly during peak shipping season in October and November. We also depend upon the rail carriers to provide sufficient rail slots on the train to transport our containers and access to the rail terminal for the delivery of our containers for shipment. From time to time, as with other users of Union Pacific’s rail service, we have not been able to obtain sufficient gate reservations for all containers to be shipped on a particular day and have had to wait for the gate reservation necessary to allow the container to enter the rail terminal and to be loaded on the train. If we cannot secure sufficient transportation equipment, capacity or services from these third parties to meet our customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other providers on a temporary or permanent basis, which could materially adversely affect our business, consolidated results of operations and financial condition.

Likewise, the intermodal industry from time to time faces excess demand for the current rail network size that cause network congestion and service delays and allow rail carriers to implement rate increases and to limit volumes. In addition, the trucking industry, including the local drayage community, is facing an ongoing shortage of drivers. This shortage may cause our motor transportation suppliers to increase drivers’ compensation, thereby increasing our cost of providing motor transportation, including the local cartage portion of an intermodal move, to our customers. Driver shortages and tight rail capacity could adversely impact our profitability and limit our ability to expand our intermodal and highway service offerings.

In addition, we maintain long-term rail contracts with Union Pacific (expiring in October 2011), CSX (expiring in December 2014), and KCSM in Mexico (expiring in December 2012). Although we believe we will be able to enter into renewal or replacement contracts with these or other carriers on favorable terms as our current long-term agreements expire, we cannot guarantee that we will be able to do so.

Changes in freight rates, as a result of competition in our industry and pricing strategies of our transportation suppliers, could adversely affect our business and results of operations.

The transportation services industry is highly competitive. Our logistics businesses compete primarily against other domestic non-asset based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered by railroads and other intermodal service providers. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to withstand better an economic downturn, reduce their prices more easily than we can or expand or enhance the marketing of their products. There are a number of large companies competing in one or more segments of our industry, although the number of companies with a North American network that offer a full complement of logistics services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers are increasingly soliciting competitive bids for transportation services from a number of competitors, including competitors that are larger than we are. We also face competition from Internet-based freight exchanges, or electronic bid environments, that provide an online marketplace for buying and selling supply chain services.

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

Rate increases, particularly when taken by our railroad and highway transportation suppliers, may also have an adverse impact if our brokerage operations are unable to obtain commensurate price increases from our customers. For example, during 2005, due to increased demand, all the major rail carriers instituted price increases. Price increases were also taken in 2006 and 2007. Although the application of rate increases to a portion of our Stacktrain business is limited by our long-term rail contracts, such increases have resulted in higher costs to some of our Stacktrain business and to our rail brokerage operation that we have not been able to fully pass on as quickly as the increases are implemented by the rail carriers. While our Stacktrain operation may benefit from the intermodal rate increases, such rate increases may have the impact of slowing overall demand for intermodal services and thereby affect our consolidated results of operations.

Our operating results are subject to cyclical fluctuations and our quarterly revenues may also fluctuate, potentially affecting our stock price.

Historically, sectors of the transportation industry have been cyclical as a result of economic recession, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors such as changes in fuel costs or the timing of changes in fuel surcharge assessments (compared to fuel surcharge collections) over which we have little or no control. Increased operating expenses incurred by third-party carriers can be expected to result in higher costs to us, and our income from operations could be materially adversely affected if we were unable to pass through to our customers the full amount of increased transportation costs or if we were to experience a dramatic change in the timing of our recovery of such costs relative to our requirements to pay such costs to our third party carriers. We have a large number of customers in the automotive and consumer goods industries. If these customers experience cyclical movements in their business activity, due to an economic downturn, work stoppages or other factors over which we have no control, the volume of freight shipped by those customers may decrease and our operating results could be adversely affected. For example, the economic downturn in 2007, impacting particularly the housing and related building products industries, has negatively impacted our truck brokerage and truck services operations in our logistics segment in 2007 due to decreased demand to transport materials. Any unexpected reduction in revenues for a particular quarter could cause our quarterly operating results to be below the expectations of public market analysts or stockholders. In this event, the trading price of our common stock may fall significantly.

We may be required to record a significant charge to earnings if our goodwill becomes impaired.

At December 28, 2007, we had recorded $288.3 million of goodwill, net of amortization, allocated to our two reporting units, which are our intermodal and logistics operating segments. A total of $169.0 million is allocated to our intermodal segment and $119.3 million is allocated to our logistics segment. The fair value of our operating segments is determined under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on at least an annual basis. Under this statement, the fair value of each operating segment is compared to the carrying value to determine if goodwill impairment exists. The larger the excess of a unit’s fair value over its carrying value, the better a reporting unit or company can survive negative financial events or results and determine that its goodwill is unimpaired. This determination for 2007 resulted in a significant reduction from prior years in the excess of fair value over carrying value for both of our operating segments. The excess of fair value over carrying value for our intermodal and logistics segments as of December 28, 2007 was approximately $288 million and $3 million, respectively, as compared to $1.1 billion and approximately $23 million, respectively, as of December 29, 2006. Should the economic downturn in 2007 continue or worsen, growth rates in the transportation industry decline, the trading price of our common stock deteriorate or other adverse events occur, the determination of fair value in the future could result in a goodwill impairment with respect to one or both of our reporting units, but particularly our logistics segment, which would negatively impact the operating results and net worth of the logistics segment and the company. We plan to monitor the fair value calculations of our reporting units on a quarterly basis during 2008. See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates for further discussion on goodwill evaluation.

Congestion, work stoppages, capacity shortages, weather related issues or other disruptions affecting the transportation network could adversely affect our operating results.

As transportation services are provided through a network of rail and trucking transportation providers, a disruption in one area or in one sector can affect the flow of traffic over the entire network. In addition, our business could be adversely affected by labor disputes between the railroads and their union employees; since February 2006 negotiations have been in progress between the railroads and rail unions for new collective bargaining agreements to replace the existing contracts which expire at various times over the next twelve months. In January 2008, the nation’s major freight railroads and the United Transportation Union reached tentative agreement on a new contract covering wages, benefits and other issues. The agreement is still to be ratified by the union which represents about 44,000 members. Our business could also be adversely affected by a work stoppage affecting providers of local trucking services to and from rail terminals. For example, during 2004, independent owner-operators providing local drayage services in parts of California refused to transport shipments to and from the rail facilities, leading to terminal congestion and a Union Pacific embargo on shipments to Northern California destinations which adversely affected our consolidated results of operations in the second quarter of 2004. We have also experienced service disruptions due to other conditions, such as hurricanes, flooding and other adverse weather conditions, that hinder the railroads’ and local trucking companies’ ability to provide transportation services and negatively impact our operating results.

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

During the fourth quarter of 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) under which we licensed an enterprise suite of applications, including the latest release of SAP’s transportation management solution to be implemented over the next 9 to 28 months. If we fail to integrate the new system efficiently and on a timely basis, the cost to implement could be significantly higher than anticipated. If the systems to be implemented with the SAP software do not operate as anticipated or contain unforeseen problems, our business, consolidated results of operations financial condition and cash flows could be materially adversely affected.

Our revenues could be reduced by the loss of major customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2007, Union Pacific affiliate(s) accounted for approximately 10.4% of our revenues and our 10 largest customers accounted for approximately 42.4% of our revenues. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business and prospects. For example, during 2005, we completed the transition of one of our highway brokerage customers to another service provider, reducing revenues by approximately $128 million in our logistics segment. The impact of this loss on consolidated income from operations was significantly less, however, due to the low margins provided by this customer.

Service instability in the intermodal industry could increase costs and decrease demand for our intermodal services.

We depend on the major railroads in the United States for substantially all of the intermodal transportation services that we provide. In many markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads we use is likely to increase the cost of the rail-based services that we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. Prior to 2006, high demand for rail transportation, train resource shortages, severe weather and operating inefficiencies resulted in increased transit times, terminal congestion and decreased equipment velocity. Rail carrier efforts over the past years to improve rail service did not seem to generate the expected improvements. In the latter part of 2006 and in 2007 we saw progress in the reduction of transit times. While we believe that our customer service capabilities, extensive equipment fleet and network of personnel on-site at many terminals enables us to lessen the impact to our intermodal customers of these service disruptions, rail service issues increase our costs and create a challenging operating environment. To the extent that we operate on rail carriers that experience poor service performance, demand for our intermodal services may be adversely affected. In addition, customers may switch to alternate providers to avoid intermodal transportation delays. Although we have not been significantly adversely affected by past service disruptions resulting from rail industry consolidation and rail network congestion, we could be substantially affected by such service disruptions in the future.

Ongoing insurance and claims expenses could adversely affect our earnings.

We are exposed to claims related to property damage, personal injury, cargo loss and damage and workers’ compensation. We carry significant insurance with third party insurance carriers. The cost of such insurance has increased over the past five years, reflecting our operational growth, the insurance environment in our industry and our claim experience. We have maintained self-retained (deductible) levels for our public liability risk exposures to optimize cost efficiency, reflecting our increasing operating volume and claim experience. Our current deductible per occurrence for commercial automobile liability is $25,000. Our current deductible level for truckers’ commercial automobile liability is $500,000 for our truck services and cartage operations and $100,000 for trucking operations related to our warehousing and distribution operations. Our current deductible level per occurrence for commercial general liability is $100,000. Our current workers compensation and employers liability deductible is $150,000 per incident. Our current deductible per occurrence for freight damage as an authorized motor carrier or warehouseman is $250,000, except for our cartage operations which carry a $10,000 deductible. We are also responsible for legal expenses within our deductible levels for liability and workers’ compensation claims. We currently reserve the estimated probable loss for incurred but not yet paid claim amounts and expenses, and regularly evaluate and adjust our claim reserves to reflect actual experience. If the ultimate results differ from our estimates, we could incur costs in excess of reserved amounts. To cover claims and expense in excess of our deductible levels, we maintain insurance with insurance companies that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.

If we have difficulty attracting and retaining agents and independent contractors, our consolidated results of operations could be adversely affected.

We rely extensively on the services of agents and independent contractors to provide our trucking services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our agents and independent contractors are good, we may not be able to maintain our relationships with them. Contracts with agents and independent contractors are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with which such agent has a direct relationship may also terminate their relationship with us. We may have difficulty replacing our agents and independent contractors with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of agents, contractors and drivers is limited, and therefore competition from other transportation service companies and trucking companies can increase the price we must pay to obtain services from agents, contractors and drivers. The industry is currently experiencing a shortage of independent contractors resulting in increased compensation expenses to us and our competitors who also rely on them. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services and to implement aggressive recruitment efforts to offset turnover. If we are unable to attract or retain agents and independent contractors or need to increase the amount paid for their services, our consolidated results of operations could be adversely affected and we could experience difficulty increasing our business volume. This adverse effect was seen in 2005 and 2006 as the cost of qualified driver acquisition and retention increased and negatively impacted our consolidated results of operations. Driver acquisition and retention issues remain a focus of our trucking operations, and during 2007, programs were implemented to more effectively manage driver turnover.

Our customers who are also competitors could transfer their business to their non-competitors and our suppliers who are also competitors could provide preferences to others, including their own competing operations, which in both cases would decrease our profitability.

As a result of our company operating in two distinct but related channels, we buy and sell transportation services from and to many companies with which we compete. For example, Hub Group, NYK Logistics and Alliance Shippers, three of the 10 largest customers of our Stacktrain operations, who accounted for 12.2% of the 2007 revenues of our intermodal segment operations, are also competitors. It is possible that these customers could transfer their business away from us to other companies with which they do not compete. The loss of one or more of these customers could have a material adverse effect on the profitability of our intermodal operations. In addition, rather than outsourcing their transportation logistics requirements to us, some of our customers could decide to provide these services internally, which could further adversely affect our business volumes and revenues.

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

The transportation industry is subject to legislative and regulatory changes that can affect its economics. Although we primarily operate in the intermodal segment of the transportation industry, which has been essentially deregulated, changes in the levels of regulatory activity in the intermodal segment could potentially affect us and our suppliers and customers. Our trucking operations and those of the trucking companies and independent contractors whom we engage are subject to regulation by the DOT and various state and local agencies, which govern such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. As an example, on January 4, 2004, revised DOT hours of service regulations became effective and after further regulatory and court action, were revised effective October 1, 2005. Since 2005, additional court and regulatory actions have occurred, and our trucking operations now operate under interim and final DOT rules substantially the same as those effective in 2005. These revised regulations reduced the amount of time that drivers can spend driving. Since these regulations went into effect, we have endeavored to make appropriate pricing, operational and training adjustments to address the regulations and mitigate their impact on our consolidated results of operations. While difficult to quantify, we believe that the hours of service regulations have negatively impacted our operating results due to the slight productivity decreases experienced by our drivers. These changes, in effect, increase the amounts charged by the trucking companies and independent contractors whom we engage to provide transportation for our customers. If we cannot pass the additional costs through to our customers, our consolidated operating results could be adversely affected.

Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for our transportation services or require the outlay of significant additional costs. Additional expenditures incurred by us, or by our suppliers and passed on to us, could adversely affect our consolidated results of operations. For instance, in December 2006, the DOT issued proposed regulations mandated by the Safe, Accountable, Flexible, Efficient Transportation Equity Act enacted in August 2005. The proposed regulations would regulate intermodal equipment providers like our Stacktrain unit and require them to establish a systematic inspection, repair and maintenance program on chassis and to provide a means to effectively respond to driver and motor carrier reports about chassis defects and deficiencies. The new regulation is scheduled to take effect in late July 2008, at which time we will be in a position to understand the new regulations’ requirements and effective date, evaluate their operational impact and determine the cost of compliance. Depending on the final provisions and implementation timelines of the regulations, we believe that the annual impact of the chassis maintenance and repair costs will be between $3 million and $7 million. Similarly, a January 2007 ruling by the Surface Transportation Board found that the railroad’s practice of assessing fuel surcharges based on a percentage calculation of the base rate charged to the shipper was unreasonable. Although the ruling expressly does not apply to intermodal shipments, if the railroads change their methodology for assessing fuel surcharges on intermodal traffic to a per mile or other calculation, our Pacer Stacktrain and rail brokerage units may also change their fuel surcharge methodology. Such a change may adversely affect our revenues. Other potential effects are more difficult to quantify as we generally pass through fuel surcharges to our customers but may experience timing issues where we are unable to adjust charges to our customers to match fuel adjustments from our suppliers.

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

In addition, as a publicly-traded company, we are also affected by new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC rules and regulations and the NASDAQ Stock Market rules. Our efforts to comply with these continually evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. During 2004, for instance, we paid our auditors and consultants approximately $4.1 million pre-tax ($0.07 per diluted share after tax) to comply with Section 404 of the Sarbanes-Oxley Act of 2002. On-going costs of compliance in 2005 and 2006 paid to our auditors and consultants was approximately $1.8 million pre-tax ($0.03 per diluted share after tax) and $0.8 million pre-tax ($0.01 per diluted share after tax), respectively. Pre-tax costs for 2007 were $0.4 million. In addition to the time and expense, these changing laws, regulations and standards impose other risks. For instance, while we have been able to determine in 2007 that our internal controls over financial reporting are effective, failure to maintain the adequacy of our internal controls over financial reporting, may cause our internal controls over financial reporting to be ineffective. Such a conclusion that our internal controls over financial reporting are not effective could adversely impact our reputation with investors and our stock price.

If we fail to comply with or lose any required licenses, governmental regulators could assess penalties against us or issue a cease and desist order against our operations which are not in compliance.

Our rail and highway brokerage and Stacktrain operations are licensed by the DOT as a broker in arranging for the transportation of general commodities by motor vehicle. The DOT has established requirements for acting in this capacity, including insurance and surety bond requirements. Our truck services and local cartage operations are regulated as motor carriers by the DOT and various state agencies, subjecting these operations to insurance, surety bond, safety and other regulatory requirements. Our international freight forwarding operation is licensed as an ocean transportation intermediary by the U.S. Federal Maritime Commission. The Federal Maritime Commission regulates ocean freight forwarders and non-vessel operating common carriers like us that contract for space with the actual vessel operator and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating or terminating in the United States. Non-vessel operating common carriers must publish and maintain tariffs for the movement of specified commodities into and out of the United States. The Federal Maritime Commission may enforce these regulations by instituting proceedings seeking the assessment of penalties for violations of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. Our international freight forwarding operation is also licensed, regulated and subject to periodic audit as a customs broker by the Customs Service of the Department of Treasury in each United States customs district in which we do business. In other jurisdictions where we perform customs brokerage services, we are licensed, where necessary, by the appropriate governmental authority. Our failure to comply with the laws and regulations of any of these governmental regulators, and any resultant suspension or loss of our licenses, could result in penalties or a cease and desist order against any operations that are not in compliance. Such an occurrence would have an adverse effect on our consolidated results of operations, financial condition and liquidity.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of December 28, 2007, our long-term debt was $64.0 million. We have the ability to incur new debt, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could adversely affect our ability to finance future operations or capital needs or to engage in other business activities. In addition, our credit agreement restricts or limits our ability to: (1) pay dividends and redeem or repurchase capital stock; (2) prepay, redeem or purchase debt; (3) incur liens and engage in sale and leaseback transactions; (4) make loans and investments; (5) incur additional indebtedness; (6) amend or otherwise change debt and other material agreements; (7) make capital expenditures; (8) engage in mergers, acquisitions and asset sales; (9) enter into transactions with affiliates; and (10) change our primary business. Our credit facility also requires us to satisfy interest coverage and leverage ratios.

A breach of any of the restrictions, covenants, ratios or tests in our debt agreements could result in defaults under these agreements. A significant portion of our indebtedness then may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by a pledge of all of the capital stock of our domestic subsidiaries and a portion of the capital stock or other equity interests of certain of our foreign subsidiaries.

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

Pursuant to long-term contracts that expire in May 2019, APL Limited, the former owner of our Stacktrain services business, supplies us with chassis from its equipment fleet for the transport of international freight on behalf of other international shippers. In addition, we transport APL Limited’s international cargo on our Stacktrain network to locations in the United States using chassis and equipment supplied by APL Limited. The additional volume attributable to the transport of APL Limited’s international cargo contributes to our ability to obtain favorable provisions in our rail contracts. APL Limited pays us a fee for repositioning its empty containers within North America so that the containers can be reused in trans-Pacific shipping operations. In addition, APL Limited is currently providing us with computers, software and other information technology services necessary for the operation of our Stacktrain business pursuant to a long-term contract that expires in May 2019. We are in the process of replacing the information technology services provided by APL Limited with SAP software which will require substantial resources and time. If any of our contracts with APL Limited were terminated or if APL Limited were unwilling or unable to fulfill its obligations to us under the terms of these contracts, or if the systems to be implemented with the SAP software do not operate as anticipated or contain unforeseen problems, our business, consolidated results of operations, financial condition and cash flows could be materially adversely affected.

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

A portion of our business is providing services internationally. International revenues accounted for approximately 11% to 12% of our revenues in each of 2007, 2006 and 2005. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion of our services in foreign countries will expose us to the increased effect of foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

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

Since the third quarter of 2005, we have declared and paid quarterly dividends of $0.15 per common share. The declaration of future dividends by the Company and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, compliance with financial ratios and other limitations in our credit agreement, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There is no assurance that we will be able to continue to pay dividends at all or at this level in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease space in office buildings in Concord, California for our Stacktrain operation and our corporate headquarters and an office building in Dublin, Ohio for our Pacer Global Logistics headquarters. We also lease space in office buildings in many other locations including Fort Worth, Texas, Oakbrook,

Illinois, Commerce, California, DeSoto, Texas, Jacksonville, Florida, Lake Success, New York, Memphis, Tennessee, and Orange, California. We lease four facilities in Los Angeles, California for dock space, warehousing and parking for tractors and trailers.

Our Stacktrain transportation network operates out of more than 77 railroad terminals across North America. Our integrated rail network, combined with our leased equipment fleet, enables us to provide our customers with single-company control over rail transportation to locations throughout North America.

Substantially all of the terminals we use are owned and managed by rail or highway carriers. However, we employ full-time personnel on-site at many major locations to ensure close coordination of the services provided at the facilities. In addition to these terminals, other locations throughout the eastern United States serve as stand-alone container depots, where empty containers can be picked up or dropped off, or supply points, where empty containers can be picked up only. In connection with our trucking services, agents provide marketing and sales, terminal facilities and driver recruiting, while operations centers provide, among other services, insurance, claims handling, safety compliance, credit, billing and collection and operating advances and payments to drivers and agents.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name	Age	Title
Michael E. Uremovich	64	Chairman and Chief Executive Officer
Adriene B. Bailey	44	Executive Vice President, Strategy and Organizational Development
Jeffrey R. Brashares	55	Executive Vice President, Chief Operating Officer – Logistics Segment
Marc L. Jensen	53	Vice President, Corporate Controller
Brian C. Kane	52	Executive Vice President, Chief Operating Officer – Intermodal Segment
Michael F. Killea	45	Executive Vice President, Chief Legal Officer and General Counsel
Donald C. Orris	66	Interim President, Intermodal Segment
Dan M. Beers	58	Executive Vice President, Chief Commercial Officer, Intermodal Segment
James E. Ward	56	Executive Vice President, Chief Information Officer
Lawrence C. Yarberry	64	Executive Vice President, Chief Financial Officer

Michael E. Uremovich has served as Chairman and Chief Executive Officer of our company since November 2006. He served as Vice Chairman of our company from October 2003 until his promotion to Chairman and Chief Executive Officer. Mr. Uremovich served as a consultant to our company from 1998 until October 2003. From 1991 until 1995, Mr. Uremovich was the Vice President of Marketing for the

Southern Pacific Railroad. Prior to Southern Pacific Railroad, Mr. Uremovich held a variety of positions at American President Companies, including Vice President of Marketing and Logistics Services. Prior to employment at American President, he was a Principal at the consulting firm of Booz, Allen and Hamilton.

Adriene B. Bailey has served as Executive Vice President, Strategy and Organizational Development since October 2007. From February 2007 until October 2007, she led our Development Team focused on cost efficiencies and organizational effectiveness across all of our company’s operations. Since joining our company in 2000 as Vice President of Planning, Ms. Bailey has held several executive management positions with our Stacktrain operation, including Executive Vice President, Wholesale Product Development from November 2005 to February 2007, Executive Vice President, Business Development and Transportation Purchasing from November 2002 to November 2007, and Executive Vice President, Equipment and Logistics from January 2001 to November 2002. Prior to joining our company, her positions included Assistant Vice President for Service Planning and Operations Research for CSX Transportation, Vice President of Service Planning and Design for Southern Pacific Railroad, and consultant for Mercer Management Consulting and its predecessor firm, Temple, Barker & Sloane.

Jeffrey R. Brashares has served as Executive Vice President, Chief Operating Officer – Logistics Segment since June 2007. He served as Vice Chairman of Commercial Sales from January 2005 through May 2007. From December 2000 to December 2004, he served as President of Transportation Services of Pacer Global Logistics, Inc. From 1984 until its acquisition by our company in December 2000, Mr. Brashares was an owner and served as President of Rail Van, Inc. since 1984. Mr. Brashares joined Rail Van, Inc. as Regional Sales Manager in 1976.

Marc L. Jensen has served as Vice President, Corporate Controller since June 2007. From January 2006 until June 2007, he was Assistant Vice President, Internal Audit and Compliance. Before joining the Company, Mr. Jensen was President of MLJ Consulting, Inc. from May 2000 to December 2005, providing business process and systems consulting services, primarily to the Company. Previously, Mr. Jensen served as Director of Worldwide System Support of ACS Logistics, Inc, a subsidiary of American President Lines, LTD, from 1998 to 2000 and as Director of Customer Information Support of ACS Logistics, Inc. from 1997 to 1998.

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

Donald C. Orris was appointed to serve as Interim President, Intermodal Segment in November 2007. He served as our Chief Executive Officer and Chairman of the Board from May 1999 to November 2006 and as President from May 1999 through May 2006. He became Vice Chairman of the Company in November 2006 with Mr. Uremovich’s appointment as Chief Executive Officer and Chairman and retired from the Company effective March 31, 2007. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as an Executive Vice President of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American President Domestic Company and American President Intermodal Company from 1982 until 1990. Mr. Orris is also a director of Quality Distribution, Inc., a provider of bulk transportation services.

Dan M. Beers has served as Executive Vice President, Chief Commercial Officer for Pacer’s Intermodal Segment with responsibility for both Pacer Stacktrain and Pacer Global Logistics sales since November 2005. He is accountable for the ocean carrier and Mexico business units as well as customer support for Pacer Stacktrain. Prior to joining the Company, Mr. Beers was President of Swift Intermodal from August 2004 to November 2005, and Senior Vice President of Intermodal, Automotive and North American Carload Sales for the TFM Railroad in Mexico City from June 1997 to August 2004. Previous positions held include Assistant Vice President of Intermodal Sales for the Burlington Northern Railroad, as well as various roles in the less-than-truckload industry.

James E. Ward has served as Executive Vice President, Chief Information Officer of the Company since April 2007. As an independent contractor, Mr. Ward served as acting Chief Information Officer for the Company from August 2006 until joining the Company as an employee. From May 2003 to April 2007, Mr. Ward served as a consultant to Dynotech, LLC., a consulting firm focusing on global ERP implementations, IT evaluations, offshore development, interim CIO positions, and data center outsourcing. During his time as a consultant, he also held interim CIO positions with Clark Steel framing, a steel framing manufacturer (from April 2005 to April 2007) and with Norton Lilly International, a provider of shipping, logistics and marines services in the United States, Canada, Panama and Caribbean port (from May 2004 to December 2006). From July 1996 to April 2003, Mr. Ward served as Senior Vice President and Chief Information Officer of Inchcape Shipping Services, a leading marine services provider.

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

The following table sets forth, for our two most recent fiscal years, the per share range of high and low sales prices of our common stock as reported on NASDAQ and dividends declared.

	High	Low	Cash Dividends Declared
2007
1st quarter	$33.80	$25.00	$0.15
2nd quarter	$28.39	$23.27	$0.15
3rd quarter	$24.64	$19.13	$0.15
4th quarter	$19.56	$12.96	$0.15

2006
1st quarter	$33.80	$24.63	$0.15
2nd quarter	$36.19	$27.65	$0.15
3rd quarter	$33.60	$25.60	$0.15
4th quarter	$31.95	$26.39	$0.15

As of December 28, 2007 there were approximately 36 record holders of our common stock.

Dividend Policy

During the third quarter of 2005, our Board of Directors instituted a quarterly dividend policy of $0.15 per common share ($0.60 per common share per annum) to enhance shareholder value and return profits to stockholders. In September 2005, the first quarterly dividend of $0.15 per common share was declared by our Board of Directors, and for each quarter since that time, the $0.15 per share quarterly dividend has been declared and paid. The declaration of future dividends and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. In addition, our credit agreement imposes restrictions on our ability to pay cash dividends, including that no event of default has occurred, or would result therefrom and that we demonstrate to the administrative agent and the required lenders under the credit facility that as of the last day of the fiscal quarter most recently ended our leverage ratio on a pro forma basis after giving effect to the dividend was less than or equal to 2.50 to 1.00.

Equity Compensation Plan Information

Information concerning our equity compensation plans is shown under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 12, 2006, we announced that our Board of Directors had authorized the purchase of up to $60 million of our common stock, and, on April 3, 2007, we announced that our Board of Directors had authorized the purchase of an additional $100 million of our common stock. Both authorizations expire on

June 15, 2008. We repurchased a total of 965,818 shares at an average price of $27.72 per share through December 29, 2006, and 2,938,635 shares at an average price of $24.64 per share during 2007. At December 28, 2007, $60.7 million remains available for the purchase of common stock under the current Board authorizations. We intend to make further share repurchases from time to time as market conditions warrant. Our credit agreement imposes restrictions on our ability to repurchase our capital stock, including that no event of default has occurred or would result therefrom and that we demonstrate to the administrative agent and the required lenders under the credit facility that as of the last day of the fiscal quarter most recently ended our leverage ratio on a pro forma basis after giving effect to the repurchase was less than or equal to 2.50 to 1.00.

Common Stock Repurchases

The following table presents repurchases by the Company of our common stock during the fourth quarter of fiscal 2007:

Issuer Purchases of Equity Securities

Period 1/	Total Number of Shares Purchased 2/	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 3/	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 3/
Month No. 1
(Sept. 22, 2007-
Oct. 19, 2007)	-	-	-	$62.1 million

Month No. 2
(Oct. 20, 2007-
Nov. 16, 2007)	100,000	$14.36	100,000	$60.7 million

Month No. 3
(Nov. 17, 2007-
Dec. 28, 2007)	-	-	-	$60.7 million

Total	100,000	$14.36	100,000	$60.7 million

1/ Represents the Company’s fiscal months.

2/ All purchases were open-market transactions, and were repurchased pursuant to a publicly announced plan.

3/ On June 12, 2006, the Company announced that our Board of Directors had authorized the purchase of up to $60 million of our common stock, and, on April 3, 2007, the Company announced that our Board of Directors had authorized the purchase of an additional $100 million of our common stock. Both authorizations expire on June 15, 2008. The Company intends to make further share repurchases from time to time as market conditions warrant.

Performance Graph*

The graph below shows, for the five years ended December 28, 2007, the cumulative total return on an investment of $100 assumed to have been made on December 27, 2002 (the last day of trading for the fiscal year ended December 27, 2002) in our common stock. The graph compares such return with that of comparable investments assumed to have been made on the same date in the Nasdaq Composite Index and the Nasdaq Transportation Index. Cumulative total stockholder returns for our common stock, the Nasdaq Composite Index and the Nasdaq Transportation Index are based on our fiscal year.

The total return for the assumed investment assumes the reinvestment of all dividends. We began paying dividends in the third quarter of 2005.

Our common stock is listed and traded on The Nasdaq Stock Market’s Global Select Market (trading symbol: PACR).

The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Pacer International	$100	$153	$160	$197	$228	$116
NASDAQ Composite	$100	$148	$163	$165	$181	$200
NASDAQ Transportation	$100	$135	$172	$188	$199	$208

* The performance graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for our company. The selected historical information at December 28, 2007 and December 29, 2006 and for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected historical information at December 30, 2005, December 31, 2004 and December, 26, 2003 and for the fiscal years ended December 31, 2004 and December 26, 2003 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

The following table should also be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	Dec. 28, 2007		Dec. 29, 2006	Dec. 30, 2005		Dec. 31, 2004	Dec. 26, 2003
	(in millions, except share and per share amounts)
Statements of Operations Data:
Revenues	$1,969.4		$1,887.8	$1,860.1		$1,808.1	$1,668.6
Cost of purchased transportation and services	1,537.7		1,446.4	1,428.6		1,413.1	1,293.7
Direct operating expenses (excluding depreciation)	130.5		123.1	115.4		110.7	106.9
Selling, general and administrative expenses	200.5	1/	193.0	204.8		190.6	180.9
Write-off of computer software	-		-	11.3	2/	-	-
Depreciation and amortization	6.2		7.0	6.9		7.2	7.9
Income from operations	94.5		118.3	93.1		86.5	79.2
Net income	54.3		68.3	50.9		47.2	31.3
Net income per share:
Basic	$1.53		$1.83	$1.36		$1.27	$0.85
Diluted	$1.51		$1.80	$1.34		$1.24	$0.82
Weighted average common shares outstanding:
Basic	35,587,755		37,354,785	37,381,647		37,257,076	37,003,785
Diluted	35,911,246		38,020,862	38,042,454		38,140,409	37,988,697
Cash dividends declared per common share	$0.60		$0.60	$0.30		$-	$-

Balance Sheet Data (at period end):

Total assets	$574.1		$565.3	$590.2		$605.5	$594.5
Total debt including capital leases	64.0		59.0	90.0		154.1	214.1
Total stockholders’ equity	302.7		337.1	306.7		264.5	216.1
Working capital	34.5		64.3	55.0		61.7	58.7

Cash Flow Data:

Net cash provided by operating activities	$108.0		$66.7	$82.3		$63.0	$55.1
Net cash used in investing activities	(13.1)		(3.5)	(5.0)		(4.3)	(3.2)
Net cash used in financing activities	(87.9)		(72.1)	(67.9)		(59.3)	(52.6)

Other Financial Data:

Capital expenditures	$14.0	3/	$3.7	$5.3		$4.6	$3.4

1/ 2007 includes $6.0 million for facility closings and other severance costs. See note 3 to the notes to our consolidated financial statements.

2/ Based upon the completed evaluation of software development work in our Stacktrain unit that had been performed by a developer, we determined to abandon the software and to write-off all $11.3 million of capitalized costs. See Note 9 to the notes to our consolidated financial statements.

3/ Includes $10.6 million for a software license agreement with SAP America, Inc. See Note 9 to the notes to our consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

We are a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the intermodal segment and the logistics segment. The intermodal segment comprises the former wholesale segment units, Pacer Cartage and Pacer Stacktrain, with the addition of the rail brokerage unit. The logistics segment comprises all of the former retail units except the rail brokerage unit which is now part of the intermodal segment. See Note 8 to the notes to our consolidated financial statements included in this report for segment information. Our intermodal segment provides intermodal rail transportation, local cartage and intermodal marketing services. Our logistics segment provides non-intermodal highway brokerage and truck services, warehousing and distribution, international freight forwarding and supply chain management services.

Executive Summary

In 2007 Pacer took a series of steps to position our company for the future. We maintained our focus on four major initiatives: (1) continuing the development of a world-class intermodal product, (2) redefining our relationships with our major rail suppliers, (3) improving performance in our logistics segment and (4) rationalizing our cost structure and improving productivity. We made good progress in all of these areas.

As shown in the table below, our revenues have grown each year since our 2002 IPO reaching a record level in 2007, and validating our focus on our core intermodal product, and our operating cash flows remain strong. While our income from operations, net income and diluted earnings per share were below those of 2006, they were above all other years since our IPO. As we have noted previously and describe below, 2006 benefited from the overall favorable settlements of several arbitration cases and other rate disputes which did not recur in 2007. Our 2007 performance was accomplished in a difficult transportation market and with an economy that weakened as the year progressed. Our gross margins decreased 1.5 percentage points from 2006 reflecting increased rail costs and the challenges of a more competitive freight environment.

	2007	2006	2005	2004	2003	2002
	($ in millions, except per share amounts)
Revenues	$1,969.4	$1,887.8	$1,860.1	$1,808.1	$1,668.6	$1,608.2
Income from operations .	94.5	118.3	93.1	86.5	79.2	74.1
Interest expense, net	5.5	6.6	8.2	9.6	18.0	31.7
Net income	54.3	68.3	50.9	47.2	31.3	24.8
Operating cash flows	108.0	66.7	82.3	63.0	55.1	23.1
Diluted EPS	$1.51	$1.80	$1.34	$1.24	$0.82	$0.74

Our intermodal segment remains strong, and our logistics segment continued its improvement with operating income of $4.1 million, 156% above last year. Each unit within the logistics segment improved over last year with the exception of our trucking operations which continue to be impacted by the economic downturn. The overall logistics segment’s gross margin percentage, calculated as revenues less the cost of purchased transportation divided by revenues, decreased from 18.0% in 2006 to 17.8% in 2007 because of competitive pressures and business mix changes primarily in our trucking operations.

The intermodal segment contributed $112.0 million to income from operations compared to $132.6 million in 2006. The year-to-year comparison for our intermodal segment is difficult due to the overall favorable settlements of several arbitration cases and other rate disputes in 2006 that improved results in that year. Revenues for all three Stacktrain lines of business improved over 2006, increasing by 14.9%, 12.6% and 7.1% for the Stacktrain international, automotive and third-party domestic lines of business, respectively. Rail brokerage revenues also increased over 2006 by 3.6% and revenues for our cartage operations were 2.1% higher than in 2006. The overall gross margin percentage for the intermodal segment decreased from 24.8% in 2006 to 23.0% in 2007 due to the arbitration and other rate dispute settlements benefiting 2006, increased competition in 2007 and lower pricing in 2007 to maintain equipment flow and minimize repositioning costs. Gross margins were also impacted by increases in underlying rail transportation costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

During 2007, we undertook several initiatives that we believe will position our company for the future. We instituted a facility rationalization and severance program during the past year that reduced employment by 134 personnel, or 8.4% from 2006, and closed 4 facilities. The costs of this program, which is nearly complete, decreased our 2007 income from operations by $6.0 million, but we believe the program has laid the foundation for improved profits in the future. As another step to improve future performance, in September 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) for an enterprise suite of applications including the latest release of SAP’s Transportation Management Solution. Under the agreement, we were granted a perpetual license for the suite of SAP software. Once implemented, the new system is expected to provide an integrated, streamlined platform across business units, providing better management information, eliminating duplicated work effort and dispersed data, and enhancing services and communications with customers. Elements of the new system are expected to be implemented over the next 9 to 28 months. See “Liquidity and Capital Resources.”

In April 2007, we refinanced our term loan and revolving credit facility with a $250 million, five-year revolving credit facility. In connection with the refinancing, we paid $0.8 million in fees and expenses and charged to expense $1.8 million for the write-off of existing deferred loan fees related to the prior facility. Also during 2007, we reduced our outstanding shares of common stock by 2,938,635 shares, or approximately 7.9%, pursuant to our stock repurchase program which began in 2006. A total of $60.7 million remains under the repurchase authorization which expires on June 15, 2008.

We are confident about the steps we have taken and continue to take to strengthen our company and during 2008 we will continue to focus on improving performance and building on recent successes.

At our May 2007 annual meeting, our shareholders approved our 2006 Long-Term Incentive Plan under which awards of 195,000 shares of restricted stock were granted to members of our senior management in 2006 (subject to the May 2007 shareholder approval). The awards vest in equal installments over four years beginning on June 1, 2007. An additional 87,000 shares of restricted stock were granted in 2007, bringing the total restricted stock awards to 282,000. In 2007, $2.0 million was expensed for the restricted stock awards. The annual expense for all restricted stock awards will be approximately $1.5 million in each of the next three years. In addition, in 2007 we accrued $3.0 million for performance bonus and discretionary incentive and retention payments compared to no bonuses in 2006.

Our overall gross margin percentage (calculated as revenues less cost of purchased transportation and services divided by revenues) was 21.9% in 2007 and is expected to decline slightly to a forecasted 21.0% in 2008 due primarily to changes in business mix. We plan to continue to take selective rate increases where feasible, although these will be partially offset by increased costs charged by our underlying service providers.

Our tax payments in 2007 were $24.1 million compared to $37.4 million in 2006. We expect tax payments to be approximately $26.0 million in 2008.

Our capital budget in 2008 is forecasted at $22.0 million and includes $18.9 million for the SAP project with the remainder for normal computer and equipment replacement items. Capital expenditures in 2008 will be funded by operating cash flows. The SAP project is also budgeted to incur $4.9 million of operating expenses during 2008.

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

We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operation recognizes revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads is available in our computer systems. In addition, our Stacktrain operation offers volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. During 2007, our total volume discounts (excluding discounts for our own rail brokerage operations) were $13.2 million. Our intermodal segment cartage and rail brokerage operations and our logistics segment recognize revenue after services have been completed. The following table illustrates volume discounts as a percentage of intermodal segment revenues for 2007, 2006 and 2005 (in millions, except percentages):

	2007	2006	2005
Intermodal segment revenues	$1,567.9	$1,491.7	$1,402.6
Total volume discounts	13.2	12.8	16.3
Volume discounts as a percentage of intermodal segment revenues	0.8%	0.9%	1.2%

Based on our results for the fiscal year ended December 28, 2007, a 25 basis point deviation from our estimates of volume discounts would have resulted in an increase or decrease in revenues of approximately $3 to $4 million. The following analysis demonstrates the potential effect that a 25 basis point deviation from our estimates would have had on our consolidated results of operations and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Basis Points	Management’s 2007 Estimate	+25 Basis Points
Total volume discounts	$8.6	$13.2	$16.5
Income from operations	99.1	94.5	91.2
Net income	57.1	54.3	52.3
Diluted earnings per share	$1.59	$1.51	$1.46

•	Recognition of Cost of Purchased Transportation and Services

Both our intermodal and logistics segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. In addition, our rail brokerage operations may earn discounts to the cost of purchased transportation and services that are primarily based on the annual volume of loads transported over major railroads. We estimate our annual volume throughout the year and record a reduction to cost of purchased transportation accordingly. Should our annual volume vary significantly from our estimates, a revision to the cost of purchased transportation would be required. Total discounts earned (excluding discounts earned from our Stacktrain operations) for 2007, 2006 and 2005 were none, none and $0.8 million, respectively.

•	Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The following table illustrates the allowance for doubtful accounts as a percentage of accounts receivable for 2007, 2006 and 2005 (in millions, except percentages):

	2007	2006	2005
Accounts receivable	$209.9	$215.7	$225.7
Allowance for doubtful accounts	4.6	5.3	6.4
Allowance for doubtful accounts as a percentage of accounts receivable	2.21%	2.46%	2.84%

Historically, our actual losses have been within the estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to future consolidated results of operations. For example, during 2007 and 2006 our allowance for doubtful accounts declined significantly from the 2005 level due to an increased number of customer bankruptcies during 2006 and 2005. Based on our results for the fiscal year ended December 28, 2007, a 25 percent deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.1 million. The following analysis demonstrates the potential effect that a 25 percent deviation from our estimates would have had on our consolidated results of operations and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Percent	Management’s 2007 Estimate	+25 Percent
Allowance for doubtful accounts	$3.5	$4.6	$5.8
Income from operations	95.6	94.5	93.3
Net income	55.0	54.3	53.6
Diluted earnings per share	$1.53	$1.51	$1.49

•	Goodwill

At December 28, 2007, we had recorded $288.3 million of goodwill, net of amortization prior to the adoption on December 29, 2001 (the first day of our fiscal 2002) of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The carrying amount of goodwill at December 28, 2007 assigned to our intermodal and logistics segments was $169.0 million and $119.3 million, respectively. Goodwill and other intangible assets are subject to periodic testing, at least annually, for impairment and recognition of impairment losses in the future could be required based on the methodology for measuring impairments described below. SFAS 142 requires a two-step method for determining goodwill impairment where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. We determine the fair value of the reporting units using an income approach based on the present value of estimated future cash flows, and a market approach based on market price data of stocks of corporations engaged in similar businesses. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our total company and reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment. The current economic downturn has negatively impacted many of those inputs and assumptions. For example, the assumed control premium (the amount in excess of the current stock price that a buyer would be willing to pay to acquire our company based on an analysis of the comparable market transactions used in our analysis) has declined compared to year-end 2006. While our year-end 2007 annual goodwill impairment analysis did not result in an impairment charge, the excess of fair value over carrying value for both operating segments declined substantially. The excess of fair value over carrying value for our intermodal and logistics segments (our reporting units) as of December 28, 2007, the annual testing date, was approximately $288 million and $3 million, respectively, as compared to $1.1 billion and approximately $23 million, respectively, as of December 29, 2006. The calculation of fair value could increase or decrease depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, control premium, discount rates, etc. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair values of each reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value for our intermodal segment of $262 million at December 28, 2007. The logistics segment decrease in fair value at December 28, 2007 would result in an impairment of goodwill for that reporting unit due to the factors discussed above.

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

Revenues

The intermodal segment’s revenues from Stacktrain operations are generated through rates, fuel surcharges and other fees charged to customers for the transportation of freight utilizing the rail transportation services that we purchase from rail carriers under our transportation agreements with North American railroads. The growth of these revenues is primarily driven by increases in volume of freight shipped and rate changes on a route-by-route basis. The average rate is impacted by product mix, rail routes utilized, fuel surcharge and market conditions. Also included in revenues are railcar rental income, container per diem charges and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound (backhaul) loads. Revenues are reported net of volume discounts provided to customers. Our intermodal segment Stacktrain operation generates revenues from three lines of business: international (shipments tendered by ocean shipping companies), automotive (shipments tendered by intermediaries arranging transportation for automotive manufacturers and parts suppliers) and domestic (shipments tendered by intermodal marketing companies for shippers within North America). Growth in the intermodal segment’s revenues from local cartage operations, which primarily support our Stacktrain operations and intermodal marketing companies (including our rail brokerage unit) through the use of independent owner-operators, is driven primarily by increased volume as well as length of haul and the rates charged to the customer. Our rail brokerage unit generates revenues through intermodal marketing operations which involves arranging the movement of freight in containers and trailers utilizing truck and rail transportation. Increases in revenues from intermodal marketing operations are generated from increased volumes, rate increases, product mix and route changes.

The logistics segment’s revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including highway brokerage and truck services, warehousing and distribution, international freight forwarding and supply chain management services. Overall growth in revenues for the logistics segment is driven by expanding our service offerings and marketing our broad array of transportation services to our existing customer base and to new customers. Growth in revenues from highway brokerage is driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Growth in revenues from truck services operations, which primarily provide specialized transportation services to customers through independent contractors and owner-operators, is driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Increases in revenues for warehousing and distribution, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by shipping lines’ increased use of third-party containers, rather than their own containers, on the West Coast to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. Revenues for supply chain management services are recognized on a net basis and increases are driven by increased outsourcing. We also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers’ freight to and from a foreign country. Increases in revenues for international freight forwarding are driven by increases in international trade volumes, rate increases, product mix and route changes.

Cost of Purchased Transportation and Services

The intermodal segment’s cost of purchased transportation and related services consists primarily of the amounts charged to us by railroads and local trucking companies under our agreements with these carriers. Third-party rail costs are charged through agreements with the railroads and are dependent upon product mix and traffic lanes. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped and rates charged.

The logistics segment’s cost of purchased transportation and related services consists of amounts paid to third parties under our agreements with them to provide such services, such as independent contractor truck drivers, freight terminal operators and dock workers. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee from point-to-point or between zones.

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

Selling, General and Administrative Expenses

The intermodal segment’s selling, general and administrative expenses consist of costs relating to customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses and professional fees, and includes the $10.6 million annual fee currently paid to APL Limited for information technology services under a long-term agreement (of which $3.4 million has been subject to a 3% compounded annual increase since May 2003).

The logistics segment’s selling, general and administrative expenses relate to the costs of customer acquisition, billing, customer service and salaries and related expenses of marketing, as well as the executive and administrative staff’s compensation, office expenses and professional fees. The logistics segment anticipates that it will incur increased overall selling-related costs as it grows its operations, but that such costs will remain relatively consistent as a percentage of net revenues.

The absolute costs related to corporate functions, such as administration, finance, legal, human resources and facilities, will likely increase as the business grows, but will likely decrease over time as a percentage of net revenues.

Results of Operations

Fiscal Year Ended December 28, 2007 Compared to Fiscal Year Ended December 29, 2006

The following table sets forth our historical financial data for the fiscal years ended December 28, 2007 and December 29, 2006.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 28, 2007 and December 29, 2006

(in millions)

	2007	2006	Change	% Change
Revenues
Intermodal	$1,567.9	$1,491.7	$76.2	5.1%
Logistics	402.1	397.0	5.1	1.3
Inter-segment elimination	(0.6)	(0.9)	0.3	(33.3)

Total	1,969.4	1,887.8	81.6	4.3

Cost of purchased transportation and services
Intermodal	1,207.9	1,121.7	86.2	7.7
Logistics	330.4	325.6	4.8	1.5
Inter-segment elimination	(0.6)	(0.9)	0.3	(33.3)

Total	1,537.7	1,446.4	91.3	6.3

Direct operating expenses
Intermodal	130.5	123.1	7.4	6.0
Logistics	-	-	-	-

Total	130.5	123.1	7.4	6.0

Selling, general & administrative expenses
Intermodal	112.2	108.5	3.7	3.4
Logistics	66.8	68.7	(1.9)	(2.8)
Corporate	21.5	15.8	5.7	36.1

Total	200.5	193.0	7.5	3.9

Depreciation and amortization
Intermodal	5.3	5.8	(0.5)	(8.6)
Logistics	0.8	1.1	(0.3)	(27.3)
Corporate	0.1	0.1	-	-

Total	6.2	7.0	(0.8)	(11.4)

Income from operations
Intermodal	112.0	132.6	(20.6)	(15.5)
Logistics	4.1	1.6	2.5	156.3
Corporate	(21.6)	(15.9)	(5.7)	35.8

Total	94.5	118.3	(23.8)	(20.1)

Interest expense/income	3.7	6.6	(2.9)	(43.9)
Loss on extinguishment of debt	1.8	-	1.8	n.m.
Income tax expense	34.7	43.4	(8.7)	(20.0)

Net income	$54.3	$68.3	$(14.0)	(20.5)%

Revenues. Revenues increased $81.6 million, or 4.3%, for the fiscal year ended December 28, 2007 compared to the fiscal year ended December 29, 2006. Intermodal segment revenues increased $76.2 million for 2007, reflecting increases in our Stacktrain, rail brokerage and cartage operations. Stacktrain revenues increased $58.8 million in 2007 compared to 2006 and reflected increases in all three Stacktrain lines of business, partially offset by lower avoided repositioning cost “ARC” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and lower container and chassis per diem revenues. The period-over-period increases in the three Stacktrain lines of business were as follows:

•

The 7.1% increase in Stacktrain third-party domestic revenues was due to a 5.1% increase in domestic containers handled coupled with a 1.9% increase in the average freight revenue per container for 2007 compared to 2006. The average fuel surcharge in effect during 2007 was 21.0% compared to 19.2% during 2006. The increase in domestic containers handled was due to increases in Pacer container volumes partially offset by an 8.5% reduction in ARC international container volumes. One of our major suppliers of international boxes has had increased export loadings which reduced our supply of international containers available for repositioning.

•

The 12.6% increase in automotive revenues reflected a volume increase of 6.0% over 2006 coupled with a 6.2% increase in the average freight revenue per container. The increase in the average freight revenue per container was due to a combination of business mix, rate increases and slightly higher fuel surcharges.

•

The 14.9% increase in Stacktrain international revenues resulted from an 8.7% increase in containers handled primarily from additional customers which began shipping during the first quarter of 2006, coupled with a 5.7% increase in the average freight revenue per container. The increase in average freight revenue per container was due primarily to changes in business mix and slightly higher fuel surcharges.

The $3.2 million decline in container and chassis per diem revenues in 2007 compared to 2006 reflected recoveries of container and chassis misuse charges from several third parties (a result of improved billing and collection practices) which benefited 2006 combined with a reduction in the number of days equipment was controlled by the customer. While the reduction in customer controlled days reduces per diem revenue, it provides an operational benefit allowing faster equipment reloading. Container and chassis per diem revenues have declined over the past two years due primarily to the reduction in the number of customer controlled days, and we anticipate that this reduction may continue but at a slower rate. Westbound ARC revenues for 2007 were $0.7 million below 2006 because of rate competition and the use by international shipping companies of their own equipment for export loading. Rail brokerage revenues for 2007 were $15.3 million, or 3.6%, above 2006 primarily due to a 4.3% increase in volume partially offset by competitive rate pressures. The average revenue per load for our rail brokerage unit declined by 0.6% in 2007 compared to 2006. Cartage revenues increased $2.1 million due primarily to increased revenues in the Midwest and Pacific Northwest regions including two additional business locations which began operations in the latter part of 2006, partially offset by reduced Southern California business including reduced container repositioning revenue as well as reduced port to rail terminal drayage related to decreases from two international customers.

Revenues in our logistics segment increased $5.1 million, or 1.3%, in 2007 compared to 2006 reflecting increased revenues in all units except the truck services and truck brokerage units. The warehousing and distribution unit’s revenues increased 15.8% because of current customers requiring year-round storage and increased storage and warehouse handling revenues. In addition, this unit started a container transload facility in Southern California in June 2007, which, while not yet profitable, contributed to the revenue increase. Our supply chain services unit’s revenues increased 44.8% principally due to the addition of a new customer, and our international unit’s revenues increased 11.5% because of increased import/export business partially offset by reduced overseas aid cargo and agricultural shipments. Our truck services unit’s revenues decreased by 5.4% as a result of lower truck counts and soft demand and our truck brokerage unit’s revenues decreased by 30.3% in 2007 compared to 2006 due to fewer shipments and competitive rate pressures.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $91.3 million, or 6.3%, in 2007 compared to 2006. The intermodal segment’s cost of purchased transportation and services increased $86.2 million, or 7.7%, for 2007 compared to 2006 reflecting increases in Stacktrain and rail brokerage costs, partially offset by reduced cartage costs. The larger percentage increase in intermodal segment purchased transportation and services costs compared to intermodal segment revenue was due to arbitration and other settlements benefiting 2006, increases in underlying service provider costs in 2007, increases in local dray costs and equipment repositioning costs discussed below. The Stacktrain increase was related to the increased shipments noted above combined with a 5.9% increase in the cost per container because of increased fuel costs and rates from our underlying service providers, and changes in business mix. Reducing the Stacktrain 2006 costs was a gross benefit of $5.3 million, related to expenses accrued in prior years, from the settlement of a series of arbitration cases and other rate disputes during 2006 that resulted in the reversal of prior year expense accruals in 2006. In addition, in connection with our periodic reconciliation and settlement of amounts owed to our carriers based on actual usage, during the first quarter of 2006 we reached favorable settlements of several prior period rail payables that resulted in lower reported transportation costs in 2006 compared to 2007. Local dray costs from the ramp to the customer location increased $5.1 million in 2007 compared to 2006 due primarily to the increase in PacerDirect product volumes and Stacktrain international volumes. Equipment repositioning costs were up 1.7% in 2007 compared to 2006 due to increased chassis repositioning costs to support our trailer-on-flatcar product. The increased rail brokerage costs were related to the increased shipments noted above combined with increased fuel costs and rates from our underlying service providers, and changes in business mix. The cartage decrease in costs is related to less ocean port to rail terminal and back type of movements, also known as landbridge movements. Ocean shipping lines are loading containers onto rail cars at the port rather than moving them inland to the rail terminal for loading to a larger extent in 2007 compared to 2006.

The overall gross margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment decreased from 24.8% in 2006 to 23.0% in 2007 because of the arbitration and rail payable settlements in 2006 discussed above, competition and lower pricing to maintain equipment flow and minimize repositioning costs. Gross margins were also impacted by increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

Cost of purchased transportation and services in our logistics business increased $4.8 million in 2007 compared to 2006 reflecting the increased business in the majority of the logistics segment units. The overall gross margin percentage for our logistics segment decreased from 18.0% in 2006 to 17.8% in 2007 due primarily to business mix changes and competitive pressures primarily in our truck services unit due to the recent economic downturn. The gross margin percentage in each of our other logistics segment units was slightly higher in 2007 compared to 2006.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, increased $7.4 million, or 6.0%, in 2007 compared to 2006 because of higher container and chassis lease costs for newer 53 ft. equipment and higher maintenance costs associated with increased per unit material costs and increased equipment velocity. Our overall fleet size declined in 2007 compared to 2006 due to the retirement of more 48-ft. equipment than the additional 53-ft. equipment leased during the year. At December 28, 2007, we had 1.9% or 533 fewer containers and 3.6% or 1,142 fewer chassis than at December 29, 2006. Container and chassis lease costs have increased over the last two years due to year-over-year increases in newer, higher cost equipment. This trend should continue into the near future as we continue to replace older 48-ft. equipment with newer 53-ft. equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.5 million, or 3.9%, in 2007 compared to 2006. During 2007, $6.0 million was incurred for the severance of 134 personnel and for facility exit activities ($2.1 million in the logistics segment, $2.1 million in corporate and $1.8 million in the intermodal segment), $3.0 million was incurred for performance bonus and discretionary retention and incentive payments and stock compensation cost increased by $1.4 million in 2007 compared to 2006. The stock compensation cost increase was due to the initial year’s vesting and dividends related to the June 2006 and August 2007 restricted stock awards under the 2006 Long-Term Incentive Plan as approved by shareholders in May 2007. The timing of the shareholders’ approval resulted in a full year of vesting during 2007, with the initial dividends prior to shareholder approval treated as compensation expense. On an on-going basis, the compensation cost related to current awards will be approximately $2.0 million per year with dividends charged to retained earnings. There were neither severance or facility exit costs nor bonus accruals during 2006. Selling, general and administrative expenses in 2006 also benefited from the adjustment of previously accrued expenses for third party vendor services that were determined would not be payable under the contract with the provider. Our cartage and warehousing and distribution units also incurred increased damage claim costs in 2007 compared to 2006.

Partially offsetting the increase in 2007 was reduced employment in both of our operating segments and reduced legal fees during 2007 compared to 2006. Our overall average employment level decreased by 122, or 7.6%, in 2007 compared to 2006 due to our cost reduction efforts and normal attrition, with reductions across all business units. Average employment levels for 2007 were down 71 in our logistics segment and 53 in our intermodal segment. The average corporate employment level increased by two for 2007 compared to 2006. In addition, during the 2006 period, we settled a motor vehicle accident case adversely impacting our truck services unit’s and corporate results in that period.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.8 million for 2007 compared to 2006 as a result of normal property retirements.

Income From Operations. Income from operations decreased $23.8 million, or 20.1%, from $118.3 million in 2006 to $94.5 million in 2007. Corporate expenses were $5.7 million above 2006 of which $3.0 million represented the 2007 performance bonus and discretionary retention and incentive payments and $2.1 million was for severance costs. Corporate expenses were also affected in 2007 by increased stock compensation costs. Intermodal segment income from operations decreased $20.6 million reflecting a $12.0 million decrease in Stacktrain income from operations, an $8.8 million decrease in rail brokerage income from operations and a $0.2 million increase in cartage income from operations. The Stacktrain decrease was due, in part, to the 2006 transactions that benefited that year but did not recur in 2007, including the recoveries of chassis misuse charges from several third parties (a result of improved billing and collection efforts), various settlements of prior period rail payables, the adjustment of a previously accrued expense for third party vendor services and the 2006 arbitration and rate dispute settlements, combined with higher direct operating expenses, reduced ARC business and reduced margins in the 2007 period. The rail brokerage decrease was due to competitive rate pressures and increases in underlying service provider costs and an increase in lower average revenue westbound business to balance traffic flows. The increase in our cartage unit was because of additional business including two additional locations in 2007 and additional business from our Stacktrain and rail brokerage units compared to 2006, partially offset by increased personal injury/property damage costs during 2007. Income from operations in 2007 for the intermodal segment was reduced by severance costs of $1.8 million.

Logistics segment income from operations improved $2.5 million to $4.1 million in 2007 compared to $1.6 million in 2006 reflecting increases in all business units except the truck services and truck brokerage units. The $0.5 million increase in our warehousing and distribution unit was because of additional storage and handling business partially offset by start-up related costs from the new Southern California transload facility and higher cargo claims costs. Our supply chain services unit increase of $3.6 million was due primarily to the addition of a new customer, and included $0.6 million in severance and facility closure costs. Our international unit’s increase of $0.1 million reflected strong import/export business partially offset by reduced overseas aid and agricultural shipments and $0.4 million of severance and facility closure costs. The $0.3 million decrease for our truck services unit was due primarily to lower truck counts in 2007 and soft demand, and included $0.3 million of severance and facility closure costs. The $1.4 million decrease in our truck brokerage unit’s income from operations was due to decreased shipments and competitive rate pressure, and included $0.8 million of severance and facility closure costs. In total, the logistics segment’s income from operations in 2007 was reduced by severance and facility closure costs of $2.1 million.

Interest Expense/Income. Interest expense, net, decreased by $2.9 million, or 43.9%, for 2007 compared to 2006 reflecting the award of $1.6 million of interest as part of an arbitration settlement during 2007 coupled with a lower average debt balance outstanding during 2007 as compared to 2006 during which we repaid approximately $31.0 million of long-term debt, and lower interest rates. At December 28, 2007, total long-term debt was $64.0 million compared to $59.0 million at December 29, 2006. The average interest rate during 2007 was 5.7% compared to 6.9% during 2006.

Loss on Extinguishment of Debt. On April 5, 2007, we completed the refinancing of our term loan and revolving credit facility with a new $250 million, five-year revolving credit facility. See the discussion under “Liquidity and Capital Resources” below. Charges totaling $1.8 million were incurred due to the write-off of existing deferred loan fees related to the prior credit facility.

Income Tax Expense. Income tax expense decreased $8.7 million in 2007 compared to 2006 because of lower pre-tax income in 2007. The effective tax rate was equivalent between years. In October 2007, Mexico enacted a new tax law which replaces the existing asset tax with a new flat tax to supplement the regular income tax in that country. The new tax was effective on January 1, 2008, and is not expected to have a material impact on our results of operations and financial condition.

Net Income. Net income decreased by $14.0 million, or 20.5%, from $68.3 million in 2006 to $54.3 million in 2007 reflecting the lower income from operations (down $23.8 million, of which $6.0 million related to severance and facility closure costs and $3.0 million to bonuses) as discussed above, and the write-off of loan fees associated with the refinancing of debt ($1.8 million), partially offset by reduced net interest costs (down $2.9 million) including interest income from the settlement of an arbitration case. Net income in 2007 also reflected lower income tax expense (down $8.7 million) related to a lower pre-tax income.

Fiscal Year Ended December 29, 2006 Compared to Fiscal Year Ended December 30, 2005

The following table sets forth our historical financial data for the fiscal years ended December 29, 2006 and December 30, 2005.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 29, 2006, and December 30, 2005

(in millions)

	2006	2005	Change	% Change
Revenues
Intermodal	$1,491.7	$1,402.6	$89.1	6.4%
Logistics	397.0	458.1	(61.1)	(13.3)
Inter-segment elimination	(0.9)	(0.6)	(0.3)	50.0

Total	1,887.8	1,860.1	27.7	1.5

Cost of purchased transportation and services
Intermodal	1,121.7	1,049.7	72.0	6.9
Logistics	325.6	379.5	(53.9)	(14.2)
Inter-segment elimination	(0.9)	(0.6)	(0.3)	50.0

Total	1,446.4	1,428.6	17.8	1.2

Direct operating expenses
Intermodal	123.1	115.4	7.7	6.7
Logistics	-	-	-	-

Total	123.1	115.4	7.7	6.7

Selling, general & administrative expenses
Intermodal	108.5	111.2	(2.7)	(2.4)
Logistics	68.7	71.9	(3.2)	(4.5)
Corporate	15.8	21.7	(5.9)	(27.2)

Total	193.0	204.8	(11.8)	(5.8)

Write-off of computer software
Intermodal	-	11.3	(11.3)	(100.0)
Logistics	-	-	-	-
Corporate	-	-	-	-

Total	-	11.3	(11.3)	(100.0)

Depreciation and amortization
Intermodal	5.8	5.5	0.3	5.5
Logistics	1.1	1.3	(0.2)	(15.4)
Corporate	0.1	0.1	-	-

Total	7.0	6.9	0.1	1.4

Income from operations
Intermodal	132.6	109.5	23.1	21.1
Logistics	1.6	5.4	(3.8)	(70.4)
Corporate	(15.9)	(21.8)	5.9	(27.1)

Total	118.3	93.1	25.2	27.1

Interest expense/income	6.6	8.2	(1.6)	(19.5)
Income tax expense	43.4	34.0	9.4	27.6

Net income	$68.3	$50.9	$17.4	34.2%

Revenues. Revenues increased $27.7 million, or 1.5%, for the fiscal year ended December 29, 2006 compared to the fiscal year ended December 30, 2005. Intermodal segment revenues increased $89.1 million, or 6.4%, reflecting increases in our cartage and Stacktrain operations, partially offset by a reduction in rail brokerage revenues. Stacktrain revenues increased $99.2 million in 2006 compared to 2005 and reflected increases in all three Stacktrain lines of business, partially offset by lower avoided repositioning cost ARC revenues and lower container and chassis per diem revenues. Stacktrain revenues for 2005 were slightly depressed as a result of the first quarter 2005 Union Pacific embargo of Southern California locations due to severe weather. The year-over-year increases in the three Stacktrain lines of business were as follows:

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

Westbound ARC revenues for 2006 were $4.2 million below 2005 due primarily to rate competition and the use of their own equipment by the international shipping companies for export loading. The $2.9 million decline in container and chassis per diem revenues in 2006 compared to 2005 was due primarily to customers returning containers in a shorter period of time. Cartage revenues increased $9.9 million due to increases in all of our cartage regions including increased intra-segment business with our Stacktrain unit and expansion of business in the South region. Our cartage unit experienced a large revenue increase in our West region due to increased volumes during 2006 in Southern California resulting in part from the first quarter 2005 Union Pacific embargo of Southern California locations due to severe weather that depressed revenues in that quarter. Our rail brokerage unit, which reported an operating income of $4.0 million in both years due to yield management and cost control efforts during 2006, reported a 4.5% decline in revenues compared to 2005 due to decreased intermodal volumes.

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

Cost of purchased transportation and services in our logistics business decreased $53.9 million in 2006 compared to 2005 due primarily to the completion of transition of a truck brokerage customer to another service provider during the latter part of 2005. The overall gross margin percentage for our logistics business increased from 17.2% in 2005 to 18.0% in 2006 due primarily to changes in business mix and improved yield management. The reduction in business from the transitioning of a customer in our truck brokerage unit to another transportation provider contributed to the gross margin percentage increase as this customer was a low margin account. The margin percentage for our international unit also increased due to changes in business mix. The warehousing and distribution unit gross margin percentage declined due to the changed business mix that resulted after a customer, as mentioned above, moved from our warehousing operations to its own regional distribution center. New customers required additional warehouse handling at increased costs. Our truck services unit gross margin percentage also declined due to increases in fuel costs and the increase in the amount of brokerage business which is priced at a lower margin percentage than when using trucks of our independent owner-operators.

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

Write-off of Computer Software. During the second quarter of 2005, based on an internal analysis of the cost to continue a computer software development project started in 2001 and an assessment of a review by an independent third-party, we decided to abandon the conversion from APL Limited’s computer systems to a stand-alone capability for our Stacktrain operations. A total of $11.3 million, which had been capitalized in property and equipment for the development of the software, was written-off in the second quarter of 2005. We will continue to avail ourselves of the services and support for up to the next 12 years under the existing long-term agreement with APL Limited. See “Liquidity and Capital Resources.”

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

Logistics segment income from operations decreased $3.8 million compared to 2005. The decrease for our truck services unit was due primarily to the increase in lower rated brokerage business coupled with higher fuel costs. Our warehousing and distribution unit reported lower income from operations due to the customer moving to their own regional distribution center, as mentioned above, coupled with increased handling and cargo claim costs. The decrease in income from operations for our supply chain services unit was due to the loss of a customer as well as decreases from existing customers and expenses related to a legal case. These decreases in income from operations were partially offset by increases in income from operations for our international unit where import/export business remains strong, our truck brokerage unit due to yield management and cost control efforts, and reduced corporate costs due primarily to legal settlements and reduced bonus accruals.

Interest Expense/Income. Interest expense, net, decreased by $1.6 million, or 19.5%, for 2006 compared to 2005 due primarily to a lower level of outstanding debt during 2006. At December 29, 2006, total long-term debt was $59.0 million, $31.0 million less than the $90.0 million at December 30, 2005. Interest rates increased from approximately 5.2% during 2005 to 6.9% during 2006.

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

Liquidity and Capital Resources

Cash provided by operating activities was $108.0 million, $66.7 million and $82.3 million for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively. The increase in cash provided by operating activities in 2007 was due primarily to the increase in accounts payable and other accrued liabilities compared to 2006. During 2006 there was a bonus payout (related to and accrued in the 2005 fiscal year) as well as increased payouts in 2006 compared to 2007 for taxes and litigation settlements. In addition, accounts payable is higher in 2007 due to the increase in business in 2007. The Del Monte arbitration settlement, which was received in the second quarter of 2007, reduced receivables between 2006 and 2007 and was partially offset by higher receivables associated with increased business in 2007. Also contributing to the increased cash flow from operating activities were $24.1 million of tax payments in 2007 compared to $37.4 million during 2006. The lower payment in the 2007 period was due to a lower federal extension payment which is based on the timing of earnings during the year. The decrease in cash provided by operating activities in 2006 as compared to 2005 was due primarily to higher tax and bonus payments in 2006 (accrued in 2005), partially offset by a higher income from operations and reduced interest charges in 2006. In addition, the completion of the transitioning of a highway brokerage customer to another service provider and the $11.3 million non-cash write-off of computer software in 2005 due to the developer’s bankruptcy also contributed to the 2005 amount. Income taxes paid were $24.1 million, $37.4 million and $24.6 million in 2007, 2006 and 2005, respectively. Interest paid was $4.7 million, $6.7 million and $7.7 million in 2007, 2006 and 2005, respectively. Interest expense, net for 2008 is expected to be in line with the 2007 amount.

We had working capital of $34.5 million and $64.3 million at December 28, 2007 and December 29, 2006, respectively. The decrease in 2007 was due primarily to the Del Monte settlement which decreased receivables combined with decreased accrued liabilities in 2006 due to litigation settlements.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 28, 2007, our major commitments (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$64.0	$-	$-	$64.0	$-
Interest on long-term debt	17.4	4.1	8.2	5.1	-
Operating leases	399.3	82.4	142.1	97.1	77.7
Equipment obligation	42.9	3.6	10.7	10.7	17.9
Dividends	5.2	5.2	-	-	-
Volume incentives	13.3	13.3	-	-	-
APL IT agreement	129.7	10.7	21.7	22.2	75.1
SAP IT agreement	11.5	2.9	4.3	4.3	-
Other IT agreements	16.4	5.4	6.2	4.0	0.8
HR agreements	0.5	0.2	0.2	0.1	-
Income tax contingencies	4.1	3.5	0.6	-	-
Severance liability	2.3	2.3	-	-	-
Purchased transportation	27.9	27.9	-	-	-

Total	$734.5	$161.5	$194.0	$207.5	$171.5

Of our total long-term debt, as refinanced, $59.0 million was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our former retail segment in 2000, with the remaining $5.0 million, net incurred in second and third quarters of 2007 to finance the repurchase of common stock. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $66.2 million in 2007, $69.5 million in 2006, $70.7 million in 2005 and $67.8 million in 2004. The equipment obligation is our estimate of operating lease payments on 3,000 53-foot containers and 1,400 53-foot chassis ordered, but yet to be financed. We anticipate financing the equipment through operating leases. The dividends reflected in the table were paid on January 10, 2008. Volume incentives (which are recorded as a reduction of revenues in our consolidated financial statements) relate to amounts payable to companies that ship on our Stacktrain unit that met certain volume shipping commitments for the year 2007. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.6 million. The SAP IT agreement reflects commitments for on-going maintenance and support. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function and IT licensing, hosting and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions, including accrued interest, as of December 28, 2007 (see “Recently Issued Accounting Pronouncements” below). The severance liability relates to amounts to be paid related to our 2007 severance and facility exit activities. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at year-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation. A discussion of the SAP agreement is set forth below.

Based upon the current level of operations and the anticipated future growth in both operating segments, management believes that operating cash flow and availability under our revolving credit facility will be adequate to meet our working capital, capital expenditure, dividend and other cash needs for at least the next two years, although no assurance can be given in this regard. Our revolving credit facility matures in April 2012. Should the recent economic downturn continue or worsen, our operating cash flows may be adversely impacted.

Cash flows used in investing activities were $13.1 million, $3.5 million and $5.0 million for 2007, 2006 and 2005, respectively. The use of cash in 2007 included $10.6 million under the enterprise software agreement with SAP America, Inc. (“SAP”) as discussed below. The remaining capital expenditure of $3.4 million was primarily for normal computer replacement items, partially offset by net proceeds of $0.9 million from the sale of property. The use of cash in 2006 was primarily for normal computer replacement items, partially offset by net proceeds of $0.2 million from the sale of property. The use of cash in 2005 was primarily for normal computer replacement items. This was partially offset by net proceeds of $0.3 million from the sale of property.

On September 30, 2007, we entered into a software license agreement with SAP under which we licensed an enterprise suite of applications, including the latest release of SAP’s transportation management solution. Under the agreement, we were granted a perpetual license for the suite of SAP software, and agreed to a two-year maintenance and support commitment for an annual fee of $2 million. During 2007, total expenditures for the SAP project were $10.9 million, $10.6 million of which was capitalized (including the initial license fee of $9.3 million) and $0.3 million was included in the Selling, General and Administrative line item of the Consolidated Statement of Operations. Elements of the new system are expected to be implemented over the next 9 to 28 months and to require a total capital investment ranging from $30 million to $35 million (not reflected in the above table) over the course of the project. It is anticipated that these amounts will be financed from a combination of operating cash flows and borrowings under our revolving credit agreement. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited until such time as the SAP implementation project is completed. Accordingly, the table above assumes payments in respect of both the SAP IT agreement over the 5-year period even though we currently expect that the new SAP system will be operational and replace the APL system prior to the end of the 5-year period.

Capital expenditures for 2008 are budgeted at $22.0 million including $18.9 million for the SAP implementation project and $3.1 million primarily for normal computer and equipment replacement items.

Cash flows used in financing activities were $87.9 million, $72.1 million and $67.9 million for 2007, 2006 and 2005, respectively. During 2007, we refinanced our prior bank revolving credit and term loan facility and the $59.0 million outstanding thereunder with a new $250 million revolving credit facility

(see the discussion below). During 2007, we borrowed an additional net $5.0 million under the new facility to repurchase common stock and for general corporate purposes. During 2007, options to purchase 169,132 shares of our common stock were exercised for total proceeds of $1.8 million. The excess tax benefit associated with the exercise of the options and vesting of restricted stock pursuant to SFAS No. 123 (R) was $0.2 million. Also during the 2007 period, 2,938,635 shares of our common stock were repurchased and retired for $72.5 million and we paid $21.6 million in common stock cash dividends. During 2006, we repaid $31.0 million of long-term debt, paid $22.5 million in common stock cash dividends and repurchased and retired $26.8 million of our common stock under a stock repurchase program announced in June 2006. During 2006, options to purchase 647,117 shares of our common stock were exercised for total proceeds to the Company of $4.4 million. The excess tax benefit associated with the exercise of options was $3.8 million during 2006. During 2005, we repaid $64.1 million of long-term debt and paid our first common stock dividend to shareholders of $5.6 million. During 2005, options to purchase 177,110 shares of our common stock were exercised for total proceeds to the Company of $1.8 million. The proceeds were used for general corporate purposes.

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

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. We were in compliance with these covenants at December 28, 2007. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement.

At December 28, 2007, we had $168.0 million available under the 2007 Credit Agreement, net of $64.0 million outstanding and $18.0 million of outstanding letters of credit. At December 28, 2007, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 5.7% per annum.

During 2007, we received 1,658 primarily 53-ft. leased containers and 1,072 53-ft., 48-ft. and 40-ft. leased chassis, and we returned 2,191 primarily 48-ft. leased containers, 1,596 primarily 48-ft. and 40-ft. leased chassis, and sold 618 48-ft. owned chassis in an effort to more closely align our container and chassis fleets. During 2007, four railcars were destroyed. On order at the end of 2007 were 3,000 53-ft. containers and 1,400 53-ft chassis to be delivered by September 2008.

During 2006, we received 2,360 53-ft. leased containers and 4,552 53-ft. and 40-ft. leased chassis, and we returned 2,033 primarily 48-ft. leased containers and 1,684 primarily 48-ft. and 40-ft. leased chassis. During 2006, four railcars were destroyed.

During 2005, we received 4,422 primarily 53-ft. leased containers and 3,926 primarily 53-ft. leased chassis, and we returned 2,106 primarily 48-ft. leased containers and 1,106 primarily 48-ft. leased chassis. During 2005, four railcars were destroyed.

Common Stock Repurchase Program

On June 12, 2006, we announced that our Board of Directors had authorized the purchase of up to $60 million of our common stock, and, on April 3, 2007, the Company announced that our Board of Directors had authorized the purchase of an additional $100 million of our common stock. Both authorizations expire on June 15, 2008. We repurchased a total of 965,818 shares at an average price of $27.72 per share through December 29, 2006, and 2,938,635 shares at an average price of $24.64 per share during 2007. At December 28, 2007, $60.7 million remains available for the purchase of common stock under the current Board authorizations. We intend to make further share repurchases from time to time as market conditions warrant.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) will be effective for us on December 26, 2008 (the first day of our 2009 fiscal year). Based on acquisitions to date, we do not expect that the implementation of SFAS No. 141 (revised 2007) will have a material impact on our results of operations or financial condition.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 will be effective for us on December 26, 2008 (the first day of our 2009 fiscal year). We do not expect that the implementation of SFAS No. 160 will have a material impact on our results of operations or financial condition.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” This Statement permits the Company to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. SFAS No. 159 was effective for us on December 29, 2007 (the first day of our 2008 fiscal year). We are currently assessing the impact that the implementation of SFAS No. 159 will have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 was effective for us on December 29, 2007 (the first day of our 2008 fiscal year) with the exception of application to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which the standard will be applicable on December 27, 2008 (the first day of our 2009 fiscal year). We are currently assessing the impact that the implementation of SFAS No. 157 will have on our results of operations and financial condition.

In September 2006, the FASB issued Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP should be applied retrospectively for all financial statements presented, unless it is impracticable to do so. We adopted this FSP on December 30, 2006 (the first day of our 2007 fiscal year) and determined that the effect on prior year balances was immaterial and therefore did not apply retroactively. We will account for our maintenance activities going forward using the deferral method.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective for us as of December 30, 2006. As a result of this implementation, we recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, we had a liability of approximately $3.9 million of total reserves relating to uncertain tax positions and a total of $4.1 million at December 28, 2007, including accrued interest.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 28, 2007 or December 29, 2006.

Based upon the average variable interest rate debt outstanding during 2007, a 100 basis point change in our variable interest rates would have affected our 2007 pre-tax earnings by approximately $0.6 million. For 2006, a 100 basis point change in our variable interest rates would have affected our 2006 pre-tax earnings by approximately $0.8 million. For 2005, a 100 basis point change in our variable interest rates would have affected our 2005 pre-tax earnings by approximately $1.2 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 28, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of December 28, 2007 based on the disclosure controls evaluation.

Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of December 28, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the company’s internal control over financial reporting as of December 28, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and that criteria, management concludes that, as of December 28, 2007, the company’s internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 28, 2007 as stated in their report beginning on page F-2.

ITEM 9B. OTHER INFORMATION

On February 14, 2008, the Compensation Committee of the Company’s Board of Directors approved the 2008 Bonus Plan, which is filed as Exhibit 10.28 hereto. The 2008 Bonus Plan, under which the named executive officers participate (including the Chief Executive Officer and Chief Financial Officer but excluding the Interim President, Intermodal Segment) provides for payment of cash bonuses subject to achievement of specified financial objectives. The bonuses payable to the named executive officers, all of whom are currently employees of the corporate unit, are contingent on the Company’s actual fiscal year 2008 consolidated earnings per share (calculated before any accrual for bonuses) falling within the specified minimum and maximum consolidated earnings per share targets established by the Committee and the Board, and are capped at 100% of a participant’s bonus opportunity (stated as a percentage of base salary). For the Chief Executive Officer, the target bonus opportunity is set at 100% of annual base salary. For the Chief Financial Officer, the General Counsel, and the Chief Operating Officer – Logistics Segment, who are other named executive officers participating in the 2008 Bonus Plan, the target bonus opportunity is set at 50% of annual base salary.

Executives and other employees employed by a particular business unit (rather than the corporate unit) have 50% of their bonus opportunity subject to the corporate earnings per share bonus described above and the other 50% subject to that unit’s achievement of an operating income or gross margin target applicable to that unit. The corporate earnings per share bonus component and the business unit bonus component are independent of each other, such that the business unit bonus may be payable even if the corporate earnings per share target for payment of the corporate earnings per share bonus is not achieved, and vice versa.

Also on February 14, 2008, the Compensation Committee approved in respect of 2007 a special discretionary incentive payment to the Company’s current employees, including the named executive officers currently employed by the Company (other than the Interim President, Intermodal Segment), of 20% of the employee’s applicable 2007 target bonus or $750, whichever is greater. The Compensation Committee determined to pay the special discretionary incentive awards in recognition of employees’ achievements in a challenging year and to motivate the employees’ continuing efforts to improve the Company’s performance in the current year. Amounts payable to the named executive officers are as follows: the Chief Executive Officer, Mr. Uremovich – $90,000; the Chief Financial Officer, Mr. Yarberry – $32,051; the General Counsel, Mr. Killea – $30,934; and the Chief Operating Officer – Logistics Segment, Mr. Brashares – $31,500.

On February 14, 2008, the Compensation Committee also approved a supplemental severance retention program in which all of the current named executive officers, other than the Interim President, Intermodal Segment, are participants. Under the program, if within 18 months following a change in control of the Company a participant’s employment is terminated by the Company without cause or by the participant with “good reason” (as defined in the supplemental program), the period during which the participant is entitled to severance pay will double, up to a maximum of 24 months. Each of Messrs. Brashares’ and Yarberry’s employment agreements currently provides for severance pay equivalent to his base salary (currently $315,000 and $320,154 per year, respectively) over a period of 12 months after termination; under the supplemental program, each of these officers would be entitled to severance pay equivalent to his base salary over a period of 24 months after a termination without cause or for good reason following a change of control (thus totaling $630,000 and $640,308, respectively, under the supplemental program). Each of Messrs. Uremovich’s and Killea’s employment agreements currently provides for severance pay equivalent to his base salary (currently $450,000 and $309,338 per year, respectively) over a period of 24 months after termination (thus totaling $900,000 and $618,674, respectively); due to the 24-month cap under the supplemental program, these officers would be entitled to the same severance pay equivalent to his base salary over a period of 24 months after a termination without cause or for good reason following a change of control (thus totaling the same $900,000 and $618,674, respectively, under the supplemental program). Prior to adoption of the supplemental program, the employment agreements of Messrs. Uremovich, Yarberry, Brashares and Killea provided for severance payment if the employee was terminated without cause following a change of control but did not permit them to terminate their employment with “good reason” as defined in the supplemental program and still be entitled to severance pay. Under the supplemental program, these executives and other participants will have the right to terminate their employment within 18 months after a change in control and to receive the severance benefit under the program if they have “good reason” to do so. A participant will have “good reason” to terminate his or her employment with the Company if, within 18 months after a change in control, his or her base salary, target bonus percentage, contractual employee benefits, or title, responsibilities or authorities are reduced, or if the Company materially breaches the participant’s employment agreement, or if the participant is required to relocate more than 50 miles from his or her current business office location and such event is not cured within any applicable cure period. The definition of a “change in control” under the supplemental program is the same as the definition used in the Company’s equity incentive plans, including the 2006 Long-Term Incentive Plan included as Appendix A to the proxy statement for the 2007 annual meeting of shareholders.

Pacer will provide additional information regarding the compensation of our executive officers in our proxy statement for our 2008 annual meeting of shareholders.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors.

The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors” in our Proxy Statement for our 2008 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2007 fiscal year.

(b)	Identification of Executive Officers.

Certain information concerning our executive officers is presented in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c)	Audit Committee Information; Financial Expert.

The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading “Audit Committee” in our Proxy Statement for our 2008 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2007 fiscal year.

(d)	Section 16(a) Compliance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2008 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2007 fiscal year.

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

The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading “Nominating and Corporate Governance Committee” in our Proxy Statement for our 2008 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2007 fiscal year. No material changes to the nominating process have occurred.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussions under the headings “2007 Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider

Participation” in our Proxy Statement for our 2008 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2007 fiscal year. The information required under Item 407(e)(5) of Regulation S-K is set forth under the heading “Compensation Committee Report” in our Proxy Statement for our 2008 annual meeting of shareholders, and is being furnished in this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	879,615	(1)	$15.28	2,236,750	(1)
Equity compensation plans not approved by security holders	-		-	-

Total	879,615	(1)	$15.28	2,236,750	(1)

(1) Under our 1999 Plan, options to purchase 492,215 shares of our common stock were outstanding as of December 28, 2007, our fiscal year end, and no further option grants can be made under that plan. Under our 2002 Plan, options to purchase 373,400 shares of our common stock were outstanding as of December 28, 2007, and no further option grants can be made under that plan. As of December 28, 2007, options to purchase 12,000 shares of our common stock were outstanding under the 2006 Plan. In addition, at December 28, 2007, 251,250 restricted shares of common stock had been issued and were outstanding under the 2006 Plan. As of December 28, 2007, we have available 2,236,750 shares of our common stock for future issuance under the 2006 Plan.

The Board has reserved a total of 2.5 million shares of common stock for issuance under the 2006 Plan. The 2.5 million shares authorization is subject to adjustment for a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). If an award, other than a Substitute Award (defined below), is forfeited or otherwise terminates without the issuance or delivery of some or all of the shares underlying the award to the grantee, or becomes unexercisable without having been exercised in full, the remaining shares that were subject to the award will become available for future awards under the 2006 Plan (unless the 2006 Plan has terminated). The grant of a stock appreciation right will not reduce the number of shares that may be subject to awards, but the number of shares issued upon the exercise of a stock appreciation right will so reduce the available number of shares.

Substitute Awards will not reduce the number of shares available for issuance under the 2006 Plan. “Substitute Awards” are awards granted in assumption of or in substitution for outstanding awards previously granted by a company acquired by or merged into the Company or any of its subsidiaries or with which the Company or any of its subsidiaries.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2008 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2007 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the discussion under the headings “Certain Relationships and Related Transactions,” “Review, Approval or Ratification of Transactions with Related Persons” and “Director Independence” in our Proxy Statement for our 2008 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2007 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the discussion under the headings “Fees Billed by Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” in our Proxy Statement for our 2008 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2007 fiscal year.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this annual report on Form 10-K:

(1)	List of Financial Statements Filed as Part of this Annual Report on Form 10-K:

A list of our consolidated financial statements, notes to consolidated financial statements, and accompanying report of independent registered public accounting firm appears in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1, which is filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts, for each of the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, which appears on page S-1, is filed as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002). (Commission File No. 0-49828).

3.2	Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2002). (Commission File No. 0-49828).

4.1	Credit Agreement, dated April 5, 2007, among Pacer International, Inc., the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, Bank of Montreal, as Syndication Agent, BMO Capital Markets Corp., as Joint Lead Arranger, Union Bank of California, N.A., LaSalle Bank National Association and Deutsche Bank Trust Company Americas, as Co-Documentation Agents, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Swing Line Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

4.2	Guaranty dated April 5, 2007 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

4.3	Pledge Agreement, dated as of April 5, 2007, between each Pledgor named on the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description

10.1	Non-Competition Agreement, dated as of May 28, 1999, among Neptune Orient Lines Limited, APL Limited, Pacer International, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.5 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.2	Administrative Services Agreement, dated as of May 29, 2000, between APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). (Registration File No. 333-53700).

10.3	IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited, APL Land Transport Services, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 10.10 to the Company’s Registration Statement on Form S-4 dated November 5, 1999). (Registration File No. 333-85041).

10.4	Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.5	Equipment Supply Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.6	Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.7	Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002, between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

10.8	Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the Company’s Registration Statement on Form S-4 dated October 7, 1999). (Registration File No. 333-85041).

10.9	Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

10.10	Rail Car Lease Agreement, dated September 1, 2000, among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000). (Commission File No. 333-85041).

Exhibit Number	Exhibit Description

10.11	Pacer International, Inc. 1999 Stock Option Plan, including forms of stock option agreements (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). Registration File No. 333-53700).+

10.12	Amendment No. 1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.13	Amendment No. 2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.14	Amendment to the Pacer International, Inc. 1999 Stock Option Plan and the Stock Option Agreements Evidencing Outstanding Options Granted Thereunder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

10.15	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.16	Amendment to the Stock Option Agreements Evidencing Outstanding Options Granted Under the Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

10.17	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Employee (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006). (Commission File No. 0-49828).+

10.18	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Non-Employee Director (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006). (Commission File No. 0-49828).+

10.19	Equipment Use Agreement, dated May 28, 1999, between PAMC LLC and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). (Registration File No. 333-53700).

10.20	Amendment No. 1 to Domestic Incentive Agreement, dated January 1, 2001, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001). (Registration File No. 333-53700).

10.21	Rail Car Lease Agreement, dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.22	Rail Car Lease Agreement, dated January 2001, between LaSalle National Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

Exhibit Number	Exhibit Description

10.23	Rail Car Lease Agreement, dated February 14, 2001, between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.24#	License Agreement, dated as of September 30, 2007, by and between SAP America, Inc. and Pacer International, as amended by Amendment No. 1 thereto effective as of October 1, 2007.

10.25	Amended and Restated Employment Agreement, dated March 1, 2003, between Pacer Global Logistics, Inc. and Jeffrey R. Brashares. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002). (Commission File No. 333-85041).+

10.26	Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 9, 2007). (Commission File No. 0-49828).+

10.27	Form of Restricted Stock Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 6, 2007). (Commission File No. 0-49828).+

10.28	Pacer International, Inc. 2008 Performance Bonus Plan.+

10.29	Employment Agreement, dated December 1, 1998, between Pacer International, Inc. and Lawrence C. Yarberry, (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2000). (Commission File No. 333-85041).+

10.30	Employment Agreement, dated August 22, 2001, between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2001). (Commission File No. 333-85041).+

10.31	Master Lease Agreement, dated April 16, 2003, between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003). (Commission File No. 0-49828).

10.32	Master Equipment Lease Agreement, dated December 1, 2003, between Fleet Capital Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003). (Commission File No. 0-49828).

10.33	Employment Agreement, dated October 1, 2003, between Pacer International, Inc. and Michael Uremovich. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003). (Commission File No. 0-49828).+

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

Exhibit Number	Exhibit Description

10.34	Amendment dated June 30, 2004 to Master Lease Agreement, dated April 16, 2003, between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).

10.35	Amended and Restated Employment Agreement, dated October 26, 2004, between Pacer International, Inc. and Brian C. Kane (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).+

10.36	Employment Agreement, dated May 1, 2007, between Pacer International, Inc. and James Ward (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 6, 2007). (Commission File No. 0-49828).+

10.37	Amendment dated February 19, 2007 to Employment Agreement, dated August 22, 2001 between Pacer International, Inc. and Michael F. Killea (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2006). (Commission File No. 0-49828).+

10.38	Separation and Release Agreement, dated June 18, 2007, between Pacer International, Inc. and Alex Munn.+

10.39	Form of Stock Option Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan.+

10.40	Separation Agreement, dated November 7, 2007, between Pacer International, Inc. and C. Thomas Shurstad.+

10.41	Form of Supplemental Severance Benefit Letter dated February 14, 2008 from the Company to Michael E. Uremovich, Lawrence E. Yarberry, Michael F. Killea and Jeffrey R. Brashares.+

10.42	Employment Agreement, dated December 14, 2007, between Pacer International, Inc. and Dan M. Beers.+

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003). (Commission File No. 0-49828).

21	Subsidiaries of the Pacer International, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Michael E. Uremovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence C. Yarberry pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Michael E. Uremovich and Lawrence C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

PACER INTERNATIONAL, INC.

Date: February 19, 2008	By:	/s/ Lawrence C. Yarberry
Lawrence C. Yarberry Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 19, 2008	By:	/s/ Michael E. Uremovich
Michael E. Uremovich Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 19, 2008	By:	/s/ Marc L. Jensen
Marc L. Jensen Vice President and Controller (Principal Accounting Officer)

Date: February 19, 2008	By:	/s/ Donald C. Orris
Donald C. Orris Director

Date: February 19, 2008	By:	/s/ Robert F. Starzel
Robert F. Starzel Director

Date: February 19, 2008	By:	/s/ Andrew C. Clarke
Andrew C. Clarke Director

Date: February 19, 2008	By:	/s/ Robert S. Rennard
Robert S. Rennard Director

Date: February 19, 2008	By:	/s/ P. Michael Giftos
P. Michael Giftos Director

Date: February 19, 2008	By:	/s/ J. Douglass Coates
J. Douglass Coates Director

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Pacer International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA
February 18, 2008

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2007	December 29, 2006
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$6.7	$-
Accounts receivable, net of allowances of $4.6 million and $5.3 million, respectively	205.3	210.4
Prepaid expenses and other	15.1	15.5
Deferred income taxes	4.3	2.4

Total current assets	231.4	228.3

Property and equipment
Property and equipment at cost	110.6	97.6
Accumulated depreciation	(69.2)	(64.8)

Property and equipment, net	41.4	32.8

Other assets
Goodwill	288.3	288.3
Deferred income taxes	-	1.5
Other assets	13.0	14.4

Total other assets	301.3	304.2

Total assets	$574.1	$565.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$-	$-
Book overdraft	12.8	3.1
Accounts payable and other accrued liabilities	184.1	160.9

Total current liabilities	196.9	164.0

Long-term liabilities
Long-term debt and capital leases	64.0	59.0
Deferred income taxes	8.4	-
Other	2.1	5.2

Total long-term liabilities	74.5	64.2

Total liabilities	271.4	228.2

Commitments and contingencies (Notes 7, 9 & 11)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 34,626,794 and 37,145,047 issued and outstanding	0.4	0.4
Additional paid-in capital	294.5	289.1
Retained earnings	7.9	47.7
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	302.7	337.1

Total liabilities and stockholders’ equity	$574.1	$565.3

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 30, 2005
	(in millions, except share and per share data)
Revenues	$1,969.4	$1,887.8	$1,860.1

Operating expenses:
Cost of purchased transportation and services	1,537.7	1,446.4	1,428.6
Direct operating expenses (excluding depreciation)	130.5	123.1	115.4
Selling, general and administrative expenses	200.5	193.0	204.8
Write-off of computer software (Note 9)	-	-	11.3
Depreciation and amortization	6.2	7.0	6.9

Total operating expenses	1,874.9	1,769.5	1,767.0

Income from operations	94.5	118.3	93.1

Interest expense	(5.5)	(7.1)	(8.7)
Interest income	1.8	0.5	0.5
Loss on extinguishment of debt (Note 2)	(1.8)	-	-

Income before income taxes	89.0	111.7	84.9

Income taxes	34.7	43.4	34.0

Net income	$54.3	$68.3	$50.9

Earnings per share (Note 13):

Basic:
Earnings per share	$1.53	$1.83	$1.36

Weighted average shares outstanding	35,587,755	37,354,785	37,381,647

Diluted:
Earnings per share	$1.51	$1.80	$1.34

Weighted average shares outstanding	35,911,246	38,020,862	38,042,454

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Unearned Compen- sation	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 31, 2004	-	$-	37,286,638	$0.4	$275.4	$(0.1)	$(11.0)	$(0.2)	$264.5

Net income	-	-	-	-	-	-	50.9	-	50.9
Other comprehensive loss	-	-	-	-	-	-	-	-	-

Total comprehensive income	-	-	-	-	-	-	50.9	-	50.9
Common stock dividends; $0.30 per share	-	-	-	-	-	-	(11.2)	-	(11.2)
Amortization – unearned compensation	-	-	-	-	-	0.1	-	-	0.1
Tax benefit from exercise of options	-	-	-	-	0.6	-	-	-	0.6
Issuance of common stock for exercise of options	-	-	177,110	-	1.8	-	-	-	1.8

Balance December 30, 2005	-	$-	37,463,748	$0.4	$277.8	$-	$28.7	$(0.2)	$306.7

Net income	-	-	-	-	-	-	68.3	-	68.3
Other comprehensive income	-	-	-	-	-	-	-	0.1	0.1

Total comprehensive income	-	-	-	-	-	-	68.3	0.1	68.4
Common stock dividends; $0.60 per share	-	-	-	-	-	-	(22.5)	-	(22.5)
Stock based compensation	-	-	-	-	1.5	-	-	-	1.5
Tax benefit from exercise of options	-	-	-	-	5.4	-	-	-	5.4
Repurchase and retirement of Pacer common stock	-	-	(965,818)	-	-	-	(26.8)	-	(26.8)
Issuance of common stock for exercise of options	-	-	647,117	-	4.4	-	-	-	4.4

Balance December 29, 2006	-	$-	37,145,047	$0.4	$289.1	$-	$47.7	$(0.1)	$337.1

Net income	-	-	-	-	-	-	54.3	-	54.3
Other comprehensive income	-	-	-	-	-	-	-	-	-

Total comprehensive income	-	-	-	-	-	-	54.3	-	54.3
Common stock dividends; $0.60 per share	-	-	-	-	-	-	(21.2)	-	(21.2)
Stock based compensation	-	-	-	-	2.9	-	-	-	2.9
Tax benefit from stock based compensation	-	-	-	-	0.7	-	-	-	0.7
Cumulative effect of adoption of FIN 48 (Note 1)	-	-	-	-	-	-	(0.4)	-	(0.4)
Issuance of restricted stock	-	-	251,250	-	-	-	-	-	-
Repurchase and retirement of Pacer common stock	-	-	(2,938,635)	-	-	-	(72.5)	-	(72.5)
Issuance of common stock for exercise of options	-	-	169,132	-	1.8	-	-	-	1.8

Balance December 28, 2007	-	$-	34,626,794	$0.4	$294.5	$-	$7.9	$(0.1)	$302.7

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 30, 2005
	(in millions)
Cash flows from operating activities
Net income	$54.3	$68.3	$50.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.2	7.0	6.9
Gain on sale of property and equipment	(0.9)	(0.2)	(0.1)
Deferred taxes	8.0	9.2	2.5
Loss on extinguishment of debt	1.8	-	-
Stock based compensation expense	2.9	1.5	-
Excess tax benefit from exercise of stock options	(0.2)	(3.8)	-
Write-off of computer software	-	-	11.3
Change in operating assets and liabilities
Accounts receivable, net	5.1	8.9	12.8
Prepaid expenses and other	0.4	(4.7)	(0.6)
Accounts payable and other accrued liabilities	32.7	(20.4)	(2.1)
Other	(2.3)	0.9	0.7

Net cash provided by operating activities	108.0	66.7	82.3

Cash flows from investing activities
Capital expenditures	(14.0)	(3.7)	(5.3)
Proceeds from sales of property and equipment	0.9	0.2	0.3

Net cash used in investing activities	(13.1)	(3.5)	(5.0)

Cash flows from financing activities
Net borrowings under revolving line of credit agreement, net of debt issuance costs	63.2	-	-
Proceeds from exercise of stock options	1.8	4.4	1.8
Excess tax benefit from exercise of stock options	0.2	3.8	-
Dividends paid to shareholders	(21.6)	(22.5)	(5.6)
Repurchase and retirement of Pacer common stock	(72.5)	(26.8)	-
Debt and capital lease obligation repayment	(59.0)	(31.0)	(64.1)

Net cash used in financing activities	(87.9)	(72.1)	(67.9)

Effect of exchange rate changes on cash	(0.3)	(0.2)	(0.3)

Net increase (decrease) in cash and cash equivalents	6.7	(9.1)	9.1

Cash and cash equivalents at beginning of year	-	9.1	-

Cash and cash equivalents at end of year	$6.7	$-	$9.1

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Pacer International, Inc. (“Pacer” or the “Company”) is a leading non-asset based North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. The Company operates in two segments, the intermodal segment and the logistics segment (see Note 8 to the consolidated financial statements for segment information). The intermodal segment provides services principally to intermodal marketing companies, truck brokers, truckload carriers, transportation intermediaries and international shipping companies. The intermodal segment’s Stacktrain operations’ fiscal year ends on the last Friday in December and the intermodal segment’s local cartage and rail brokerage operations’ fiscal year ends on the last day in December. The logistics segment provides services principally to end-user customers and includes highway brokerage and truck services, warehousing and distribution, international freight forwarding and supply chain management services. Its fiscal year ends on the last day in December.

The Company has operated as an independent, stand-alone company since its recapitalization in May 1999. From 1984 until the recapitalization, the intermodal segment’s Stacktrain business was conducted by various entities owned directly or indirectly by APL Limited.

As of May 28, 1999, APL Land Transport Services, Inc. (“APLLTS”) was recapitalized through the purchase of shares of its common stock from APL Limited by affiliates of Apollo Management, L.P. and two other investors and its redemption of a portion of the remaining shares of common stock held by APL Limited. After the recapitalization, APLLTS formed a transitory subsidiary that was merged with and into Pacer Logistics, Inc., making Pacer Logistics a wholly-owned subsidiary of APLLTS. In connection with these transactions, APLLTS was renamed Pacer International, Inc. Pacer Logistics merged into the Company in May 2003.

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

Reclassifications

The Company has made a reclassification to the 2006 and 2005 Consolidated Statements of Cash Flows to conform to the 2007 presentation. The “book overdraft” line item has been reclassified from cash flows from financing activities to cash flows from operating activities in the amount of $3.1 million and $(18.6) million for the 2006 and 2005 years, respectively. All periods presented have been reclassified with no effect on the Company’s consolidated income from operations, net income, financial position or the change in cash and cash equivalents.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At December 28, 2007 and December 29, 2006, accounts receivable included unbilled amounts of $15.3 million and $19.4 million, respectively.

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

When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures, including those on leased assets, which extend an asset’s useful life or increase its utility are capitalized and amortized. Expenditures for maintenance and repairs are expensed as incurred.

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt. The balance of $0.8 million at December 28, 2007 relates to those costs, amortized over 5 years, associated with the revolving credit facility entered into in April 2007. The $2.0 million balance at December 29, 2006 related to the Company’s prior term loan and revolving credit facility and were being amortized using the effective interest method over the terms of the related debt which ranged from 5 to 7 years.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired. The Company evaluates the carrying value of goodwill and recoverability at least annually and otherwise should events or circumstances occur that bring into question the realizable

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value or impairment of goodwill. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The fair values of the reporting units are determined using an income approach based on the present value of estimated future cash flows and a market approach based on market price data of stocks of corporations engaged in similar businesses.

The Company has allocated goodwill to the reporting units as shown in the table below as of December 28, 2007 and December 29, 2006 (in millions):

	Logistics Segment	Intermodal Segment	Total
Balance at December 28, 2007	$119.3	$169.0	$288.3

Balance at December 29, 2006	$119.3	$169.0	$288.3

Revenue Recognition

The Company’s intermodal segment Stacktrain operation recognizes revenue and rail linehaul expenses on a percentage-of-completion basis and remaining expenses as incurred. The intermodal segment local cartage and rail brokerage operations recognize revenues when delivery requirements are met. Revenues from the logistics segment transportation activities, including highway brokerage, truck services and international freight forwarding, are recorded when delivery requirements are met. Logistics segment revenues from warehousing activities are recorded upon receipt at the warehouse and storage revenues are recorded as earned. Logistics segment supply chain management/consulting services net revenues are recorded as earned. Revenues are reported net of volume discounts provided to customers.

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

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2004	$(0.2)	$(0.2)

Activity during 2005 (net of $0.01 million tax)	-	-

Balance at December 30, 2005	$(0.2)	$(0.2)

Activity during 2006 (net of $0.02 million tax)	0.1	0.1

Balance at December 29, 2006	$(0.1)	$(0.1)

Activity during 2007 (net of $- million tax)	-	-

Balance at December 28, 2007	$(0.1)	$(0.1)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

Common Stock Repurchases

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock, and, on April 3, 2007, the Company announced that its Board of Directors had authorized the purchase of an additional $100 million of its common stock. Both authorizations expire on June 15, 2008. The Company repurchased a total of 965,818 shares at an average price of $27.72 per share for the year 2006 and repurchased a total of 2,938,635 shares at an average price of $24.64 per share for the year 2007. At December 28, 2007, $60.7 million remains available for the purchase of common stock under the current Board authorizations; the Company intends to make further share repurchases from time to time as market conditions warrant.

Stock-Based Compensation

Effective December 31, 2005, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” or SFAS No. 123(R), which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 31, 2005 have not been restated. The Company recognized stock-based compensation for awards issued under the Company’s long-term incentive plans in the Selling, General and Administrative line item of the Consolidated Statement of Operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of SFAS No. 123(R), and no cumulative adjustments were recorded in the Company’s financial statements.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SFAS No. 123(R) requires disclosure of pro-forma information for periods prior to the adoption. The pro-forma disclosures are based on the fair value of awards at the grant date, amortized to expense over the service period. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the period prior to the adoption of SFAS No. 123(R), and the actual effect on net income and earnings per share for the period after the adoption of SFAS No. 123(R) (in millions).

Fiscal Year Ended December 30, 2005
Net income, as reported	$50.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.2)

Net income, pro forma	$49.7

Earnings per share:
Basic, as reported	$1.36

Basic, pro forma	$1.33

Diluted, as reported	$1.34

Diluted, pro forma	$1.31

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

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Black-Scholes option-pricing model assumptions:

Weighted average risk-free interest rate	4.1%	4.8%	4.2%
Weighted average volatility	33%	32%	33%
Weighted average dividend yield	3.0%	2.0%	2.2%
Weighted average expected option term	5.0 years	5.9 years	6.1 years
Weighted average fair value of options granted	$5.26	$9.53	$8.92

The Company also granted 282,000 shares of restricted stock to certain employees during 2007 (including a 2006 grant of 195,000 shares which was subject to approval by shareholders of the 2006 Plan which occurred in May 2007) with a weighted average market price at date of grant of $25.93. No shares were granted in 2005.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Share

The computation of earnings per share-basic is based on net income available to common shareholders and the weighted-average number of outstanding common shares. The computation of earnings per share-diluted is based on net income available to common shareholders and the weighted-average number of outstanding common shares including the effect of dilutive stock based compensation awards.

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

During 2007, the Company had one customer representing 10.4% of total revenues. During 2006, the Company had one customer representing 10.3% of total revenues. The Company had no customers in 2005 accounting for 10% or more of revenues.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) will be effective for the Company on December 26, 2008 (the first day of the Company’s 2009 fiscal year). Based on acquisitions to date, the Company does not expect that the implementation of SFAS No. 141 (revised 2007) will have a material impact on its results of operations or financial condition.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 will be effective for the Company on December 26, 2008 (the first day of the Company’s 2009 fiscal year). The Company does not expect that the implementation of SFAS No. 160 will have a material impact on its results of operations or financial condition.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. The Company does not expect the adoption of EITF 06-11 to have a material impact on its results of operations or financial condition.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” This Statement permits the Company to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. SFAS No. 159 was effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year). The Company is currently assessing the impact that the implementation of SFAS No. 159 will have on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year) with the exception of application to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which the standard will be applicable on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The Company is currently assessing the impact that the implementation of SFAS No. 157 will have on its results of operations and financial condition.

In September 2006, the FASB issued Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP should be applied retrospectively for all financial statements presented, unless it is impracticable to do so. The Company adopted this FSP on December 30, 2006 (the first day of its 2007 fiscal year) and determined that the effect on prior year balances was immaterial and therefore did not apply retroactively. The Company will account for its maintenance activities going forward using the deferral method.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective for the Company as of December 30, 2006. As a result of this implementation, the Company recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had a liability of approximately $3.9 million of total reserves relating to uncertain tax positions and a total of $4.1 million at December 28, 2007, including accrued interest. See Note 4.

NOTE 2. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases are summarized as follows (in millions):

	December 28, 2007	December 29, 2006
2007 Credit Agreement (5.7%; due April 5, 2012)	$64.0	$-
Term loan	-	59.0
Less current portion	-	-
Long-term portion	$64.0	$59.0

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

At December 28, 2007, the Company had $168.0 million available under the 2007 Credit Agreement, net of $64.0 million outstanding and $18.0 million of outstanding letters of credit. At December 28, 2007, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 5.7% per annum. The Company borrowed a net $5.0 million in 2007 in addition to the refinancing, repaid $31.0 million in 2006 and $64.1 million in 2005. Operating cash flows funded the repayment of the debt.

Contractual maturities of long-term debt during each of the five years subsequent to 2007 and thereafter are as follows (in millions):

2008	$-
2009	-
2010	-
2011	-
2012	64.0
Thereafter	-

Total	$64.0

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. Through December 28, 2007, a total of $6.0 million has been expensed for the severance of 134 employees and the closure of four facilities. Set forth below are separate discussions of the exit activities and ongoing employment reduction initiatives:

The Company closed four logistics segment facilities, terminated employees at these facilities, and absorbed the work at these facilities at other existing facilities. Costs associated with these exit activities in

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the logistics segment include employee severance costs and lease termination costs. A total of $0.5 million of employee severance costs were expensed during 2007, $0.4 million of which has been paid for the severance of 32 employees. Lease termination costs of $0.2 million have been expensed and paid during the 2007 period for the termination of leases at the four facilities.

The Company also engaged in a series of initiatives, not in connection with an exit or other disposal activity, which further reduced employment. These initiatives were undertaken in a number of business units and at corporate. Post-employment severance costs of the personnel laid-off aggregating $5.3 million were expensed in 2007, of which $1.4 million was incurred by the logistics segment, $1.8 million by the intermodal segment and $2.1 million by the corporate office. Through December 28, 2007, $3.1 million has been paid for the severance of 102 employees. At December 28, 2007, a balance of $2.3 million remains for payments in 2008.

All of these costs are included in the Selling, General and Administrative line item of the Consolidated Statement of Operations for 2007.

NOTE 4. INCOME TAXES

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

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 30, 2005
Current:
Federal	$23.6	$29.7	$26.8
State	3.1	4.4	4.1

Total current	26.7	34.1	30.9
Deferred:
Federal	7.2	7.9	2.5
State	0.8	1.4	0.6

Total deferred	8.0	9.3	3.1

Total provision	$34.7	$43.4	$34.0

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 30, 2005
U.S. federal statutory rate	35.0%	35.0%	35.0%

Increases in rate resulting from:
State tax, net of federal benefit	3.4%	3.5%	3.5%

Revisions to prior years’ estimated liability including tax audit adjustments	-%	-%	1.2%

Other permanent book/tax differences	0.6%	0.3%	0.3%

Net effective tax rate	39.0%	38.8%	40.0%

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For 2005, the revisions to prior years’ estimated liability included an adjustment of the effective state tax rate.

All federal income tax returns of Pacer International, Inc. are closed through 2002 and filed through 2006.

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 28, 2007 and December 29, 2006 (in millions):

	December 28, 2007	December 29, 2006
Tax loss carry-forwards	$0.6	$0.2
Property and equipment	(9.6)	(9.0)
Allowance for doubtful accounts	1.8	2.0
Accrued liabilities	(3.8)	(5.0)
Tax basis in excess of book – recapitalization	3.7	12.7
Other	3.2	3.0

Total net deferred tax asset	$(4.1)	$3.9

Current deferred tax asset	$7.6	$6.4
Non-current deferred tax asset	5.8	15.3
Current deferred tax liability	(3.3)	(4.0)
Non-current deferred tax liability	(14.2)	(13.8)

Total net deferred tax asset	$(4.1)	$3.9

In connection with the recapitalization, the Company recorded a deferred tax asset of approximately $81.2 million at May 28, 1999 related to future tax deductions for the net excess of the tax basis of the assets and liabilities over the financial statement carrying amounts with a corresponding credit to Stockholders’ Equity.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective for the Company as of December 30, 2006. As a result of this implementation, the Company recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had a liability of approximately $3.9 million of total reserves relating to uncertain tax positions and a total of $4.1 million at December 28, 2007 including accrued interest. There was no increase or decrease in uncertain tax positions during the last three fiscal years.

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $4.1 million.

The Company recognized $0.2 million, $0.1 million and $0.5 million of accrued interest and no penalties related to unrecognized tax benefits in its income tax expense for the years ending December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

During the next twelve months, the Company expects to reduce its unrecognized tax benefits by approximately $3.5 million as a result of certain expiration of federal statutes of limitations.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5. 401(K) PLAN AND LONG-TERM INCENTIVE PLANS

Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2007, 2006 and 2005 were $1.6 million, $1.7 million and $1.7 million, respectively.

On May 3, 2007, the shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which had been adopted by the Board of Directors in August 2006 subject to shareholder approval. The 2006 Plan expands the range of equity-based incentive awards that may be issued to attract, retain, incentivize, and reward directors, officers, employees and consultants. The 2006 Plan gives the Company the ability to provide incentives through issuance of stock options, stock appreciation rights, restricted stock or restricted stock units, performance or performance unit awards and other stock-based awards.

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

Subject to any required action by the Company’s shareholders, the number of shares reserved for issuance under the 2006 Plan, the maximum award limitations set forth in the 2006 Plan, the number of shares underlying an outstanding award, as well as the price per share (or exercise, base or purchase price) of the underlying shares, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). Subject to any required action by the Company’s shareholders, the 2006 Plan administrator (presently the Compensation Committee of the Board of Directors), in its sole discretion, may make similar adjustments to reflect a change in the capitalization of the Company, including a recapitalization, repurchase, rights offering, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders or other similar corporate transaction or event.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the stock option transactions under the 1999 Plan, the 2002 Plan and the 2006 Plan as of December 28, 2007.

	Options	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
			($ millions)
Balance at December 31, 2004	1,977,073	$10.64

Options exercisable, end of year	739,248	$7.51

Granted	124,500	$23.05
Canceled or expired	(118,733)	$16.14
Exercised	(177,110)	$10.14

Balance at December 30, 2005	1,805,730	$11.18

Options exercisable, end of year	681,305	$8.27

Granted	178,000	$29.83
Canceled or expired	(119,366)	$22.36
Exercised	(647,117)	$6.76

Balance at December 29, 2006	1,217,247	$15.16

Granted	12,000	$19.99
Canceled or expired	(180,500)	$19.04
Exercised	(169,132)	$10.78

Balance at December 28, 2007	879,615	$15.28	$-

Options exercisable, end of year	525,715	$13.23	$0.8
Options available for future grant	2,236,750

The following table summarizes information about stock options outstanding at December 28, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Common Stock
$ 5.00	98,215	1.4	$5.00	98,215	$5.00
$ 10.00	80,900	2.5	$10.00	68,900	$10.00
$ 12.50	286,300	3.0	$12.50	150,800	$12.50
$ 13.74	41,000	3.9	$13.74	33,000	$13.74
$ 15.00	26,800	4.3	$15.00	19,600	$15.00
$ 15.78	46,000	5.4	$15.78	36,000	$15.78
$15.80 - $19.66	151,500	6.4	$19.03	78,300	$19.28
$19.67 - $25.88	73,900	7.7	$23.47	25,900	$23.71
$25.89 - $35.17	75,000	8.4	$30.00	15,000	$30.00

Total	879,615	4.3	$15.28	525,715	$13.23

The compensation cost that has been charged against income for the share-based compensation plans was $2.9 million and $1.5 million for 2007 and 2006, respectively. The excess tax benefit realized for the tax deductions from the share-based compensation plans totaled $1.2 million, $5.4 million and $0.6 million for 2007, 2006 and 2005, respectively. The tax benefit for stock compensation expense included in

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the provision for income taxes totaled $1.2 million and $0.6 million for 2007 and 2006, respectively. The total intrinsic value of options exercised was $1.9 million, $14.3 million and $2.2 million for 2007, 2006 and 2005, respectively. As of December 28, 2007, there was $1.0 million of total unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 1.9 years.

The Company has also issued time-based restricted stock under the 2006 Plan to certain employees with an initial grant in 2006 subject to shareholder approval of the 2006 Plan which occurred in May 2007. For reporting purposes, the initial grant is deemed to have occurred in 2007 upon shareholder approval of the 2006 Plan. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock awards vest in 25% increments, on June 1 of each year over a four year period. Restricted stock is not considered issued and outstanding until it vests. A summary of restricted stock activity for the year ended December 28, 2007 is presented below:

	Shares	Weighted Avg. Grant-Date Fair Value
Nonvested at December 30, 2006	-	$-
Granted	282,000	$25.93
Vested	48,750	$27.64
Forfeited	30,750	$27.64

Nonvested at December 28, 2007	202,500	$25.25

The total fair value of restricted shares vested during 2007 was $1.3 million, based on the market price at the grant date. As of December 28, 2007, there was $3.6 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

NOTE 6. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions recorded in the consolidated statements of operations (in millions).

Related Party	Type	Fiscal Year Ended December 28, 2007	Fiscal Year Ended December 29, 2006	Fiscal Year Ended December 30, 2005
Cost of purchased transportation and services:
Panther Expedited	Truck transportation	$4.5	$0.7	$-

Selling, general and administrative expenses:
A&G Investments	Facility lease	$-	$-	$0.6

Perimeter West	Facility lease	-	1.8	1.6

Total related party SG&A expenses		$-	$1.8	$2.2

Total related party expenses		$4.5	$2.5	$2.2

The Company engages, in the ordinary course of its business, Panther Expedited Services, Inc. as a transportation broker to provide transportation services from time to time. Andrew C. Clarke, a member of the Company’s Board of Directors, is President of Panther Expedited Services, Inc. The Company paid Panther Expedited Services, Inc. $4.5 million and $0.7 million in 2007 and 2006, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company leases a facility consisting of office, warehousing and trucking space from A&G Investments, a California general partnership, of which Messrs. Goldfein and Steiner are the only partners. Mr. Goldfein is a former Director and Executive Vice President of the Company and was a stockholder until January 2005. Mr. Steiner was a stockholder until February 2005 and a former Executive Vice President of the Company. Lease payments were $0.6 million for the year ended December 30, 2005.

In connection with the acquisition of Rail Van, the Company assumed a lease of a building that had been entered into by Rail Van with Perimeter West LLC, an entity associated with Mr. Brashares, an executive officer of the Company, and certain former shareholders of Rail Van. This lease commenced in April 2001, with an initial annual base rental payment of approximately $1.3 million. Lease payments were $1.8 million and $1.6 million for the years ended December 29, 2006 and December 30, 2005, respectively. In November 2006, Perimeter West LLC sold the land and building to an unaffiliated entity.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At December 28, 2007, the Company had a commitment to acquire 3,000 53-ft. containers and 1,400 53-ft. chassis through operating leases. Delivery will take place during 2008.

NOTE 8. SEGMENT INFORMATION

The Company changed the components and the names of its two reportable operating segments in 2006. All periods presented have been reclassified, with no effect on the Company’s consolidated income from operations, net income or financial position. During 2006, the rail brokerage unit was transferred to the intermodal segment (previously called the wholesale segment) and is now be managed and reported along with Stacktrain and cartage operations. The intermodal segment provides intermodal rail transportation, intermodal marketing and local trucking services. The retail segment has been renamed the logistics segment and provides highway brokerage, truck services, warehousing and distribution, international freight forwarding and supply chain management services.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents revenues generated by country or geographical area for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 (in millions).

	Fiscal Year Ended
	Dec. 28, 2007	Dec. 29, 2006	Dec. 30, 2005
United States	$1,730.7	$1,674.2	$1,661.1

Foreign revenues

Mexico	68.2	58.3	46.8
Europe	44.0	31.6	30.0
Russia/China	31.7	33.6	39.9
Far East	26.8	19.3	21.5
Canada	18.8	19.2	18.0
Australia/New Zealand	7.9	7.8	9.5
Mideast	7.8	7.4	3.6
South America	6.7	4.5	4.4
Africa	2.3	1.7	2.6
All other	24.5	30.2	22.7

Total foreign revenues	$238.7	$213.6	$199.0

Total	$1,969.4	$1,887.8	$1,860.1

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal segment Stacktrain operation. All material assets are located in the United States of America.

The following table presents reportable segment information for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 (in millions):

	Intermodal	Logistics	Corp./Other	Consolidated
Fiscal year ended December 28, 2007
Revenues	$1,567.9	$402.1	$-	$1,970.0
Intersegment elimination	(0.1)	(0.5)	-	(0.6)

Subtotal	1,567.8	401.6	-	1,969.4
Income from operations 1/	112.0	4.1	(21.6)	94.5
Depreciation and amortization	5.3	0.8	0.1	6.2
Capital expenditures 2/	11.6	2.1	0.3	14.0

Fiscal year ended December 29, 2006
Revenues	$1,491.7	$397.0	$-	$1,888.7
Intersegment elimination	(0.2)	(0.7)	-	(0.9)

Subtotal	1,491.5	396.3	-	1,887.8
Income from operations	132.6	1.6	(15.9)	118.3
Depreciation and amortization	5.8	1.1	0.1	7.0
Capital expenditures	2.2	1.5	-	3.7

Fiscal year ended December 30, 2005
Revenues	$1,402.6	$458.1	$-	$1,860.7
Intersegment elimination	(0.2)	(0.4)	-	(0.6)

Subtotal	1,402.4	457.7	-	1,860.1
Income from operations 3/	109.5	5.4	(21.8)	93.1
Depreciation and amortization	5.5	1.3	0.1	6.9
Capital expenditures	3.9	1.4	-	5.3

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and as such they are not disclosed here.

1/ Intermodal segment, Logistics segment, corporate and consolidated income from operations for the year ended December 28, 2007 included $1.8 million, $2.1 million, $2.1 million and $6.0 million, respectively, of costs associated with facility closings and other severance activities.

2/ Included in the capital expenditures for 2007 is $10.6 million related to a software license agreement with SAP America, Inc. under which an enterprise suite of applications was licensed ($9.6 million intermodal segment, $0.7 million logistics segment and $0.3 million corporate). See Note 9. All other capital expenditure amounts relate to normal computer replacement items.

3/ Intermodal segment and consolidated income from operations for the fiscal year ended December 30, 2005 includes $11.3 million for the write-off of previously capitalized computer software development costs. See Note 9.

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 28, 2007 and December 29, 2006 (in millions):

	2007	2006
Railcars	$26.0	$26.0
Containers and chassis	24.4	25.9
Leasehold improvements and other (including computer hardware and software)	48.8	45.7
Software under development	11.4	-

Total	110.6	97.6
Less: accumulated depreciation	(69.2)	(64.8)

Property and equipment, net	$41.4	$32.8

Depreciation and amortization of property and equipment was $6.2 million, $7.0 million and $6.9 million for the years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively. The Company retired $1.7 million, $0.7 million and $0.2 million of accumulated depreciation associated with the sale of containers and chassis in 2007, 2006 and 2005, respectively. Equipment under capital lease is included above with a cost of $1.1 million and $1.1 million and accumulated amortization of $1.0 million and $1.0 million at December 28, 2007 and December 29, 2006, respectively.

During 2007, the Company had cash capital expenditures of $14.0 million. On September 30, 2007, the Company entered into a software license agreement with SAP America, Inc. (“SAP”) under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. Under the agreement, the Company was granted a perpetual license for the suite of SAP software. Cash capital expenditures for the SAP software and installation totaled $10.6 million for 2007, with an additional $0.8 million accrued in work-in-progress. Elements of the new system are expected to be implemented over the next 9 to 28 months. The Company will continue to avail itself of the services and support under its existing long-term technology services agreement with APL Limited, until such time as the SAP project is complete. The remaining $3.4 million of capital expenditures in 2007 was for normal computer replacement items. The Company received $0.9 million from the sale of containers and other equipment and retired $1.7 million of property during the year.

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

NOTE 10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities at December 28, 2007 and December 29, 2006 were as follows (in millions):

	2007	2006
Accounts payable	$67.3	$60.6
Accrued rail liability	52.2	49.9
Accrued volume rebates payable	13.3	12.5
Accrued freight payable	6.4	6.9
Accrued equipment maintenance and lease	6.5	6.4
Accrued compensation and benefits	9.0	5.9
Accrued dividends payable	5.2	5.6
Uncertain tax positions	3.5	-
Severance and facility exit liability	2.3	-
Accrued litigation liability	3.3	0.8
Accrued administrative costs	0.6	0.3
Accrued interest payable	0.5	0.2
Accrued income taxes payable	0.3	-
Other accrued liabilities	13.7	11.8

Total accounts payable and other accrued liabilities	$184.1	$160.9

The change in compensation and benefits is due to a $3.0 million performance bonus and discretionary incentive and retention accrual in 2007 compared to no such accrual in 2006.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. LEASES

The Company leases doublestack railcars, containers, chassis, tractors, data processing equipment and real and other property. Future minimum lease payments under noncancelable leases at December 28, 2007 for the five years subsequent to 2007 and thereafter are summarized as follows (in millions):

Operating Leases
2008	$82.4
2009	75.2
2010	66.9
2011	54.5
2012	42.6
Thereafter	77.7

Total minimum payments	$399.3

Rental expense was $109.5 million, $103.6 million and $100.5 million for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

During 2007, the Company received 1,658 primarily 53-ft. leased containers and 1,072 53-ft., 48-ft. and 40-ft. leased chassis, and returned 2,191 primarily 48-ft. leased containers, 1,596 primarily 48-ft. and 40-ft. leased chassis, and sold 618 48-ft. owned chassis in an effort to more closely align our container and chassis fleets. During 2007, four railcars were destroyed.

During 2006, the Company received 2,360 53-ft. leased containers and 4,552 53-ft. and 40-ft. leased chassis, and returned 2,033 primarily 48-ft. leased containers and 1,684 primarily 48-ft. and 40-ft. leased chassis. During 2006, four railcars were destroyed.

The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in revenues. Rental income was $66.2 million, $69.5 million and $70.7 million for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in millions):

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Cash payments:

Interest	$4.7	$6.7	$7.7

Income taxes	$24.1	$37.4	$24.6

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Numerator:
Net income – basic	$54.3	$68.3	$50.9

Numerator for earnings per share-diluted	$54.3	$68.3	$50.9

Denominator:
Denominator for earnings per share-basic - Common shares outstanding	35,587,755	37,354,785	37,381,647

Effect of dilutive securities:
Stock options/Restricted stock	323,491	666,077	660,807

Denominator for earnings per share-diluted	35,911,246	38,020,862	38,042,454

Earnings per share-basic	$1.53	$1.83	$1.36

Earnings per share-diluted	$1.51	$1.80	$1.34

Anti-dilutive shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted net income per share. For the years ended December 28, 2007, December 29, 2006 and December 30, 2005, the weighted average shares outstanding that were anti-dilutive were 353,618 shares, 171,994 shares and 23,413 shares, respectively.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2007 and 2006 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Fiscal year ended December 28, 2007

Revenues	$465.1	$474.9	$489.3	$540.2
Gross profit 1/	66.4	70.4	73.4	88.8
Income from operations	14.4	21.5	23.3	35.2
Net income	7.8	12.5	13.4	20.6
Basic earnings per share	$0.21	$0.34	$0.39	$0.59
Diluted earnings per share	$0.21	$0.34	$0.38	$0.59

Fiscal year ended December 29, 2006

Revenues	$469.4	$458.2	$458.2	$502.0
Gross profit 1/	74.4	73.8	84.7	83.1
Income from operations	24.4	25.2	31.6	37.1
Net income	13.9	14.5	18.3	21.5
Basic earnings per share	$0.37	$0.39	$0.49	$0.58
Diluted earnings per share	$0.36	$0.38	$0.48	$0.57

1/ Gross profit is calculated as revenues less cost of purchased transportation and services and less direct operating expenses including depreciation.

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other (2)	Balances at End of Fiscal Period

December 28, 2007
Allowance for doubtful accounts	$(5.3)	$(1.9)	$2.6	$-	$(4.6)

December 29, 2006
Allowance for doubtful accounts	$(6.4)	$(2.0)	$3.4	$(0.3)	$(5.3)

December 30, 2005
Allowance for doubtful accounts	$(3.9)	$(3.9)	$1.4	$-	$(6.4)

(1)	Represents write-off of amounts.

(2)	Represents recovery of amounts.

S-1

EXHIBIT INDEX

Exhibit	Document Description

10.24#	License Agreement, dated as of September 30, 2007, by and between SAP America, Inc. and Pacer International, as amended by Amendment No. 1 thereto effective as of October 1, 2007.

10.28	Pacer International, Inc. 2008 Performance Bonus Plan.

10.38	Separation and Release Agreement, dated June 18, 2007, between Pacer International, Inc. and Alex Munn.

10.39	Form of Stock Option Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan.

10.40	Separation Agreement, dated November 7, 2007, between Pacer International, Inc. and C. Thomas Shurstad.

10.41	Form of Supplemental Severance Benefit Letter dated February 14, 2008 from the Company to Michael E. Uremovich, Lawrence E. Yarberry, Michael F. Killea and Jeffrey R. Brashares.

10.42	Employment Agreement, dated December 14, 2007, between Pacer International, Inc. and Dan M. Beers.

21	Subsidiaries of Pacer International, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Michael E. Uremovich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence C. Yarberry pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Michael E. Uremovich and Lawrence C. Yarberry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.