Form 10-Q
period 2008-04-04
PACER INTERNATIONAL INC
filed 2008-05-07
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2008

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Small reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common stock, $.01 par value per share	34,688,194 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED APRIL 4, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 4, 2008	December 28, 2007
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$9.2	$6.7
Accounts receivable, net of allowances of $5.7 million and $4.6 million, respectively	201.6	205.3
Prepaid expenses and other	14.6	15.1
Deferred income taxes	5.7	4.3

Total current assets	231.1	231.4

Property and equipment
Property and equipment at cost	114.6	110.6
Accumulated depreciation	(69.3)	(69.2)

Property and equipment, net	45.3	41.4

Other assets
Goodwill	288.3	288.3
Other assets	14.7	13.0

Total other assets	303.0	301.3

Total assets	$579.4	$574.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$—	$—
Book overdraft	6.8	12.8
Accounts payable and other accrued liabilities	193.7	184.1

Total current liabilities	200.5	196.9

Long-term liabilities
Long-term debt	54.0	64.0
Deferred income taxes	9.7	8.4
Other	2.0	2.1

Total long-term liabilities	65.7	74.5

Total liabilities	266.2	271.4

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,688,194 and 34,626,794 issued and outstanding at April 4, 2008 and December 28, 2007, respectively	0.4	0.4
Additional paid-in-capital	295.9	294.5
Retained earnings	17.0	7.9
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	313.2	302.7

Total liabilities and stockholders’ equity	$579.4	$574.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 4, 2008	April 6, 2007
	(in millions, except share and per share data)
Revenues	$509.4	$465.1

Operating expenses:
Cost of purchased transportation and services	399.5	363.8
Direct operating expenses (excluding depreciation)	34.1	34.3
Selling, general and administrative expenses	49.7	50.9
Depreciation and amortization	1.5	1.7

Total operating expenses	484.8	450.7

Income from operations	24.6	14.4
Interest expense	(1.1)	(1.5)
Interest income	—	1.7
Loss on extinguishment of debt (Note 2)	—	(1.8)

Income before income taxes	23.5	12.8
Income taxes	9.2	5.0

Net income	$14.3	$7.8

Earnings per share (Note 7):
Basic:
Earnings per share	$0.41	$0.21

Weighted average shares outstanding	34,465,388	37,008,224

Diluted:
Earnings per share	$0.41	$0.21

Weighted average shares outstanding	34,609,516	37,438,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended April 4, 2008

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in millions, except share amounts)
Balance at December 28, 2007	34,626,794	$294.9	$7.9	$(0.1)	$302.7
Net income	—	—	14.3	—	14.3
Other comprehensive loss	—	—	—	—	—

Total comprehensive income	—	—	14.3	—	14.3
Common stock dividends, $0.15 per share	—	—	(5.2)	—	(5.2)
Stock based compensation	—	0.4	—	—	0.4
Tax benefit from stock based compensation	—	0.1	—	—	0.1
Issuance (forfeiture) of restricted stock	(7,000)	—	—	—	—
Issuance of common stock for exercise of options	68,400	0.9	—	—	0.9

Balance at April 4, 2008	34,688,194	$296.3	$17.0	$(0.1)	$313.2

Total comprehensive income for the three months ended April 6, 2007 was $7.8 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 4, 2008	April 6, 2007
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14.3	$7.8

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1.5	1.7
Gain on sale of property and equipment	(0.5)	—
Deferred taxes	(0.1)	(0.1)
Loss on extinguishment of debt	—	1.8
Stock based compensation expense	0.4	0.3
Excess tax benefit from exercise of stock options	—	(0.3)
Changes in operating assets and liabilities:
Accounts receivable, net	3.7	—
Prepaid expenses and other	0.5	(5.2)
Accounts payable and other accrued liabilities	1.9	17.5
Other	(1.6)	0.1

Net cash provided by operating activities	20.1	23.6

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3.6)	(0.9)
Proceeds from sales of property and equipment	0.5	—

Net cash used in investing activities	(3.1)	(0.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit agreement, net of debt issuance costs	(10.0)	58.2
Proceeds from exercise of stock options	0.9	0.5
Excess tax benefit from exercise of stock options	—	0.3
Dividends paid to shareholders	(5.2)	(5.6)
Repurchase and retirement of Pacer common stock	—	(9.8)
Debt and capital lease obligation repayment	—	(59.0)

Net cash used in financing activities	(14.3)	(15.4)

Effect of exchange rate changes on cash	(0.2)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	2.5	7.3
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6.7	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9.2	$7.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 4, 2008 and December 28, 2007 and for the three-month periods ended April 4, 2008 and April 6, 2007 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007 as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of April 4, 2008 and December 28, 2007 and for the three-month periods ended April 4, 2008 and April 6, 2007 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

The Company has made a reclassification to the 2007 Condensed Consolidated Statement of Cash Flows to conform to the 2008 presentation. The “book overdraft” line item has been reclassified from cash flows from financing activities to cash flows from operating activities in the amount of $(3.1) million for the three months ended April 6, 2007. The reclassification had no effect on the Company’s condensed consolidated income from operations, net income, financial position or the change in cash and cash equivalents.

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

Business and Industry Segments

Pacer is an asset-light based logistics provider that facilitates the movement of freight by trailer or container using various modes of transportation. The Company provides these services through two operating segments; the “intermodal” segment and the “logistics” segment. The intermodal segment provides, through its Stacktrain, rail brokerage and cartage units, intermodal transportation services to transportation intermediaries, beneficial cargo owners, and international shipping companies. The logistics segment provides highway brokerage, truck services, supply chain services, freight forwarding, and warehousing and distribution services to a wide variety of end user customers.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At April 4, 2008 and December 28, 2007, accounts receivable included unbilled amounts of $21.4 million and $15.3 million, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 28, 2007	$(0.1)
Activity during 2008 (net of tax)	—

Balance at April 4, 2008	$(0.1)

Repurchases of Common Stock

No repurchases were made during the three-month period ended April 4, 2008 and 365,403 shares were repurchased at an average price of $27.00 per share during the three-month period ended April 6, 2007. The current Board authorization which allows the Company to repurchase in the aggregate $160.0 million of its common stock, of which $60.7 million is outstanding and due to expire on June 15, 2008, was extended to June 15, 2009 at the May 6, 2008 Board of Directors meeting. The Company may make further share repurchases from time to time as market conditions warrant.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 161, but due to the Company’s limited use of derivative instruments, it is not anticipated that the provisions of SFAS No. 161 will have a material impact on results of operations or financial condition.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) will be effective for the Company on December 26, 2008 (the first day of the Company’s 2009 fiscal year). Based on acquisitions to date, the Company does not expect that the implementation of SFAS No. 141 (revised 2007) will have a material impact on its results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. The financial asset portion of SFAS No. 157 was adopted by the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year) with no impact on results of operations and financial condition. The remaining portion of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis will be applicable on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The Company is currently assessing the impact that the implementation of this remaining portion of SFAS No. 157 will have on its results of operations and financial condition.

NOTE 2. LONG-TERM DEBT

At April 4, 2008, the Company had $174.7 million available under the 2007 Credit Agreement (see below), net of $54.0 million outstanding and $21.3 million of outstanding letters of credit. At April 4, 2008, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 5.3% per annum. The Company repaid a net $10.0 million during the three-month period ended April 4, 2008.

Long-term debt is summarized as follows (in millions):

April 4, 2008
2007 Credit Agreement (expires April 5, 2012)	$54.0

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. At April 4, 2008, the Company was in compliance with these covenants.

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. Through April 4, 2008, a total of $6.0 million has been expensed for the severance of 134 employees and the closure of four facilities. The table below shows activity for the three-months ended April 4, 2008 (in millions).

	Costs of Facility Closings			Costs of Other Severance			Total
	Accrued	Paid	Bal.	Accrued	Paid	Bal.	Accrued	Paid	Bal.
Bal. at 12/28/07	$0.7	$0.6	$0.1	$5.3	$3.1	$2.2	$6.0	$3.7	$2.3
Activity	—	0.1	0.1	—	0.7	0.7	—	0.8	0.8

Bal. at 4/4/08	$0.7	$0.7	$—	$5.3	$3.8	$1.5	$6.0	$4.5	$1.5

All of these expenses are included in the Selling, General and Administrative line item of the Consolidated Statement of Operations for 2007.

NOTE 4. LONG-TERM INCENTIVE PLANS

On May 3, 2007, the shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which had been adopted by the Board of Directors in August 2006 subject to shareholder approval. The 2006 Plan expanded the range of equity-based incentive awards that may be issued to attract, retain, incentivize, and reward directors, officers, employees and consultants. The 2006 Plan gives the Company the ability to provide incentives through issuance of stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards.

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At April 4, 2008, 2,243,750 shares under the 2006 Plan were available for issuance.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the three-month periods ended April 4, 2008 and April 6, 2007, respectively.

	Three Months Ended
	April 4, 2008	April 6, 2007
Common Stock Options
Granted	None	None
Exercised
@ $5.00 per share	—	21,132
@ $10.00 per share	6,000	12,500
@ $12.50 per share	34,000	2,900
@ $13.74 per share	10,000	3,000
@ $15.00 per share	18,400	—
@ $16.18 per share	—	1,200
@ $19.54 per share	—	8,000
@ $19.66 per share	—	1,400

Subtotal	68,400	50,132
Canceled or Expired
@ $12.50 per share	—	7,000
@ $15.78 per share	—	2,000
@ $21.51 per share	1,200	—
@ $25.75 per share	—	6,000
@ $25.87 per share	—	1,500
@ $28.05 per share	—	25,000
@ $29.40 per share	—	10,000

Subtotal	1,200	51,500
Restricted Stock
Granted	None	None
Vested	None	None
Canceled or Expired
@ $22.41 per share	7,000	—

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a class of owner-operators (the “Renteria” class action) not included in the Albillo class. Each of the claims in the Renteria case, which had been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. In June 2007, our motion for summary adjudication on the insurance issue was granted, so that the only remaining issue in the case is the workers compensation claim. In August 2007, we agreed to settle this last remaining claim on a “claims-made” basis under which the Company’s maximum exposure would not exceed our previously established $750,000 liability reserve. The settlement has received final court approval, which is subject to appeal until May 26, 2008. If no appeal is filed, the settlement will be finalized and all claims paid by the end of the second quarter. Based on information presently available, management does not expect the Renteria case to have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

At April 4, 2008, the Company had a commitment to acquire 1,869 53-ft. containers and 738 53-ft. chassis through operating leases. Delivery will take place during 2008.

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

The following table presents revenues generated by country or geographical area for the three-month periods ended April 4, 2008 and April 6, 2007 (in millions).

	Three Months Ended
	April 4, 2008	April 6, 2007
United States	$460.2	$415.1
Foreign Revenues
Europe	12.7	9.6
Russia/China	10.7	8.4
Far East	7.3	4.8
Canada	4.3	4.4
Australia/New Zealand	3.0	1.8
Mexico	2.6	12.1
Mideast	1.8	1.3
South America	1.8	1.2
Africa	0.4	0.3
All Other	4.6	6.1

Total Foreign Revenues	49.2	$50.0

Total Revenues	$509.4	$465.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation. The decline in revenues generated in Mexico was due to the cessation of our rail purchasing activities in Mexico (all of which are now conducted by our U.S. company through direct contracts with the Mexican rail carriers), beginning December 29, 2007 (the end of the 2007 fiscal year). Beginning December 30, 2007, our Mexican revenues consist of agency commissions generated by our new Mexican subsidiary.

For the three-month periods ended April 4, 2008 and April 6, 2007, the Company had one customer of the Intermodal segment that generated 11.6% and 11.1% of the Company’s total revenues, respectively. The next largest contributing customer generated 7.5% and 6.3% of total revenues for the three-month periods ended April 4, 2008 and April 6, 2007, respectively.

The following table presents reportable segment information for the three-month periods ended April 4, 2008 and April 6, 2007 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended April 4, 2008
Revenues	$406.6	$103.0	$—	$509.6
Inter-segment elimination	(0.1)	(0.1)	—	(0.2)

Subtotal	406.5	102.9	—	509.4
Income (loss) from operations	31.9	(0.8)	(6.5)	24.6
Depreciation	1.3	0.2	—	1.5
Capital expenditures 1/	2.8	0.7	0.1	3.6
3 Months ended April 6, 2007
Revenues	$373.5	$91.7	$—	$465.2
Inter-segment elimination	—	(0.1)	—	(0.1)

Subtotal	373.5	91.6	—	465.1
Income (loss) from operations	19.2	(0.1)	(4.7)	14.4
Depreciation	1.5	0.2	—	1.7
Capital expenditures	0.5	0.3	—	0.8

1/ Capital expenditures includes a total of $2.6 million for the first quarter of 2008 related to hardware, software and services acquired in connection with the implementation of an enterprise suite of applications licensed from SAP America, Inc. ($2.3 million intermodal segment, $0.2 million logistics segment and $0.1 million corporate).

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	April 4, 2008	April 6, 2007
Numerator:
Net income (basic and diluted)	$14.3	$7.8

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,465,388	37,008,224
Effect of dilutive securities:
Stock options/restricted stock	144,128	430,722

Denominator for earnings per share-diluted	34,609,516	37,438,946

Earnings per share-basic	$0.41	$0.21

Earnings per share-diluted	$0.41	$0.21

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended April 4, 2008 and April 6, 2007, 530,322 shares and 233,000 shares were anti-dilutive, respectively.

NOTE 8. INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of 2007. As a result of the implementation, the Company recognized a $0.4 million increase to the reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. The amount of unrecognized tax benefit, including interest and penalties, as of the beginning of 2007 was $3.9 million of total reserves relating to uncertain tax positions and a total of $4.1 million at April 4, 2008 including accrued interest.

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $2.7 million.

The Company recognized $27,500 and $31,000 of accrued interest and no penalties related to unrecognized tax benefits in its income tax expense for the three-month periods ended April 4, 2008 and April 6, 2007, respectively. The liability for the payment of interest and penalties did not materially change as of April 4, 2008.

In October 2008, the Company expects to reduce its unrecognized tax benefits by approximately $3.5 million as a result of expiration of certain federal statutes of limitations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our critical accounting policies, and the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007 (the “2007 Annual Report”) filed with the Securities and Exchange Commission on February 19, 2008.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report are discussed in Item 1A of the 2007 Annual Report and in this Quarterly Report on Form 10-Q and include:

•	general economic and business conditions;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•	the loss of one or more of our major customers;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•

difficulties in maintaining or enhancing our information technology systems including potential delays and cost overruns in the implementation of an enterprise suite of software applications that we purchased in the fourth quarter of 2007;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	the possibility of future goodwill impairment charges;

•	availability of qualified personnel;

•	changes in, or the failure to comply with, government regulations;

•	increases in interest rates, or sudden and dramatic changes in fuel costs;

•	increases in our leverage;

•	our ability to successfully identify and implement process improvements and cost savings opportunities to improve our operating results;

•	our ability to integrate acquired businesses; and

•	terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our 2007 Annual Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and other filings with the SEC.

Executive Summary

Our overall financial results improved over the 2007 first quarter with operating income of $24.6 million surpassing the first quarter of 2007 by $10.2 million, or 70.8%, and net income of $14.3 million increasing 83.3% over the prior year’s quarter. Our intermodal segment recorded $31.9 million in operating income on overall volume increases, particularly from our Stacktrain unit’s international line of business where volume increases were due to increased exports and a new customer, combined with growth from our own rail brokerage and cartage units and our PacerDirect product.

Our logistics segment increased revenues by $11.3 million in the 2008 quarter compared to the 2007 quarter due primarily to export increases at our international unit. The logistics segment, however, remains challenged with an operating loss for the 2008 quarter of $0.8 million compared to an operating loss of $0.1 million for the 2007 quarter. The decline is due primarily to excess capacity, declining prices and higher transportation and fuel costs affecting our trucking units. Our truck services unit also incurred increased claim costs during the 2008 period compared to the 2007 period. Partially offsetting this decline were legal settlements and reduced legal expense experienced in the 2008 period and lower labor and severance costs than the 2007 period resulting from our facility rationalization and severance program.

The facility rationalization and severance program, which began in the first quarter of 2007, has resulted in labor savings across the board in 2008 for the company with the average employment down by 60 from the 2007 quarter.

Based on our April operations, we see continued softening of intermodal volumes compared to last year as the economic downturn continues. Import volumes continue to be below prior year levels, and the increase in export volumes may be limited due to potential international shipping container shortages.

Our cash flows from operating activities remain strong at $20.1 million for the 2008 quarter compared to $23.6 million for the 2007 quarter.

On September 30, 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. During the 2008 quarter, we incurred $2.6 million of cash capital expenditures, with an additional $1.8 million accrued in work-in-progress, and expensed $0.9 million related to the software project.

On April 1, 2008, we commenced expanded service on the BNSF Railway which allowed our Stacktrain unit to begin full double stack service on their network. This intermodal service will provide customers a choice on either the BNSF Railway or Union Pacific networks to meet their needs in a particular market or lane, and also expands our overall geographic intermodal network.

We did not repurchase any shares of our common stock during the 2008 period. The current Board authorization which allows us to repurchase in the aggregate $160.0 million of our common stock, of which $60.7 million is outstanding and due to expire on June 15, 2008, was extended to June 15, 2009 at our May 6, 2008 Board of Directors meeting.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding each of these critical accounting policies, including the potential effect of specified deviations from management estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2007 Annual Report.

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers or have bills of lading specifying shipment details including the rates charged for our services. Our Stacktrain operations recognize revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Revenue is recorded for the portion of the transit that has been completed because reasonably dependable estimates of the transit status of loads are available in our computer systems. In addition, our Stacktrain operations offer volume discounts based on annual volume thresholds. We estimate our customers’ annual shipments throughout the year and record a reduction to revenue accordingly. Should our customers’ annual volume vary significantly from our estimates, a revision to revenue for volume discounts would be required. Our intermodal cartage and rail brokerage operations and our logistics segment recognize revenue after services have been completed.

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

Goodwill. We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 29, 2001. SFAS No. 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. We evaluate the carrying value of goodwill and recoverability annually, as well as during the year if events or circumstances occur that bring into question the realizable value or impairment of goodwill. This evaluation requires a comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The carrying amount of goodwill at April 4, 2008 assigned to our intermodal and logistics segments was $169.0 million and $119.3 million, respectively.

Results of Operations

Three Months Ended April 4, 2008 Compared to Three Months Ended April 6, 2007

The following table sets forth our historical financial data by reportable segment for the three months ended April 4, 2008 and April 6, 2007 (in millions).

	2008	2007	Change	% Change
Revenues
Intermodal	$406.6	$373.5	$33.1	8.9%
Logistics	103.0	91.7	11.3	12.3
Inter-segment elimination	(0.2)	(0.1)	(0.1)	100.0

Total	509.4	465.1	44.3	9.5
Cost of purchased transportation and services
Intermodal	310.9	288.8	22.1	7.7
Logistics	88.8	75.1	13.7	18.2
Inter-segment elimination	(0.2)	(0.1)	(0.1)	100.0

Total	399.5	363.8	35.7	9.8
Direct operating expenses
Intermodal	34.1	34.3	(0.2)	(0.6)
Logistics	—	—	—	—

Total	34.1	34.3	(0.2)	(0.6)
Selling, general & administrative expenses
Intermodal	28.4	29.7	(1.3)	(4.4)
Logistics	14.8	16.5	(1.7)	(10.3)
Corporate	6.5	4.7	1.8	38.3

Total	49.7	50.9	(1.2)	(2.4)
Depreciation and amortization
Intermodal	1.3	1.5	(0.2)	(13.3)
Logistics	0.2	0.2	—	—
Corporate	—	—	—	—

Total	1.5	1.7	(0.2)	(11.8)
Income (loss) from operations
Intermodal	31.9	19.2	12.7	66.1
Logistics	(0.8)	(0.1)	(0.7)	700.0
Corporate	(6.5)	(4.7)	(1.8)	38.3

Total	24.6	14.4	10.2	70.8
Interest (expense)/income	(1.1)	0.2	(1.3)	(650.0)
Loss on extinguishment of debt	—	1.8	(1.8)	(100.0)
Income taxes	9.2	5.0	4.2	84.0
Net income	$14.3	$7.8	$6.5	83.3%

Revenues. Revenues increased $44.3 million, or 9.5%, for the three months ended April 4, 2008 compared to the three months ended April 6, 2007. Intermodal segment revenues increased $33.1 million, reflecting increases in our Stacktrain, rail brokerage and cartage operations. Stacktrain revenues increased $19.9 million in the 2008 period compared to the 2007 period and reflected increases in all three Stacktrain lines of business. Avoided repositioning cost, or “ARC,” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and container and chassis per diem revenues were comparable between periods. The quarter-over-quarter increases in the three Stacktrain lines of business were as follows:

•

The 4.0% increase in Stacktrain third-party domestic revenues reflected a 20.2% increase in revenues from our rail brokerage unit and growth in the PacerDirect product, substantially offset by decreases from other intermodal marketing companies related to the general economic downturn. The average fuel surcharge in effect during the 2008 period was 29.1%

compared to a 17.3% during the 2007 period, resulting in a 7.7% increase in the average freight revenue per container. This fuel increase is substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation. Overall domestic volumes declined 3.5% compared to the 2007 period due primarily to softness in the market related to the general economic downturn.

•

The 16.9% increase in automotive revenues reflected an 18.2% increase in the average freight revenue per container due to favorable customer and lane mix coupled with the increased fuel surcharge. Volumes declined 1.1% due primarily to reduced auto sales related to the economic downturn which resulted in a higher number of automotive plant shutdowns during the 2008 period and to the Easter holiday occurring in the first quarter of 2008 compared to the second quarter of 2007.

•

The 22.0% increase in Stacktrain international revenues reflected a 9.6% increase in containers handled due to a combination of higher westbound export business and the addition of a new customer, coupled with an 11.3% increase in the average freight revenue per container due primarily to the increased fuel surcharge.

Rail brokerage revenues for the 2008 period were $10.8 million, or 11.5%, above the 2007 period due to a volume increase between periods of 7.8% from additional customers in the 2008 period, coupled with a 3.4% increase in the average revenue per load. The higher revenue per load was due primarily to the higher fuel surcharge. Cartage revenues were $2.4 million, or 10.3%, above the 2007 period due primarily to increased revenues from our Stacktrain and rail brokerage units in the West and Midwest regions.

Revenues in our logistics segment increased $11.3 million, or 12.3%, in the 2008 period compared to the 2007 period reflecting increased revenues in our warehousing and distribution, truck services and international units partially offset by reduced revenues in our truck brokerage and supply chain services units. The warehousing and distribution unit’s revenues increased 1.1% because of current customers requiring year-round storage and increased Southern California transload revenues which began in June 2007. Our truck services unit revenues increased 19.4% and included increases from owner/operator, brokerage and company truck operations. The 26.3% revenue increase in our international unit was due to strong export business coupled with increased agricultural aid shipments. Our truck brokerage unit recorded a revenue decrease of 14.3% due to the loss of a customer in late 2007, and our supply chain services unit revenues decreased 1.2% also due to the loss of a customer.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $35.7 million, or 9.8%, in the 2008 period compared to the 2007 period. The intermodal segment’s cost of purchased transportation and services increased $22.1 million, or 7.7%, in the 2008 period compared to the 2007 period reflecting increases in Stacktrain, rail brokerage and cartage costs. The 8.4% increase in the cost per container for the Stacktrain operation resulted from increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, and changes in business mix. Local dray costs from the ramp to customer location increased $1.5 million in the 2008 period compared to the 2007 period due to the increase in PacerDirect product volumes and increased Stacktrain international volumes. In addition, repositioning costs increased $0.7 million for required container repositioning out of Mexico as a result of competitive rate pressure northbound out of Mexico. The increased rail brokerage and cartage costs were related to the increased shipments noted above combined with increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, and changes in business mix.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment increased slightly from 22.7% in the 2007 period to 23.5% in the 2008 period. The increase was due to the increased fuel surcharge revenues mentioned above, substantially offset by increases in fuel costs especially for our international business, lower pricing to maintain equipment flow and minimize repositioning costs and increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

Cost of purchased transportation and services in our logistics segment increased $13.7 million in the 2008 period compared to the 2007 period reflecting the increased business in the truck services and international units. The overall transportation margin percentage for our logistics businesses decreased from 18.2% in the 2007 period to 13.8% in the 2008 period due primarily to excess capacity affecting our trucking units and higher purchased transportation and fuel costs affecting our trucking and international units.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $0.2 million, or 0.6%, in the 2008 period compared to the 2007 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet. At April 4, 2008, we had 3.0% or 828 less containers and 0.5% or 166 fewer chassis than at April 6, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.2 million, or 2.4%, in the 2008 period compared to the 2007 period. The decrease was due primarily to the absence during the 2008 period of $1.8 million in severance costs expensed during the 2007 period relating to our facility rationalization and severance program (see Note 3), as well as labor cost savings related to a lower average employment level (down by 60) during the 2008 period compared to the 2007 period, and legal settlements and reduced legal expense experienced in the 2008 period. These improvements were partially offset by a $2.5 million bonus accrual, as well as expenses related to the SAP software project, higher personal injury and cargo claims costs at our truck services unit and higher bad debt expense at our rail brokerage unit.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million for the 2008 period compared to the 2007 period as a result of normal property retirements.

Income From Operations. Income from operations increased $10.2 million, or 70.8%, from $14.4 million in the 2007 period to $24.6 million in the 2008 period. Corporate expenses were $1.8 million above the 2007 period due to a $2.5 million bonus accrual in the 2008 period compared to none in the 2007 period, partially offset by the absence of $0.5 million of severance costs expensed during the 2007 period relating to our facility rationalization and severance program and legal settlements and reduced legal expenses experienced in the 2008 period.

Intermodal segment income from operations increased $12.7 million reflecting an $11.4 million increase in Stacktrain income from operations, a $0.7 million increase in cartage income from operations and a $0.6 million increase in rail brokerage income from operations. The Stacktrain increase was due to the increased revenues in all three Stacktrain lines of business and particularly from the international line of business with increased export traffic and an additional customer in the 2008 period. The rail brokerage increase was also due to higher volume related to additional customers in the 2008 period partially offset by additional bad debt expense, and the increase in our cartage unit was due to additional business from our Stacktrain and rail brokerage units during the 2008 period compared to the 2007 period. The intermodal segment also experienced lower labor costs in the 2008 period. The 2008 period also reflected the absence of $0.5 million in severance costs expensed during the 2007 period relating to our facility rationalization and severance program.

Logistics segment income from operations decreased $0.7 million to a loss of $0.8 million in the 2008 period compared to a loss of $0.1 million in the 2007 period. The primary driver of this decrease was excess capacity, declining prices and higher transportation and fuel costs affecting our trucking units. Our truck services unit also incurred increased claim costs during the 2008 period compared to the 2007 period. Partially offsetting this decline were legal settlements and reduced legal expense experienced in the 2008 period and lower labor and severance costs than the 2007 period resulting from our facility rationalization and severance program.

Interest (Expense)/Income. Interest (expense)/income, increased by $1.3 million for the 2008 period compared to the 2007 period. This increase reflects $1.6 million of interest income during the 2007 period as part of an arbitration settlement and reduced interest expense ($0.3 million) in the 2008 period compared to the 2007 period reflecting the lower average debt balance outstanding during the 2008 period and to reduced interest rates. The outstanding debt balance at April 4, 2008 of $54.0 million was $5.0 million below the $59.0 million outstanding at April 6, 2007. The average interest rate during the 2008 period was 5.3% compared to 6.9% during the 2007 period.

Loss on Extinguishment of Debt. On April 5, 2007, we completed the refinancing of our term loan and revolving credit facility with a new $250 million, five-year revolving credit facility. See the discussion under “Liquidity and Capital Resources” below. Charges totaling $1.8 million were incurred due to the write-off of existing deferred loan fees related to the prior credit facility.

Income Tax Expense. Income tax expense increased $4.2 million in the 2008 period compared to the 2007 period because of higher pre-tax income in the 2008 period. The effective tax rate was comparable between periods.

Net Income. Net income increased by $6.5 million, or 83.3%, from $7.8 million in the 2007 period to $14.3 million in the 2008 period reflecting the higher income from operations (up $10.2 million) as discussed above, coupled with reduced interest expense (down $0.3 million), the absence during the 2008 period of the write-off of loan fees associated with the refinancing of debt ($1.8 million) and interest income from the settlement of an arbitration case ($1.6 million), both of which were recorded during the 2007 period. Net income in the 2008 period also reflected higher income tax expense (up $4.2 million) related to a higher pre-tax income.

Liquidity and Capital Resources

Cash generated by operating activities was $20.1 million and $23.6 million for the three months ended April 4, 2008 and April 6, 2007, respectively. The decrease in cash provided by operating activities was due primarily to the timing between periods of payouts for performance bonuses, discretionary incentive awards and severance payments, partially offset by a higher income from operations in the 2008 period. The 2008 period included cash expenditures for previously accrued 2007 performance bonus payments and 2008 discretionary incentive awards that did not occur in the 2007 period. In addition, the 2008 period incurred a higher payout for previously accrued severance than the 2007 period. Also contributing to the decreased cash flow from operating activities were $4.4 million of tax payments in the 2008 period compared to $2.3 million during the 2007 period. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain large cash balances and incur increased interest costs. However, because of favorable market conditions, we may from time to time repurchase common stock rather than reducing debt. We had working capital of $30.6 million and $55.8 million at April 4, 2008 and April 6, 2007, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of April 4, 2008 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$54.0	$—	$—	$54.0	$—
Interest on long-term debt	13.6	3.4	6.8	3.4	—
Operating leases	402.9	83.7	142.4	99.3	77.5
Equipment obligations	24.3	3.1	5.8	5.8	9.6
Dividends	5.2	5.2	—	—	—
Volume incentives	13.1	13.1	—	—	—
APL IT agreement	127.1	10.7	21.8	22.3	72.3
SAP IT agreements	17.5	4.3	7.3	5.9	—
Other IT agreements	8.3	3.2	2.9	1.6	0.6
Human resources agreements	0.4	0.1	0.2	0.1	—
Income tax contingencies	4.1	3.5	0.6	—	—
Severance liability	1.5	1.5	—	—	—
Purchased transportation	28.0	28.0	—	—	—

Total	$700.0	$159.8	$187.8	$192.4	$160.0

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our former retail segment in 2000. Borrowings have also been made from time to time to finance the repurchase of common stock. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 1,869 53-foot containers and 738 53-foot chassis ordered, but yet to be financed. We anticipate financing the equipment through operating leases. The dividends reflected in the table were paid on April 10, 2008. Volume incentives relate to amounts payable to companies that ship on our Stacktrain unit that met certain volume shipping commitments for the year 2007. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.5 million. The SAP IT agreements reflect commitments for on-going maintenance and support. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and the costs of outsourcing our computer help desk function and IT licensing and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions as of April 4, 2008. The severance liability relates to amounts remaining to be paid related to our 2007 severance and facility exit activities. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our reporting segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

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

Cash flows used in investing activities were $3.1 million and $0.9 million for the three months ended April 4, 2008 and April 6, 2007, respectively. The 2008 cash capital expenditures included $2.6 million for the SAP software project and $1.0 million for normal computer replacement items. During the 2008 period, we retired and sold primarily 48-ft. containers in our Stacktrain unit for proceeds of $0.5 million. The expenditures for the 2007 period were for normal computer replacement items.

On September 30, 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. The new system is expected to be implemented over the next 6 to 25 months and to require a total capital investment ranging from $30 million to $35 million (not reflected in the table above) over the course of the project. It is anticipated that these amounts will be financed from a combination of operating cash flows and borrowings under our revolving credit agreement. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited until such time as the SAP implementation project is completed. Accordingly, the table above assumes payments in respect of both the SAP IT agreement and the APL Limited agreement over the 5-year period even though we currently expect that the new SAP system will be operational and replace the APL system prior to the end of the 5-year period.

Cash flows used in financing activities were $14.3 million and $15.4 million for the 2008 and 2007 periods, respectively. During the 2008 period, we repaid $10.0 million on our revolving credit facility and paid the $5.2 million fourth quarter cash dividend. Options to purchase 68,400 shares of our common stock were exercised for total proceeds of $0.9 million. During the 2007 period, we refinanced our prior bank revolving credit and term loan facility and the $59.0 million outstanding thereunder with a new $250 million revolving credit facility (see the discussion below). During the 2007 period, options to purchase 50,132 shares of our common stock were exercised for total proceeds of $0.5 million. Also during the 2007 period, 365,403 shares of our common stock were repurchased and retired for $9.8 million, and we paid the $5.6 million fourth quarter cash dividend. We did not repurchase any shares of our common stock during the 2008 period.

On April 5, 2007, we entered into a new $250 million, five-year revolving credit agreement (the “2007 Credit Agreement”). We utilized $59.0 million of the 2007 Credit Agreement to repay the principal balance due under the term loan portion of our prior bank credit facility, which was terminated. In connection with the refinancing, we paid $0.8 million of fees and expenses ($0.6 million to lenders and $0.2 million to other third parties) and $0.5 million of interest due under the prior credit facility at closing. We also charged to expense $1.8 million for the write-off of existing deferred loan fees related to the prior credit facility.

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

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. We were in compliance with these covenants at April 4, 2008. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement.

At April 4, 2008, we had $174.7 million available under the 2007 Credit Agreement, net of $54.0 million outstanding and $21.3 million of outstanding letters of credit. At April 4, 2008, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 5.3% per annum.

During the 2008 period, the intermodal segment received 299 new primarily 53-ft. leased containers and 1,381 leased chassis and returned 800 48-ft. and 53-ft. leased containers and 228 leased and 237 owned chassis. During the 2007 period, the intermodal segment received 228 new 53-ft. leased containers and 497 leased chassis and returned 434 48-ft. and 53-ft. leased containers and 557 leased chassis.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of SFAS No. 161, but due to our limited use of derivative instruments, it is not anticipated that the provisions of SFAS No. 161 will have a material impact on our results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. The financial asset portion of SFAS No. 157 was adopted by us on December 29, 2007 (the first day of our 2008 fiscal year) with no impact on results of operations and financial condition. The remaining portion of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis will be applicable on December 27, 2008 (the first day of our 2009 fiscal year). We are currently assessing the impact that the implementation of this remaining portion of SFAS No. 157 will have on our results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of April 4, 2008.

Based upon the average variable interest rate debt outstanding during the first three months of 2008, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.6 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 4, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A.	RISK FACTORS.

Information on risk factors is set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I—“Item 1A. Risk Factors” to the Company’s 2007 Annual Report. There have been no material changes from the risk factors previously described in Pacer’s 2007 Annual Report on Form 10-K.

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

PACER INTERNATIONAL, INC.

Date: May 7, 2008	By:	/s/ M. E. Uremovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2008	By:	/s/ L.C. Yarberry
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