Form 10-Q
period 2008-06-27
PACER INTERNATIONAL INC
filed 2008-08-06
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2008
Common stock, $.01 par value per share	34,886,320 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 27, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 27, 2008	December 28, 2007
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$9.4	$6.7
Accounts receivable, net of allowances of $6.2 million and $4.6 million, respectively	221.6	205.3
Prepaid expenses and other	17.3	15.1
Deferred income taxes	5.7	4.3

Total current assets	254.0	231.4

Property and equipment
Property and equipment at cost	115.6	110.6
Accumulated depreciation	(66.6)	(69.2)

Property and equipment, net	49.0	41.4

Other assets
Goodwill	288.3	288.3
Other assets	14.9	13.0

Total other assets	303.2	301.3

Total assets	$606.2	$574.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$0.2	$—
Book overdraft	9.6	12.8
Accounts payable and other accrued liabilities	202.9	184.1

Total current liabilities	212.7	196.9

Long-term liabilities
Long-term debt and capital leases	56.1	64.0
Deferred income taxes	11.4	8.4
Other	2.0	2.1

Total long-term liabilities	69.5	74.5

Total liabilities	282.2	271.4

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,821,441 and 34,626,794 issued and outstanding at June 27, 2008 and December 28, 2007, respectively	0.4	0.4
Additional paid-in-capital	298.5	294.5
Retained earnings	25.2	7.9
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	324.0	302.7

Total liabilities and stockholders’ equity	$606.2	$574.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(in millions, except share and per share data)
Revenues	$518.4	$474.9	$1,027.8	$940.0

Operating expenses:
Cost of purchased transportation and services	412.0	372.9	811.5	736.7
Direct operating expenses (excluding depreciation)	30.8	31.1	64.9	65.4
Selling, general and administrative expenses	50.6	47.9	100.3	98.8
Depreciation and amortization	1.5	1.5	3.0	3.2

Total operating expenses	494.9	453.4	979.7	904.1

Income from operations	23.5	21.5	48.1	35.9
Interest expense	(0.8)	(1.1)	(1.9)	(2.6)
Interest income	—	0.1	—	1.8
Loss on extinguishment of debt (Note 2)	—	—	—	(1.8)

Income before income taxes	22.7	20.5	46.2	33.3
Income taxes	8.9	8.0	18.1	13.0

Net income	$13.8	$12.5	$28.1	$20.3

Earnings per share (Note 7):
Basic:
Earnings per share	$0.40	$0.34	$0.81	$0.55

Weighted average shares outstanding	34,571,991	36,248,687	34,514,589	36,657,668

Diluted:
Earnings per share	$0.40	$0.34	$0.81	$0.55

Weighted average shares outstanding	34,749,991	36,639,124	34,674,351	37,069,797

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 27, 2008

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in millions, except share amounts)
Balance at December 28, 2007	34,626,794	$294.9	$7.9	$(0.1)	$302.7
Net income	—	—	28.1	—	28.1
Other comprehensive loss	—	—	—	—	—

Total comprehensive income	—	—	28.1	—	28.1
Common stock dividends, $0.15 per share	—	—	(10.4)	—	(10.4)
Stock based compensation	—	0.9	—	—	0.9
Tax benefit from stock based compensation	—	0.5	—	—	0.5
Issuance (forfeiture) of restricted stock	(7,000)	—	—	—	—
Issuance of com. stock upon exercise of options	220,565	2.6	—	—	2.6
Repurchase and retirement of common stock	(18,918)	—	(0.4)	—	(0.4)

Balance at June 27, 2008	34,821,441	$298.9	$25.2	$(0.1)	$324.0

Total comprehensive income for the six months ended June 29, 2007 was $20.3 million. Total comprehensive income for the three months ended June 27, 2008 and June 29, 2007 was $13.8 million and $12.5 million, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2008	June 29, 2007
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28.1	$20.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3.0	3.2
Gain on sale of property and equipment	(0.8)	(0.2)
Deferred taxes	1.6	(0.2)
Loss on extinguishment of debt	—	1.8
Stock based compensation expense	0.9	1.9
Excess tax benefit from exercise of stock options	(0.1)	(0.2)
Changes in operating assets and liabilities:
Accounts receivable, net	(16.3)	(3.2)
Prepaid expenses and other	(2.2)	(7.2)
Accounts payable and other accrued liabilities	14.7	26.6
Other	(1.2)	0.3

Net cash provided by operating activities	27.7	43.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(9.1)	(1.7)
Proceeds from sales of property and equipment	0.8	0.2

Net cash used in investing activities	(8.3)	(1.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit agreement, net of debt issuance costs	(8.1)	82.2
Proceeds from exercise of stock options	2.6	0.7
Excess tax benefit from exercise of stock options	0.1	0.2
Dividends paid to shareholders	(10.4)	(11.2)
Repurchase and retirement of Pacer common stock	(0.4)	(54.4)
Debt and capital lease obligation repayment	(0.1)	(59.0)

Net cash used in financing activities	(16.3)	(41.5)

Effect of exchange rate changes on cash	(0.4)	(0.1)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2.7	—
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6.7	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9.4	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 27, 2008 and December 28, 2007 and for the three- and six-month periods ended June 27, 2008 and June 29, 2007 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007 as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of June 27, 2008 and December 28, 2007 and for the three- and six-month periods ended June 27, 2008 and June 29, 2007 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

The Company has made a reclassification to the 2007 Condensed Consolidated Statement of Cash Flows to conform to the 2008 presentation. The “book overdraft” within the accounts payable and other accrued liabilities line item has been reclassified from cash flows from financing activities to cash flows from operating activities in the amount of $4.8 million for the six months ended June 29, 2007. The reclassification had no effect on the Company’s condensed consolidated income from operations, net income, financial position or the change in cash and cash equivalents.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At June 27, 2008 and December 28, 2007, accounts receivable included unbilled amounts of $24.9 million and $15.3 million, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 28, 2007	$(0.1)
Activity during 2008 (net of tax)	—

Balance at June 27, 2008	$(0.1)

Repurchases of Common Stock

The Company repurchased 18,918 shares at an average price of $21.54 per share during the six-month period ended June 27, 2008 and repurchased a total of 2,118,156 shares at an average price of $25.82 per share during the six-month period ended June 29, 2007. The current Board authorization which allows the Company to repurchase in the aggregate $160.0 million of its common stock, of which $60.3 million remains available for repurchase at June 27, 2008, was due to expire on June 15, 2008, but was extended to June 15, 2009 at the May 6, 2008 Board of Directors meeting. The Company may make further share repurchases from time to time as market conditions warrant.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retroactively. The Company is currently evaluating the impact of the adoption of FSP 03-6-1 on the Company’s disclosure of earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material impact on results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 161, but due to the Company’s limited use of derivative instruments, it is not anticipated that the provisions of SFAS No. 161 will have a material impact on results of operations or financial condition.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) will be effective for the Company on December 27, 2008 (the first day of the Company’s 2009 fiscal year). Based on acquisitions to date, the Company does not expect that the implementation of SFAS No. 141 (revised 2007) will have a material impact on its results of operations or financial condition.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent to be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 will be effective for the Company on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The Company does not expect that the implementation of SFAS No. 160 will have a material impact on its results of operations or financial condition.

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

NOTE 2. LONG-TERM DEBT AND CAPITAL LEASES

At June 27, 2008, the Company had $172.7 million available under the 2007 Credit Agreement (see below), net of $55.9 million outstanding and $21.4 million of outstanding letters of credit. At June 27, 2008, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 3.4% per annum. The Company repaid a net $8.1 million of borrowings under the Credit Agreement and $0.1 million of capital lease obligations during the six-month period ended June 27, 2008.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-term debt and capital lease obligations are summarized as follows (in millions):

June 27, 2008
2007 Credit Agreement (expires April 5, 2012)	$55.9
Capital lease obligations	0.4

Total	56.3
Less current portion of capital lease obligations	0.2

Long-term portion	$56.1

On April 5, 2007, the Company entered into a $250 million, five-year revolving credit agreement (the “2007 Credit Agreement”). The Company utilized $59.0 million of borrowings under the 2007 Credit Agreement to repay the principal balance due under the term loan portion of the Company’s prior bank credit facility, which was terminated. In connection with the refinancing, the Company paid $0.8 million of fees and expenses ($0.6 million to lenders and $0.2 million to other third parties) and $0.5 million of interest due at closing under the prior facility. The Company also charged to expense $1.8 million for the write-off of existing deferred loan fees related to the prior credit facility.

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. At June 27, 2008, the Company was in compliance with these covenants.

In April 2008, the Company acquired $0.5 million of computer equipment under a capital lease related to the implementation of the SAP America, Inc. (“SAP”) enterprise suite of software applications and repaid $0.1 million of the obligation during the second quarter of 2008. The net book value of equipment under capital lease is $0.4 million at June 27, 2008.

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. Through June 27, 2008, a total of $6.1 million has been expensed for the severance of 134 employees and the closure of four facilities. The table below shows activity for the six-months ended June 27, 2008 (in millions).

	Costs of Facility Closings			Costs of Other Severance			Total
	Accrued	Paid	Bal.	Accrued	Paid	Bal.	Accrued	Paid	Bal.
Bal. at 12/28/07	$0.7	$0.6	$0.1	$5.3	$3.1	$2.2	$6.0	$3.7	$2.3
Activity	—	0.1	(0.1)	0.1	1.3	(1.2)	0.1	1.4	(1.3)

Bal. at 6/27/08	$0.7	$0.7	$—	$5.4	$4.4	$1.0	$6.1	$5.1	$1.0

All of these expenses are included in the Selling, General and Administrative line item of the Consolidated Statement of Operations for 2008 and 2007.

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At June 27, 2008, 2,243,750 shares under the 2006 Plan were available for issuance.

The table below details the Company’s stock based compensation activity for the six-month periods ended June 27, 2008 and June 29, 2007, respectively.

	Six Months Ended
	June 27, 2008	June 29, 2007
Common Stock Options
Granted	None	None
Exercised
@ $5.00 per share	22,965	29,632
@ $10.00 per share	46,000	12,500
@ $12.50 per share	112,200	3,900
@ $13.74 per share	19,000	3,000
@ $15.00 per share	18,400	—
@ $15.78 per share	2,000	3,600
@ $16.18 per share	—	1,200
@ $19.54 per share	—	8,000
@ $19.66 per share	—	1,400
@ $25.75 per share	—	1,500

Subtotal	220,565	64,732
Canceled or Expired
@ $12.50 per share	—	7,000
@ $15.00 per share	—	36,000
@ $15.78 per share	—	4,400
@ $21.51 per share	6,000	—
@ $25.75 per share	—	6,000
@ $25.87 per share	—	1,500
@ $28.05 per share	—	25,000
@ $29.40 per share	—	10,000
@ 35.17 per share	—	4,800

Subtotal	6,000	94,700
Restricted Stock
Granted
@ $27.64 per share	—	195,000
Vested
@ $21.54 per share	58,500	—
@ $27.01 per share	—	48,750
Canceled or Expired
@ $22.41 per share	7,000	—
@ $27.64 per share	—	4,500

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

During the second quarter of 2005, the Company engaged in earnest discussions with the plaintiffs in an attempt to structure a potential settlement of the case within the original $1.75 million cap but on a claims-made basis that would return to the Company any settlement funds not claimed by members of the plaintiff class. The Company believed that the ongoing cost of litigating the final issue in the case (including defending appeals that the plaintiffs’ counsel had assured would occur if the Company were to prevail in the remand trial) would exceed the net liability to the Company of a final settlement on a claims-made basis within the cap of $1.75 million. During the second quarter of 2005, the Company reached an agreement in principle with the plaintiffs to settle the litigation on a claims-made basis within the cap of $1.75 million. Based on the settlement agreement, the Company increased its reserve to the full amount of the $1.75 million cap at the end of the second quarter of 2005. In the first quarter of 2006, the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

court granted final approval to the settlement. The claims process, payment calculations and final settlement payments were concluded in the second quarter of 2006, with approximately $524,000 in unclaimed funds being retained by the Company.

The same law firm that brought the Albillo case filed a separate class action lawsuit against our same subsidiaries in March 2003 in the same jurisdiction on behalf of a class of owner-operators (the “Renteria” class action) not included in the Albillo class. Each of the claims in the Renteria case, which had been stayed pending full and final disposition of the remaining issue in Albillo, mirror claims in Albillo, specifically that our subsidiaries’ providing insurance for their owner-operators constitutes engaging in the insurance business without a license in violation of California law and that charging the putative class of owner-operators in Renteria for workers compensation insurance that they elected to obtain through our subsidiaries violated California’s Business and Professions Code. In June 2007, our motion for summary adjudication on the insurance issue was granted, so that the only remaining issue in the case is the workers compensation claim. In August 2007, we agreed to settle this last remaining claim on a “claims-made” basis under which the Company’s maximum exposure would not exceed our previously established $750,000 liability reserve. The settlement received final court approval during the first quarter of 2008. The claims process, payment calculations and final settlement payments were concluded in the second quarter of 2008, with approximately $276,000 in unclaimed funds being retained by the Company.

At June 27, 2008, the Company had a commitment to acquire 595 53-ft. containers, 825 53-ft. chassis through operating leases and 450 53-ft. chassis to be purchased with operating cash flows. Delivery will take place during 2008.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents revenues generated by country or geographical area for the three-and six-month periods ended June 27, 2008 and June 29, 2007 (in millions).

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
United States	$463.6	$421.0	$923.8	$836.1
Foreign Revenues
Europe	12.4	10.2	25.1	19.8
Far East	8.5	6.1	15.8	10.9
Russia/China	7.7	9.8	18.4	18.2
Canada	5.0	5.0	9.3	9.4
Mideast	3.4	2.4	5.2	3.7
Australia/New Zealand	3.3	2.0	6.3	3.8
Mexico	3.0	9.9	5.6	22.0
South America	2.2	1.9	4.0	3.1
Africa	0.8	0.8	1.2	1.1
All Other	8.5	5.8	13.1	11.9

Total Foreign Revenues	$54.8	$53.9	$104.0	$103.9

Total Revenues	$518.4	$474.9	$1,027.8	$940.0

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

For the three- and six-month periods ended June 27, 2008, the Company had one customer of the Intermodal segment that generated 11.3% and 11.4% of the Company’s total revenues, respectively. The next largest contributing customer generated 6.5% and 7.0% of total revenues for the three- and six-month periods, respectively. For the three- and six-month periods ended June 29, 2007, the Company had one customer of the Intermodal segment that generated 10.7% and 10.9% of the Company’s total revenues, respectively. The next largest contributing customer generated 6.2% for the first six months of 2007.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and six-month periods ended June 27, 2008 and June 29, 2007 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended June 27, 2008
Revenues	$405.7	$112.9	$—	$518.6
Inter-segment elimination	—	(0.2)	—	(0.2)

Subtotal	405.7	112.7	—	518.4
Income (loss) from operations	32.2	(1.7)	(7.0)	23.5
Depreciation	1.3	0.2	—	1.5
Capital expenditures 1/	4.8	0.6	0.1	5.5
3 Months ended June 29, 2007
Revenues	$373.4	$101.8	$—	$475.2
Inter-segment elimination	—	(0.3)	—	(0.3)

Subtotal	373.4	101.5	—	474.9
Income (loss) from operations 2/	24.7	1.7	(4.9)	21.5
Depreciation	1.3	0.2	—	1.5
Capital expenditures	0.5	0.4	—	0.9
6 Months ended June 27, 2008
Revenues	$812.3	$215.9	$—	$1,028.2
Inter-segment elimination	(0.1)	(0.3)	—	(0.4)

Subtotal	812.2	215.6	—	1,027.8
Income (loss) from operations	64.1	(2.5)	(13.5)	48.1
Depreciation	2.6	0.4	—	3.0
Capital expenditures 1/	7.6	1.3	0.2	9.1
6 Months ended June 29, 2007
Revenues	$746.9	$193.5	$—	$940.4
Inter-segment elimination	—	(0.4)	—	(0.4)

Subtotal	746.9	193.1	—	940.0
Income (loss) from operations 2/	43.9	1.6	(9.6)	35.9
Depreciation	2.8	0.4	—	3.2
Capital expenditures	1.0	0.7	—	1.7

1/	Cash capital expenditures includes a total of $2.5 million for the second quarter of 2008 related to hardware, software and services acquired in connection with the implementation of an enterprise suite of software applications licensed from SAP ($2.3 million in the intermodal segment and $0.2 million in the logistics segment). For the first six months of 2008, cash capital expenditures includes a total of $6.9 million related to hardware, software and services acquired in connection with the implementation of the SAP enterprise suite of software applications licensed from SAP ($6.2 million in the intermodal segment and $0.5 million in the logistics segment and $0.2 million in corporate).

2/	The second quarter of 2007 includes $0.3 million for severance and facility closure costs ($0.2 million on the logistics segment and $0.1 million on corporate). The first six months of 2007 includes $2.1 million for severance and facility closure costs ($1.0 million on the logistics segment, $0.5 million on the intermodal segment and $0.6 million on corporate).

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Numerator:
Net income (basic and diluted)	$13.8	$12.5	$28.1	$20.3

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,571,991	36,248,687	34,514,589	36,657,668
Effect of dilutive securities:
Stock options/restricted stock	178,000	390,437	159,761	412,129

Denominator for earnings per share-diluted	34,749,991	36,639,124	34,674,350	37,069,797

Earnings per share-basic	$0.40	$0.34	$0.81	$0.55

Earnings per share-diluted	$0.40	$0.34	$0.81	$0.55

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended June 27, 2008 and June 29, 2007, 139,800 shares and 350,697 shares were anti-dilutive, respectively. For the six-month periods ended June 27, 2008 and June 29, 2007, 450,292 shares and 287,322 shares were anti-dilutive, respectively.

NOTE 8. INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of its 2007 fiscal year. As a result of the implementation, the Company recognized a $0.4 million increase to the reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. The amount of unrecognized tax benefit, including interest and penalties, as of the beginning of the Company’s 2007 fiscal year was $3.9 million of total reserves relating to uncertain tax positions and a total of $4.1 million at June 27, 2008 including accrued interest.

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $2.7 million.

The Company recognized $27,500 and $31,000 of accrued interest and no penalties related to unrecognized tax benefits in its income tax expense for the three-month periods ended June 27, 2008 and June 29, 2007, respectively, and $55,000 and $62,000 for the six-month periods ended June 27, 2008 and June 29, 2007, respectively. The liability for the payment of interest and penalties did not materially change as of June 27, 2008.

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

Executive Summary

During the second quarter of 2008, we continued to show improvement in our overall financial results with operating income of $23.5 million, which was 9.3% above the second quarter of 2007. Net income for the 2008 quarter was $13.8 million, or 10.4% above the 2007 quarter. Our intermodal segment recorded $32.2 million in operating income, with volumes for Stacktrain’s domestic and automotive lines of business declining slightly due to the economic downturn and inclement weather in the Midwest, and with increased volumes from our Stacktrain unit’s international line of business where volume increases were due to increased exports and a new customer.

The higher fuel costs during the 2008 quarter resulted in a 39.4% average fuel surcharge compared to 20.5% average fuel surcharge during the 2007 quarter, and was the reason for a brief work stoppage by independent owner-operators in Northern California to protest the high fuel prices. The flooding in the Midwest during the 2008 quarter resulted in the Union Pacific placing an embargo on traffic originating in or destined for Chicago for about one week during the 2008 quarter. During the embargo, traffic was diverted to truck or other railroads or held until the embargo was lifted. The impact on our operations was minimal.

Our logistics segment recorded a $1.7 million operating loss for the second quarter of 2008 compared to $1.7 million in operating income for the 2007 quarter. Two of the business units within our logistics segment account for the majority of the poor performance with the other three business units showing improvement in operating income for the 2008 quarter compared to the 2007 quarter. Our truck services unit saw an increase in revenues quarter-over-quarter, due in large part to higher fuel surcharges, but incurred an operating loss during the 2008 quarter because of our inability to fully pass on the higher fuel costs, personal injury and property damage and cargo claim charges, and high bad debt expenses due to customer bankruptcies. Our supply chain services unit, while producing an operating income during the 2008 quarter, compared unfavorably to the 2007 quarter due to the loss of a customer in late 2007 combined with a June 2007 legal settlement that benefited the 2007 quarter and did not recur in the 2008 quarter.

For the first six months of 2008, overall operating income was $48.1 million, 34.0% above the first six months of 2007 and net income of $28.1 million was 38.4% above the 2007 period. The intermodal segment recorded $64.1 million in operating income, 46.0% above the first six months of 2007. Our logistics segment recorded a $2.5 million operating loss during the 2008 period compared to a $1.6 million operating income during the 2007 period due to the results from our truck services and supply chain services units. All other logistics segment units recorded improved results for the 2008 period compared to the 2007 period.

The facility rationalization and severance program, which began in the first quarter of 2007, has resulted in labor savings during the first six months of 2008 with the average employment down by 42 from the 2007 period.

Our cash flows from operating activities were $27.7 million for the 2008 period compared to $43.1 million for the 2007 period that included the substantial benefit from a legal settlement in June 2007.

During the 2008 period we announced several key executive appointments that align with our objective to significantly grow our intermodal services business with both its retail and wholesale customers. We appointed separate leaders for retail and wholesale intermodal services to add resources to the intermodal management team and clarify accountabilities while unifying our cartage, ground and rail operations to provide more streamlined services for our customers. This reorganization reflects our core strategy of placing additional emphasis on the retail customer and door-to-door services.

On September 30, 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) under which an enterprise suite of software applications was licensed, including the latest release of SAP’s transportation management solution. During the first six months of 2008, we incurred $6.9 million of cash capital expenditures, with an additional $1.0 million accrued in work-in-progress, and expensed $2.5 million related to the software project.

On April 1, 2008, we commenced expanded service on the BNSF Railway which allowed our Stacktrain unit to begin full double stack service on their network. This intermodal service will provide customers a choice on either the BNSF Railway or Union Pacific networks to meet their needs in a particular market or lane, as well as expanding our overall geographic intermodal network into new markets.

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

Goodwill. We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 29, 2001. SFAS No. 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. We evaluate the carrying value of goodwill and recoverability annually, as well as during the year if events or circumstances occur that bring into question the realizable value or impairment of goodwill. This evaluation requires a comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The carrying amount of goodwill at June 27, 2008 assigned to our intermodal and logistics segments was $169.0 million and $119.3 million, respectively. As discussed under Results of Operations below, we may be required to record a goodwill impairment charge which could be material for our logistics segment during the second half of 2008 if the performance of that segment does not improve and its operating losses continue.

Results of Operations

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

The following table sets forth our historical financial data by reportable segment for the three months ended June 27, 2008 and June 29, 2007 (in millions).

	2008	2007	Change	% Change
Revenues
Intermodal	$405.7	$373.4	$32.3	8.7%
Logistics	112.9	101.8	11.1	10.9
Inter-segment elimination	(0.2)	(0.3)	0.1	(33.3)

Total	518.4	474.9	43.5	9.2
Cost of purchased transportation and services
Intermodal	315.2	288.9	26.3	9.1
Logistics	97.0	84.3	12.7	15.1
Inter-segment elimination	(0.2)	(0.3)	0.1	(33.3)

Total	412.0	372.9	39.1	10.5
Direct operating expenses
Intermodal	30.8	31.1	(0.3)	(1.0)
Logistics	—	—	—	—

Total	30.8	31.1	(0.3)	(1..0)
Selling, general & administrative expenses
Intermodal	26.2	27.4	(1.2)	(4.4)
Logistics	17.4	15.6	1.8	11.5
Corporate	7.0	4.9	2.1	42.9

Total	50.6	47.9	2.7	5.6
Depreciation and amortization
Intermodal	1.3	1.3	—	—
Logistics	0.2	0.2	—	—
Corporate	—	—	—	—

Total	1.5	1.5	—	—
Income (loss) from operations
Intermodal	32.2	24.7	7.5	30.4
Logistics	(1.7)	1.7	(3.4)	(200.0)
Corporate	(7.0)	(4.9)	(2.1)	42.9

Total	23.5	21.5	2.0	9.3
Interest (expense)/income	(0.8)	(1.0)	0.2	(20.0)
Income taxes	8.9	8.0	0.9	11.3
Net income	$13.8	$12.5	$1.3	10.4%

Revenues. Revenues increased $43.5 million, or 9.2%, for the three months ended June 27, 2008 compared to the three months ended June 29, 2007. Intermodal segment revenues increased $32.3 million, reflecting increases in our Stacktrain, rail brokerage and cartage operations. Stacktrain revenues increased $25.8 million in the 2008 period compared to the 2007 period and reflected increases in all three Stacktrain lines of business. Avoided repositioning cost, or “ARC,” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and container and chassis per diem revenues were comparable between periods. The quarter-over-quarter increases in the three Stacktrain lines of business were as follows:

•

The 8.7% increase in Stacktrain third-party domestic revenues reflected a 10.0% increase in revenues from our rail brokerage unit and growth in the PacerDirect product, as well as increases from other intermodal marketing companies. The average fuel surcharge in effect during the 2008 period was 39.4% compared to a 20.5% during the 2007 period, resulting in a 13.9% increase in the average freight revenue per container. The increase in fuel surcharge revenue was substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation. Overall domestic volumes declined 4.6% compared to the 2007 period due primarily to softness in the market related to the general economic downturn. In addition, the inclement weather and floods in the Midwest during the 2008 quarter, which resulted in a one week railroad embargo by the Union Pacific of Midwest traffic, contributed to the volume decline. Also contributing to the volume decline in the 2008 quarter was a brief work stoppage by independent owner-operators in Northern California to protest the high fuel prices.

•

The 14.1% increase in automotive revenues reflected a 24.1% increase in the average freight revenue per container due to favorable customer and lane mix coupled with the increased fuel surcharge revenues (which again were substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation). Volumes declined 8.0% due primarily to reduced auto sales related to the economic downturn which resulted in a higher number of automotive plant shutdowns during the 2008 period.

•

The 27.2% increase in Stacktrain international revenues reflected a 9.1% increase in containers handled due to a combination of higher westbound export business and the addition of a new customer, coupled with a 16.6% increase in the average freight revenue per container due primarily to the increased fuel surcharge revenues (which again were substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation).

Rail brokerage revenues for the 2008 period were $3.0 million, or 2.8%, above the 2007 period due to a 15.8% increase in the average revenue per load, partially offset by an 11.2% decline in volumes related to the economic downturn and Midwest floods. The higher revenue per load was due primarily to higher fuel surcharges. Cartage revenues were $3.5 million, or 13.8%, above the 2007 period due primarily to increased intra-segment revenues from our Stacktrain and rail brokerage units. Use of our cartage unit by our Stacktrain and rail brokerage units will continue to be a management focus. All three cartage regions, West, East and Midwest, recorded increased revenues from the 2007 period.

Revenues in our logistics segment increased $11.1 million, or 10.9%, in the 2008 period compared to the 2007 period reflecting increased revenues in our international, truck services and truck brokerage units partially offset by reduced revenues in our warehousing and distribution and supply chain services units. The 20.0% revenue increase in our international unit was due to strong export business coupled with increased agricultural shipments. Our truck services unit revenues increased 10.7% and included increases from owner/operator, brokerage and company truck operations as well as increased fuel surcharges (which partially offset increased fuel costs that could not be fully passed through to our customers). Our truck brokerage unit recorded a revenue increase of 7.7% due to the combination of traffic generated in connection with a new internal sales incentive program that went into effect in October 2007 and to fuel surcharges, partially offset by the loss of a customer in late 2007. Our warehousing and distribution unit’s revenues decreased 6.7% because of a customer moving to their own distribution center coupled with the closure of a container transload facility. The transload facility did not achieve anticipated volumes as a result of increased inland transportation costs. Our transload business will be handled at other existing facilities. Our supply chain services unit revenues decreased 1.7% also principally due to the loss of a customer.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $39.1 million, or 10.5%, in the 2008 period compared to the 2007 period. The intermodal segment’s cost of purchased transportation and services increased $26.3 million, or 9.1%, in the 2008 period compared to the 2007 period reflecting increases in Stacktrain, rail brokerage and cartage costs. The 15.2% increase in the cost per container for the Stacktrain operations resulted from increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, increased traffic on the BNSF railway, and costs associated with some rerouting required due to the Midwest floods. Local dray costs from the ramp to customer location increased $2.4 million in the 2008 period compared to the 2007 period due to the increase in PacerDirect product volumes and increased Stacktrain international volumes. In addition, repositioning costs increased $1.3 million for required container and chassis repositioning reflecting the imbalances in the network, as well as, additional costs associated with the BNSF railroad network startup for Stacktrain. The increased cartage costs were related to the increased shipments noted above. Both cartage and rail brokerage costs increased due to increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, and changes in business mix.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment declined slightly from 22.6% in the 2007 period to 22.3% in the 2008 period. The decrease was due to lower pricing to maintain equipment flow and minimize repositioning costs and increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes. Also contributing to the decrease were increased fuel costs from our underlying rail and other service providers. The decrease was substantially offset by increases in fuel surcharge revenues.

Cost of purchased transportation and services in our logistics segment increased $12.7 million in the 2008 period compared to the 2007 period reflecting increases in all business units except our warehousing and distribution unit including increased business in our truck services and international units. The overall transportation margin percentage for our logistics businesses decreased from 17.2% in the 2007 period to 14.1% in the 2008 period due primarily to excess capacity affecting our trucking units and higher purchased transportation and fuel costs affecting our trucking and international units.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $0.3 million, or 1.0%, in the 2008 period compared to the 2007 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet of chassis and newer containers requiring less maintenance. At June 27, 2008, we had 1.0% or 299 more containers and 0.5% or 151 fewer chassis than at June 29, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million, or 5.6%, in the 2008 period compared to the 2007 period. The increase was due primarily to a $3.1 million bonus accrual during the 2008 period compared to no accrual during the 2007 period combined with increased bad debt expenses at our rail brokerage and truck services units related to bankruptcies, and increased personal injury and cargo claims costs during the 2008 period at our truck services unit. Also contributing to the increase in the 2008 period was an arbitration settlement in the 2007 period reducing costs in the 2007 period in our supply chain services and corporate units. Partially offsetting these increases were reduced labor costs and legal fees compared to the 2007 period. The average employment level for the 2008 period was 9 below the 2007 period with increases late in the 2008 period for personnel related to our SAP software project. In addition, we incurred $0.3 million of expense in the 2008 period compared to $1.3 million in the 2007 period for restricted stock awards under the 2006 Long-Term Incentive Plan.

Depreciation and Amortization. Depreciation and amortization expenses were comparable between periods.

Income From Operations. Income from operations increased $2.0 million, or 9.3%, from $21.5 million in the 2007 period to $23.5 million in the 2008 period. Corporate expenses were $2.1 million above the 2007 period due to a $3.1 million bonus accrual in the 2008 period compared to none in the 2007 period, partially offset by reduced restricted stock expense, labor expenses and legal fees in the 2008 period.

Intermodal segment income from operations increased $7.5 million reflecting a $6.0 million increase in Stacktrain income from operations, a $0.6 million increase in cartage income from operations and a $0.8 million increase in rail brokerage income from operations. The Stacktrain increase was due to increased revenues in all three Stacktrain lines of business including the international line of business with increased export traffic and an additional customer in the 2008 period. This was partially offset by reduced volumes in the third party domestic and automotive lines of business related to the economic downturn, as well as inclement weather and floods in the Midwest and the brief owner-operator work stoppage in Northern California during the 2008 period. The increase in our cartage unit was due to additional business from our Stacktrain and rail brokerage units during the 2008 period compared to the 2007 period. The rail brokerage increase was due primarily to revenue increases and reduced labor expenses during the period.

Logistics segment income from operations decreased $3.4 million to a loss of $1.7 million in the 2008 period compared to an income of $1.7 million in the 2007 period. The primary drivers of this decrease were excess capacity, declining prices and higher transportation and fuel costs affecting our trucking units. Our truck services unit also incurred increased personal injury and cargo claim costs during the 2008 period compared to the 2007 period. In addition, the 2007 period included the benefit of an arbitration settlement reducing expenses in our supply chain services unit and corporate. Partially offsetting this decline were lower labor and severance costs in the 2008 period compared to the 2007 period resulting from our facility rationalization and severance program. We believe that the performance of the logistics segment will improve during the second half of 2008. Should this not occur, and segment operating losses continue, we may be required to record a charge, which could be material, for an impairment of goodwill for the logistics segment during the third or fourth quarter of 2008.

Interest (Expense)/Income. Interest (expense)/income, decreased by $0.2 million for the 2008 period compared to the 2007 period. This decrease reflects the lower average debt balance outstanding during the 2008 period and to reduced interest rates. The outstanding debt balance at June 27, 2008 was $56.3 million compared to $83.0 million at June 29, 2007. The average interest rate during the 2008 period was 3.4% compared to 6.2% during the 2007 period.

Income Tax Expense. Income tax expense increased $0.9 million in the 2008 period compared to the 2007 period because of higher pre-tax income in the 2008 period. The effective tax rate was comparable between periods.

Net Income. Net income increased by $1.3 million, or 10.4%, from $12.5 million in the 2007 period to $13.8 million in the 2008 period reflecting the higher income from operations (up $2.0 million) as discussed above, coupled with reduced interest expense (down $0.2 million). Net income in the 2008 period also reflected higher income tax expense (up $0.9 million) related to a higher pre-tax income.

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

The following table sets forth our historical financial data by reportable segment for the six months ended June 27, 2008 and June 29, 2007 (in millions).

	2008	2007	Change	% Change
Revenues
Intermodal	$812.3	$746.9	$65.4	8.8%
Logistics	215.9	193.5	22.4	11.6
Inter-segment elimination	(0.4)	(0.4)	—	—

Total	1,027.8	940.0	87.8	9.3
Cost of purchased transportation and services
Intermodal	626.1	577.7	48.4	8.4
Logistics	185.8	159.4	26.4	16.6
Inter-segment elimination	(0.4)	(0.4)	—	—

Total	811.5	736.7	74.8	10.2
Direct operating expenses
Intermodal	64.9	65.4	(0.5)	(0.8)
Logistics	—	—	—	—

Total	64.9	65.4	(0.5)	(0.8)
Selling, general & administrative expenses
Intermodal	54.6	57.1	(2.5)	(4.4)
Logistics	32.2	32.1	0.1	0.3
Corporate	13.5	9.6	3.9	40.6

Total	100.3	98.8	1.5	1.5
Depreciation and amortization
Intermodal	2.6	2.8	(0.2)	(7.1)
Logistics	0.4	0.4	—	—
Corporate	—	—	—	—

Total	3.0	3.2	(0.2)	(6.3)
Income (loss) from operations
Intermodal	64.1	43.9	20.2	46.0
Logistics	(2.5)	1.6	(4.1)	(256.3)
Corporate	(13.5)	(9.6)	(3.9)	40.6

Total	48.1	35.9	12.2	34.0
Interest (expense)/income	(1.9)	(0.8)	(1.1)	137.5
Loss on extinguishment of debt	—	1.8	(1.8)	(100.0)
Income taxes	18.1	13.0	5.1	39.2
Net income	$28.1	$20.3	$7.8	38.4%

Revenues. Revenues increased $87.8 million, or 9.3%, for the six months ended June 27, 2008 compared to the six months ended June 29, 2007. Intermodal segment revenues increased $65.4 million, reflecting increases in our Stacktrain, rail brokerage and cartage operations. Stacktrain revenues increased $45.7 million in the 2008 period compared to the 2007 period and reflected increases in all three Stacktrain lines of business. ARC revenues and container and chassis per diem revenues were comparable between periods. The period-over-period increases in the three Stacktrain lines of business were as follows:

•

The 6.3% increase in Stacktrain third-party domestic revenues reflected a 15.1% increase in revenues from our rail brokerage unit and growth in the PacerDirect product as well as modest increases from other intermodal marketing companies. The average fuel surcharge in effect during the 2008 period was 34.2% compared to a 18.9% during the 2007 period, resulting in a 13.5% increase in the average freight revenue per container. The increase in fuel surcharge revenues was substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation. Overall domestic volumes declined 4.0% compared to the 2007 period due primarily to softness in the market related to the general economic downturn. In addition, the inclement weather and floods in the Midwest during the second quarter of 2008, which resulted in a one week railroad embargo by the Union Pacific of Midwest traffic, and the brief work stoppage by independent owner-operators in Northern California contributed to the volume decline.

•

The 15.5% increase in automotive revenues reflected a 20.9% increase in the average freight revenue per container due to favorable customer and lane mix changes coupled with the increased fuel surcharge revenues (which again were substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation). Volumes declined 4.4% due primarily to reduced auto sales related to the economic downturn which resulted in a higher number of automotive plant shutdowns during the 2008 period.

•

The 24.6% increase in Stacktrain international revenues reflected a 9.4% increase in containers handled due to a combination of higher westbound export business and the addition of a new customer, coupled with a 13.9% increase in the average freight revenue per container due primarily to the increased fuel surcharge revenues (which again were substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation).

Rail brokerage revenues for the 2008 period were $13.8 million, or 6.9%, above the 2007 period due to a 9.5% increase in the average revenue per load, partially offset by a 2.4% decline in volumes related to the economic downturn and Midwest floods. The higher revenue per load was due primarily to higher fuel surcharges. Cartage revenues were $5.9 million, or 12.2%, above the 2007 period due primarily to increased intra-segment revenues from our Stacktrain and rail brokerage units. Use of our cartage unit by our Stacktrain and rail brokerage units will continue to be a management focus. All three cartage regions, West, East and Midwest, recorded increased revenues from the 2007 period.

Revenues in our logistics segment increased $22.4 million, or 11.6%, in the 2008 period compared to the 2007 period reflecting increased revenues in our international and truck services units, partially offset by reduced revenues in our warehousing and distribution, truck brokerage and supply chain services units. The 22.9% revenue increase in our international unit was due to strong export business coupled with increased agricultural shipments. Our truck services unit revenues increased 14.7% and included increases from owner/operator, brokerage and company truck operations as well as increased fuel surcharges (which partially offset increased fuel costs that could not be fully passed through to our customers). The warehousing and distribution unit’s revenues decreased 2.6% because of a customer moving into their own distribution center coupled with the closure of a container transload facility. The transload facility did not achieve anticipated volumes as a result of increased inland transportation costs. Our transload business will be handled at other existing facilities. Our truck brokerage unit recorded a revenue decrease of 4.0% due to the loss of a customer in late 2007 partially offset by increased shipments resulting from a new internal sales incentive program, and our supply chain services unit revenues decreased 1.4% also due to the loss of a customer.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $74.8 million, or 10.2%, in the 2008 period compared to the 2007 period. The intermodal segment’s cost of purchased transportation and services increased $48.4 million, or 8.4%, in the 2008 period compared to the 2007 period reflecting increases in Stacktrain, rail brokerage and cartage costs. The 11.6% increase in the cost per container for the Stacktrain operation resulted from increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, increased traffic on the BNSF railway, and costs associated with some rerouting required due to the Midwest floods. Local dray costs from the ramp to customer location increased $3.9 million in the 2008 period compared to the 2007 period due to the increase in PacerDirect product volumes and increased Stacktrain international volumes. In addition, repositioning costs increased $2.0 million for required container and chassis repositioning reflecting the imbalances in the network, as well as additional costs associated with the BNSF railroad network startup for Stacktrain. The increased cartage costs were related to the increased shipments noted above. Both cartage and rail brokerage costs increased due to increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, and changes in business mix.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment increased slightly from 22.6% in the 2007 period to 22.9% in the 2008 period. The increase was due to the increased fuel surcharge revenues mentioned above, substantially offset by increases in fuel costs from our underlying rail and other service providers, lower pricing to maintain equipment flow and minimize repositioning costs and increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

Cost of purchased transportation and services in our logistics segment increased $26.4 million in the 2008 period compared to the 2007 period reflecting increases in all business units except our warehousing and distribution and truck brokerage units. The overall transportation margin percentage for our logistics businesses decreased from 17.7% in the 2007 period to 13.9% in the 2008 period due primarily to excess capacity affecting our trucking units and higher purchased transportation and our inability to fully pass on higher fuel costs affecting our trucking and international units.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $0.5 million, or 0.8%, in the 2008 period compared to the 2007 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet of chassis and newer containers requiring less maintenance. At June 27, 2008, we had 1.0% or 299 more containers and 0.5% or 151 fewer chassis than at June 29, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 1.5%, in the 2008 period compared to the 2007 period. The increase was due primarily to a $5.6 million bonus accrual during the 2008 period compared to no accrual during the 2007 period combined with increased bad debt expenses at our rail brokerage and truck services units related to bankruptcies, and increased personal injury and cargo claims costs during the 2008 period at our truck services unit. Also contributing to the increase in the 2008 period was an arbitration settlement in the 2007 period reducing costs in the 2007 period in our supply chain services and corporate units. Partially offsetting these 2008 period increases were pre-tax costs in the 2007 period which did not recur in the 2008 period totaling $2.1 million for severance of approximately 70 personnel and exit activities, (allocated $1.0 million in the Logistics segment, $0.5 million in the Intermodal segment and $0.6 million in the corporate office). The 2008 period also had reduced labor costs and legal fees compared to the 2007 period. The average employment level for the 2008 period was 42 below the 2007 period. In addition, we incurred $0.7 million in the 2008 period compared to $1.3 million in the 2007 period for restricted stock awards under the 2006 Long-Term Incentive Plan.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million for the 2008 period compared to the 2007 period as a result of normal property retirements.

Income From Operations. Income from operations increased $12.2 million, or 34.0%, from $35.9 million in the 2007 period to $48.1 million in the 2008 period. Corporate expenses were $3.9 million above the 2007 period due to a $5.6 million bonus accrual in the 2008 period compared to none in the 2007 period, partially offset by the absence of $0.6 million of severance costs expensed during the 2007 period relating to our facility rationalization and severance program and reduced labor, restricted stock and legal expenses in the 2008 period.

Intermodal segment income from operations increased $20.2 million reflecting a $17.4 million increase in Stacktrain income from operations, a $1.4 million increase in cartage income from operations and a $1.4 million increase in rail brokerage income from operations. The Stacktrain increase was due to the increased revenues in all three Stacktrain lines of business and particularly from the international line of business with increased export traffic and an additional customer in the 2008 period. The increase in our cartage unit was due to additional business from our Stacktrain and rail brokerage units during the 2008 period compared to the 2007 period. The rail brokerage increase was due primarily to higher revenues coupled with reduced labor expenses during the 2008 period. The 2008 period also reflected the absence of $0.5 million in severance costs expensed during the 2007 period relating to our facility rationalization and severance program.

Logistics segment income from operations decreased $4.1 million to a loss of $2.5 million in the 2008 period compared to an income of $1.6 million in the 2007 period. The primary drivers of this decrease were excess capacity, declining prices and higher transportation and fuel costs affecting our trucking units. Our truck services unit also incurred increased personal injury and cargo claim costs during the 2008 period compared to the 2007 period. Partially offsetting this decline were legal settlements and reduced legal expense experienced in the 2008 period as well as lower labor and severance costs than the 2007 period resulting from our facility rationalization and severance program. We believe that the performance of the logistics segment will improve during the second half of 2008. Should this not occur, and segment operating losses continue, we may be required to record a charge, which could be material, for an impairment of goodwill for the logistics segment during the third or fourth quarter of 2008.

Interest (Expense)/Income. Interest expense, increased by $1.1 million for the 2008 period compared to the 2007 period. This increase reflects $1.6 million of interest income from an arbitration settlement that benefited the 2007 period and reduced interest expense ($0.5 million) in the 2008 period compared to the 2007 period from the lower average debt balance outstanding and reduced interest rates during the 2008 period. The outstanding debt balance at June 27, 2008 was $56.3 million compared to $83.0 million at June 29, 2007. The average interest rate during the 2008 period was 3.4% compared to 6.2% during the 2007 period.

Loss on Extinguishment of Debt. On April 5, 2007, we completed the refinancing of our term loan and revolving credit facility with a new $250 million, five-year revolving credit facility. See the discussion under “Liquidity and Capital Resources” below. Charges totaling $1.8 million were incurred due to the write-off of existing deferred loan fees related to the prior credit facility.

Income Tax Expense. Income tax expense increased $5.1 million in the 2008 period compared to the 2007 period because of higher pre-tax income in the 2008 period. The effective tax rate was comparable between periods.

Net Income. Net income increased by $7.8 million, or 38.4%, from $20.3 million in the 2007 period to $28.1 million in the 2008 period reflecting the higher income from operations (up $12.2 million) as discussed above, coupled with reduced interest expense (down $0.5 million), the absence during the 2008 period of the write-off of loan fees associated with the refinancing of debt ($1.8 million) and interest income from the settlement of an arbitration case ($1.6 million), both of which were recorded during the 2007 period. Net income in the 2008 period also reflected higher income tax expense (up $5.1 million) related to a higher pre-tax income.

Liquidity and Capital Resources

Cash generated by operating activities was $27.7 million and $43.1 million for the six months ended June 27, 2008 and June 29, 2007, respectively. The decrease in cash provided by operating activities was due primarily to the timing between periods of payouts for performance bonuses, discretionary incentive awards and severance payments, partially offset by a higher income from operations in the 2008 period. The 2008 period included cash expenditures for previously accrued 2007 performance bonus payments and 2008 discretionary incentive awards that did not occur in the 2007 period. In addition, the 2008 period incurred a higher payout for previously accrued severance than the 2007 period. The Del Monte arbitration settlement, which was received in the second quarter of 2007 reduced receivables and improved cash from operating activities in the 2007 period. Also contributing to the decreased cash flow from operating activities were $19.0 million of tax payments in the 2008 period compared to $15.7 million during the 2007 period. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain large cash balances and incur increased interest costs. However, because of favorable market conditions, we may from time to time repurchase common stock rather than reducing debt. We had working capital of $41.3 million and $45.6 million at June 27, 2008 and June 29, 2007, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of June 27, 2008 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$55.9	$—	$—	$55.9	$—
Capitalized lease obligation	0.4	0.2	0.2	—	—
Interest on long-term debt	9.0	2.4	4.8	1.8	—
Operating leases	408.3	85.7	146.3	104.0	72.3
Equipment obligations	17.5	5.5	3.3	3.3	5.4
Dividends	5.2	5.2	—	—	—
Volume incentives	7.9	7.9	—	—	—
APL IT agreement	124.3	10.7	21.8	22.3	69.5
SAP IT agreements	16.4	4.1	7.2	5.1	—
Other IT agreements	7.5	2.9	2.6	1.2	0.8
Human resources agreements	0.4	0.1	0.2	0.1	—
Income tax contingencies	4.1	3.5	0.6	—	—
Severance liability	1.0	1.0	—	—	—
Purchased transportation	29.2	29.2	—	—	—

Total	$687.1	$158.4	$187.0	$193.7	$148.0

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our former retail segment in 2000. Borrowings have also been made from time to time to finance the repurchase of common stock. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 595 53-foot containers and 825 53-foot chassis ordered, but yet to be financed, and 450 53-foot chassis to be purchased. We anticipate financing the equipment through operating leases, or in the case of purchased chassis, through cash on hand. The dividends reflected in the table were paid on July 10, 2008. Volume incentives relate to amounts payable to companies that ship on our Stacktrain unit that met certain volume shipping commitments for the year 2007. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.5 million. The SAP IT agreements reflect commitments for on-going maintenance and support. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and IT licensing and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions as of June 27, 2008. The severance liability relates to amounts remaining to be paid related to our 2007 severance and facility exit activities. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our reporting segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

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

Cash flows used in investing activities were $8.3 million and $1.5 million for the six months ended June 27, 2008 and June 29, 2007, respectively. The 2008 cash capital expenditures included $6.9 million for the SAP software project and $2.2 million for normal computer replacement items and leasehold improvements. During the 2008 period, we retired and sold primarily 48-ft. containers in our Stacktrain unit for proceeds of $0.8 million. The expenditures for the 2007 period were for normal computer replacement items.

On September 30, 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. The new system is expected to be implemented over the next 3 to 22 months and to require a total capital investment ranging from $30 million to $35 million (not reflected in the table above) over the course of the project. It is anticipated that these amounts will be financed from a combination of operating cash flows and borrowings under our revolving credit agreement. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited until such time as the SAP implementation project is completed. Accordingly, the table above assumes payments in respect of both the SAP IT agreement and the APL Limited agreement over the 5-year period even though we currently expect that the new SAP system will be operational and replace the APL system prior to the end of the 5-year period.

Cash flows used in financing activities were $16.3 million and $41.5 million for the 2008 and 2007 periods, respectively. During the 2008 period, we repaid $8.1 million on our revolving credit facility and $0.1 million of capital lease obligations related to the SAP software project, and paid $10.4 million for the fourth quarter 2007 and first quarter 2008 cash dividends. Options to purchase 220,565 shares of our common stock were exercised for total proceeds of $2.6 million. The excess tax benefit associated with the exercise of the options was $0.1 million. Also during the 2008 period, 18,918 shares of our common stock were surrendered for taxes due to the annual June 1, 2008 vesting of restricted stock. These shares were repurchased and retired for $0.4 million. During the 2007 period, we refinanced our prior bank revolving credit and term loan facility and the $59.0 million outstanding thereunder with a $250 million revolving credit facility (see the discussion below). In June 2007, we borrowed an additional $24.0 million under the facility, used with operating cash flows to repurchase 2,118,156 shares of our common stock (for $54.4 million) and for general corporate purposes. During the 2007 period, options to purchase 64,732 shares of our common stock were exercised for total proceeds of $0.7 million. The excess tax benefit associated with the exercise of the options was $0.2 million. Also during the 2007 period, we paid $11.2 million for the fourth quarter 2006 and first quarter 2007 cash dividends.

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

Borrowings under the 2007 Credit Agreement bear interest, at our option, at a base rate plus a margin between 0.0% and 0.5% per annum, or at a Eurodollar rate plus a margin between 0.625% and 1.75% per annum, in each case depending on our leverage ratio. The base rate is the higher of the prime lending rate of the administrative agent or the federal funds rate plus  1/2 of 1%. Our obligations under the 2007 Credit Agreement are guaranteed by all of our direct and indirect domestic subsidiaries and are secured by a pledge of all of the stock or other equity interests of our domestic subsidiaries and a portion of the stock or other equity interest of certain of our foreign subsidiaries.

The 2007 Credit Agreement also provides for letter of credit fees between 0.625% and 1.75%, and a commitment fee payable on the unused portion of the facility, which accrues at a rate per annum ranging from 0.125% to 0.350%, in each case depending on our leverage ratio.

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. We were in compliance with these covenants at June 27, 2008. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement.

At June 27, 2008, we had $172.7 million available under the 2007 Credit Agreement, net of $55.9 million outstanding and $21.4 million of outstanding letters of credit. At June 27, 2008, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 3.4% per annum.

During the 2008 period, the intermodal segment received 1,885 new primarily 53-ft. leased containers and 1,756 leased chassis and returned 1,101 48-ft. and 53-ft. leased containers and 582 leased and 493 owned chassis. During the 2007 period, the intermodal segment received 575 new 53-ft. leased containers and 926 leased chassis and returned 623 48-ft. and 53-ft. leased containers and 1,236 leased chassis.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). In FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retroactively. We are currently evaluating the impact of the adoption of FSP 03-6-1 on our disclosure of earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material impact on results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of SFAS No. 161, but due to our limited use of derivative instruments, it is not anticipated that the provisions of SFAS No. 161 will have a material impact on our results of operations or financial condition.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) will be effective for us on December 27, 2008 (the first day of our 2009 fiscal year). Based on acquisitions to date, we do not expect that the implementation of SFAS No. 141 (revised 2007) will have a material impact on our results of operations or financial condition.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent to be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 will be effective for us on December 27, 2008 (the first day of our 2009 fiscal year). We do not expect that the implementation of SFAS No. 160 will have a material impact on our results of operations or financial condition.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of June 27, 2008.

Based upon the average variable interest rate debt outstanding during the first six months of 2008, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.6 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock:

Issuer Purchases of Equity Securities

Period 1/	Total Number of Shares Purchased 2/	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 3/	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 3/
Month No. 1
(April 5, 2008 - May 2, 2008)	—	$—	—	$61.1 million
Month No. 2
(May 3, 2008 - May 30, 2008)	—	$—	—	$61.1 million
Month No. 3
(May 31, 2008 - June 27, 2008)	18,918	$21.54	—	$61.1 million

Total	18,918	$21.54	—	$61.1 million

1/	Represents the Company’s fiscal months.

2/	All 18,918 shares were surrendered to pay minimum tax liabilities on restricted stock vesting on June 1, 2008.

3/	The current Board authorization which allows the Company to repurchase in the aggregate $160.0 million of its common stock, of which $61.1 million remained available for repurchase at June 27, 2008 was due to expire on June 15, 2008, but was extended to June 15, 2009 at the May 6, 2008 Board of Directors meeting. The Company may make further share repurchases from time to time as market conditions warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Board of Directors is divided into three classes that serve staggered three-year terms. At the 2008 Annual Meeting of Shareholders of Pacer International, Inc. held on May 6, 2008, the shareholders elected the following persons to the Company’s Board of Directors. Mr. Coates was elected, by the votes indicated below, to serve until the 2010 Annual Meeting of Shareholders, or until his successor is elected and qualified. Mr. Rennard and Mr. Starzel were elected, by the votes indicated below, to serve until the 2011 Annual Meeting of Shareholders, or until their successors are elected and qualified.

Name	For	Withheld
J. Douglass Coates	29,469,930	628,068
Robert S. Rennard	29,628,115	469,883
Robert F. Starzel	29,622,830	475,168

Directors Andrew C. Clarke, Donald C. Orris, P. Michael Giftos and Michael E. Uremovich continued in office after the 2008 Annual Meeting of Shareholders.

By a vote of 30,024,411 for, 61,147 against and 12,440 abstaining, the shareholders ratified the Board of Director’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 26, 2008. There were no broker non-votes on this matter.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement, dated June 30, 2008, between Pacer International, Inc. and Daniel W. Avramovich. +

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 6, 2008	By:	/s/ M. E. Uremovich
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2008	By:	/s/ L.C. Yarberry
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated June 30, 2008, between Pacer International, Inc. and Daniel W. Avramovich.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.