Form 10-Q
period 2008-09-19
PACER INTERNATIONAL INC
filed 2008-10-29
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 19, 2008

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2008
Common stock, $.01 par value per share	34,929,120 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED SEPTEMBER 19, 2008

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 19, 2008	December 28, 2007
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$9.7	$6.7
Accounts receivable, net of allowances of $6.0 million and $4.6 million, respectively	228.4	205.3
Prepaid expenses and other	14.8	15.1
Deferred income taxes	5.8	4.3

Total current assets	258.7	231.4

Property and equipment
Property and equipment at cost	120.2	110.6
Accumulated depreciation	(67.0)	(69.2)

Property and equipment, net	53.2	41.4

Other assets
Goodwill	288.3	288.3
Other assets	14.1	13.0

Total other assets	302.4	301.3

Total assets	$614.3	$574.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$0.2	$—
Book overdraft	1.3	12.8
Accounts payable and other accrued liabilities	213.8	184.1

Total current liabilities	215.3	196.9

Long-term liabilities
Long-term debt and capital leases	44.3	64.0
Deferred income taxes	12.5	8.4
Other	2.0	2.1

Total long-term liabilities	58.8	74.5

Total liabilities	274.1	271.4

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,929,120 and 34,626,794 issued and outstanding at September 19, 2008 and December 28, 2007, respectively	0.4	0.4
Additional paid-in-capital	299.6	294.5
Retained earnings	40.3	7.9
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	340.2	302.7

Total liabilities and stockholders’ equity	$614.3	$574.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 19, 2008	Sept. 21, 2007	Sept. 19, 2008	Sept. 21, 2007
	(in millions, except share and per share data)
Revenues	$556.2	$489.3	$1,584.0	$1,429.3

Operating expenses:
Cost of purchased transportation and services	442.4	384.3	1,253.9	1,121.0
Direct operating expenses (excluding depreciation)	31.4	31.1	96.3	96.5
Selling, general and administrative expenses	52.2	49.1	152.5	147.9
Depreciation and amortization	1.5	1.5	4.5	4.7

Total operating expenses	527.5	466.0	1,507.2	1,370.1

Income from operations	28.7	23.3	76.8	59.2
Interest expense	(0.1)	(1.4)	(2.0)	(4.0)
Interest income	—	—	—	1.8
Loss on extinguishment of debt (Note 2)	—	—	—	(1.8)

Income before income taxes	28.6	21.9	74.8	55.2
Income taxes	8.2	8.5	26.3	21.5

Net income	$20.4	$13.4	$48.5	$33.7

Earnings per share (Note 7):
Basic:
Earnings per share	$0.59	$0.39	$1.40	$0.94

Weighted average shares outstanding	34,699,916	34,598,666	34,573,114	36,007,457

Diluted:
Earnings per share	$0.59	$0.38	$1.40	$0.93

Weighted average shares outstanding	34,847,401	34,901,086	34,728,999	36,384,941

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 19, 2008

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	(in millions, except share amounts)
Balance at December 28, 2007	34,626,794	$294.9	$7.9	$(0.1)	$302.7
Net income	—	—	48.5	—	48.5
Other comprehensive loss	—	—	—	—	—

Total comprehensive income	—	—	48.5	—	48.5
Common stock dividends, $0.15 per share	—	—	(15.7)	—	(15.7)
Stock based compensation	—	1.4	—	—	1.4
Tax benefit from stock based compensation	—	0.7	—	—	0.7
Issuance (forfeiture) of restricted stock	55,000	—	—	—	—
Issuance of com. stock upon exercise of options	266,365	3.0	—	—	3.0
Repurchase and retirement of common stock	(19,039)	—	(0.4)	—	(0.4)

Balance at September 19, 2008	34,929,120	$300.0	$40.3	$(0.1)	$340.2

Total comprehensive income for the nine months ended September 21, 2007 was $33.7 million. Total comprehensive income for the three months ended September 19, 2008 and September 21, 2007 was $20.4 million and $13.4 million, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 19, 2008	Sept. 21, 2007
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$48.5	$33.7

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4.5	4.7
Gain on sale of property and equipment	(0.9)	(0.6)
Deferred taxes	2.6	1.1
Loss on extinguishment of debt	—	1.8
Stock based compensation expense	1.4	2.5
Excess tax benefit from exercise of stock options	(0.2)	(0.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(23.1)	(3.8)
Prepaid expenses and other	0.3	6.9
Accounts payable and other accrued liabilities	17.6	28.9
Other	(0.8)	(0.9)

Net cash provided by operating activities	49.9	74.0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14.7)	(2.7)
Proceeds from sales of property and equipment	1.0	0.5

Net cash used in investing activities	(13.7)	(2.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under revolving line of credit agreement, net of debt issuance costs	(20.0)	73.1
Proceeds from exercise of stock options	3.0	1.3
Excess tax benefit from exercise of stock options	0.2	0.3
Dividends paid to shareholders	(15.6)	(16.4)
Repurchase and retirement of Pacer common stock	(0.4)	(71.1)
Debt and capital lease obligation repayment	(0.1)	(59.0)

Net cash used in financing activities	(32.9)	(71.8)

Effect of exchange rate changes on cash	(0.3)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	3.0	—
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	6.7	—

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9.7	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 19, 2008 and December 28, 2007 and for the three- and nine-month periods ended September 19, 2008 and September 21, 2007 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007 as filed with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The condensed consolidated financial statements as of September 19, 2008 and December 28, 2007 and for the three- and nine-month periods ended September 19, 2008 and September 21, 2007 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

The Company has made a reclassification to the 2007 Condensed Consolidated Statement of Cash Flows to conform to the 2008 presentation. The “book overdraft” within the accounts payable and other accrued liabilities line item has been reclassified from cash flows from financing activities to cash flows from operating activities in the amount of $6.8 million for the nine months ended September 21, 2007. The reclassification had no effect on the Company’s condensed consolidated income from operations, net income, financial position or the change in cash and cash equivalents.

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

Business and Industry Segments

Pacer is an asset-light logistics provider that facilitates the movement of freight by trailer or container using various modes of transportation. The Company provides these services through two operating segments; the “intermodal” segment and the “logistics” segment. The intermodal segment provides, through its Stacktrain, rail brokerage and cartage units, intermodal transportation services to transportation intermediaries, beneficial cargo owners, and international shipping companies. The logistics segment provides highway brokerage, truck services, supply chain services, freight forwarding, and warehousing and distribution services to a wide variety of end user customers.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At September 19, 2008 and December 28, 2007, accounts receivable included unbilled amounts of $24.5 million and $15.3 million, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 28, 2007	$(0.1)
Activity during 2008 (net of tax)	—

Balance at September 19, 2008	$(0.1)

Repurchases of Common Stock

The Company repurchased 19,039 shares at an average price of $21.54 per share during the nine-month period ended September 19, 2008 and repurchased a total of 2,838,635 shares at an average price of $24.99 per share during the nine-month period ended September 21, 2007. The current Board authorization which allows the Company to repurchase in the aggregate $160.0 million of its common stock, of which $60.1 million remains available for repurchase at September 19, 2008, will expire on June 15, 2009. The Company may make further share repurchases from time to time as market conditions warrant.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retroactively. The Company is currently evaluating the impact of the adoption of FSP 03-6-1 on the Company’s disclosure of earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the September 16, 2008 United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material impact on the Company’s results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 161, but due to the Company’s limited use of derivative instruments, it is not anticipated that the provisions of SFAS No. 161 will have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) will be effective for the Company on December 27, 2008 (the first day of the Company’s 2009 fiscal year). Based on acquisitions to date, the Company does not expect that the implementation of SFAS No. 141 (revised 2007) will have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent to be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 will be effective for the Company on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The Company does not expect that the implementation of SFAS No. 160 will have a material impact on its results of operations or financial condition.

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

NOTE 2. LONG-TERM DEBT AND CAPITAL LEASES

At September 19, 2008, the Company had $184.6 million available under the 2007 Credit Agreement (see below), net of $44.0 million outstanding and $21.4 million of outstanding letters of credit. At September 19, 2008, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 3.4% per annum. The Company repaid a net $20.0 million of borrowings under the Credit Agreement and $0.1 million of capital lease obligations during the nine-month period ended September 19, 2008.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Long-term debt and capital lease obligations are summarized as follows (in millions):

Sept. 19, 2008
2007 Credit Agreement (expires April 5, 2012)	$44.0
Capital lease obligations	0.5

Total	44.5
Less current portion of capital lease obligations	0.2

Long-term portion	$44.3

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

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. At September 19, 2008, the Company was in compliance with these covenants.

During the nine months ended September 19, 2008, the Company acquired $0.6 million of computer equipment under a capital lease related to the implementation of the SAP America, Inc. (“SAP”) enterprise suite of software applications and repaid $0.1 million of the obligation during the period. The net book value of equipment under capital lease is $0.5 million at September 19, 2008.

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. Through September 19, 2008, a total of $6.1 million has been expensed for the severance of 134 employees and the closure of four facilities. The table below shows activity for the nine-months ended September 19, 2008 (in millions).

	Costs of Facility Closings			Costs of Other Severance			Total
	Accrued	Paid	Bal.	Accrued	Paid	Bal.	Accrued	Paid	Bal.
Bal. at 12/28/07	$0.7	$0.6	$0.1	$5.3	$3.1	$2.2	$6.0	$3.7	$2.3
Activity	—	0.1	(0.1)	0.1	1.7	(1.6)	0.1	1.8	(1.7)

Bal. at 9/19/08	$0.7	$0.7	$—	$5.4	$4.8	$0.6	$6.1	$5.5	$0.6

All of these expenses are included in the Selling, General and Administrative line item of the Consolidated Statement of Operations for 2008 and 2007.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4. LONG-TERM INCENTIVE PLANS

On May 3, 2007, the shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which had been adopted by the Board of Directors in August 2006 subject to shareholder approval. The 2006 Plan expanded the range of equity-based incentive awards that may be issued to attract, retain, incentivize, and reward directors, officers, employees and consultants. The 2006 Plan gives the Company the ability to provide incentives through issuance of stock options, stock appreciation rights, restricted stock, performance awards and other stock-based awards. Up to 2,500,000 shares of common stock may be issued under the 2006 Plan.

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At September 19, 2008, 2,181,750 shares under the 2006 Plan were available for issuance.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the nine-month periods ended September 19, 2008 and September 21, 2007, respectively.

	Nine Months Ended
	September 19, 2008	September 21, 2007
Common Stock Options
Granted
@ $19.99 per share	—	12,000
Exercised
@ $5.00 per share	39,465	47,632
@ $10.00 per share	65,000	12,500
@ $12.50 per share	118,800	8,400
@ $13.74 per share	21,000	3,000
@ $15.00 per share	18,400	24,000
@ $15.78 per share	3,500	3,600
@ $16.18 per share	200	6,400
@ $19.54 per share	—	8,000
@ $19.66 per share	—	1,400
@ $25.75 per share	—	1,500

Subtotal	266,365	116,432
Canceled or Expired
@ $12.50 per share	—	25,200
@ $13.74 per share	—	2,000
@ $15.00 per share	—	36,000
@ $15.78 per share	25,000	5,400
@ $21.51 per share	6,000	—
@ $25.75 per share	—	14,000
@ $25.87 per share	—	1,500
@ $28.05 per share	—	31,000
@ $29.40 per share	—	10,000
@ 35.17 per share	—	6,000

Subtotal	31,000	131,100
Restricted Stock
Granted
@ $21.51 per share	62,000	—
@ $22.41 per share	—	83,000
@ $27.64 per share	—	195,000

Subtotal	62,000	278,000
Vested
@ $21.54 per share	58,500	—
@ $21.83 per share	1,125	—
@ $27.01 per share	—	48,750

Subtotal	59,625	48,750
Canceled or Expired
@ $22.41 per share	7,000	—
@ $27.64 per share	—	4,500

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

The Union Pacific Railroad has asserted two claims against us for retroactive and prospective rate adjustments for containers shipped on their railroad. Both claims are in an early stage of development. One claim has been submitted for arbitration before the American Arbitration Association (AAA), but an arbitrator has not yet been appointed. If we are unable to resolve the second claim, it may be submitted for arbitration before the AAA as well. The information available to us at this time does not indicate that it is probable that a liability has been incurred as of the quarter ended September 19, 2008, and we cannot make an estimate of the amount, or range of amounts, of any liability that would be incurred if one or both claims were resolved against our favor. Accordingly, we have not accrued any liability for these claims in our financial statements at and for the quarter ended September 19, 2008. Union Pacific’s calculation of the dollar amount of retroactive rate adjustments that it claims from us, which covers the period from January 1, 2005, through July 31, 2008, is approximately $78,000,000. We dispute these claims in their entirety and believe that we have meritorious defenses to them and that the Union Pacific Railroad is not entitled to any of the claimed rate adjustments. We intend to vigorously defend against these claims and pursue our other related rights and remedies.

At September 19, 2008, the Company had a commitment to acquire 220 53-ft. containers, 280 53-ft. chassis and 230 clean air trucks through operating leases and 450 53-ft. chassis to be purchased with operating cash flows. Delivery will take place during 2008.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents revenues generated by country or geographical area for the three-and nine-month periods ended September 19, 2008 and September 21, 2007 (in millions).

	Three Months Ended		Nine Months Ended
	Sept. 19, 2008	Sept. 21, 2007	Sept. 19, 2008	Sept. 21, 2007
United States	$493.9	$434.9	$1,417.7	$1,271.0
Foreign Revenues
Europe	15.8	11.0	40.9	30.8
Russia/China	11.7	6.9	30.1	25.1
Far East	9.6	7.4	25.4	18.3
Canada	5.3	4.7	14.6	14.1
Mideast	3.2	2.0	8.4	5.7
Mexico	2.9	10.5	8.5	32.5
Australia/New Zealand	2.6	1.2	8.9	5.0
South America	2.6	1.4	6.6	4.5
Africa	0.9	0.6	2.1	1.7
All Other	7.7	8.7	20.8	20.6

Total Foreign Revenues	$62.3	$54.4	$166.3	$158.3

Total Revenues	$556.2	$489.3	$1,584.0	$1,429.3

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

For the three- and nine-month periods ended September 19, 2008, the Company had one customer of the intermodal segment that generated 9.3% and 10.7% of the Company’s total revenues, respectively. The next largest contributing customer, also from the intermodal segment, generated 7.4% and 7.1% of total revenues for the three- and nine-month periods, respectively. For the three- and nine-month periods ended September 21, 2007, the Company had one customer of the intermodal segment that generated 9.7% and 10.5% of the Company’s total revenues, respectively. The next largest contributing customer, also from the intermodal segment, generated 6.2% of the Company’s total revenues for both the three- and nine-month periods of 2007.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and nine-month periods ended September 19, 2008 and September 21, 2007 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended September 19, 2008
Revenues	$430.2	$126.8	$—	$557.0
Inter-segment elimination	(0.1)	(0.7)	—	(0.8)

Subtotal	430.1	126.1	—	556.2
Income (loss) from operations	34.2	1.8	(7.3)	28.7
Depreciation	1.3	0.2	—	1.5
Capital expenditures 1/	4.8	0.7	0.1	5.6
3 Months ended September 21, 2007
Revenues	$386.0	$103.3	$—	$489.3
Inter-segment elimination	—	—	—	—

Subtotal	386.0	103.3	—	489.3
Income (loss) from operations 2/	25.8	1.9	(4.4)	23.3
Depreciation	1.3	0.2	—	1.5
Capital expenditures	0.6	0.4	—	1.0
9 Months ended September 19, 2008
Revenues	$1,242.5	$342.7	$—	$1,585.2
Inter-segment elimination	(0.2)	(1.0)	—	(1.2)

Subtotal	1,242.3	341.7	—	1,584.0
Income (loss) from operations	98.3	(0.7)	(20.8)	76.8
Depreciation	3.9	0.6	—	4.5
Capital expenditures 1/	13.3	2.1	0.3	15.7
9 Months ended September 21, 2007
Revenues	$1,132.9	$296.8	$—	$1,429.7
Inter-segment elimination	—	(0.4)	—	(0.4)

Subtotal	1,132.9	296.4	—	1,429.3
Income (loss) from operations 2/	69.7	3.5	(14.0)	59.2
Depreciation	4.1	0.6	—	4.7
Capital expenditures	1.6	1.1	—	2.7

1/	Cash capital expenditures includes a total of $3.7 million for the third quarter of 2008 related to hardware, software and services acquired in connection with the implementation of an enterprise suite of software applications licensed from SAP ($3.4 million in the intermodal segment, $0.2 million in the logistics segment and $0.1 in corporate). For the first nine months of 2008, cash capital expenditures includes a total of $11.6 million related to hardware, software and services acquired in connection with the implementation of the SAP enterprise suite of software applications licensed from SAP ($10.5 million in the intermodal segment and $0.8 million in the logistics segment and $0.3 million in corporate). In addition, at September 19, 2008, $1.1 million was accrued related to the SAP project.

2/	The third quarter of 2007 includes $2.4 million for severance and facility closure costs ($1.3 million in the intermodal segment, $0.6 million in the logistics segment and $0.5 million in corporate). The first nine months of 2007 includes $4.4 million for severance and facility closure costs ($1.7 million in the intermodal segment, $1.6 million in the logistics segment and $1.1 million in corporate).

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 19, 2008	Sept. 21, 2007	Sept. 19, 2008	Sept. 21, 2007
Numerator:
Net income (basic and diluted)	$20.4	$13.4	$48.5	$33.7

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,699,916	34,598,666	34,573,114	36,007,457
Effect of dilutive securities:
Stock options/restricted stock	147,485	302,420	155,885	377,484

Denominator for earnings per share-diluted	34,847,401	34,901,086	34,728,999	36,384,941

Earnings per share-basic	$0.59	$0.39	$1.40	$0.94

Earnings per share-diluted	$0.59	$0.38	$1.40	$0.93

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended September 19, 2008 and September 21, 2007, 259,024 shares and 319,655 shares were anti-dilutive, respectively. For the nine-month periods ended September 19, 2008 and September 21, 2007, 378,992 shares and 297,532 shares were anti-dilutive, respectively.

NOTE 8. INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of its 2007 fiscal year. As a result of the implementation, the Company recognized a $0.4 million increase to the reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. The amount of unrecognized tax benefit, including interest and penalties, as of the beginning of the Company’s 2007 fiscal year was $4.1 million relating to uncertain tax positions. The reserve decreased $3.5 million due to the resolution of open tax positions during the quarter ended September 19, 2008.

The total amount of unrecognized tax benefits, if recognized, that would reduce income tax expense and the effective tax rate is $0.6 million.

There was no accrued interest recognized related to unrecognized tax benefits in income tax expense for the three-month period ended September 19, 2008. The Company recognized $31,000 of accrued interest and no penalties related to unrecognized tax benefits in its income tax expense for the three-month period ended September 21, 2007 and $55,000 and $62,000 for the nine-month periods ended September 19, 2008 and September 21, 2007, respectively. The liability for the payment of interest decreased due to the reduction of the uncertain tax liability as of September 19, 2008.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report are discussed in Item 1A of the 2007 Annual Report and in this Quarterly Report on Form 10-Q and include:

•	general economic and business conditions;

•	the possibility of future goodwill impairment charges;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•	the loss of one or more of our major customers;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•

difficulties in maintaining or enhancing our information technology systems including potential delays and cost overruns in the implementation of an enterprise suite of software applications that we purchased in the fourth quarter of 2007;

•	changes in, or the failure to comply with, government regulations;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	increases in interest rates, or sudden and dramatic changes in fuel costs;

•	increases in our leverage;

•	our ability to successfully identify and implement process improvements and cost savings opportunities to improve our operating results;

•	our ability to integrate acquired businesses;

•	availability of qualified personnel; and

•	terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our 2007 Annual Report and in Part II – “Item 1A. Risk Factors” of this Quarterly Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and other filings with the SEC.

Executive Summary

During the third quarter of 2008, we continued to show improvement in our overall financial results with operating income of $28.7 million, which was 23.2% above the third quarter of 2007. Net income for the 2008 quarter was $20.4 million, or 52.2% above the 2007 quarter. During the 2008 quarter, we recorded a non-recurring $3.5 million tax benefit ($0.10 per share) related to the resolution of open tax positions.

Our intermodal segment recorded $34.2 million in operating income, with volumes for our Stacktrain unit’s operations declining due to the continuing impact of the economic downturn, the loss of a customer and aggressive price competition from other wholesale providers. However, we continue to grow the intermodal PacerDirect product and continue to increase traffic with the BNSF Railway. The higher fuel costs during the 2008 quarter resulted in a 41.4% average fuel surcharge compared to 21.2% average fuel surcharge during the 2007 quarter. This contributed to an 18.9% increase in the average freight revenue per container for our Stacktrain operation. The increase in fuel surcharge revenues was partially offset by higher fuel payments to our underlying rail carriers, however, due to timing of underlying contract provisions, fuel costs generally lag the timing of customer surcharges As a result of this lag, we expect our fuel costs and resulting costs of purchased transportation to increase in the fourth quarter of 2008.

Our logistics segment has shown improvement in a difficult economic environment, recording $1.8 million of operating income for the quarter compared to an operating loss during the prior quarter of 2008. All units within the logistics segment produced operating income for the 2008 quarter with the exception of our truck brokerage unit where we have invested in additional personnel to expand the service offerings of this unit. Higher labor costs associated with the implementation of this plan resulted in an operating loss for this unit.

For the first nine months of 2008, overall operating income was $76.8 million, 29.7% above the first nine months of 2007 and net income of $48.5 million was 43.9% above the 2007 period. The intermodal segment recorded $98.3 million in operating income, 41.0% above the first nine months of 2007. Our logistics segment recorded a $0.7 million operating loss during the 2008 period compared to a $3.5 million operating income during the 2007 period.

Our cash flows from operating activities were $49.9 million for the 2008 nine-month period compared to $74.0 million for the corresponding 2007 period that included the substantial benefit from a legal settlement in June 2007. We repaid $20.1 million of debt and paid $15.6 million of dividends during the 2008 period.

On September 30, 2007, we entered into a software license agreement with SAP under which an enterprise suite of software applications was licensed, including the latest release of SAP’s transportation management solution. During the first nine months of 2008, we incurred $11.6 million of cash capital expenditures, with an additional $1.0 million accrued in work-in-progress, and expensed $4.0 million related to the software project. In addition, we have capitalized $0.4 million of interest expense related to the SAP software project. During the third quarter of 2008, our rail brokerage, truck brokerage, supply chain services and international units began using the SAP accounting and finance functions. Our remaining business units are scheduled to begin using the accounting and finance capabilities of SAP by the end of the year. It is anticipated that the transportation management solution will be implemented during 2009.

On April 1, 2008, we commenced expanded service on the BNSF Railway which allowed our Stacktrain unit to begin full double stack service on the BNSF network. This intermodal service provides Pacer customers a choice of either the BNSF Railway or Union Pacific networks to meet their needs in a particular market or lane, as well as expanding our overall geographic intermodal network into new markets.

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

Goodwill. We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective December 29, 2001. SFAS No. 142 requires periodic testing for impairment and recognition of impairment losses under certain circumstances. We evaluate the carrying value of goodwill and recoverability annually, as well as during the year if events or circumstances occur that more likely than not reduce the fair value of the reporting units below their carrying value. This evaluation requires a comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The carrying amount of goodwill at September 19, 2008 assigned to our intermodal and logistics segments was $169.0 million and $119.3 million, respectively. As discussed under Results of Operations below, we may be required to record a goodwill impairment charge which could be material for our logistics segment during the fourth quarter of 2008 if the performance of that segment does not continue to improve, or the fair value of the logistics segment is reduced due to a continuing erosion in the Company’s total market capitalization as a result of the recent stock market turbulence.

Results of Operations

Three Months Ended September 19, 2008 Compared to Three Months Ended September 21, 2007

The following table sets forth our historical financial data by reportable segment for the three months ended September 18, 2008 and September 21, 2007 (in millions).

	2008	2007	Change	% Change
Revenues
Intermodal	$430.2	$386.0	$44.2	11.5%
Logistics	126.8	103.3	23.5	22.7
Inter-segment elimination	(0.8)	—	(0.8)	n.m.

Total	556.2	489.3	66.9	13.7
Cost of purchased transportation and services
Intermodal	335.4	300.2	35.2	11.7
Logistics	107.8	84.1	23.7	28.2
Inter-segment elimination	(0.8)	—	(0.8)	n.m.

Total	442.4	384.3	58.1	15.1
Direct operating expenses
Intermodal	31.4	31.1	0.3	1.0
Logistics	—	—	—	—

Total	31.4	31.1	0.3	1.0
Selling, general & administrative expenses
Intermodal	27.9	27.6	0.3	1.1
Logistics	17.0	17.1	(0.1)	(0.6)
Corporate	7.3	4.4	2.9	65.9

Total	52.2	49.1	3.1	6.3
Depreciation and amortization
Intermodal	1.3	1.3	—	—
Logistics	0.2	0.2	—	—
Corporate	—	—	—	—

Total	1.5	1.5	—	—
Income (loss) from operations
Intermodal	34.2	25.8	8.4	32.6
Logistics	1.8	1.9	(0.1)	(5.3)
Corporate	(7.3)	(4.4)	(2.9)	65.9

Total	28.7	23.3	5.4	23.2
Interest (expense)/income	(0.1)	(1.4)	1.3	(92.9)
Income taxes	8.2	8.5	(0.3)	(3.5)
Net income	$20.4	$13.4	$7.0	52.2%

Revenues. Revenues increased $66.9 million, or 13.7%, for the three months ended September 19, 2008 compared to the three months ended September 21, 2007. Intermodal segment revenues increased $44.2 million, reflecting increases in our Stacktrain, rail brokerage and cartage operations. Stacktrain revenues increased $32.1 million in the 2008 period compared to the 2007 period and reflected increases in all three Stacktrain lines of business. Avoided repositioning cost, or “ARC,” revenues (the incremental revenue to Pacer for moving international containers in domestic service) and container and chassis per diem revenues were comparable between periods. The quarter-over-quarter increases in the three Stacktrain lines of business were as follows:

•

The 11.3% increase in Stacktrain third-party domestic revenues reflected a 3.9% increase in revenues from our rail brokerage unit and growth in the PacerDirect product as well as revenue increases from other intermodal marketing companies. The average fuel surcharge in effect during the 2008 period was 41.1% compared to 21.2% during the 2007 period, resulting in a 12.7% increase in the average freight revenue per container. The increase in fuel surcharge revenues was partially offset by higher fuel payments to our underlying rail carriers, however, due to timing of underlying contract provisions, fuel costs generally lag the timing of customer surcharges. Overall domestic volumes declined 1.3% compared to the 2007 period due primarily to softness in the market related to the general economic downturn and aggressive price competition from other wholesale providers.

•

The 2.0% increase in automotive revenues reflected a 28.1% increase in the average freight revenue per container due to favorable customer and lane mix coupled with the increased fuel surcharge revenues. Volumes declined 20.4% due primarily to reduced auto sales related to the economic downturn which resulted in a higher number of automotive plant shutdowns during the 2008 period.

•

The 16.3% increase in Stacktrain international revenues reflected a 26.9% increase in the average freight revenue per container due primarily to the increased fuel surcharge revenues (which were substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation) coupled with an 8.4% decline in containers handled. The volume decline was due to the loss of one customer partially offset by increased volumes from other international customers.

Rail brokerage revenues for the 2008 period were $7.4 million, or 6.3%, above the 2007 period due to an 18.9% increase in the average revenue per load, partially offset by a 10.6% decline in volumes related to the economic downturn and loss of customers during the first six months of 2008. The higher revenue per load was due primarily to higher fuel surcharges. Cartage revenues were $4.7 million, or 17.4%, above the 2007 period due primarily to increased intra-segment revenues from our Stacktrain and rail brokerage units. Use of our cartage unit by our Stacktrain and rail brokerage units will continue to be a management focus. All three cartage regions, West, East and Midwest, recorded increased revenues from the 2007 period.

Revenues in our logistics segment increased $23.5 million, or 22.7%, in the 2008 period compared to the 2007 period reflecting increased revenues in all logistic segment business units. The 37.8% revenue increase in our international unit was due to strong export business. Our truck services unit revenues increased 16.8% and included increases from owner/operator, brokerage and company truck operations as well as increased fuel surcharges (which partially offset increased fuel costs that could not be fully passed through to our customers). Our truck brokerage unit recorded a revenue increase of 27.4% due to the combination of traffic generated from a program implemented in October 2007 for additional personnel to expand service offerings and to fuel surcharges, partially offset by the loss of a customer in late 2007. Our warehousing and distribution unit’s revenues increased 4.3% due primarily to more year-round warehousing business compared to the 2007 period. Our supply chain services unit revenues increased 1.4%.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $58.1 million, or 15.1%, in the 2008 period compared to the 2007 period. The intermodal segment’s cost of purchased transportation and services increased $35.2 million, or 11.7%, in the 2008 period compared to the 2007 period reflecting increases in Stacktrain, rail brokerage and cartage costs. The 19.9% increase in the cost per container for the Stacktrain operations resulted from increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, and increased traffic on the BNSF Railway. Local dray costs from the ramp to customer location increased $3.6 million in the 2008 period compared to the 2007 period due to the increase in door-to-door PacerDirect product volumes and to increased Stacktrain international volumes. In addition, repositioning costs increased $1.4 million for required container and chassis repositioning reflecting the imbalances in the network, as well as additional costs associated with the increased traffic on the BNSF Railway. The increased cartage costs were related to the increased shipments noted above. Both cartage and rail brokerage costs increased due to higher fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, and changes in business mix.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment declined slightly from 22.2% in the 2007 period to 22.0% in the 2008 period. The decrease was due to lower pricing to maintain equipment flow and minimize repositioning costs and increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes and increased traffic on the BNSF Railway. Also contributing to the decrease were increased fuel costs from our underlying rail and other service providers, substantially offset by increases in fuel surcharge revenues.

Cost of purchased transportation and services in our logistics segment increased $23.7 million, or 28.2%, in the 2008 period compared to the 2007 period reflecting increases in all business units. The overall transportation margin percentage for our logistics businesses decreased from 18.5% in the 2007 period to 14.9% in the 2008 period due primarily to excess capacity affecting our truck services and truck brokerage units and higher purchased transportation and fuel costs affecting our truck services, truck brokerage and international units.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, increased $0.3 million, or 1.0%, in the 2008 period compared to the 2007 period due primarily to higher container lease costs partially offset by lower equipment maintenance and repair costs related to a smaller fleet of chassis and newer containers requiring less maintenance. At September 19, 2008, we had 758, or 2.6%, more containers and 224, or 0.7%, fewer chassis than at September 21, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.1 million, or 6.3%, in the 2008 period compared to the 2007 period. The increase was due primarily to a $3.1 million performance incentive accrual during the 2008 period compared to no accrual during the 2007 period. We incurred higher costs on an employment level averaging 81 personnel higher in the 2008 period compared to the 2007 period including $1.6 million related to our SAP software project. The increased employment level during the 2008 period related to our efforts to increase the scope of our trucking operations as well as staffing associated with our SAP software project. These costs were substantially offset by pre-tax costs in the 2007 period which did not recur in the 2008 period totaling $2.4 million for severance and exit activities, (allocated $1.3 million in the intermodal segment, $0.6 million in the logistics segment and $0.5 million in the corporate office).

Depreciation and Amortization. Depreciation and amortization expenses were comparable between periods.

Income From Operations. Income from operations increased $5.4 million, or 23.2%, from $23.3 million in the 2007 period to $28.7 million in the 2008 period.

Intermodal segment income from operations increased $8.4 million reflecting a $4.7 million increase in Stacktrain income from operations, a $0.8 million increase in cartage income from operations and a $2.9 million increase in rail brokerage income from operations. The Stacktrain increase was due to increased revenues in all three Stacktrain lines of business, partially offset by reduced volumes related to the economic downturn. The increase in our cartage unit was due to additional business from our Stacktrain and rail brokerage units during the 2008 period compared to the 2007 period. The rail brokerage increase was due primarily to revenue increases and reduced labor expenses during the period. The 2008 period also reflected the absence of $1.3 million in severance costs expensed during the 2007 period relating to our facility rationalization and severance program.

Logistics segment income from operations decreased $0.1 million to an income of $1.8 million in the 2008 period compared to an income of $1.9 million in the 2007 period. The primary drivers of this decrease were excess capacity, declining prices and higher transportation and fuel costs affecting our truck services and truck brokerage units. Our investment in personnel to grow the truck brokerage operation also reduced income from operations during the 2008 period. The decline in income from operations from our supply chain services unit was due to the loss of a customer. Substantially offsetting these declines in income from operations was increased income from operations from our warehousing and distribution and international units. The segment also incurred $0.6 million less in severance costs during the 2008 period compared to the 2007 period resulting from our facility rationalization and severance program.

Corporate expenses were $2.9 million above the 2007 period due to a $3.1 million performance incentive accrual in the 2008 period compared to none in the 2007 period.

The recent economic slowdown could adversely affect the operating results of our two reporting segments. In addition, the decrease in the market price of our common stock resulting from the recent market turbulence has reduced our total market capitalization. Each of these factors adversely affects the fair value of our reporting units and, in the case of our logistics segment, this adverse effect could be material. We believe the performance of the logistics segment will continue to improve during the fourth quarter of 2008, as it did from the second to third quarters of 2008. However, if this does not occur, or if our stock price, which has declined since the end of the third quarter of 2008, remains at a depressed level or declines further resulting in continued deterioration in our total market capitalization, the fair value of the logistics segment could be significantly reduced, and we may be required to record a charge, which could be material, for an impairment of goodwill for the logistics segment during the fourth quarter of 2008. As of the date of this filing, management believes that the turbulence in the stock market has resulted in a market price for our common stock that is not indicative of the true value of our company’s reporting segments. Given the current performance of the company as a whole and the intermodal segment, in particular, and the improved performance of the logistics segment, coupled with a potential control premium that is not currently reflected in the company’s stock price, management believes that it is more likely than not that the fair value of the company’s reporting segments remains higher than their respective carrying values. However, no assurance can be given that this will continue to be the case.

Interest (Expense)/Income. Interest (expense)/income, decreased by $1.3 million for the 2008 period compared to the 2007 period. This decrease reflects the lower average debt balance outstanding during the 2008 period and to reduced interest rates. The outstanding debt balance at September 19, 2008 was $44.5 million compared to $73.9 million at September 21, 2007. The average interest rate during the 2008 period was 3.4% compared to 6.5% during the 2007 period. In addition, during the 2008 period, we capitalized $0.4 million of interest, for the first nine months of 2008, related to the SAP software project.

Income Tax Expense. Income tax expense decreased $0.3 million in the 2008 period compared to the 2007 period due to a $3.5 million reserve reduction, reducing tax expense, related to the resolution of open tax positions. This reduction was substantially offset by taxes on the higher level of pre-tax income during the 2008 period. The effective tax rate, excluding the reserve adjustment, was comparable between periods.

Net Income. Net income increased by $7.0 million, or 52.2%, from $13.4 million in the 2007 period to $20.4 million in the 2008 period reflecting the higher income from operations (up $5.4 million) as discussed above, coupled with reduced interest expense (down $1.3 million). Net income in the 2008 period also reflected lower income tax expense (down $0.3 million) related to the resolution of open tax positions partially offset by higher taxes on a higher pre-tax income.

Nine Months Ended September 19, 2008 Compared to Nine Months Ended September 21, 2007

The following table sets forth our historical financial data by reportable segment for the nine months ended September 19, 2008 and September 21, 2007 (in millions).

	2008	2007	Change	% Change
Revenues
Intermodal	$1,242.5	$1,132.9	$109.6	9.7%
Logistics	342.7	296.8	45.9	15.5
Inter-segment elimination	(1.2)	(0.4)	(0.8)	200.0

Total	1,584.0	1,429.3	154.7	10.8
Cost of purchased transportation and services
Intermodal	961.5	877.9	83.6	9.5
Logistics	293.6	243.5	50.1	20.6
Inter-segment elimination	(1.2)	(0.4)	(0.8)	200.0

Total	1,253.9	1,121.0	132.9	11.9
Direct operating expenses
Intermodal	96.3	96.5	(0.2)	(0.2)
Logistics	—	—	—	—

Total	96.3	96.5	(0.2)	(0.2)
Selling, general & administrative expenses
Intermodal	82.5	84.7	(2.2)	(2.6)
Logistics	49.2	49.2	—	—
Corporate	20.8	14.0	6.8	48.6

Total	152.5	147.9	4.6	3.1
Depreciation and amortization
Intermodal	3.9	4.1	(0.2)	(4.9)
Logistics	0.6	0.6	—	—
Corporate	—	—	—	—

Total	4.5	4.7	(0.2)	(4.3)
Income (loss) from operations
Intermodal	98.3	69.7	28.6	41.0
Logistics	(0.7)	3.5	(4.2)	(120.0)
Corporate	(20.8)	(14.0)	(6.8)	48.6

Total	76.8	59.2	17.6	29.7
Interest (expense)/income	(2.0)	(2.2)	0.2	(9.1)
Loss on extinguishment of debt	—	1.8	(1.8)	(100.0)
Income taxes	26.3	21.5	4.8	22.3
Net income	$48.5	$33.7	$14.8	43.9%

Revenues. Revenues increased $154.7 million, or 10.8%, for the nine months ended September 19, 2008 compared to the nine months ended September 21, 2007. Intermodal segment revenues increased $109.6 million, reflecting increases in our Stacktrain, rail brokerage and cartage operations. Stacktrain revenues increased $77.8 million in the 2008 period compared to the 2007 period and reflected increases in all three Stacktrain lines of business. ARC revenues and container and chassis per diem revenues were comparable between periods. The period-over-period increases in the three Stacktrain lines of business were as follows:

•

The 7.9% increase in Stacktrain third-party domestic revenues reflected an 11.0% increase in revenues from our rail brokerage unit and growth in the PacerDirect product as well as modest increases from other intermodal marketing companies. The average fuel surcharge in effect during the 2008 period was 36.6% compared to a 19.6% during the 2007 period, resulting in an 11.4% increase in the average freight revenue per container. The increase in fuel surcharge revenues was partially offset by higher fuel payments to our underlying rail carriers, however, due to timing of underlying contract provisions, fuel costs generally lag the timing of customer surcharges. Overall domestic volumes declined 3.1% compared to the 2007 period due primarily to softness in the market related to the general economic downturn and aggressive price competition from other wholesale providers. In addition, the inclement weather and floods in the Midwest during the second quarter of 2008, which resulted in a one week railroad embargo by the Union Pacific of Midwest traffic, and the brief work stoppage by independent owner-operators in Northern California, contributed to the volume decline.

•

The 11.1% increase in automotive revenues reflected a 22.7% increase in the average freight revenue per container due to favorable customer and lane mix changes coupled with the increased fuel surcharge revenues Volumes declined 9.5% due primarily to reduced auto sales related to the economic downturn which resulted in a higher number of automotive plant shutdowns during the 2008 period.

•

The 21.7% increase in Stacktrain international revenues reflected a 3.4% increase in containers handled due to a combination of higher westbound export business during the 2008 period, coupled with a 17.7% increase in the average freight revenue per container due primarily to the increased fuel surcharge revenues (which were substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation).

Rail brokerage revenues for the 2008 period were $21.2 million, or 6.7%, above the 2007 period due to a 12.8% increase in the average revenue per load, partially offset by a 5.4% decline in volumes related to the economic downturn, Midwest floods and loss of customers during the 2008 period. The higher revenue per load was due primarily to higher fuel surcharges. Cartage revenues were $10.6 million, or 14.1%, above the 2007 period due primarily to increased intra-segment revenues from our Stacktrain and rail brokerage units. Use of our cartage unit by our Stacktrain and rail brokerage units will continue to be a management focus. All three cartage regions, West, East and Midwest, recorded increased revenues from the 2007 period.

Revenues in our logistics segment increased $45.9 million, or 15.5%, in the 2008 period compared to the 2007 period reflecting increased revenues in all segment units with the exception of the supply chain services unit. The 28.1% revenue increase in our international unit was due to strong export business coupled with increased agricultural shipments. Our truck services unit revenues increased 15.4% and included increases from owner/operator, brokerage and company truck operations as well as increased fuel surcharges (which partially offset increased fuel costs that could not be fully passed through to our customers). The warehousing and distribution unit’s revenues were stable, increasing just 0.1%, due to more year-round warehousing business compared to the 2007 period partially offset by revenue reductions from a customer moving into their own distribution center and the closure of a container transload facility. The transload facility did not achieve anticipated volumes as a result of increased inland transportation costs. Our transload business is handled at other existing facilities. Our truck brokerage unit recorded a revenue increase of 5.1% due to traffic generated from a program implemented in October 2007 for additional personnel to expand service offerings and to fuel surcharges, partially offset by the loss of a customer in late 2007. Our supply chain services unit revenues decreased 0.4% also due to the loss of a customer.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $132.9 million, or 11.9%, in the 2008 period compared to the 2007 period. The intermodal segment’s cost of purchased transportation and services increased $83.6 million, or 9.5%, in the 2008 period compared to the 2007 period reflecting increases in Stacktrain, rail brokerage and cartage costs. The 14.2% increase in the cost per container for the Stacktrain operation resulted from increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, increased traffic on the BNSF Railway, and costs associated with some rerouting required due to the Midwest floods. Local dray costs from the ramp to customer location increased $7.4 million in the 2008 period compared to the 2007 period due to the increase in door-to-door PacerDirect product volumes and increased Stacktrain international volumes. In addition, repositioning costs increased $3.4 million for required container and chassis repositioning reflecting the imbalances in the network, as well as additional costs associated with the increased traffic on the BNSF Railway. The increased cartage costs were related to the increased shipments noted above. Both cartage and rail brokerage costs increased due to higher fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, and changes in business mix.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment increased slightly from 22.5% in the 2007 period to 22.6% in the 2008 period. The increase was due to the increased fuel surcharge revenues mentioned above, partially offset by increases in fuel costs from our underlying rail and other service providers, lower pricing to maintain equipment flow and minimize repositioning costs and increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

Cost of purchased transportation and services in our logistics segment increased $50.1 million in the 2008 period compared to the 2007 period reflecting increases in all business units except our warehousing and distribution unit. The overall transportation margin percentage for our logistics businesses decreased from 18.0% in the 2007 period to 14.3% in the 2008 period due primarily to excess capacity affecting our truck services and truck brokerage units, higher purchased transportation and our inability to fully pass on higher fuel costs affecting our truck services, truck brokerage and international units.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $0.2 million, or 0.2%, in the 2008 period compared to the 2007 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet of chassis and newer containers requiring less maintenance, substantially offset by higher container lease costs. At September 19, 2008, we had 2.6% or 758 more containers and 0.7% or 224 fewer chassis than at September 21, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $4.6 million, or 3.1%, in the 2008 period compared to the 2007 period. The increase was due to an $8.7 million performance incentive accrual during the 2008 period compared to no accrual during the 2007 period combined with $4.0 million incurred related to our SAP software project, increased bad debt expenses at our rail brokerage and truck services units related to customer bankruptcies, and increased personal injury and cargo claims costs during the 2008 period at our truck services unit. Also contributing to the increase in the 2008 period was an arbitration settlement in the 2007 period reducing costs in the 2007 period in our supply chain services and corporate units. Partially offsetting these 2008 period increases were pre-tax costs in the 2007 period which did not recur in the 2008 period totaling $4.4 million for severance of approximately 116 personnel and exit activities (allocated $1.6 million in the Logistics segment, $1.7 million in the Intermodal segment and $1.1 million in the corporate office). Employment levels between periods were comparable. In addition, we incurred $1.4 million in the 2008 period compared to $2.4 million in the 2007 period for stock based compensation.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million for the 2008 period compared to the 2007 period as a result of normal property retirements.

Income From Operations. Income from operations increased $17.6 million, or 29.7%, from $59.2 million in the 2007 period to $76.8 million in the 2008 period.

Intermodal segment income from operations increased $28.6 million reflecting a $22.1 million increase in Stacktrain income from operations, a $4.3 million increase in rail brokerage income from operations and a $2.2 million increase in cartage income from operations. The Stacktrain increase was due to the increased revenues in all three Stacktrain lines of business, partially offset by reduced volumes related to the economic downturn. The increase in our cartage unit was due to additional business from our Stacktrain and rail brokerage units during the 2008 period compared to the 2007 period. The rail brokerage increase was due primarily to higher revenues coupled with reduced labor expenses during the 2008 period. The 2008 period also reflected the absence of $1.7 million in severance costs expensed during the 2007 period relating to our facility rationalization and severance program.

Logistics segment income from operations decreased $4.2 million to a loss of $0.7 million in the 2008 period compared to an income of $3.5 million in the 2007 period. While income from operations increased in our warehousing and distribution, truck brokerage and international units, the income from operations of our truck services and supply chain services units declined. The decline in our truck services unit was due to excess capacity, declining prices and higher transportation and fuel costs affecting that unit. Our truck services unit also incurred increased personal injury and cargo claim costs during the 2008 period compared to the 2007 period. The decline in operating income from our supply chain services unit was due to the loss of a customer. Partially offsetting these declines were legal settlements and reduced legal expense experienced in the 2008 period as well as lower severance costs than the 2007 period resulting from our facility rationalization and severance program. Our investment in personnel to grow the truck brokerage operation also reduced income from operations during the 2008 period.

Corporate expenses were $6.8 million above the 2007 period due to an $8.7 million performance incentive accrual in the 2008 period compared to none in the 2007 period, partially offset by the absence of $1.1 million of severance costs expensed during the 2007 period relating to our facility rationalization and severance program and reduced stock based compensation expense in the 2008 period.

For a discussion of a potential goodwill impairment charge with respect to our logistics segment, see the analysis under the three months ended September 19, 2008 above.

Interest (Expense)/Income. Interest expense decreased by $0.2 million for the 2008 period compared to the 2007 period due to the combination of lower interest expense (down $1.8 million) and $1.6 million of interest income from an arbitration settlement that benefited the 2007 period. This interest expense decrease reflects the lower average debt balance outstanding during the 2008 period and to reduced interest rates. The outstanding debt balance at September 19, 2008 was $44.5 million compared to $73.9 million at September 21, 2007. The average interest rate during the 2008 period was 3.4% compared to 6.5% during the 2007 period. In addition, during the 2008 period, we capitalized $0.4 million of interest expense related to the SAP software project.

Loss on Extinguishment of Debt. On April 5, 2007, we completed the refinancing of our term loan and revolving credit facility with a new $250 million, five-year revolving credit facility. See the discussion under “Liquidity and Capital Resources” below. Charges totaling $1.8 million were incurred due to the write-off of existing deferred loan fees related to the prior credit facility.

Income Tax Expense. Income tax expense increased $4.8 million in the 2008 period compared to the 2007 period because of higher pre-tax income in the 2008 period. The 2008 period also reflects a $3.5 million reserve reduction, reducing tax expense, related to the resolution of open tax positions. This reduction was offset by taxes on the higher level of pre-tax income during the 2008 period. The effective tax rate, excluding the reserve adjustment, was comparable between periods.

Net Income. Net income increased by $14.8 million, or 43.9%, from $33.7 million in the 2007 period to $48.5 million in the 2008 period reflecting the higher income from operations (up $17.6 million) as discussed above, coupled with reduced interest expense (down $1.8 million), the absence during the 2008 period of the write-off of loan fees associated with the refinancing of debt ($1.8 million) and interest income from the settlement of an arbitration case ($1.6 million), both of which were recorded during the 2007 period. Net income in the 2008 period also reflected higher income tax expense (up $4.8 million) related to a higher pre-tax income and partially offset by the resolution of open tax positions.

Liquidity and Capital Resources

Cash generated by operating activities was $49.9 million and $74.0 million for the nine months ended September 19, 2008 and September 21, 2007, respectively. The decrease in cash provided by operating activities was due primarily to the timing between periods of payouts for performance incentives, discretionary incentive awards and severance payments, partially offset by a higher income from operations in the 2008 period. The 2008 period included cash expenditures for previously accrued 2007 performance incentive payments and 2008 discretionary incentive awards that did not occur in the 2007 period. In addition, the 2008 period incurred a higher payout for previously accrued severance than the 2007 period. An arbitration settlement, which was received in the second quarter of 2007 reduced receivables and improved cash from operating activities in the 2007 period. Also contributing to the decreased cash flow from operating activities were $24.6 million of tax payments in the 2008 period compared to $16.4 million during the 2007 period. The reduced tax payment in the 2007 period was due to a lower federal extension payment which was based on the timing of earnings during the year. Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures and dividends, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain large cash balances and incur increased interest costs. However, because of favorable market conditions, we may from time to time repurchase common stock rather than reducing debt. We had working capital of $43.4 million and $32.9 million at September 19, 2008 and September 21, 2007, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of September 19, 2008 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$44.0	$—	$—	$44.0	$—
Capitalized lease obligation	0.5	0.2	0.3	—	—
Interest on long-term debt	7.0	2.0	4.0	1.0	—
Operating leases	389.4	84.8	141.8	101.4	61.4
Equipment obligations	26.7	4.7	8.3	8.3	5.4
Dividends	5.2	5.2	—	—	—
Volume incentives	0.1	0.1	—	—	—
APL IT agreement	121.8	10.8	21.9	22.4	66.7
SAP IT agreements	15.3	3.9	7.2	4.2	—
Other IT agreements	6.5	2.5	2.2	1.6	0.2
Human resources agreements	0.4	0.1	0.2	0.1	—
Income tax contingencies	0.6	—	0.6	—	—
Severance liability	0.6	0.6	—	—	—
Purchased transportation	30.3	30.3	—	—	—

Total	$648.4	$145.2	$186.5	$183.0	$133.7

Our total long-term debt, as refinanced, was originally incurred to finance our recapitalization and acquisition of Pacer Logistics in 1999 and four acquisitions in our former retail segment in 2000. Borrowings have also been made from time to time to finance the repurchase of common stock. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis. In addition, each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. The equipment obligation is our estimate of operating lease payments on 220 53-foot containers, 280 53-foot chassis and 230 clean air trucks ordered, but yet to be financed, and 450 53-foot chassis to be purchased. We anticipate financing the equipment through operating leases, or in the case of purchased chassis, through cash on hand. The dividends reflected in the table were paid on October 10, 2008. Volume incentives relate to amounts payable to companies that ship on our Stacktrain unit that met certain volume shipping commitments for the year 2007. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.6 million. The SAP IT agreements reflect commitments for on-going maintenance and support. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and IT licensing and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions as of September 19, 2008. The severance liability relates to amounts remaining to be paid related to our 2007 severance and facility exit activities. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our reporting segments that is in process at quarter-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

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

Cash flows used in investing activities were $13.7 million and $2.2 million for the nine months ended September 19, 2008 and September 21, 2007, respectively. The 2008 cash capital expenditures included $11.6 million for the SAP software project and $3.0 million for normal computer replacement items and leasehold improvements. During the 2008 period, we retired and sold primarily 48-ft. chassis in our Stacktrain unit for proceeds of $1.0 million. The expenditures for the 2007 period were for normal computer replacement items.

On September 30, 2007, we entered into a software license agreement with SAP under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. We are in the process of implementing the new system throughout our company which is expected to be completed over the next 19 months. The new system is expected to require a total capital investment ranging from $30 million to $35 million (not reflected in the table above) over the course of the project, of which $11.6 million has been incurred through the third quarter of 2008. It is anticipated that these amounts will be financed from a combination of operating cash flows and borrowings under our revolving credit agreement. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited until such time as the SAP implementation project is completed. Accordingly, the table above assumes payments in respect of both the SAP IT agreement and the APL Limited agreement over the 5-year period even though we currently expect that the new SAP system will be operational and replace the APL system prior to the end of the 5-year period.

During the third quarter of 2008, our rail brokerage, truck brokerage, supply chain services and international units began using the SAP accounting and finance functions. Our remaining business units are scheduled to begin using the accounting and finance capabilities of SAP by the end of the year.

Cash flows used in financing activities were $32.9 million and $71.8 million for the 2008 and 2007 periods, respectively. During the 2008 period, we repaid $20.0 million on our revolving credit facility and $0.1 million of capital lease obligations related to the SAP software project, and paid $15.6 million for cash dividends. Options to purchase 266,365 shares of our common stock were exercised for total proceeds of $3.0 million. The excess tax benefit associated with the exercise of the options was $0.2 million. Also during the 2008 period, 19,039 shares of our common stock were surrendered for payment of employee taxes due to the annual June 1, 2008 vesting of restricted stock. These shares were retired, thereby reducing stockholders’ equity by $0.4 million. During the 2007 period, we refinanced our prior bank revolving credit and term loan facility and the $59.0 million outstanding thereunder with a $250 million revolving credit facility (see the discussion below). During the 2007 period, we borrowed an additional net $14.9 million under the facility, used with operating cash flows to repurchase 2,838,635 shares of our common stock (for $71.1 million) and for general corporate purposes. During the 2007 period, options to purchase 116,432 shares of our common stock were exercised for total proceeds of $1.3 million. The excess tax benefit associated with the exercise of the options was $0.3 million. Also during the 2007 period, we paid $16.4 million for cash dividends.

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

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. We were in compliance with these covenants at September 19, 2008. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement.

At September 19, 2008, we had $184.6 million available under the 2007 Credit Agreement, net of $44.0 million outstanding and $21.4 million of outstanding letters of credit. At September 19, 2008, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 3.4% per annum.

We do not anticipate any covenant or funding problems under our 2007 Credit Agreement due to the current economic downturn or as a result of the recent liquidity and other adverse factors affecting the banking and finance sectors or the recent stock market turbulence occurring in October 2008.

During the 2008 period, the intermodal segment received 2,698 new primarily 53-ft. leased containers and 2,276 leased chassis and returned 1,254 48-ft. and 53-ft. leased containers and 1,426 leased and 576 owned chassis. During the 2007 period, the intermodal segment received 1,545 new 53-ft. leased containers and 1,066 leased chassis and returned 1,392 48-ft. and 53-ft. leased containers and 1,710 leased and owned chassis.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retroactively. We are currently evaluating the impact of the adoption of FSP 03-6-1 on our disclosure of earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the September 16, 2008 United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 will not have a material impact on our results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) will be effective for us on December 27, 2008 (the first day of our 2009 fiscal year). Based on acquisitions to date, we do not expect that the implementation of SFAS No. 141 (revised 2007) will have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent to be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 will be effective for us on December 27, 2008 (the first day of our 2009 fiscal year). We do not expect that the implementation of SFAS No. 160 will have a material impact on our results of operations or financial condition.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 19, 2008.

Based upon the average variable interest rate debt outstanding during the first nine months of 2008, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.6 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. As previously discussed, in September 2007 we acquired an enterprise suite of software applications from SAP that will provide an integrated, streamlined platform across business units and provide better management information, eliminate duplicated work effort and enhance customer service and communications. During the quarter ended September 19, 2008, we converted some of our business units to the accounting modules of the SAP software. This conversion will continue for the next few months as we convert all of our business units to the SAP accounting modules. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls over financial reporting. These control changes include the automation of access controls and segregation of duties that were previously accomplished with manual processes. The conversion to the SAP accounting system was undertaken as part of an SAP project to integrate systems and improve information and process flow, and not in response to any actual or perceived deficiencies in our internal control over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the quarter ended September 19, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A.	RISK FACTORS.

In addition to the information on risk factors set forth in Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I – “Item 1A. Risk Factors” to the Company’s 2007 Annual Report, investors should carefully consider the following risk. Except as set forth below, there have been no material changes from the risk factors previously described in Pacer’s 2007 Annual Report on Form 10-K.

Clean truck requirements at the Ports of Los Angeles and Long Beach which became effective on October 1, 2008 and other California tractor emissions requirements could adversely affect our business and profitability.

On October 1, 2008, the ports of Los Angeles and Long Beach began implementing clean truck plans that ban the use of pre-1989 trucks in the ports, require trucks accessing the ports to comply with phased-in emission standards and require trucking companies accessing the ports to sign concession agreements that impose a number of conditions. On November 1, 2008, the ports are scheduled to begin charging shippers a $70 per container fee for each 40-foot or longer container ($35 per 20-foot container) in and out of the ports for trucks that do not meet 2007 emissions standards. These port programs affect our cartage and warehousing and distribution operations. We are currently considering programs that would add to our owner-operator fleet new trucks that comply with 2007 emission standards in order to avoid the per container fee to be assessed by the ports. Among other increased costs, we may have to pay the owner-operators higher fees for their services due to expected demand for the limited supply of 2007 tractors and the owner-operators’ need and desire to recover the increased lease or acquisition cost of such tractors. Our ability to meet our customers’ requirements, maintain our competitive position and preserve our profitability would be adversely impacted if we are unable to bring a sufficient number of emission-compliant trucks into our contractor fleet. Furthermore, our profitability will also be adversely affected if we are unable to collect higher charges from our customers to cover our increased costs.

In addition, the port of Los Angeles plan has a requirement that would require trucking companies to increase the percentage of employee drivers servicing the port of Los Angeles from 20% by December 31, 2009 to 100% by December 31, 2013. While this and other provisions of the port of Los Angeles plan are being litigated, should this element of the port plan remain in effect, we would either have to change from our current owner-operator structure to an employee driver structure to service the port of Los Angeles or cease business at this location. Operating an employee fleet to service the port of Los Angeles and an independent owner-operator fleet for the rest of our local transportation network could result in operational inefficiencies, increased costs, and reduced profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock:

Issuer Purchases of Equity Securities

Period 1/	Total Number of Shares Purchased 2/	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs 3/	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs 3/
Month No. 1 (June 28, 2008 - July 25, 2008)	121	$21.83	—	$61.1 million
Month No. 2 (July 26, 2008 - August 22, 2008)	—	$—	—	$61.1 million
Month No. 3 (August 23, 2008 - Sept. 19, 2008)	—	$—	—	$61.1 million

Total	121	$21.83	—	$61.1 million

1/	Represents the Company’s fiscal months.

2/	All 121 shares were surrendered to pay minimum tax liabilities on restricted stock vesting in July, 2008.

3/	The current Board authorization which allows the Company to repurchase in the aggregate $160.0 million of its common stock, of which $61.1 million remained available for repurchase at September 19, 2008 will expire on June 15, 2009. The Company may make further share repurchases from time to time as market conditions warrant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: October 29, 2008	By:	/s/ M. E. Uremovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2008	By:	/s/ B.C. Kane
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