Form 10-K
period 2008-12-26
PACER INTERNATIONAL INC
filed 2009-02-17
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes            No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes            No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes            No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $744,300,022 at June 27, 2008 (based on the NASDAQ National Market closing price on that date). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates. On February 3, 2009, the registrant had 34,940,620 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the 2009 annual meeting of shareholders to be held on May 5, 2009 which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 26, 2008, have been incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

General Information

In this Annual Report on Form 10-K, “our company,” “Pacer International,” “we,” “us” and “our” refer to Pacer International, Inc., and its consolidated subsidiaries, and “Pacer Logistics” refers to our former subsidiary Pacer Logistics, Inc., which merged into Pacer International, Inc., on May 31, 2003. Our subsidiary that provides intermodal equipment and arranges rail transportation operates under the name Pacer Stacktrain and is referred to as “Stacktrain” or “Pacer Stacktrain” in this Annual Report on Form 10-K. References to our intermodal segment operations include our Stacktrain operations, our local cartage operations (also referred to as local trucking and drayage) conducted through our subsidiary Pacer Cartage, Inc., and our intermodal marketing operations (also referred to as rail brokerage) conducted through our subsidiary Pacer Transportation Solutions, Inc., formerly known as Pacer Global Logistics, Inc. and is referred to as “Pacer Transportation Solutions” in this Annual Report on Form 10-K. References to our logistics segment operations include our businesses providing highway brokerage, truck services, international freight forwarding, supply chain management services and warehousing and distribution services. Our highway brokerage and supply chain management services are conducted through our Pacer Transportation Solutions subsidiary; our warehousing and distribution services and associated port drayage are conducted through our subsidiaries Pacer Distribution Services, Inc., and PDS Trucking, Inc.; our international freight forwarding operations are conducted through our subsidiaries RF International, Ltd., and Ocean World Lines, Inc.; and our truck services operations are conducted through our subsidiaries Pacer Transport, Inc., and S&H Transport, Inc. Statements in this Annual Report on Form 10-K as to our size or position relative to our competitors are based on revenues.

Special Note Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits and synergies to be obtained from any future acquisitions. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “plan”, “may”, “should”, “will”, “would”, “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•	general economic and business conditions, including the length and severity of the current economic recession;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•

difficulties in maintaining or enhancing our information technology systems including potential delays and cost overruns in the implementation of an enterprise suite of software applications that we purchased in the fourth quarter of 2007;

•	the loss of one or more of our major customers;

•	the effect of the current economic recession and credit market disruption on our customers, including reduced transportation needs and an inability to pay us on time or at all;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our current contracts as these expire (including Union Pacific, expiring in 2011, and CSX Intermodal, expiring in 2014);

•	the possibility of future goodwill impairment charges;

•	changes in, or the failure to comply with, government regulations;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	changes in international and domestic shipping patterns;

•	availability of qualified personnel;

•	increases in interest rates;

•	increases in our leverage;

•	our ability to integrate acquired businesses; and

•	terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated or implied by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

Part I.

ITEM 1. BUSINESS

Overview

We are a leading asset-light North American transportation and logistics services provider. Within North America, we operate one of the largest intermodal services networks and facilitate the movement of freight containers and trailers using two or more modes of transportation. We also provide complementary logistics services to our customers that allow us to cross sell between our intermodal and logistics segments. We focus our business on our core intermodal products, with sales from our intermodal segment representing approximately 80% of our total revenues. We believe that our competitive advantages include:

•	our operation of one of the largest intermodal networks and equipment fleets in North America;

•	our ability to pass volume rate savings and economies of scale to our customers;

•	our opportunity to cross-sell services to existing and potential customers;

•	a comprehensive portfolio of transportation and logistics services;

•	the flexibility to tailor services to our customers’ needs in rapidly changing freight markets; and

•	the ability to provide reliable and consistent services.

We provide transportation and logistics services to numerous Fortune 500 and multi-national companies, including Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Toyota and ConAgra, which named companies together represented approximately 18.7% of our revenues for the fiscal year ended December 26, 2008, as well as to numerous third party transportation companies, including intermodal marketing companies.

We utilize an asset-light strategy by which we seek to limit our investment in equipment and facilities and reduce working capital requirements through arrangements with transportation carriers and equipment providers. This strategy provides us with access to freight terminals and facilities and control over transportation-related equipment without owning significant assets.

In our intermodal segment, our contractual arrangements with our underlying rail carriers and local trucking or drayage companies generally do not require us to pay for rail or truck transportation services that are not needed to service our customers’ shipping needs. We can leverage our controlled intermodal equipment and network so our customers can have access to capacity and transportation at competitive rates.

In our logistics segment, our contractual arrangements with ocean carriers, truck carriers and equipment providers also generally do not require us to purchase or pay for carrier services or for equipment usage or availability that are not required to service our customers’ shipping needs. We believe that this is customary in the non-asset based highway brokerage industries in which our logistics segment competes. Also, our trucking services units utilize independent owner-operators, who own and operate their own equipment, to provide truck transportation for our customers, and our agreements with these owner-operators do not require us to pay for truck services or for equipment usage or availability that are not actually used to transport our customers’ goods. We believe that our non-asset based competitors in the trucking services sector utilize a similar model.

Available Information

We file or furnish with or to the Securities and Exchange Commission (“SEC”) our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to shareholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.pacer.com, as soon as reasonably practical after we electronically file or furnish such material with or to the SEC. Information contained on our website is not part of this Annual Report on Form 10-K or of any registration statement that incorporates this Annual Report on Form 10-K by reference.

Our Service Offerings

We provide our transportation services from two operating segments, our intermodal segment, which provides intermodal transportation services principally to transportation intermediaries, beneficial cargo owners (end-user customers) and international shipping companies who utilize intermodal transportation, and our logistics segment, which provides truck brokerage, truck transport (including specialized haulage), supply chain management services, freight forwarding, ocean shipping and warehousing and distribution services to a wide variety of end-user customers.

Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which nearly always include rail and truck segments. The intermodal segment consists of our Stacktrain unit which provides ramp-to-ramp and door-to-door services to third party customers (such as intermodal marketing companies and brokers), our Rail Brokerage unit which provides door-to-door services to beneficial cargo owners, and our Cartage unit which provides service between the customer’s door, ports and rail ramps.

Our logistics segment consists of the following business units: Highway Brokerage; Truck Services; International Shipping; Non-Vessel Operating Common Carrier (“NVOCC”) and Freight Forwarding Services; Warehousing and Distribution Services; and Supply Chain Management Services.

Both segments have dedicated management teams and offer different but related products and services. Information about our segments, including revenues, income from operations, and geographic information, is included in Note 8 to the notes to consolidated financial statements included in this report.

Intermodal Services

Rail Brokerage

Our intermodal marketing unit, which is a division of our Pacer Transportation Solutions subsidiary, arranges for and optimizes the movement of our end-user customers’ freight in containers and trailers throughout North America using truck and rail transportation. We provide box capacity, drayage capacity, door-to-door shipment management and high quality customer service for our intermodal customers. We arrange for a container or trailer shipment to be picked up at origin by truck (using either our cartage services or other truck carriers directly) and transported to a site for loading onto a train. The shipment is then transported via railroad (using either our Stacktrain services or rail carriers directly) to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded from the train and is available for pick-up, we arrange for the shipment to be transported by truck (using either our Cartage services or other truck carriers directly) to the final destination. We provide customized electronic tracking and analysis of charges and our own negotiated rail, truck and intermodal rates, and we determine the optimal routes. We also track and monitor shipments in transit, consolidate billing, handle claims of freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the process. Our rail brokerage operations are based in Rutherford, NJ, Dublin, OH, and Jacksonville, FL. Our experienced transportation personnel are responsible for operations, customer service, management information systems and our relationships with the rail carriers.

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

Stacktrain

Our Stacktrain unit has been a leader in the development and use of double-stack intermodal equipment and methodologies. Double-stack intermodal transportation consists of the movement of cargo containers stacked two high on special railcars, which significantly improves the efficiency of our service by increasing capacity at a low incremental cost without sacrificing quality of service. We are a major non-railroad provider of intermodal rail service in North America. We sell intermodal service primarily to intermodal marketing companies, truck brokerage companies, truckload carriers, large automotive intermediaries and international shipping companies, as well as to our own wholly-owned internal intermodal marketing company, which we refer to in this Form 10-K as our Rail Brokerage unit. We offer both ramp-to-ramp services (rail only services) as well as a door-to-door service offering called PacerDirect. We compete primarily with rail carriers and other private intermodal equipment and service providers and with over-the-road full truckload service providers.

Through multi-year contracts and other operating arrangements with North American railroads, including Union Pacific, Burlington Northern Santa Fe, CSX, KCSM in Mexico, and Canadian National Railroad, we have access to over a 100,000-mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. These contracts and arrangements provide for, among other things, competitive rates, minimum service standards, capacity assurances, priority handling and the utilization of nationwide terminal facilities.

We maintain an extensive fleet of double-stack railcars, containers and chassis, substantially all of which are leased. As of December 26, 2008, our equipment fleet consisted of 1,849 double-stack railcars, 28,681 containers and 29,904 chassis (steel frames with rubber tires used to transport containers over the highway). In addition, through arrangements with APL Limited and other shipping companies, we provide customers with access to a large fleet of smaller International Standards Organization (“ISO”) international containers, allowing us to provide additional transportation capacity using these containers as they are being repositioned from destinations within North America back to the West Coast. Our fleet, combined with ocean shipping companies’ ISO containers, makes us a major provider of capacity in all container sizes.

The size of our leased and owned equipment fleet (as well as the smaller ISO international container westbound fleet), the frequent departures available to us through our rail contracts and the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements, which we believe gives us an advantage in attaining, at a competitive price, the responsiveness and reliability required by our customers. In addition, our access to information technology enables us to continuously track containers, chassis and railcars throughout our transportation network. Through our equipment fleet and arrangements with rail carriers, we can control the equipment used in our intermodal operations and employ full-time personnel on-site at many terminals to ensure close coordination of the services provided at these facilities.

Local Cartage

Our subsidiary, Pacer Cartage, Inc., provides local truck transportation (also called local cartage or drayage) largely in and around major U.S. cities, rail ramps and ports. We contract with independent trucking owner operators and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers for the interchange and use of equipment supplied by these providers. This network allows us to supply door-to-door transportation across the country for shippers, ocean carriers and transportation intermediaries. Currently approximately 880 owner-operator trucks are under contract with us to haul freight for our local cartage operations.

Logistics Services

Highway Brokerage

Through our highway brokerage unit, which is a division of our Pacer Transportation Solutions subsidiary, we arrange the movement of freight in containers or trailers by truck using a nationwide network of over 10,000 independent trucking companies. By utilizing our aggregate volumes to negotiate rates, we are able to provide quality service at attractive prices. We provide highway brokerage services throughout North America through our customer service centers in Rutherford, NJ, and Dublin, OH, and our network of independent agents and agencies. We manage all aspects of these services for our customers, including selecting qualified carriers, negotiating rates, tracking shipments, billing, and resolving disputes.

Truck Services

Our separate truck services unit, Pacer Transport, Inc., provides dry van, flatbed and specialized heavy-haul trucking services on behalf of our customers. We provide these trucking services through independent agents and contractors who operate approximately 500 trucks equipped with van, flatbed and heavy-haul trailers. We also operate approximately 100 company-owned trucks.

International Freight Forwarding and NVOCC Services

As an international freight forwarder, our subsidiary, RF International, Ltd., provides freight forwarding and customs brokerage services that involve transportation of freight into or out of the United States. As a non-vessel operating common carrier (NVOCC), our subsidiary Ocean World Lines, Inc., manages international shipping for our customers and provides or connects them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 1,000 clients internationally through offices in Lake Success, NY, Norfolk, VA, Chicago, IL, Seattle, WA, San Francisco, CA, Los Angeles, CA, Miami, FL, Dublin, OH, Cincinnati, OH, and regional offices in Hamburg, Germany, and Ipswich, U.K., and approximately 100 agents worldwide.

As a NVOCC, we arrange the transportation of our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain directly from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and arrange transportation to the final destination. At the destination port, acting directly or through our agent, we deliver the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers generally require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period. The aggregate amount of such damages that we have been required to pay in the past has not been material, however, and management believes that such contract terms will not have a material adverse effect on our operating results in the future.

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

Warehousing and Distribution

Our warehousing and distribution unit, Pacer Distribution Services, Inc., primarily specializes in servicing the needs of importers looking to move their goods in a timely and efficient manner, either directly to a retailer or to an inland distribution point. To accomplish this objective and deliver superior service to our import customers, we operate multiple facilities in the Los Angeles area that occupy approximately 800,000 square feet. All of these facilities are located within 18 miles of the Southern California ports, making possible a timely and efficient flow of ocean containers to and from our warehouses. To further improve the quality of service and expedite the delivery of ocean freight, our subsidiary, PDS Trucking, Inc., manages a trucking fleet of over 100 owner-operators, many of whom service the Southern California ports on a daily basis. To help our customers reduce their import costs, we have extended the hours of operation of our harbor trucking fleet to take maximum advantage of the program implemented by the Ports of Los Angeles and Long Beach to encourage the movement of cargo at night and on weekends to reduce truck traffic during peak daytime hours.

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

Supply Chain Management

We use the information from our advanced information system to provide consulting and supply chain management services to our customers. These specialized services, offered through our Pacer Transportation Solutions subsidiary, allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their materials and inventory throughout their supply chain. We provide infrastructure and equipment, integrated with our customers’ existing systems, to handle distribution planning, just-in-time delivery and automated ordering. We also manage warehouses, distribution centers and other facilities for selected customers and consult on identifying bottlenecks in our customers’ supply chains by analyzing freight patterns and costs, optimizing facility locations and developing internal policies and procedures. We leverage these capabilities to drive additional volume to our other service offerings.

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

Pursuant to a long-term information technology services agreement, APL Limited provides us with the computers, software and other information technology services necessary for the operation of and accounting for our Stacktrain business. We paid an annual fee of $10.6 million in 2008 to APL Limited under this agreement (of which $3.4 million has been subject to a 3% compounded annual increase since May 2003). This agreement with APL Limited has a term expiring in May 2019, and is cancelable by us on 120 days notice without penalty.

To further enhance our information technology capabilities, on September 30, 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”), for an enterprise suite of applications, including the latest release of SAP’s Transportation Management Solution. Under the agreement, we were granted a perpetual license for the suite of SAP software. Total capital expenditures were $17.5 million (including an accrual of $0.9 million) in 2008 and $10.6 million in 2007 (including the license fee and other expenditures), with an additional $5.8 million recorded in 2008 operating expenses. In addition, capital lease obligations of $0.8 million related to the project were recorded in 2008. No capital lease obligations were recorded in 2007.

The new system is expected to provide an improved integrated, streamlined platform across all business units, provide better information management, eliminate duplicated work effort and dispersed data, and enhance customer services and communications. During 2008, we implemented the finance and accounting applications of the new system in all units but our Stacktrain unit. Implementation of the finance and accounting applications at Stacktrain began in January 2009 and is expected to be completed by the end of the first quarter of 2009. Other operational elements of the new system for the intermodal and logistics segments are expected to be implemented by the end of 2009 and in 2010, respectively, and include equipment management, pricing, billing and tracking and tracing applications.

We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited until the SAP implementation project is completed. See “Management’s Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion.

Customers

We provide transportation and logistics services on a nationwide basis to retailers, manufacturers, intermodal marketing companies and other companies, including a number of Fortune 500 and multi-national companies such as Big Lots, C.H. Robinson, General Electric, Sony, Union Pacific, Toyota and Conagra, which named companies together represented approximately 18.7% of our 2008 revenues. In addition, we provide transportation and logistics services to numerous other shippers and transportation third parties. Other notable customers include The Scotts Company, Whirlpool, Shaw Industries, and Costco. Approximately 20% of our 2008 total revenues were related to the automotive industry.

For the fiscal years ended December 26, 2008, December 28, 2007, and December 29, 2006, one customer contributed 10.5%, 10.4%, and 10.3% of our consolidated revenues, respectively.

Sales and Marketing

As of December 26, 2008, we have over 150 direct sales and customer service representatives in our intermodal and logistics segments that sell and support our portfolio of services to a diverse customer base which includes transportation third parties such as intermodal marketing companies and brokers, steamship lines, truckload carriers, logistics companies, truck brokers and beneficial cargo owners.

Our sales representatives are directly responsible for managing our business relationships with our customers. They expand our business base by cross-selling our portfolio of services to our current and future customer base. They also collaborate with our customer service groups in an effort to provide problem-solving, cargo tracking services, reporting and the efficient processing of customer orders and inquiries. The domestic direct sales force is also supplemented with over 60 sales agents and agencies.

In addition to our direct domestic sales force, we also have an extensive network of sales and customer service representatives for our international NVOCC and freight forwarding business located in nine offices in North America, and regional offices in Hamburg, Germany and Ipswich, UK, along with approximately 100 agents worldwide.

In 2008, our corporate marketing efforts focused on customer and corporate communications, market research and product development and public relations, as well as the development of a new unified Pacer brand identity and one integrated website.

Our marketing department’s efforts are focused on improving new customer acquisition and existing customer growth through media, public relations and electronic communications to rapidly connect customers to new products, service improvements and network expansions. The marketing department also completed surveys and research projects to ascertain customer buying behavior patterns by industry to ensure our services are updated to meet evolving customer requirements.

The marketing team led the effort in 2008 to unify our business units under a new single Pacer brand identity and tag line, “Making Your World Run Smoother,” to more effectively communicate the services capabilities of the Pacer portfolio and improve our customers’ ease of doing business with Pacer. This effort includes the reduction of eight legacy websites into the newly launched pacer.com website which we expect to improve our customers’ online experience and more effectively communicate the value of the entire Pacer portfolio of services.

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

Pacer Logistics, Inc. was originally incorporated on March 5, 1997, under the name PMT Holdings, Inc., and acquired the successor to a company formed in 1974. Between the time of its formation and our acquisition of Pacer Logistics in May 1999, Pacer Logistics acquired and integrated six logistics services companies.

In 2000, we acquired four companies that complemented our business operations and expanded our geographic reach and service offerings for intermodal marketing, highway brokerage, international freight forwarding and other logistics services. In 2001, we integrated our intermodal marketing, highway brokerage and supply chain services business operations into our Pacer Transportation Solutions subsidiary.

In June 2002, we completed our initial public offering of common stock and used the net proceeds to repay a significant portion of our outstanding long-term debt. During June and July 2003, we completed the refinancing of our credit facilities, including the early redemption of $150 million of 11.75% senior subordinated notes originally issued in connection with our May 1999 recapitalization. In August 2003, we completed an underwritten secondary public offering of common stock on behalf of a number of selling stockholders; no new shares were issued and we received no proceeds from this offering.

On January 7, 2004, we filed with the SEC a “shelf” registration statement, providing for our issuance of up to $150 million in additional common stock, preferred stock and warrants to purchase any of such securities and for the sale by a number of selling stockholders of 8,702,893 shares of common stock. In offerings under the registration statement in April and November 2004, all 8,702,893 shares of common stock of the selling stockholders were sold with no new shares issued or proceeds received by the company. Upon completion of the offerings, Apollo Management and its affiliated entities no longer owned any shares of our common stock. There are currently no arrangements in place for the company to issue any additional securities, and the registration statement has expired.

On April 5, 2007, we entered into a new $250 million, five-year revolving credit agreement and repaid the principal balance due under the term loan portion of our prior bank credit facility, which was terminated.

Suppliers

Railroads

We have multi-year contracts and other operating arrangements with most of the major North American railroads, including Union Pacific, Burlington Northern Santa Fe, CSX, Norfolk Southern, KCSM in Mexico, and Canadian National Railroad. These contracts and arrangements generally provide for access to terminals controlled by the railroads as well as support services related to our Stacktrain operations. Through these contracts and arrangements, our intermodal business has established an extensive North American rail transportation network. Our rail brokerage business also maintains contracts with the railroads that govern the transportation services and payment terms pursuant to which the railroads handle intermodal shipments. These contracts are typically of short duration, usually twelve-month terms, and subject to regular renewal or extension. We maintain close working relationships with all of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships. The multi-year rail contracts with Union Pacific (expiring in 2011) and CSX (expiring in 2014) represent a majority of our Stacktrain unit’s cost of purchased transportation, while other business with Union Pacific and CSX is covered by shorter-term commercial arrangements. Business with other railroads, including the Burlington Northern Santa Fe, Canadian National Railroad and KCSM, constituted approximately 12% of our Stacktrain unit’s cost of purchased transportation in 2008.

Through our contracts and arrangements with these rail carriers, we have access to over a 100,000 mile rail network throughout North America. Our rail contracts and arrangements generally require the rail carriers to perform point-to-point linehaul transportation and terminal services for us. Pursuant to the service provisions, the rail carriers provide transportation of our intermodal equipment across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration. Our rail contracts and arrangements generally establish per container rates for Stacktrain shipments made on the rail carriers’ transportation networks. The terms of our rail contracts and arrangements, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract or arrangement, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers’ costs to provide rail service. Based upon these provisions, and the volume of freight that we ship with each of the rail carriers, we believe that we enjoy competitive transportation rates for our intermodal shipments.

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

Equipment

Our intermodal equipment fleet consists of a large number of double-stack railcars, containers and chassis that are owned or subject to short and long-term leases. We lease almost all of our containers, approximately 87% of our chassis and approximately 89% of our double-stack railcars.

In addition, all of our railcar equipment is associated with revenue generating arrangements. Our railcar fleet consists of “free running” railcars operating under the publicly reported “BRAN” mark. These railcars are in general service with railroads throughout North America to haul not only our own intermodal containers but also those of the railroads and their other customers. Under this system, our railcars are freely interchanged from one rail carrier to another throughout the North American rail system. To use our railcars, the rail carrier pays us a fee, known as the car hire rate, which takes into account the miles traveled by a railcar and the railcar’s time in service with a railroad. The actual rate payable is determined under our bilateral rate agreement with the railroad, or in the case of a railroad with which we have no rate agreement, under our schedule of car hire rates maintained in the Car Hire Accounting Rate Master (CHARM) administered by Railinc in association with the Association of American Railroads. We are solely responsible for the costs of operating our railcars and do not have any recourse to our customers for the lease or purchase of our railcars.

As of December 26, 2008, our Stacktrain equipment fleet consisted of the following:

	Owned	Leased	Total

Containers
48’ Containers	23	1,242	1,265
53’ Containers	14	27,402	27,416

Total	37	28,644	28,681

Chassis
20’ and 40’ Chassis	3	1,414	1,417
48’ Chassis	3,489	1,656	5,145
53’ Chassis	488	22,854	23,342

Total	3,980	25,924	29,904

Double-stack Railcars	203	1,646	1,849

During 2008, we received 3,079 primarily 53-ft. leased containers and 3,038 primarily 53-ft leased chassis, and returned 2,423 primarily 48-ft. leased containers, 2,275 primarily 48-ft. and 40-ft. leased chassis, and sold 1,282 48-ft. owned chassis in an effort to continue to align our container and chassis fleets. During 2008, one leased railcar was destroyed.

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

We also own or lease a limited amount of equipment to support our trucking operations. The majority of our trucking operations are conducted through contracts with independent trucking companies and contractors that own and operate their own equipment. In late 2008, the fleets of our local trucking and port drayage operations in Southern California transitioned to 230 new tractors operated by independent contractors in response to the Clean Truck Program of the Port of Los Angeles and the Port of Long Beach.

The Ports’ Clean Truck Program, among other elements, imposes fees on shippers for shipments handled with tractors that do not comply with USEPA 2007 emission standards. These new tractors comply with USEPA 2007 emission standards.

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

We also purchase insurance policies for commercial automobile liability, truckers’ commercial automobile liability, commercial general liability, employers’ liability, and umbrella and excess umbrella liability, with a total insurance limit of $50 million. Our historical self-retained (deductible) levels vary based on claim frequency, severity and timing factors. Our current deductible level per occurrence for commercial automobile liability is $25,000. Our current deductible level per occurrence for truckers’ commercial automobile liability is $500,000 for our Pacer Transport and Pacer Cartage operations and $100,000 for our PDS Trucking operation. Our current deductible level per occurrence for commercial general liability is $100,000. Our current workers compensation and employers liability deductible is $150,000 per incident. Our current deductible per occurrence for freight damage as an authorized carrier or warehouseman is $250,000, with the exception of our cartage operations which carry a $10,000 deductible.

Relationship with APL Limited

We are a party to a long-term agreement with APL Limited involving domestic transportation of APL Limited’s international freight by our Stacktrain operation. The majority of APL Limited’s imports to the United States are transported by rail from ports on the West Coast to population centers in the Midwest and Northeast. Our agreement with APL also permits Pacer to place empty APL equipment into domestic intermodal freight service originating predominantly in eastern and mid-western production centers to consumption centers on the West Coast thereby repositioning APL’s international equipment to their respective return ports at a reduced cost. Combining the typical westbound freight movement with the predominantly eastbound APL Limited freight movement allows us to achieve higher train-set utilization (loads per train) and higher eastbound/westbound volumes. We also provide APL Limited with equipment repositioning services through which we transport APL Limited’s empty containers from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other customers, we receive compensation from both APL Limited for our repositioning service on a cost reimbursement basis and from the other customers for the shipment of their freight.

APL Limited also supplies us with computer software and other information technology services for our Stacktrain business. See “Information Technology,” above.

Business Cycle

The transportation industry has historically performed cyclically as a result of economic recession, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other economic factors, many of which are beyond our control. The U.S. and global economy is undergoing a period of record slowdown widely characterized as a recession, the length and depth of which can not be predicted. The severity of this recession may impact the viability of our rail and truck transportation providers and our customer’s demands for our services. During economic downturns, reduced overall demand for transportation services will likely reduce demand for our services and exert downward pressures on rates and margins. In periods of strong economic growth, demand for limited transportation resources can result in increased rail network congestion and resulting operating inefficiencies. Although rail service deterioration increases our costs and may slow demand, we believe that our personnel on-site at many terminals, extensive equipment fleet and customer service capabilities enable us to provide comparatively better service than others affected by rail service deterioration and thereby to retain shipping volumes. We also participate during periods of business expansion when speed of service to fill inventories increases in importance.

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

Employees

As of December 26, 2008, we had a total of 1,601 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

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

Our highway brokerage operations are licensed by the U.S. Department of Transportation, or “DOT,” as a national freight broker in arranging for the transportation of general commodities by motor vehicle. The DOT prescribes qualifications for acting as a national freight broker, including surety bonding requirements. Our truck services and local cartage operations provide motor carrier transportation services that require registration with the DOT and compliance with economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of state vehicle registration and licensing requirements. We and the carriers upon which we rely are also subject to various federal and state safety and environmental regulations. Our operations serving ports may also be subject to regulatory initiatives by the ports, such as the Ports of Los Angeles and Long Beach Clean Truck Program which bans pre-1989 trucks from the Ports, imposes fees on shipments handled with trucks that do not meet 2007 emission standards, and requires trucking companies to execute port concession agreements and comply with a variety of requirements to remain eligible for port access. Although compliance with regulations governing licenses in these areas has not had a material adverse effect on our consolidated results of operations, financial condition or cash flows in the past, there can be no assurance that these regulations or changes in these regulations will not adversely affect our consolidated results of operations, financial condition or cash flows in the future. Violations of these regulations could also subject us to fines or, in the event of serious violations, suspension or revocation of operating authority or port access as well as increased claims liability.

Intermodal operations like ours were exempted from virtually all active regulatory supervision by the U.S. Interstate Commerce Commission, predecessor to the regulatory responsibilities now held by the U.S. Surface Transportation Board. Such exemption is revocable by the Surface Transportation Board, but the standards for revocation of regulatory exemptions issued by the Interstate Commerce Commission or Surface Transportation Board are high. While that exemption remains in place, the DOT issued final regulations in December 2008 that make intermodal equipment providers like our Stacktrain unit subject to the Federal Motor Carrier Safety Regulations for the first time. The newly-finalized regulation, among other requirements, obligates Stacktrain to register and file with the Federal Motor Carrier Safety Administration an Intermodal Equipment Provider Report, establish a systematic inspection, repair and maintenance program on its chassis and maintain documentation of the program. The final regulations were published in December 2008 and will become effective in June 2009. Intermodal equipment providers must comply with the new regulations by December 2009. We are continuing to evaluate the regulation’s operational impact and cost of compliance. Our preliminary estimates indicate the annual incremental additional cost of the chassis maintenance and repair program required under the new regulations will be between $1 million and $5 million.

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we expect such disputes to continue to arise from time to time in the future. We are currently involved in certain legal proceedings as discussed in “Item 3. Legal Proceedings,” and “Note 7. – Commitments and Contingencies” to our consolidated financial statements included in this report. Based on currently available information and advice of counsel, we believe that we have meritorious defenses to the claims against us and that, except as discussed in “Item 3. Legal Proceedings” and “Note 7. – Commitments and Contingencies” to our consolidated financial statements included in this report, none of these claims will have a material adverse impact on our consolidated financial position, results of operations or cash flows. Our present assessment of these claims could change, however, based on new information and future events. In addition, even if successful, our defense against certain actions could be costly and could divert the time and resources of our management and staff.

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our capital expenditures, consolidated results of operations or competitive position as a result of our efforts to comply with environmental requirements, nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2009. However, future changes in environmental regulations or liabilities from newly discovered environmental conditions could have a material adverse effect on our business, competitive position, consolidated results of operations, financial condition or cash flows.

Seasonality

Our revenues generally show a seasonal pattern as some customers reduce shipments during and after the winter holiday season. In addition, the auto companies that we serve generally shut down their assembly plants for new model re-tooling during the summer months.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Current economic conditions may harm our business and results of operations.

During calendar 2008, the U.S. and global economies slowed dramatically as a result of a variety of serious problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions and the Big Three U.S. automakers, the state of the housing markets and volatility in fuel prices and worldwide stock markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While we are closely watching and evaluating the development of these conditions and taking steps to mitigate their effect on our operations, these economic conditions, which are beyond our control, could cause many of our existing and potential customers to reduce their use of our products and services for some time, which in turn would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions or the impact they will have on our customers, vendors or business. The economic downturn negatively impacted our freight volumes in 2008 and thus our income from operations and is expected to continue to adversely affect our results in 2009.

Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our revenues, profitability and results of operations.

Continued disruption in credit markets may adversely affect our customers and as a result our business, financial condition, and results of operations.

Recent disruptions in the financial and credit markets may adversely affect our business and our financial results. The tightening of credit markets may reduce the funds available to our customers to purchase our services for an unknown, but perhaps lengthy, period. It may also result in customers extending times for payment and may result in our having higher customer receivables with increased default rates. Furthermore, as we are moving products and services for other businesses, the tight credit markets may reduce funds available to consumers and businesses purchasing from our shipping customers and thereby reduce demand for our shipper’s products and services and their consequent need for our transportation services. Likewise, general concerns about the fundamental soundness of domestic and foreign economies may also cause consumers and others to reduce the amount of products and services they purchase from our shipping customers, which will translate into reduced shipping volumes, even if consumers, businesses and shippers have cash or if credit is available to them.

Changes in freight rates, as a result of competition in our industry and pricing strategies of our transportation suppliers, could adversely affect our business and results of operations.

The transportation services industry is highly competitive. Our logistics businesses compete primarily against other domestic asset-based and non-asset based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered by railroads and other intermodal service providers. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to withstand better an economic downturn, reduce their prices more easily than we can or expand or enhance the marketing of their products. There are a number of large companies competing in one or more segments of our industry, although the number of companies with a North American network that offer a full complement of logistics services is more limited. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers are increasingly soliciting competitive bids for transportation services from a number of competitors, including competitors that are larger than we are. We also face competition from Internet-based freight exchanges, or electronic bid environments, that provide an online marketplace for buying and selling supply chain services.

Historically, competition has created downward pressure on freight rates. In the past and currently in the worsening economic environment, we have experienced downward pressure in the pricing of our intermodal and logistics services that has affected our revenues and operating results. In particular, our intermodal segment has offered lower rates to its customers to match lower rates offered by our railroad competitors in the intermodal business. Rate reductions by truckload carriers may also exert downward pressures on intermodal rates. Such rate reductions could adversely affect the yields of our intermodal product.

Rate increases, particularly when taken by our railroad and motor transportation suppliers, may also have an adverse impact if our brokerage operations are unable to obtain commensurate price increases from our customers, on a timely basis or if at all. Because transportation costs represent such a significant portion of our costs, even a relatively small increase in transportation costs, if we are unable to pass them through to customers, are likely to have a significant effect on our margins and operating income. Even variances between the time that the supplier assesses higher charges and the time we are able to begin collecting higher charges from our customers can deteriorate margins and operating income. Although the application of intermodal rate increases to a portion of our Stacktrain business is limited by some of our multi-year rail contracts, such increases have resulted in higher costs to some of our Stacktrain business and to our rail brokerage operation that we have not been able to fully pass on as quickly as the increases are implemented by the rail carriers. While our Stacktrain operation may benefit from the intermodal rate increases, such rate increases may have the impact of slowing overall demand for intermodal services and thereby affect our consolidated results of operations.

We are dependent on the automotive industry which has experienced significant declines as a result of the current economic downturn.

Approximately 20% of our revenues for fiscal 2008 and 2007 were to customers in the automotive industry. Our automotive industry volumes have declined significantly over the past year reflecting that automotive manufacturers globally are experiencing significant declines in sales of vehicles from the current economic downturn, credit conditions, and volatile fuel costs. In particular, there has been significant concern regarding the long-term viability of the Big Three U.S. auto manufacturers whose sales of vehicles have also shown significant erosion. Extended automotive plant shutdowns and significant production cuts have already occurred and are likely to continue in the future, affecting shipments to and from affected plants. A large number of our customers are also suppliers of automotive products whose own viability and operating results are tied to the long-term viability and operating results of automotive manufacturers. Continued downturns in the business of North American automobile manufacturers would adversely affect our revenues, results of operations and cash flows.

Network changes, lane closures, rail congestion, carrier consolidation and other reductions or deterioration in rail services could increase costs, decrease demand for our intermodal services and adversely affect our operating results.

We depend on the major railroads in the United States for substantially all of the intermodal transportation services that we provide. In many markets, rail service is limited to a few railroads or even a single railroad. As a result, any reduction or elimination of service to a particular market may limit our ability to serve some of our customers. Furthermore, reductions in service by the railroads are likely to increase the cost of the rail-based services that we provide and reduce the reliability, timeliness and overall attractiveness of our intermodal product. Increases in the cost of rail service reduce some of the advantages of intermodal transportation compared to truck and other transportation modes, and may reduce demand for our intermodal services.

In recent years, train resource shortages, severe weather, operating inefficiencies and high demand for rail transportation resulted in increased transit times, terminal congestion and decreased equipment velocity. With slowing volumes in 2008 combined with the railroad’s recent capital investments and operating improvements, rail transit times have recently improved. While we believe that our customer service capabilities, extensive equipment fleet and network of personnel on-site at many terminals enables us to lessen the impact to our intermodal customers of these service disruptions, rail service issues increase our costs and create a challenging operating environment. To the extent that we operate on rail carriers that experience poor service performance, demand for our intermodal services may be adversely affected, and customers may switch to alternate providers to avoid intermodal transportation delays.

In addition to reducing or eliminating routes and experiencing service disruptions, rail carriers may engage in further consolidations. Rail consolidations have caused service disruptions in the past and would further reduce service choices and bargaining power for rail customers. As a result, further consolidation among railroads might adversely affect intermodal transportation and our results of operations.

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

Likewise, the intermodal industry from time to time faces excess demand for the current rail network size, which causes network congestion and service delays and allows rail carriers to implement rate increases and to limit volumes. In addition, the trucking industry, including the local drayage community, has difficulty from time to time maintaining a consistent supply of qualified drivers. Shortages such as this may cause our motor transportation suppliers to increase drivers’ compensation, thereby increasing our cost of providing motor transportation, including the local cartage portion of an intermodal move, to our customers. Driver shortages and tight rail capacity could adversely impact our profitability and limit our ability to expand our intermodal and highway service offerings.

Since our relationships with the major North American railroads are critical to our ability to provide intermodal transportation services, our business may be adversely affected by any adverse change to those relationships.

We have important relationships with most of the major U.S. railroads supported by multi-year contracts and other operating arrangements. To date, the railroads have chosen to allow us, other intermodal marketing companies and other intermodal competitors to market their intermodal services and supply intermodal equipment to many beneficial cargo owners rather than marketing their services directly to all beneficial cargo owners. If one or more of the major railroads were to decide to change their strategy regarding our business and other intermodal intermediaries, the margins and volume of intermodal shipments we arrange would likely decline, which could adversely affect our results of operations and financial condition.

Our multi-year rail contracts, which have varied expiration dates, contain favorable provisions that we believe enable us to provide competitive transportation rates and services to our customers. In particular, our current Union Pacific contract expires in October 2011, and our current CSX Intermodal contract expires in December 2014. Our loss of one or more of the multi-year contracts or failure to enter into renewal or replacement contracts with comparably favorable terms upon expiration of the current contract or contracts could materially adversely affect our business, results of operations and cash flows. While we expect to be able to continue to obtain competitive terms and conditions from our railroad vendors, no assurance can be given that such terms and conditions will be comparable to those in our current rail contracts.

Congestion, work stoppages, capacity shortages, weather related issues or other disruptions affecting the transportation network could adversely affect our operating results.

As transportation services are provided through a network of rail and trucking transportation providers, a disruption in one area or in one sector can affect the flow of traffic over the entire network. In addition, our business could be adversely affected by labor disputes between the railroads and their union employees. Negotiations have been in progress between the railroads and rail unions for new collective bargaining agreements since November 2004 and were concluded with the remaining unions (yardmasters, United Transportation Union and International Association of Machinists) in 2008. These union agreements resolve all wages, work rule and benefit issues through December 31, 2009, with the next round of negotiations to begin in late 2009.

Our business could also be adversely affected by a work stoppage affecting providers of local trucking services to and from rail terminals. For example, during 2004, independent owner-operators providing local drayage services in parts of California refused to transport shipments to and from the rail facilities, leading to terminal congestion and a Union Pacific embargo on shipments to Northern California destinations which adversely affected our consolidated results of operations in the second quarter of 2004. In 2008, independent owner operators in Northern California again refused to transport shipments to protest high fuel prices which negatively impacted our second quarter results. We have also experienced service disruptions due to other conditions, such as hurricanes, flooding and other adverse weather conditions, that hinder the railroads’ and local trucking companies’ ability to provide transportation services and negatively impact our operating results.

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

If we fail to develop, integrate, upgrade or replace our information technology systems, including the new SAP enterprise suite of applications, we may lose orders and customers or incur costs beyond our expectations.

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

During the fourth quarter of 2007, we entered into a software license agreement with SAP America, Inc. (“SAP”) under which we licensed an enterprise suite of applications, including the latest release of SAP’s transportation management solution. During 2008, the financial and accounting applications of the new system were implemented on all units but our Stacktrain unit. The financial and accounting applications will be implemented on our Stacktrain unit during the first quarter of 2009. Other operational elements of the new system for the intermodal and logistics segments are expected to be implemented by the end of 2009 and in 2010, respectively, and include equipment management, pricing, billing and tracking and tracing applications. The new system is intended to provide an integrated, streamlined platform across business units that will provide better management information, eliminate duplicated work effort and dispersed data, and enhance customer service and communications. Currently, we operate numerous systems with varying degrees of integration, which can lead to inefficiencies, workarounds and rework. As such, delays in the SAP project will also delay cost savings and efficiencies expected to result from the project. Delays and problems with the project may also result in higher than anticipated costs for development and implementation. If the systems to be implemented with the SAP software do not operate as anticipated or contain unforeseen problems, our business, consolidated results of operations financial condition and cash flows could be materially adversely affected. We may also experience operational difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

Our revenues could be reduced by the loss of major customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2008, Union Pacific affiliate(s) accounted for approximately 10.5% of our revenues and our 10 largest customers accounted for approximately 39.9% of our revenues. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business and prospects.

Ongoing insurance and claims expenses could adversely affect our earnings.

We are exposed to claims related to property damage, personal injury, cargo loss and damage and workers’ compensation. We carry significant insurance with third party insurance carriers. The cost of such insurance has varied over the past five years, reflecting our operational growth, the insurance environment for our industry, our claim experience and our self-retained (deductible) level. We have maintained self-retained (deductible) levels for our public liability exposures to optimize cost efficiency, reflecting our claims experience and the insurance environment for our industry. Our current deductible per occurrence for commercial automobile liability is $25,000. Our current deductible level for truckers’ commercial automobile liability is $500,000 for our truck services and cartage operations and $100,000 for trucking operations related to our warehousing and distribution operations. Our current deductible level per occurrence for commercial general liability is $100,000. Our current workers compensation and employers liability deductible is $150,000 per incident. Our current deductible per occurrence for freight damage as an authorized motor carrier or warehouseman is $250,000, except for our cartage operations which carry a $10,000 deductible. We are also responsible for legal expenses within our deductible levels for liability and workers’ compensation claims. We currently accrue the estimated probable loss for incurred and reported but not yet paid claim amounts and expenses, and regularly evaluate and adjust our claim accruals to reflect actual experience. If the ultimate results differ from our estimates, we could incur costs in excess of accrued amounts. To cover claims and expense in excess of our deductible levels, we maintain insurance with insurance companies that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.

If we have difficulty attracting and retaining agents and independent contractors, our consolidated results of operations could be adversely affected.

We rely extensively on the services of agents and independent contractors to provide our trucking services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors and on agents representing groups of trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our agents and independent contractors are good, we may not be able to maintain our relationships with them. Contracts with agents and independent contractors are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with which such agent has a direct relationship may also terminate their relationship with us. We may have difficulty replacing our agents and independent contractors with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of agents, contractors and drivers is limited, and therefore competition from other transportation service companies and trucking companies can increase the price we must pay to obtain services from agents, contractors and drivers. From time to time the trucking industry experiences a shortage of independent contractors resulting in increased compensation expenses to us and our competitors who also rely on them. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services and to implement aggressive recruitment efforts to offset turnover. If we are unable to attract or retain agents and independent contractors or need to increase the amount paid for their services, our consolidated results of operations could be adversely affected and we could experience difficulty increasing our business volume. This adverse effect was seen in 2005 and 2006 as the cost of qualified driver acquisition and retention increased and negatively impacted our consolidated results of operations. Driver acquisition and retention issues remain a focus of our trucking operations, and during 2008, programs were implemented to more effectively manage driver turnover.

Our customers who are also competitors could transfer their business to their non-competitors and our suppliers who are also competitors could provide preferences to others, including their own competing operations, which in both cases would decrease our profitability.

As a result of our company operating in two distinct but related channels, we buy and sell transportation services from and to many companies with which we compete. For example, Hub Group,

NYK Logistics and Alliance Shippers, who together accounted for 9.6% of the 2008 revenues of our intermodal segment operations, are also competitors. It is possible that these customers could transfer their business away from us to other companies with which they do not compete. The loss of one or more of these customers could have a material adverse effect on the profitability of our intermodal operations. In addition, rather than outsourcing their transportation logistics requirements to us, some of our customers could decide to provide these services internally, which could further adversely affect our business volumes and revenues.

Similarly, our Stacktrain business competes in some cases with the intermodal service offerings of our rail transportation providers and their affiliated equipment provider operations. For example, CSX Intermodal and Union Pacific Railroad, two of our primary rail transportation providers, offer transcontinental and other long-haul intermodal transportation services that compete with our Stacktrain services. Our rail transportation providers may provide preferences to their internal service offerings or to other customers that are not competitors. These preferences could have a material adverse effect on the profitability of our intermodal operations and on our ability to continue to provide efficient intermodal services to our customers.

We may be required to record a significant additional charge to earnings if our goodwill becomes further impaired.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we performed the standard annual evaluation of our intangible assets as of December 26, 2008. Based on a combination of factors, including the current economic downturn, the steep, sustained decline in our stock price and resulting market capitalization that has continued into 2009, and the operating results of our logistics reporting unit, we concluded that the carrying value of our logistics reporting unit (including goodwill) exceeded the fair value of our logistics reporting unit. As a result, we recorded a non-cash impairment charge of $87.9 million, $73.3 million net of tax, or $2.11 per diluted share during 2008. As a result of our annual evaluation, we concluded that no impairment of the goodwill assigned to our intermodal reporting unit had occurred; however, the excess of the fair value of our intermodal reporting unit over carrying value of the intermodal reporting unit had declined to approximately $65 million from $288 million at December 28, 2007 and $1.1 billion at December 29, 2006. Should the current economic recession worsen or be prolonged, growth rates in the transportation industry decline, the trading price of our common stock deteriorate further or other adverse events occur, the determination of fair value in the future could result in an additional goodwill impairment with respect to one or both of our reporting units which would negatively impact the operating results and net worth of the company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further discussion on goodwill evaluation.

Clean truck requirements at the Ports of Los Angeles and Long Beach which became effective on October 1, 2008 and other California tractor emissions requirements could adversely affect our business and profitability.

On October 1, 2008, the ports of Los Angeles and Long Beach began implementing clean truck plans that ban the use of pre-1989 trucks in the ports, require trucks accessing the ports to comply with phased-in emission standards and require trucking companies accessing the ports to sign concession agreements that impose a number of conditions. In February 2009, the ports are expected to begin charging shippers a $70 per container fee for each 40-foot or longer container ($35 per 20-foot container) moving in and out of the ports by trucks that do not meet 2007 emissions standards. These port programs affect our cartage and warehousing and distribution operations. We have initiated programs that would transition our owner-operator fleet new trucks that comply with 2007 emission standards in order to help our customers to avoid the per container fee to be assessed by the ports. Among other increased costs, we must pay the owner-operators higher fees for their services due to expected demand for the limited supply of 2007 tractors and the owner-operators’ need and desire to recover the increased lease or acquisition cost of such tractors. Our ability to meet our customers’ requirements, maintain our competitive position and preserve our profitability would be adversely impacted if we are unable to bring a sufficient number of emission-compliant trucks into our contractor fleet. Furthermore, our profitability will also be adversely affected if we are unable to collect higher charges from our customers to cover our increased costs.

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

Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for our transportation services or require the outlay of significant additional costs. Additional expenditures incurred by us, or by our suppliers and passed on to us, could adversely affect our consolidated results of operations. For instance, in December 2008, the DOT issued final regulations mandated by the Safe, Accountable, Flexible, Efficient Transportation Equity Act enacted in August 2005. These newly-finalized regulations regulate intermodal equipment providers like our Stacktrain unit and require them to establish a systematic inspection, repair and maintenance program on chassis and to provide a means to effectively respond to driver and motor carrier reports about chassis defects and deficiencies. Intermodal equipment providers must comply with the new regulations by December, 2009. We are continuing to evaluate the regulation’s operational impact and compliance cost of compliance. Our preliminary estimates indicate that the annual incremental additional cost of the chassis maintenance and repair program required under the new regulations will be between $1 million and $5 million. Similarly, a January 2007 ruling by the Surface Transportation Board found that the railroad’s practice of assessing fuel surcharges based on a percentage calculation of the base rate charged to the shipper was unreasonable. Although the ruling expressly does not apply to intermodal shipments, if the railroads change their methodology for assessing fuel surcharges on intermodal traffic to a per mile or other calculation, our Pacer Stacktrain and rail brokerage units may also change their fuel surcharge methodology. Such a change may adversely affect our revenues. Other potential effects are more difficult to quantify as we generally pass through fuel surcharges to our customers but may experience timing issues where we are unable to adjust charges to our customers to match fuel adjustments from our suppliers.

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

In addition, as a publicly-traded company, we are also affected by new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC rules and regulations and the NASDAQ Stock Market rules. Our efforts to comply with these continually evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities as well as the risks of noncompliance, including damage to our reputation with investors and our stock price.

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

Access to the funds available under our revolving credit facility and to the public capital markets could be adversely affected by the turmoil and uncertainty impacting credit markets generally.

As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate. Although we believe that the banks under our revolving credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail or otherwise fail to provide us funds as required under our revolving credit facility, it is possible that the borrowing capacity under our credit facility would be reduced. In the event that the availability under our credit facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our operations or capital needs. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in our lending group or from new banks to fund increased amounts under the terms of our credit facility, (ii) accessing the public capital markets, or (iii) delaying or reducing our capital expenditures or certain of our projects. If it became necessary to access additional capital, it is likely that any such alternatives in the current market would be on terms less favorable than under our existing revolving credit facility, which could have a material effect on our consolidated financial position, results of operations and cash flows.

The public capital markets are also currently experiencing a period of dislocation and instability as evidenced by a lack of liquidity in both the equity and debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. If we were required to access the public equity or debt capital markets to fund our operations and capital expenditures or any acquisitions that we may decide to make, given the current economic environment, no assurance can be given that we would be able to do so on favorable terms or at all.

Volatility in our revenue stream and resultant operational results may result in stock price declines.

As discussed in this report, we are subject to a variety of events, such as economic conditions, customers’ business cycles, rate changes, rail network changes, severe weather and other rail service disruptions, strikes, interest rate and fuel cost fluctuations, and claims, over which we have little or no control. These factors may unexpectedly affect one or more quarters’ results. Any unexpected reduction in revenues or operating income for a particular quarter could cause our quarterly operating results to be below the expectations of public market analysts or stockholders. In this event, the trading price of our common stock may fall significantly.

Changes in shipping patterns that reduce container volumes into West Coast ports could adversely affect our revenues and operating results.

A significant portion of the intermodal shipments we handle are transcontinental moves originating from West Coast ports. For example, approximately 33% of our Stacktrain unit’s total volumes in 2008 (32% in 2007) were from the West Coast ports. Furthermore, our warehouse and distribution operation is concentrated in Southern California, and a significant portion of our local cartage revenues derive from our Southern California terminals. Reductions in West Coast shipping volume can therefore have a material adverse effect on our operations and did adversely affect our revenues in 2008 as compared to 2007. The development of a Suez Canal route from China, the planned expansion of the Panama Canal that would allow an all-water route from China to East Coast ports, and/or onerous port and other West Coast regulations may result in the diversion of volumes from West Coast ports. Developments such as these and others that would reduce shipments into the West Coast ports could adversely affect our revenues and operating results.

We have determined that we have a material weakness in our internal controls over financial reporting. The lack of effective internal controls could adversely affect our financial condition and damage our reputation with stakeholders.

As discussed in “Item 9A, Controls and Procedures” of this Annual Report, our management team for financial reporting, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our internal controls over financial reporting. As of December 26, 2008, they concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as a result of a material weakness in our internal controls related to the preparation and review of certain balance sheet reconciliations. Although we believe that the circumstances that led to this weakness are not likely to recur and we have made and are continuing to make improvements in our internal controls, if we are unsuccessful in our effort to permanently and effectively remediate this weakness in our internal controls over financial reporting over time, our ability to report our financial condition and results of operations in the future accurately and in a timely manner may be adversely affected, which may adversely impact our reputation with stakeholders and the market price of our common stock.

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

As of December 26, 2008, our long-term debt was $44.6 million. We have the ability to incur new debt, subject to limitations in our credit agreement. Our level of indebtedness could have important consequences to us, including the following:

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

We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team. The loss of the services of one or more members of our senior management team could have a material adverse effect on our business, results of operation, financial condition or cash flows. We face significant competition in attracting and retaining personnel who possess the skill sets that we seek. Because our senior management team has unique experience with our company and within the transportation industry, it would be difficult to replace them without adversely affecting our business operations. In addition to their unique experience, our management team has fostered key relationships with our suppliers and customers. Such relationships are especially important for an asset-light company such as ours. Loss of these relationships could have a material adverse effect on our profitability.

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

Identifying, acquiring and integrating businesses require substantial management, financial and other resources and may pose risks with respect to customer service and market share. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, results of operation, financial condition and cash flows. These risks include:

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

A portion of our business is providing services internationally. International revenues accounted for approximately 11% to 12% of our revenues in each of 2008, 2007 and 2006. Doing business outside the United States subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. Significant expansion of our services in foreign countries will expose us to the increased effect of foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

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

We have suspended payment of the dividend on our common stock. Should we not declare and pay cash dividends in the future, our stock price could be negatively impacted.

We paid quarterly dividends of $0.15 per common share from October 2005 through January 2009. However, in view of the challenges we face in the current economic environment and in order to conserve cash, in February 2009 our Board of Directors decided to discontinue the payment of dividends.

The declaration of future dividends by the company and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, compliance with financial ratios and other limitations in our credit agreement, cash requirements, future prospects and other factors deemed relevant by the Board of Directors including prevailing and forecasted economic conditions. We cannot predict when we might resume paying dividends in the future, if ever, or whether any such dividends will be at the same level as in the past. The suspension of our dividend and the failure to pay dividends in the future may adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease space in office buildings in Concord, California for our Stacktrain operation and our corporate headquarters and an office building in Dublin, Ohio for our Pacer Transportation Solutions headquarters. We also lease space in office buildings in many other locations including Fort Worth, Texas, Oakbrook, Illinois, Commerce, California, DeSoto, Texas, Jacksonville, Florida, Lake Success, New York, Memphis, Tennessee, and Orange, California. We lease four facilities in Los Angeles, California for dock space, warehousing and parking for tractors and trailers. In addition, we lease terminal facilities for our cartage operations in approximately 23 cities across the U.S.

Our Stacktrain transportation network operates out of more than 80 railroad terminals across North America. Our integrated rail network, combined with our leased equipment fleet, enables us to provide our customers with single-company control over rail transportation to locations throughout North America.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows, except as described below. Most of the lawsuits to which the company is a party are covered by insurance and are being defended in cooperation with insurance carriers.

The Union Pacific Railroad has asserted two claims against us for retroactive and prospective rate adjustments for containers shipped on their railroad. Both claims are in an early stage of development. One claim is in the early stage of arbitration before the American Arbitration Association (AAA). If we are unable to resolve the second claim, it may be submitted for arbitration before the AAA as well. The information available to us at this time does not indicate that it is probable that a liability has been incurred as of the year ended December 26, 2008, and we cannot make an estimate of the amount, or range of amounts, of any liability that would be incurred if one or both claims were resolved against our favor. Accordingly, we have not accrued any liability for these claims in our financial statements at and for the year ended December 26, 2008. Union Pacific’s calculation of the dollar amount of retroactive rate adjustments that it claims from us, which covers the period from January 1, 2005, through October 31, 2008, is approximately $90 million. We dispute these claims in their entirety and believe that we have meritorious defenses to them and that the Union Pacific Railroad is not entitled to any of the claimed rate adjustments. We intend to vigorously defend against these claims and pursue our other related rights and remedies. If these claims were to be adversely determined against us, the amount we could be required to pay could have a material adverse effect on our results of operations and cash flows in the quarter in which such loss is incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name	Age	Title
Michael E. Uremovich	65	Chairman and Chief Executive Officer
Daniel W. Avramovich	57	Retail Intermodal Services President
Adriene B. Bailey	45	Wholesale Intermodal Services President
Jeffrey R. Brashares	56	Logistics Services Group President
Marc L. Jensen	54	Vice President, Corporate Controller
Brian C. Kane	53	Executive Vice President, Chief Financial Officer
Michael F. Killea	46	Executive Vice President, Chief Legal Officer and General Counsel
Donald C. Orris	67	Executive Vice President
Karen S. Rice	37	Vice President, Human Resources
James E. Ward	57	Executive Vice President, Chief Information Officer

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

Daniel W. Avramovich joined our company effective as of June 30, 2008 as Retail Intermodal Services President. Prior to joining our company, Mr. Avramovich served as Executive Vice President, Sales & Marketing of Kansas City Southern, a rail carrier, from May 2006 to May 2008 and as President, Network Services Americas for Exel plc, a provider of contract logistics and supply chain management, from 2003 to 2006. From 2000 to 2003, he served as President, Exel Direct for Exel plc.

Adriene B. Bailey served as Executive Vice President, Strategy and Organizational Development from October 2007 until June 2008 when she was promoted to head the Wholesale Intermodal Services operation. From February 2007 until October 2007, she led our Development Team focused on cost efficiencies and organizational effectiveness across all of our company’s operations. Since joining our company in 2000 as Vice President of Planning, Ms. Bailey has held several executive management positions with our Stacktrain operation, including Executive Vice President, Wholesale Product Development from November 2005 to February 2007, Executive Vice President, Business Development and Transportation Purchasing from November 2002 to November 2007, and Executive Vice President, Equipment and Logistics from January 2001 to November 2002. Prior to joining our company, her positions included Assistant Vice President for Service Planning and Operations Research for CSX Transportation, Vice President of Service Planning and Design for Southern Pacific Railroad, and consultant for Mercer Management Consulting and its predecessor firm, Temple, Barker & Sloane.

Jeffrey R. Brashares served as Executive Vice President, Chief Operating Officer – Logistics Segment from June 2007, with a change in his title to Logistics Services Group President in October 2008. He served as Vice Chairman of Commercial Sales from January 2005 through May 2007. From December 2000 to December 2004, he served as President of Transportation Services of Pacer Transportation Solutions, Inc., which was formerly known as Pacer Global Logistics, Inc. From 1984 until its acquisition by our company in December 2000, Mr. Brashares was an owner and served as President of Rail Van, Inc. since 1984. Mr. Brashares joined Rail Van, Inc. as Regional Sales Manager in 1976.

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

Brian C. Kane has served as Executive Vice President and Chief Financial Officer since September 2008. From June 2008 until September 2008, he served as Senior Vice President, Finance. From October 2006 until June 2008, he served as Executive Vice President and Chief Operating Officer of our Intermodal segment. Mr. Kane served as Vice President and Corporate Controller of our company from November 2003 until October 2006. Mr. Kane served as Vice President and Controller of Pacer Stacktrain from May 1999 until November 2003 and prior to that as Director of Financial Reporting from May 1998 until May 1999. Prior to joining our company, Mr. Kane was Vice President of Finance for the Shell Martinez Refining Company from November 1996 until May 1998 and Controller for Southern Pacific Transportation Company from April 1990 until November 1996.

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

Donald C. Orris has served as an Executive Vice President of our company since January 2009 after stepping down from his role as Interim President, Intermodal Segment, in which he had served from November 2007 through December 2008. He served as our Chief Executive Officer and Chairman of the Board from May 1999 to November 2006 and as President from May 1999 through May 2006. He became Vice Chairman of the company in November 2006 with Mr. Uremovich’s appointment as Chief Executive Officer and Chairman and temporarily retired as an executive officer of the company from April 2007 to November 2007. From January 1995 to September 1996, Mr. Orris served as President and Chief Operating Officer, and from 1990 until January 1995, he served as an Executive Vice President of Southern Pacific Transportation Company. Mr. Orris was the President and Chief Operating Officer of American President Domestic Company and American President Intermodal Company from 1982 until 1990.

Karen S. Rice has served as our Vice President, Human Resources since June 2008. She served as our Assistant Vice President, Human Resources between July 2006 and June 2008 and from December 2003 to July 2006 as Director, Human Resources to Pacer Transportation Solutions, Inc. Prior to joining Pacer, Ms. Rice worked in human resource management in the hospitality, banking, and financial services industries, including Adam’s Mark Hotel, an upscale hotel chain from June 2001 to December 2003. She served in a consulting capacity for NSB Retail Systems and Profound Communications from October 2000 to June 2001 and as the Director, Human Resources, for Kemba Columbus Credit Union from September 1999 to October 2000.

James E. Ward has served as Executive Vice President, Chief Information Officer of the company since April 2007. As an independent contractor, Mr. Ward served as acting Chief Information Officer for the company from August 2006 until joining the company as an employee. From May 2003 to April 2007, Mr. Ward served as a consultant to Dynotech, LLC, a consulting firm focusing on global ERP implementations, IT evaluations, offshore development, interim CIO positions, and data center outsourcing. During his time as a consultant, he also held interim CIO positions with Clark Steel framing, a steel framing manufacturer (from April 2005 to April 2007) and with Norton Lilly International, a provider of shipping, logistics and marine services in the United States, Canada, Panama and Caribbean ports (from May 2004 to December 2006). From July 1996 to April 2003, Mr. Ward served as Senior Vice President and Chief Information Officer of Inchcape Shipping Services, a leading marine services provider.

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

	High	Low	Cash Dividends Declared
2008
1st quarter	$18.25	$11.73	$0.15
2nd quarter	$22.85	$17.20	$0.15
3rd quarter	$25.21	$15.51	$0.15
4th quarter	$18.47	$7.19	$0.15

2007
1st quarter	$33.80	$25.00	$0.15
2nd quarter	$28.39	$23.27	$0.15
3rd quarter	$24.64	$19.13	$0.15
4th quarter	$19.56	$12.96	$0.15

As of December 26, 2008 there were approximately 36 record holders of our common stock.

Dividends

We paid quarterly dividends of $0.15 per common share ($0.60 per common share per annum) from October 2005 through January 2009. However, in view of the challenges we face in the current economic environment and in order to conserve cash, in February 2009 our Board of Directors decided to discontinue the payment of dividends.

The declaration of future dividends and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors, including prevailing and forecasted economic conditions. In addition, our credit agreement imposes restrictions on our ability to pay cash dividends, including that no event of default has occurred, or would result therefrom and that we demonstrate to the administrative agent and the required lenders under the credit facility that as of the last day of the fiscal quarter most recently ended our leverage ratio on a pro forma basis after giving effect to the dividend was less than or equal to 2.50 to 1.00. The leverage ratio is calculated using earnings before interest, taxes, depreciation and amortization (“EBITDA”). As defined in the 2007 Credit Agreement, the calculation of EBITDA excludes non-recurring, non-cash items such as the goodwill impairment write-off taken in 2008.

Equity Compensation Plan Information

Information concerning our equity compensation plans is shown under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 12, 2006, we announced that our Board of Directors had authorized the purchase of up to $60 million of our common stock, and, on April 3, 2007, we announced that our Board of Directors had authorized the purchase of an additional $100 million of our common stock. Both authorizations expire on June 15, 2009. We repurchased a total of 2,938,635 shares at an average price of $24.64 per share through December 28, 2007, and 19,039 shares at an average price of $21.54 per share during 2008. At December 26, 2008, $61.1 million remains available for the purchase of common stock under the current Board authorizations. We intend to make further share repurchases from time to time as market conditions warrant. Our credit agreement imposes restrictions on our ability to repurchase our capital stock, including that no event of default has occurred or would result therefrom and that we demonstrate to the administrative agent and the required lenders under the credit facility that as of the last day of the fiscal quarter most recently ended our leverage ratio on a pro forma basis after giving effect to the repurchase was less than or equal to 2.50 to 1.00. The leverage ratio is calculated using EBITDA. As defined in the 2007 Credit Agreement, the calculation of EBITDA excludes non-recurring, non-cash items such as the goodwill impairment write-off taken in 2008.

Common Stock Repurchases

There were no common stock repurchases during the fourth quarter of fiscal 2008.

Performance Graph*

The graph below shows, for the five years ended December 26, 2008, the cumulative total return on an investment of $100 assumed to have been made on December 26, 2003 (the last day of trading for the fiscal year ended December 26, 2003) in our common stock. The graph compares such return with that of comparable investments assumed to have been made on the same date in the Nasdaq Composite Index and the Nasdaq Transportation Index. Cumulative total stockholder returns for our common stock, the Nasdaq Composite Index and the Nasdaq Transportation Index are based on our fiscal year.

The total return for the assumed investment assumes the reinvestment of all dividends. We began paying dividends in October 2005 and continued through January 2009. In view of the challenges we face in the current economic environment and in order to conserve cash, in February 2009 our Board of Directors decided to discontinue the payment of dividends.

Our common stock is listed and traded on The NASDAQ Stock Market’s Global Select Market (trading symbol: PACR).

The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Pacer International	$100	$104	$129	$149	$76	$48
NASDAQ Composite	$100	$110	$112	$122	$136	$78
NASDAQ Transp.	$100	$127	$139	$147	$154	$101

* The performance graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for our company. The selected historical information at December 26, 2008 and December 28, 2007 and for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected historical information at December 29, 2006, December 30, 2005 and December, 31, 2004 and for the fiscal years ended December 30, 2005 and December 31, 2004 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K.

The following table should also be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	Dec. 26, 2008	Dec. 28, 2007		Dec. 29, 2006	Dec. 30, 2005		Dec. 31, 2004
	(in millions, except share and per share amounts)
Statements of Operations Data:

Revenues	$2,087.7	$1,969.4		$1,887.8	$1,860.1		$1,808.1
Cost of purchased transportation and services	1,659.7	1,537.7		1,446.4	1,428.6		1,413.1
Direct operating expenses (excluding depreciation)	132.2	130.5		123.1	115.4		110.7
Selling, general and administrative expenses	199.9	200.5	1/	193.0	204.8		190.6
Goodwill impairment charge 4/	87.9	-		-	-		-
Write-off of computer software	-	-		-	11.3	2/	-
Depreciation and amortization	6.2	6.2		7.0	6.9		7.2
Income from operations	1.8	94.5		118.3	93.1		86.5
Net income (loss) 4/	(16.6)	54.3		68.3	50.9		47.2
Net income (loss) per share 4/:
Basic	$(0.48)	$1.53		$1.83	$1.36		$1.27
Diluted	$(0.48)	$1.51		$1.80	$1.34		$1.24
Weighted average common shares outstanding:
Basic	34,616,598	35,587,755		37,354,785	37,381,647		37,257,076
Diluted	34,616,598	35,911,246		38,020,862	38,042,454		38,140,409
Cash dividends declared per common share	$0.60	$0.60		$0.60	$0.30		$-

Balance Sheet Data (at period end):

Total assets	$494.6	$574.1		$565.3	$590.2		$605.5
Total debt including capital leases (excluding book overdraft)	44.6	64.0		59.0	90.0		154.1
Total stockholders’ equity	270.7	302.7		337.1	306.7		264.5
Working capital	46.4	34.5		64.3	55.0		61.7

Cash Flow Data:

Net cash provided by operating activities	$59.6	$108.0		$66.7	$82.3		$63.0
Net cash used in investing activities	(23.0)	(13.1)		(3.5)	(5.0)		(4.3)
Net cash used in financing activities	(38.1)	(87.9)		(72.1)	(67.9)		(59.3)

Other Financial Data:

Capital expenditures 3/	$24.8	$14.0		$3.7	$5.3		$4.6

1/ 2007 includes $6.0 million for facility closings and other severance costs. See note 3 to the notes to our consolidated financial statements.

2/ Based upon the completed evaluation of software development work in our Stacktrain unit that had been performed by a developer, we determined to abandon the software and to write-off all $11.3 million of capitalized costs.

3/ 2008 includes $16.6 million and 2007 includes $10.6 million for a software license agreement with SAP America, Inc. See Note 9 to the notes to our consolidated financial statements.

4/ In accordance with SFAS 142, we recorded an $87.9 million pre-tax write-off of goodwill ($73.3 million after-tax or $2.11 per diluted share) related to the logistics segment in 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading asset-light North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the intermodal segment and the logistics segment. See Note 8 to the notes to our consolidated financial statements included in this report for segment information. Our intermodal segment provides intermodal rail transportation, local cartage and intermodal marketing services. Our logistics segment provides non-intermodal highway brokerage, truck services, warehousing and distribution, international freight forwarding and supply chain management services.

Executive Summary

In 2008, Pacer continued to focus on four major initiatives designed to position our company for the future: (1) continuing the development of our best-in-class intermodal services, (2) redefining our relationships with our major rail suppliers, (3) improving performance in our logistics segment, and (4) implementing the SAP systems platform to improve productivity and rationalize our cost structure.

However, we have been challenged by the current economic environment, which is nearly unprecedented in recent times. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we performed the standard annual evaluation of our goodwill. Based on a combination of factors, including the current economic downturn, the steep, sustained decline in our stock price and market capitalization that has continued into 2009, and the operating results of our logistics reporting unit, we concluded that the carrying value of our logistics reporting unit (including goodwill) exceeded the fair value of our logistics reporting unit. As a result, we recorded a non-cash impairment charge of $87.9 million, $73.3 million net of tax, or $2.11 per share during 2008. As a result of our annual impairment analysis, we concluded that no impairment of our intermodal reporting unit had occurred, though the excess of that unit’s fair value over its carrying value had decreased substantially. See below for further discussion.

We believe, however, that our sources of liquidity and low debt level will help us weather current economic conditions. Our operating cash flows continue to finance the majority of our capital requirements including costs associated with our SAP software project. We estimate that 2009 total capital expenditures will be $12.8 million, of which $8.2 million will relate to the SAP project. At December 26, 2008, we had an outstanding debt balance of $44.6 million and $184.6 million available under our 2007 Credit Agreement which expires on April 5, 2012. The 2007 Credit Agreement is supplied by a syndicate of eleven banks, led by Bank of America with a 22% funding commitment. No other bank in the syndicate has a funding commitment greater than 12%. We complied with all financial covenants in our 2007 Credit Agreement at December 26, 2008. The 2007 Credit Agreement includes an interest coverage ratio and a leverage ratio, both of which are calculated using EBITDA. As defined in the 2007 Credit Agreement, the calculation of EBITDA excludes non-recurring non-cash items such as the goodwill impairment write-off taken in 2008.

In 2008, our overall Stacktrain volumes declined 5.9% from 2007 and include an 11.3% automotive shipment decline, a 4.3% domestic decline and 2.6% international shipment decline, and our rail brokerage volumes were down 8.9% from the prior year, with most of the decrease occurring in the fourth quarter of 2008. These volume declines largely reflect the difficult conditions in a number of the industries we serve, particularly the automotive industry, but also consumer products and international shippers. In view of the current economic conditions, we expect that volumes will remain depressed and could decline further in 2009 placing added pressure on our rates and margins.

Our annual revenues continued to grow in both operating segments. Intermodal segment revenues were up 4.2% year-over-year and logistics segment revenues increased 13.4% due primarily to increased exports from our international unit. Fuel surcharges averaged 34.3% during 2008 compared to 21.0% during 2007. Operating income for the year was $1.8 million, and we incurred a net loss of $16.6 million, both of which include the non-cash goodwill impairment charge. Excluding the goodwill impairment charge, our operating income was $89.7 million, or 5.1% lower than 2007. However, net income excluding the goodwill impairment was $56.7 million in 2008, or 4.4% higher than 2007, and included a non-recurring $3.5 million tax benefit ($0.10 per share) related to the resolution of open tax positions. See the table on page 48 reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment charge.

Operating income for the intermodal segment was up 1.2% compared to last year. The modest increase was due to the timing of the fuel surcharge changes offset by competitive pressures in the marketplace, higher costs associated with increased traffic on the higher cost BNSF Railway as well as increased PacerDirect volumes. Operating income for the logistics segment, excluding the impairment charge, was down almost 105% from 2007. The primary drivers of the decrease were excess capacity, declining prices and higher transportation and fuel costs affecting our truck services and truck brokerage units. Our investment in personnel to grow the truck brokerage operation and expand service offerings also reduced income from operations during 2008.

Our operating cash flows remained strong at $59.6 million for 2008. During 2008, we incurred $24.8 million of capital expenditures, primarily for the SAP software project, repaid $20.2 million of debt and capital lease obligations and paid $20.8 million of cash dividends. In view of the challenges we face in the current economic environment and in order to conserve cash, in February 2009 our Board of Directors decided to discontinue the payment of dividends.

In 2008, we implemented an initiative to unify our business units under a new single Pacer brand identity to more effectively connect customers to Pacer’s services capabilities and improve our customers’ ease of doing business with Pacer. This effort includes the reduction of eight legacy websites into the newly launched pacer.com website which we expect to improve our customers’ online experience and more effectively communicate the value of the entire Pacer portfolio of services.

We have also continued our investment in the SAP software project and during 2008 implemented the finance and accounting modules in all but one of our business units. The last business unit, Stacktrain, will go on-line with the financial and accounting modules during the first quarter of 2009. Other operational elements of the new system for the intermodal and logistics segments are expected to be implemented by the end of 2009 and in 2010, respectively, and include equipment management, pricing, billing and tracking and tracing applications.

During the fourth quarter of 2008, in response to the ports of Los Angeles and Long Beach implementing clean truck plans which ban trucks that do not meet certain emissions standards from entering the ports, assess fees on shipments moved with trucks that do not meet 2007 emission standards and impose other requirements on trucking companies serving these ports, we placed 230 new trucks meeting 2007 emission standards into service with owner-operators servicing the ports. The new trucks will reduce our customers’ exposure to new fees from the ports as well as meet the ports’ new truck emission standards.

We believe that the current U.S. and global recession will continue into 2009 impacting our business and financial results. Overall volumes are continuing to be depressed in 2009, especially with further cutbacks in the majority of the industries that we serve. For example, the number and length of automotive plant shutdowns is increasing in 2009. During economic downturns, demand for transportation services decreases and creates excess capacity and rate pressures which further impacts earnings. The severity of this recession, the length and depth of which can not be predicted, will continue to impact our financial condition, results of operations and cash flows.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Estimates are used in determining this allowance based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The following table illustrates the allowance for doubtful accounts as a percentage of accounts receivable for 2008, 2007 and 2006 (in millions, except percentages):

	2008	2007	2006
Accounts receivable	$188.5	$209.9	$215.7
Allowance for doubtful accounts	4.9	4.6	5.3
Allowance for doubtful accounts as a percentage of accounts receivable	2.60%	2.21%	2.46%

Historically, our actual losses have been within the estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to future consolidated results of operations. For example, in 2008 our allowance for doubtful accounts increased marginally from 2007 to reflect the current economic environment. While we have experienced additional customer bankruptcies in 2008, our days sales outstanding and delinquent accounts receivable remained consistent with prior years. Based on our results for the fiscal year ended December 26, 2008, a 25 percent deviation from our estimates would have resulted in an increase or decrease in expense of approximately $1.2 million. The following analysis demonstrates the potential effect that a 25 percent deviation from our estimates would have had on our consolidated results of operations and is not intended to provide an estimated range of exposure or expected deviation (in millions, except per share data):

	-25 Percent	Management’s 2008 Estimate	+25 Percent
Allowance for doubtful accounts	$3.7	$4.9	$6.1
Income/(loss) from operations	3.0	1.8	0.6
Net income (loss)	(15.9)	(16.6)	(17.3)
Diluted earnings (loss) per share	$(0.46)	$(0.48)	$(0.50)

•	Goodwill

We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on December 29, 2001 (the first day of our fiscal 2002). Our annual testing in 2008 in accordance with SFAS 142 resulted in an impairment in the value of goodwill assigned to our logistics reporting unit. Based on a combination of factors, including the current economic downturn, the steep, sustained decline in our stock price and resulting market capitalization, and the operating results of our logistics reporting unit, we concluded that the carrying value of our logistics reporting unit (including goodwill) exceeded the fair value of our logistics reporting unit. As a result, we recorded a non-cash goodwill impairment charge of $87.9 million, $73.3 million net of tax, or $2.11 per share during 2008. Based on our year-end 2008 annual impairment analysis, we concluded that no impairment of the goodwill assigned to our intermodal reporting unit had occurred; however, the excess of fair value of the intermodal reporting unit (including goodwill) over the carrying value of the intermodal reporting unit declined substantially, continuing the trend over the previous two years. The excess of fair value over carrying value of our intermodal reporting unit as of December 26, 2008, the annual testing date, was approximately $65 million, as compared to $288 million as of December 28, 2007 and $1.1 billion on December 29, 2006. The carrying amount of goodwill at December 26, 2008, after the impairment charge, assigned to our intermodal and logistics reporting units was $169.0 million and $31.4 million, respectively.

Goodwill and other intangible assets are subject to periodic testing, at least annually, for impairment, and recognition of impairment losses in the future could be required based on the methodology for measuring impairments described below. SFAS 142 requires a two-step method for determining goodwill impairment where step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. We determine the fair value of each reporting unit based upon the average value determined using an income approach based on the present value of estimated future cash flows, and a market approach based on market price data of stocks of corporations engaged in similar businesses. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material. The valuation methodology used to estimate the fair value of our total company and reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment.

The valuation methodology used to estimate the fair value of our total company and reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment. Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions. We assumed that the current economic downturn would continue through 2009, followed by a recovery period beginning in 2010. We applied transportation margin assumptions reflecting our current estimates. We used our current estimate of operations for the forecast period and applied an 11.5% discount rate to these interim periods. We applied a 3.5% growth factor to our intermodal reporting unit and a 4% growth factor to our logistics reporting unit to calculate the terminal value of our reporting units under the income approach. The 11.5% discount rate was the weighted average cost of capital using comparable publicly traded companies. The sum of the fair values of our reporting units was reconciled to our current market capitalization plus an estimated control premium. Our fair value estimates based on these assumptions were used to prepare projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material.

The calculation of fair value for our intermodal and logistics reporting units could increase or decrease in the future depending on changes in the inputs and assumptions used, such as changes in the reporting unit’s future growth rates, control premium, discount rates, etc. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 5% decrease to the fair value of our intermodal reporting unit. This hypothetical 5% decrease would result in excess fair value over carrying value of $49 million for our intermodal reporting unit at December 26, 2008.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have presented financial information excluding our goodwill impairment write-off in 2008, a non-cash charge. Management uses this non-GAAP measure in its analysis of the company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of this item provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity.

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

The logistics segment’s revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including highway brokerage, truck services, warehousing and distribution, international NVOCC, freight forwarding and supply chain management services. Overall growth in revenues for the logistics segment is driven by expanding our service offerings and marketing our broad array of transportation services to our existing customer base and to new customers. Growth in revenues from highway brokerage is driven primarily through increased volume and outsourcing by companies of their transportation and logistics needs. Growth in revenues from truck services operations, which primarily provide specialized transportation services to customers through independent contractors and owner-operators, is driven primarily by increased volume as well as length of haul and the rate per mile charged to the customer. Increases in revenues for warehousing and distribution, which includes the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by increased outsourcing and import volumes and by shipping lines’ increased use of third-party containers, rather than their own containers, on the West Coast to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. Revenues for supply chain management services are recognized on a net basis and increases are driven by increased outsourcing. We also provide international freight forwarding services, which involves arranging transportation and other services necessary to move our customers’ freight to and from a foreign country. Increases in revenues for international freight forwarding are driven by increases in international trade volumes, rate increases, product mix and route changes.

Cost of Purchased Transportation and Services

The intermodal segment’s cost of purchased transportation and related services consists primarily of the amounts charged to us by railroads and local trucking companies under our agreements with these carriers. Third-party rail costs are charged through agreements with the railroads and are dependent upon the competitive environment, capacity constraints, fuel surcharges, product mix and traffic lanes. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped and rates charged.

The logistics segment’s cost of purchased transportation and related services consists of amounts paid to third parties under our agreements with them to provide such services, such as independent contractor truck drivers, ocean carriers, freight terminal operators and dock workers. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee from point-to-point or between zones.

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

Corporate selling, general and administrative expenses relate to the costs of executive and administrative compensation, and internal audit, marketing, finance, legal, and human resources functions.

Results of Operations

Fiscal Year Ended December 26, 2008 Compared to Fiscal Year Ended December 29, 2007

The following table sets forth our historical financial data for the fiscal years ended December 26, 2008 and December 28, 2007.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 26, 2008 and December 28, 2007

(in millions)

	2008	2007	Change	% Change
Revenues
Intermodal	$1,633.4	$1,567.9	$65.5	4.2%
Logistics	455.9	402.1	53.8	13.4
Inter-segment elimination	(1.6)	(0.6)	(1.0)	166.7

Total	2,087.7	1,969.4	118.3	6.0

Cost of purchased transportation and services
Intermodal	1,272.1	1,207.9	64.2	5.3
Logistics	389.2	330.4	58.8	17.8
Inter-segment elimination	(1.6)	(0.6)	(1.0)	166.7

Total	1,659.7	1,537.7	122.0	7.9

Direct operating expenses
Intermodal	132.2	130.5	1.7	1.3
Logistics	-	-	-	-

Total	132.2	130.5	1.7	1.3

Selling, general & administrative expenses
Intermodal	111.3	112.2	(0.9)	(0.8)
Logistics	65.4	66.8	(1.4)	(2.1)
Corporate	23.2	21.5	1.7	7.9

Total	199.9	200.5	(0.6)	(0.3)

Goodwill Impairment Write-Off
Intermodal	-	-	-	-
Logistics	87.9	-	87.9	n.m.

Total	87.9	-	87.9	n.m.

Depreciation and amortization
Intermodal	4.5	5.3	(0.8)	(15.1)
Logistics	1.5	0.8	0.7	87.5
Corporate	0.2	0.1	0.1	100.0

Total	6.2	6.2	-	-

Income/(loss) from operations
Intermodal	113.3	112.0	1.3	1.2
Logistics	(88.1)	4.1	(92.2)	n.m.
Corporate	(23.4)	(21.6)	(1.8)	8.3

Total	1.8	94.5	(92.7)	(98.1)

Interest expense/income	2.4	3.7	(1.3)	(35.1)
Loss on extinguishment of debt	-	1.8	(1.8)	(100.0)
Income tax expense	16.0	34.7	(18.7)	(53.9)

Net income/(loss)	$(16.6)	$54.3	$(70.9)	(130.6)%

Revenues. Revenues increased $118.3 million, or 6.0%, for the fiscal year ended December 26, 2008 compared to the fiscal year ended December 28, 2007. Intermodal segment revenues increased $65.5 million, reflecting increases in our Stacktrain, and cartage operations offset in part by a decline in rail brokerage revenues. Stacktrain revenues increased $56.3 million in 2008 compared to 2007 and reflected increases in all three Stacktrain lines of business. Avoided repositioning cost, or “ARC,” revenues (the incremental revenue to Pacer for moving international containers in domestic service) were comparable between periods. The period-over-period increases in the three Stacktrain lines of business were as follows:

•

The 2.2% increase in Stacktrain third-party domestic revenues reflected a 2.2% increase in revenues from our rail brokerage unit and growth in the PacerDirect product as well as modest increases from other intermodal marketing companies. The average fuel surcharge in effect during 2008 was 34.3% compared to 21.0% during 2007, resulting in a 6.8% increase in the average freight revenue per container. The increase in fuel surcharge revenues was partially offset by higher fuel payments to our underlying rail carriers; however, due to timing of underlying contract provisions, fuel costs generally lag the timing of customer surcharges. Overall domestic volumes declined 4.3% compared to 2007 due primarily to softness in the market related to the general economic downturn and aggressive price competition from other wholesale providers. In addition, the inclement weather and floods in the Midwest during the second quarter of 2008, which resulted in a one week railroad embargo by the Union Pacific of Midwest traffic, and the brief work stoppage by independent owner-operators in Northern California also during the second quarter of 2008, contributed to the volume decline.

•

The 7.1% increase in automotive revenues reflected a 20.7% increase in the average freight revenue per container due to favorable customer and lane mix coupled with the increased fuel surcharge revenues (which were substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation). This was partially offset by lower volumes which declined 11.3% due primarily to reduced auto sales related to the economic downturn that resulted in a higher number of automotive plant shutdowns during the 2008 period.

•

The 14.1% increase in Stacktrain international revenues reflected a 17.1% increase in the average freight revenue per container due primarily to the increased fuel surcharge revenues (which were substantially offset by higher fuel payments to our underlying rail carriers, increasing our cost of purchased transportation) coupled with a 2.6% decline in containers handled. The volume decline was due to the loss of one customer partially offset by increased volumes from other international customers.

Rail brokerage revenues for 2008 were $1.1 million, or 0.3%, below 2007 due to an 8.9% decline in volumes related to the economic downturn, Midwest floods and loss of customers during 2008. While overall volumes were down compared to last year, traffic moved on our Stacktrain unit increased during 2008. This was partially offset by a 9.4% increase in the average revenue per load, due primarily to higher fuel surcharges. Cartage revenues were $10.2 million, or 10.0%, above 2007 due primarily to increased intra-segment revenues from our Stacktrain and rail brokerage units. Cartage volumes grew 7.9% in 2008, and increased use of our cartage services by our Stacktrain and rail brokerage units will continue to be a management focus in 2009. All three cartage regions, West, East and Midwest, recorded increased revenues from 2007.

Revenues in our logistics segment increased $53.8 million, or 13.4%, in 2008 compared to 2007, reflecting increased revenues in all logistic segment business units with the exception of the warehousing and distribution and supply chain services units. The 29.0% revenue increase in our international unit was due to strong export business coupled with increased agricultural shipments. Our truck services unit revenues increased 10.6% and included increases from owner/operator, brokerage and company truck operations as well as increased fuel surcharges (which partially offset increased fuel costs that could not be fully passed through to our customers). Our truck brokerage unit recorded a revenue increase of 2.7% due to the combination of traffic generated from a program implemented in October 2007 for additional personnel to expand service offerings and to fuel surcharges, partially offset by the loss of a customer in late 2007. Our warehousing and distribution unit’s revenues decreased 0.2% due primarily to reductions resulting from a customer moving into their own distribution center and the closure of a container transload facility. The transload facility did not achieve anticipated volumes as a result of increased inland transportation costs. Our transload business is handled at other existing facilities. This decrease was substantially offset by more year-round warehousing business compared to 2007. Our supply chain services unit revenues decreased 6.4% due to reduced management fees associated with the loss of a customer.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $122.0 million, or 7.9%, in 2008 compared to 2007. Despite declining volumes, the intermodal segment’s cost of purchased transportation and services increased $64.2 million, or 5.3%, in 2008 compared to 2007. Stacktrain experienced a 13.4% increase in the cost per container due to increased fuel costs from our underlying rail and other service providers, rate increases from our underlying rail carriers, increased traffic on the higher cost BNSF Railway and costs associated with some rerouting required due to the Midwest floods. Local dray costs from the ramp to customer location increased $10.8 million in 2008 compared to 2007 due to the increase in door-to-door PacerDirect product volumes. In addition, repositioning costs increased $6.4 million for required container and chassis repositioning reflecting the imbalances in the network, as well as additional costs associated with the increased traffic on the BNSF Railway. The increased cartage costs were related to the increased shipments noted above. The decreased rail brokerage costs were related to the decline in volumes associated with the economic downturn, Midwest floods and the loss of a customer in 2008.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment declined from 23.0% in 2007 to 22.1% in 2008. The decrease was due to the added local dray costs associated with the increase in door-to-door PacerDirect product volumes, increased traffic on the higher cost BNSF Railway, lower pricing to maintain equipment flow, minimize repositioning costs and maintain volume due to competitive pressures, and increases in underlying rail costs both in contract lanes pursuant to contract rate adjustment provisions and rail rate actions in non-contract lanes.

Cost of purchased transportation and services in our logistics segment increased $58.8 million, or 17.8%, in 2008 compared to 2007, reflecting increases in all business units with the exception of the warehousing and distribution and supply chain services units where costs were comparable between periods. The overall transportation margin percentage for our logistics businesses decreased from 17.8% in 2007 to 14.6% in 2008 due primarily to excess capacity affecting our truck services and truck brokerage units and higher purchased transportation and fuel costs affecting our truck services, truck brokerage and international units.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, increased $1.7 million, or 1.3%, in 2008 compared to 2007 due primarily to higher container lease costs partially offset by slightly lower equipment maintenance and repair costs related to a smaller fleet of chassis and newer containers requiring less maintenance. At December 26, 2008, we had 656, or 2.3%, more containers and 519, or 1.7%, fewer chassis than at December 28, 2007.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.6 million, or 0.3%, in 2008 compared to 2007. The decrease was due to $6.0 million incurred in 2007 for the severance of 134 personnel that did not recur in 2008, $1.1 million less stock based compensation costs as well as reduced professional fees during 2008. Substantially offsetting these decreases were increases of $5.5 million incurred related to our SAP software project, an increased performance incentive accrual and increased personal injury and cargo claims costs during 2008 at our truck services unit. In addition, in 2007 there was an arbitration settlement that reduced costs in our supply chain services and corporate units. The average employment level was 39 higher in 2008 compared to 2007 and reflected increases primarily in our truck brokerage unit associated with efforts to expand service offerings, and increases associated with our SAP software project.

Goodwill Impairment Write-Off. In accordance with SFAS 142, we conducted our annual goodwill impairment test at the end of 2008. Based on a combination of factors including the recent deterioration of the economy and the steep, sustained decline in our stock price and resulting market capitalization, and the operating results of our logistics reporting unit, we concluded that the carrying value of our logistics reporting unit (including goodwill) exceeded the fair value of our logistics reporting unit. As a result, we recorded a non-cash goodwill impairment charge of $87.9 million, $73.3 million net of tax, or $2.11 per diluted share during 2008. Further information regarding the impairment is detailed in Note 1 of the notes to our consolidated financial statements.

Depreciation and Amortization. Depreciation and amortization expense was comparable between periods. As additional components of our SAP software project are placed in service in 2009 and 2010, we expect increases in depreciation expense.

Income/(loss) From Operations. Income from operations decreased $92.7 million, or 98.1% from $94.5 million in 2007 to $1.8 million in 2008.

Income from operations excluding goodwill impairment decreased $4.8 million, or 5.1%, from $94.5 million in 2007 to $89.7 million in 2008. See the table below reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment charge.

Intermodal segment income from operations increased $1.3 million. This relatively minor increase was due to downward margin pressures which were seen throughout the year resulting from increased pricing pressure, increasing operations on the higher cost BNSF network and volume declines which were substantial for all businesses in the fourth quarter, but were seen in the automotive line of business throughout the year. Offsetting these negatives were a positive margin impact of rising fuel prices where our rail contracts lag our market fuel surcharges, increasing cartage volumes and revenues and lower selling, general and administrative costs. The lower selling, general and administrative costs were due, in large part, to the absence in 2008 of $1.8 million in severance costs for the intermodal segment expensed during 2007 relating to our facility rationalization and severance program.

Logistics segment income from operations excluding goodwill impairment decreased $4.3 million to a loss of $0.2 million in 2008 compared to income of $4.1 million in 2007. The primary drivers of this decrease were excess capacity, declining prices and higher transportation and fuel costs affecting our truck services and truck brokerage units. Our investment in personnel to grow the truck brokerage operation also reduced income from operations during 2008. The decline in income from operations from our supply chain services unit was due to the loss of a customer. In addition, there was a $0.8 million increase in logistics segment costs related primarily to the SAP software project. Partially offsetting these declines in income from operations was increased income from operations from our warehousing and distribution unit due to higher year-round warehousing business and our international unit with increased export traffic. Segment operating income also reflected the absence of $2.1 million of severance costs incurred during 2007 from our facility rationalization and severance program.

Corporate expenses were $1.8 million higher than 2007 due to higher performance incentive accruals in 2008 compared to 2007, partially offset by lower stock based compensation costs and lower professional fees. Corporate expenses in 2008 also reflected the absence of $2.1 million of severance costs incurred in 2007 from our facility rationalization and severance program.

Interest (Expense)/Income. Interest (expense)/income decreased by $1.3 million for 2008 compared to 2007. This decrease reflects the lower average debt balance outstanding during 2008 and reduced interest rates. The outstanding debt balance at December 26, 2008 was $44.6 million compared to $64.0 million at December 28, 2007. The average interest rate during 2008 was 2.9% compared to 5.7% during 2007. In addition, during 2008, we capitalized $0.7 million of interest related to the SAP software project.

Loss on Extinguishment of Debt. On April 5, 2007, we completed the refinancing of our term loan and revolving credit facility with a new $250 million, five-year revolving credit facility. See the discussion under “Liquidity and Capital Resources” below. Charges totaling $1.8 million were incurred due to the write-off of existing deferred loan fees related to the prior credit facility.

Income Tax Expense. Income tax expense decreased $18.7 million in 2008 compared to 2007 due primarily to the tax impacts of the $87.9 million pre-tax goodwill impairment charge. Excluding the goodwill impairment charge, income tax expense decreased by $4.1 million from 2007, and included a tax benefit from the release of $3.5 million in tax reserves resulting from the resolution of open tax positions. The effective tax rate, excluding the goodwill impairment charge and reserve adjustment, was comparable between periods.

Net Income/(loss). Net income decreased $70.9 million, or 130.6% from $54.3 million in 2007 to a loss of $16.6 million in 2008. Net income excluding goodwill impairment increased by $2.4 million, or 4.4%, from $54.3 million in 2007 to $56.7 million in 2008, reflecting reduced income from operations (down $4.8 million), reduced interest expense (down $1.3 million) and reduced income tax expense (down $4.1 million) as discussed above. Net income in 2008 also reflected an increase over 2007 due to a $1.8 million loss in extinguishment of debt incurred in 2007.

Reconciliation of GAAP Financial Results to Adjusted Financial Results Excluding the Goodwill Impairment Charge

For the Fiscal Year Ended December 26, 2008 (in millions, except share and per share amounts)

	2008				2007 GAAP Results	2008 (as adjusted) vs 2007 (actual) Variance
Item	GAAP Results	Adjustments		Adjusted Results
Income from operations	$1.8	$87.9	1/	$89.7	$94.5	$(4.8)
Interest expense, net	2.4	-		2.4	5.5	(3.1)

Income/(loss) before income taxes	(0.6)	87.9		87.3	89.0	(1.7)
Income taxes	16.0	14.6	2/	30.6	34.7	(4.1)

Net income/(loss)	$(16.6)	$73.3		$56.7	$54.3	$2.4

Diluted earnings/(loss) per share	$(0.48)	$2.11		$1.63	$1.51	$0.12

Weighted average shares outstanding	34,616,598	34,739,597		34,739,597	35,911,246	(1,171,649)

1/ Logistics segment goodwill impairment charge.

2/ Estimated tax impact at the statutory tax rate.

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

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment decreased from 24.8% in 2006 to 23.0% in 2007 because of the arbitration and rail payable settlements in 2006 discussed above, competition and lower pricing to maintain equipment flow and minimize repositioning costs. Transportation margins were also impacted by increases in underlying rail costs both in contract lanes pursuant to market rate adjustment provisions and in non-contract lanes.

Cost of purchased transportation and services in our logistics business increased $4.8 million in 2007 compared to 2006 reflecting the increased business in the majority of the logistics segment units. The overall transportation margin percentage for our logistics segment decreased from 18.0% in 2006 to 17.8% in 2007 due primarily to business mix changes and competitive pressures primarily in our truck services unit due to the recent economic downturn. The transportation margin percentage in each of our other logistics segment units was slightly higher in 2007 compared to 2006.

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

Income Tax Expense. Income tax expense decreased $8.7 million in 2007 compared to 2006 because of lower pre-tax income in 2007. The effective tax rate was equivalent between years. In October 2007, Mexico enacted a new tax law which replaces the existing asset tax with a new flat tax to supplement the regular income tax in that country. The new tax was effective on January 1, 2008, and did not have, and in the future is not expected to have, a material impact on our results of operations and financial condition.

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

Liquidity and Capital Resources

Cash provided by operating activities was $59.6 million, $108.0 million and $66.7 million for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively. The decrease in cash provided by operating activities in 2008 was due to the combination of the 2007 settlement of the Del Monte arbitration case increasing cash from operations in 2007 and the impact of lower traffic volumes in 2008 compared to 2007. While our balances of accounts receivable and accounts payable both declined in 2008 compared to 2007, our overall days’ sales outstanding on trade receivables and our days’ payable outstanding on trade payables remained consistent between years. In addition, in 2008 there were amounts paid related to our 2007 restructuring program and higher tax payments. Tax payments were $32.6 million in 2008 compared to $24.1 million in 2007. The lower payment in the 2007 period was due to a lower federal extension payment which is based on the timing of earnings during the year.

The increase in cash provided by operating activities in 2007 compared to 2006 was due primarily to the increase in accounts payable and other accrued liabilities compared to 2006. During 2006 there was a bonus payout (related to and accrued in the 2005 fiscal year) as well as increased payouts in 2006 compared to 2007 for taxes and litigation settlements. In addition, accounts payable was higher in 2007 due to the increase in business in 2007. As mentioned above, the Del Monte arbitration settlement, which was received in the second quarter of 2007, increased cash from operations in 2007 compared to 2006. Also contributing to the increased cash flow from operating activities in 2007 were $24.1 million of tax payments in 2007 compared to $37.4 million during 2006.

Cash generated from operating activities is typically used for working capital purposes, to fund capital expenditures, to repurchase common stock from time to time, to repay debt, and in the future would be available to fund any acquisitions or dividend payments we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain large cash balances and incur increased interest costs. However, because of favorable market conditions, we may from time to time repurchase common stock rather than reducing debt. Interest paid was $3.2 million, $4.7 million and $6.7 million in 2008, 2007 and 2006, respectively.

We had working capital of $46.4 million and $34.5 million at December 26, 2008 and December 28, 2007, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 26, 2008, our major commitments (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$44.0	$-	$-	$44.0	$-
Capital lease obligations	0.6	0.3	0.3	-	-
Interest on long-term debt	5.4	1.7	3.3	0.4	-
Operating leases	398.3	87.8	149.4	100.7	60.4
Dividends	5.2	5.2	-	-	-
Volume incentives	3.2	3.2	-	-	-
APL IT agreement	119.0	10.8	21.9	22.5	63.8
SAP IT agreement	25.1	8.0	12.0	5.1	-
Other IT agreements	2.4	2.0	0.4	-	-
HR agreements	1.4	0.6	0.6	0.2	-
Income tax contingencies	0.6	0.6	-	-	-
Severance liability	0.4	0.4	-	-	-
Purchased transportation	29.8	29.8	-	-	-

Total	$635.4	$150.4	$187.9	$172.9	$124.2

Long-term debt is the amount outstanding on our revolving credit agreement. The capital lease obligations were incurred in 2008 and are related to our SAP software project. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis, but also include operating leases for tractors used in our truck services and local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $60.9 million in 2008, $66.2 million in 2007 and $69.5 million in 2006. The dividends reflected in the table were paid on January 12, 2009. Volume incentives (which are recorded as a reduction of revenues in our consolidated financial statements) relate to amounts payable to companies that ship on our Stacktrain unit that met certain volume shipping commitments for the year 2008. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.6 million. The SAP IT agreement reflects commitments for on-going maintenance and support detailed further below. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and IT licensing, hosting and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions, including accrued interest, as of December 26, 2008 (see “Recently Issued Accounting Pronouncements” below). The severance liability relates to amounts to be paid related to our 2007 severance and facility exit program. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at year-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Based upon the current level of operations, management believes that estimated operating cash flow and availability under the 2007 Credit Agreement will be adequate to meet our working capital, capital expenditure, dividend and other cash needs during 2009, although no assurance can be given in this regard. Should the economic downturn continue or worsen, our operating cash flows may be adversely impacted. Continued disruption of the credit markets, the failure of banks in our lending group or their inability or refusal to provide funds under our credit facility and instability in capital markets could reduce the availability of funding under our 2007 Credit Agreement or for operating lease transactions.

Cash flows used in investing activities were $23.0 million, $13.1 million and $3.5 million for 2008, 2007 and 2006, respectively. The use of cash in 2008 included $16.6 million of cash capital expenditures related to the SAP project discussed below. An additional $4.6 million of capital expenditure was incurred for the purchase of 450 new 53-foot chassis as part of our effort to rationalize our equipment fleet. The remaining 2008 capital expenditures of $3.6 million were primarily for normal computer replacement items, partially offset by net proceeds of $1.8 million from the sale of primarily 48-foot chassis and containers. The use of cash in 2007 included $10.6 million related to the SAP project as discussed below. The remaining 2007 capital expenditures of $3.4 million were primarily for normal computer replacement items, partially offset by net proceeds of $0.9 million from the sale of property. The use of cash in 2006 was primarily for normal computer replacement items, partially offset by net proceeds of $0.2 million from the sale of property.

On September 30, 2007, we entered into a software license agreement with SAP under which we licensed an enterprise suite of applications, including the latest release of SAP’s transportation management solution. Under the agreement, we were granted a perpetual license for the suite of SAP software, and agreed to a two-year maintenance and support commitment for an annual fee of $2 million. During 2008, total cash expenditures for the SAP project were $22.4 million, $16.6 million of which was capitalized and $5.8 million was included in the Selling, General and Administrative line item of the Consolidated Statement of Operations. In addition, $0.8 million of capital lease obligations related to the SAP project were incurred in 2008. During 2007, total expenditures for the SAP project were $10.9 million, $10.6 million of which was capitalized (including the initial license fee of $9.3 million) and $0.3 million was included in the Selling, General and Administrative line item of the Consolidated Statement of Operations. During 2008, the finance and accounting modules of the new system were implemented at all business units with the exception of our Stacktrain unit. These modules will be implemented at our Stacktrain unit during the first quarter of 2009. Other operational elements of the new system for the intermodal and logistics segments are expected to be implemented by the end of 2009 and in 2010, respectively, and include equipment management, pricing, billing and tracking and tracing applications. Total capital investment for the remaining portions of the new system still to be implemented will range from $5 million to $10 million (not reflected in the above table) over the course of the project. It is anticipated that these amounts will be financed from a combination of operating cash flows and borrowings under our revolving credit agreement. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited until such time as the SAP implementation project is completed. Accordingly, the table above assumes payments in respect of both the SAP and APL IT agreements over the 5-year period even though we currently expect that the new SAP system will be operational and replace the APL system prior to the end of the 5-year period.

Capital expenditures for 2009 are budgeted at $12.8 million including $8.2 million for the SAP implementation project and $4.6 million primarily for normal computer and equipment replacement items.

Cash flows used in financing activities were $38.1 million, $87.9 million and $72.1 million for 2008, 2007 and 2006, respectively. During the 2008 period, we repaid $20.0 million on our revolving credit facility and $0.2 million of capital lease obligations related to the SAP software project, and paid $20.8 million for cash dividends. Options to purchase 274,865 shares of our common stock were exercised in 2008 for total proceeds of $3.0 million. The excess tax benefit associated with the exercise of the options and the vesting of restricted stock pursuant to SFAS No. 123 (R) was $0.2 million. Also during the 2008 period, 19,039 shares of our common stock were surrendered for payment of employee taxes due upon the annual June 1, 2008 vesting of restricted stock. These shares were retired, thereby reducing stockholders’ equity by $0.3 million. During 2007, we refinanced our prior bank revolving credit and term loan facility and the $59.0 million outstanding thereunder with a new $250 million revolving credit facility (see the discussion below). During 2007, we borrowed an additional net $5.0 million under the new facility to repurchase common stock and for general corporate purposes. During 2007, options to purchase 169,132 shares of our common stock were exercised for total proceeds of $1.8 million. The excess tax benefit associated with the exercise of the options and vesting of restricted stock was $0.2 million. Also during the 2007 period, 2,938,635 shares of our common stock were repurchased and retired for $72.5 million and we paid $21.6 million in common stock cash dividends. During 2006, we repaid $31.0 million of long-term debt, paid $22.5 million in common stock cash dividends and repurchased and retired $26.8 million of our common stock under a stock repurchase program announced in June 2006. During 2006, options to purchase 647,117 shares of our common stock were exercised for total proceeds to the company of $4.4 million. The excess tax benefit associated with the exercise of options was $3.8 million during 2006.

On April 5, 2007, we entered into a new $250 million, five-year revolving credit agreement (the “2007 Credit Agreement”). We have utilized $59.0 million of the 2007 Credit Agreement to repay the principal balance due under the term loan portion of our prior bank credit facility, which was terminated. In connection with the refinancing, we paid $0.8 million of fees and expenses ($0.6 million to lenders and $0.2 million to other third parties) and $0.5 million of interest due under the prior credit facility at closing. We also charged to expense $1.8 million for the write-off of existing deferred loan fees related to the prior credit facility. The 2007 Credit Agreement is supplied by a syndicate of eleven banks, led by Bank of America with a 22% funding commitment. No other bank in the syndicate has a funding commitment greater than 12%. While we believe that the funds available under the 2007 Credit Agreement will be provided by our syndicate of lenders as and when required by us and will be adequate to meet our cash needs during 2009, no assurance in this regard can be given.

Borrowings under the 2007 Credit Agreement bear interest, at our option, at a base rate plus a margin between 0.0% and 0.5% per annum, or at a Eurodollar rate plus a margin between 0.625% and 1.75% per annum, in each case depending on our leverage ratio. The base rate is the higher of the prime lending rate of the administrative agent or the federal funds rate plus  1/2 of 1%. Our obligations under the 2007 Credit Agreement are guaranteed by all of our direct and indirect domestic subsidiaries, and are secured by a pledge of all of the stock or other equity interests of our domestic subsidiaries and a portion of the stock or other equity interest of certain of our foreign subsidiaries.

The 2007 Credit Agreement also provides for letter of credit fees between 0.625% and 1.75%, and a commitment fee payable on the unused portion of the facility, which accrues at a rate per annum ranging from 0.125% to 0.350%, in each case depending on our leverage ratio.

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. We were in compliance with these covenants at December 26, 2008. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the company as defined in the 2007 Credit Agreement.

As noted above, the 2007 Credit Agreement requires us to satisfy a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio which is tested at the end of every quarter on a trailing four quarter basis, can be no less than 3:00:1.00. The maximum leverage ratio cannot exceed 3.00:1.00 at any time during any period of four consecutive fiscal quarters. Both ratios are based on our consolidated EBITDA for the applicable period adjusted to add-back non-recurring, non-cash charges, such as the goodwill impairment charge we recorded in 2008, that reduce our consolidated net income. As of December 26, 2008, we were in compliance with both the minimum interest coverage ratio and the maximum leverage ratio requirements.

At December 26, 2008, we had $184.6 million available under the 2007 Credit Agreement, net of $44.0 million outstanding and $21.4 million of outstanding letters of credit. At December 26, 2008, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 2.9% per annum.

During 2008, we received 3,079 primarily 53-ft. leased containers and 3,038 53-ft., 48-ft. and 40-ft. primarily leased chassis, and returned 2,423 primarily 48-ft. leased containers, 2,275 primarily 48-ft. and 40-ft. leased chassis, and sold 1,282 48-ft. owned chassis in an effort to continue to align our container and chassis fleets. During 2008, one leased railcar was destroyed.

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

Common Stock Repurchase Program

On June 12, 2006, we announced that our Board of Directors had authorized the purchase of up to $60 million of our common stock, and, on April 3, 2007, the company announced that our Board of Directors had authorized the purchase of an additional $100 million of our common stock. Both authorizations expire on June 15, 2009. We repurchased a total of 2,938,635 shares at an average price of $24.64 per share through December 28, 2007, and 19,039 shares at an average price of $21.54 per share during 2008. At December 26, 2008, $61.1 million remains available for the purchase of common stock under the current Board authorizations. We may make further share repurchases from time to time as market conditions warrant.

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

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retroactively. We adopted FSP 03-6-1 on December 27, 2008 (the first day of our 2009 fiscal year). The 2009 fiscal year adoption and retroactive application is not expected to have a material impact on our disclosure of earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the September 16, 2008 United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on our results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Due to our limited use of derivative instruments, the adoption of SFAS No. 161 is not expected to have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any non-controlling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) was effective for us on December 27, 2008 (the first day of our 2009 fiscal year). The adoption of SFAS No. 141 (revised 2007) is not expected to have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent to be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 was effective for us on December 27, 2008 (the first day of our 2009 fiscal year). The adoption of SFAS No. 160 is not expected to have a material impact on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. The financial asset and liability portion of SFAS No. 157 was adopted by us on December 29, 2007 (the first day of our 2008 fiscal year) with no impact on results of operations and financial condition. The remaining portion of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis was applicable on December 27, 2008 (the first day of our 2009 fiscal year). The adoption of SFAS No. 157 is not expected to have a material impact on our results of operations or financial condition, with the exception of the step two analyses under SFAS No. 142 for goodwill impairment which is still being assessed. Beginning in 2009, we will measure any identified goodwill impairment using the principles in SFAS No. 157 and SFAS No. 141 (revised 2007). These principles differ from the methods used to measure goodwill impairment in prior years and could result in a different amount of impairment than would have been measured under our previous methodology.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 26, 2008 or December 28, 2007.

Based upon the average variable interest rate debt outstanding during 2008, a 100 basis point change in our variable interest rates would have affected our 2008 pre-tax earnings by approximately $0.5 million. For 2007, a 100 basis point change in our variable interest rates would have affected our 2007 pre-tax earnings by approximately $0.6 million. For 2006, a 100 basis point change in our variable interest rates would have affected our 2006 pre-tax earnings by approximately $0.8 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of the company’s “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 26, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of December 26, 2008 based on the disclosure controls evaluation.

Objective of Controls. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion. Based upon the disclosure controls evaluation and the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures as further discussed below under “Management’s Report on Internal Control over Financial Reporting,” our CEO and CFO have concluded that as of December 26, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

However, giving full consideration to the material weakness described below, additional analyses and other procedures have been performed in order to provide assurance that our Consolidated Financial Statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of our consideration of the events and circumstances giving rise to the material weakness and these procedures, we concluded that the Consolidated Financial Statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

The management of Pacer is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the

Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the company, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the company’s internal control over financial reporting as of December 26, 2008. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective internal controls over the preparation and review of certain balance sheet reconciliations. Specifically, we did not timely identify and resolve reconciling items in certain cash accounts pertaining to Pacer Cartage and in various intercompany accounts among our intermodal segment operations. This control deficiency resulted in audit adjustments to certain balance sheet accounts in the company’s consolidated financial statements for the year ended December 26, 2008. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and other financial statement accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that the company did not maintain effective internal control over financial reporting as of December 26, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the company’s internal control over financial reporting as of December 26, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2.

Changes in Internal Control Over Financial Reporting

As previously discussed, in September 2007 we acquired an enterprise suite of software applications from SAP that will provide an integrated, streamlined platform across business units and provide better management information, eliminate duplicated work effort and enhance customer service and communications. During the quarter ended December 26, 2008, we converted all but one of our business units to the accounting modules of the SAP software. This conversion will continue for the next few months as we convert all of our business units to the SAP accounting modules. As part of this conversion, we are modifying, as necessary, the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls over financial reporting. These control changes include the automation of access controls and segregation of duties that were previously accomplished with manual processes. The conversion to the SAP accounting system was undertaken as part of an SAP project to integrate systems and improve information and process flow, and not in response to any actual or perceived deficiencies in our internal control over financial reporting. There were no additional changes in the company’s internal control over financial reporting during the quarter ended December 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We are in the process of developing and implementing remediation plans to address our material weakness. The control deficiency arose in part due to the transition to the new SAP accounting modules as our Pacer Cartage accounting group in Commerce, California experienced delays in the normal processing of payments as they were learning the new system. As our personnel become more experienced in using the system, the issues that contributed to the material weakness should be mitigated. Furthermore, we are undertaking enhanced analysis of balance sheet accounts to identify and reexamine period to period fluctuations and avoid reclassifications. Similarly, we are developing enhanced management review procedures around the bank reconciliation process that include more timely review and subsequent resolution of reconciling items. As we continue to implement the common SAP accounting platform, we also plan to consolidate, centralize and streamline accounting activities performed at various operating unit field locations, which should allow for better work dispersal among accounting personnel, improve compliance with processes and enhance monitoring of controls.

ITEM 9B. OTHER INFORMATION

On February 11, 2009, the company’s Board of Directors expanded the size of the Board to eight members and appointed Robert J. Grassi to the Board, with such appointment to be effective March 1, 2009. The Board determined that Mr. Grassi qualifies as an audit committee financial expert as defined under SEC regulations and appointed him to serve as a member of the audit committee. Mr. Grassi’s term will begin on March 1, 2009 and continue until the 2009 annual meeting of the shareholders, at which time he will be considered for election for a three-year term expiring at the 2012 annual meeting of shareholders.

Mr. Grassi’s compensation for his services as a director will be consistent with that of our other non-employee directors, as described in our definitive proxy statement with respect to our 2008 annual meeting of shareholders filed with the Securities and Exchange Commission on March 12, 2008, including, consistent with past practice, the grant, as of March 1, 2009, of a nonqualified stock option to purchase 12,000 shares of the company’s common stock under the 2006 Long-Term Incentive Plan. Such grant will vest in four equal annual installments beginning on March 1, 2010, the first anniversary of the grant date. Other than the foregoing standard compensation arrangements, there are no arrangements or understandings between Mr. Grassi and any other person pursuant to which he was appointed as a director. Mr. Grassi is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K.

Also on February 11, 2009, the Compensation Committee of the company’s Board of Directors approved the payment of bonuses to the company’s employees, including the named executive officers, under the company’s 2008 Performance Bonus Plan (the “2008 Plan”), which was filed as Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 28, 2007. Under the 2008 Plan, the payment of bonuses to the company’s named executive officers, all of whom are currently employees of our corporate unit, was contingent on the company’s fiscal year 2008 consolidated earnings per share (calculated before accrual of bonus payments) falling within specified minimum and maximum consolidated earnings per share targets established by the Compensation Committee and the Board at the beginning of the year, and bonus payments were capped at 100% of a participant’s bonus opportunity (stated as a percentage of base salary). In approving the bonus payments to all of our employees, including the named executive officers, the Compensation Committee, pursuant to its discretionary authority under the 2008 Plan, decided to exclude the impact of the 2008 non-cash goodwill impairment charge in determining the company’s EPS for purposes of the 2008 Plan, which resulted in the company achieving the maximum EPS target in the 2008 Plan, but at the same time the Committee also decided to reduce the amount of bonuses otherwise payable under the 2008 Plan to the named executive officers. The Compensation Committee also awarded a discretionary bonus to the Interim President, Intermodal Segment, Mr. Orris, who was not originally included as a participant in the 2008 Plan, in an amount equal to the reduced bonus amount awarded to the Chief Executive Officer, Mr. Uremovich, in recognition of Mr. Orris’ efforts as Interim President, Intermodal Segment, and the segment’s performance in 2008. The cash bonuses payable to the named executive officers for 2008 are as follows: the Chief Executive Officer, Mr. Uremovich – $405,508; the Interim President, Intermodal Segment, Mr. Orris – $405,508; the Chief Financial Officer through September 14, 2008, Mr. Yarberry – $132,297; the Chief Financial Officer beginning September 15, 2008, Mr. Kane – $88,000; the General Counsel, Mr. Killea – $132,921; and the Logistics Services Group President, Mr. Brashares – $127,745.

Pacer will provide additional information regarding the compensation of its executive officers in its proxy statement for its 2009 annual meeting of shareholders.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors.

The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors” in our Proxy Statement for our 2009 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2008 fiscal year.

(b)	Identification of Executive Officers.

Certain information concerning our executive officers is presented in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c)	Audit Committee Information; Financial Expert.

The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading “Audit Committee” in our Proxy Statement for our 2009 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2008 fiscal year.

(d)	Section 16(a) Compliance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2009 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2008 fiscal year.

(e)	Code of Ethics.

Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our Board of Directors on January 27, 2004. Our code of ethics is posted on our website at www.pacer.com in the “Investor Relations” sub-pages and is also available free of charge by written request to our Treasurer at Pacer International, Inc., 2300 Clayton Road, Suite 1200, Concord, California 94520. Any amendment to, or waiver from, our code of ethics will be posted on our website within four business days following such amendment or waiver.

(f)	Policy for Nominees.

The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading “Nominating and Corporate Governance Committee” in our Proxy Statement for our 2009 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2008 fiscal year. No material changes to the nominating process have occurred.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussions under the headings “2008 Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider

Participation” in our Proxy Statement for our 2009 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2008 fiscal year. The information required under Item 407(e)(5) of Regulation S-K is set forth under the heading “Compensation Committee Report” in our Proxy Statement for our 2009 annual meeting of shareholders, and is being furnished in this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	562,050	(1)	$17.18	2,178,750	(1)
Equity compensation plans not approved by security holders	-		-	-

Total	562,050	(1)	$17.18	2,178,750	(1)

(1) Under our 1999 Stock Option Plan, options to purchase 237,850 shares of our common stock were outstanding as of December 26, 2008, our fiscal year end, and no further option grants can be made under that plan. Under our 2002 Stock Option Plan, options to purchase 312,200 shares of our common stock were outstanding as of December 26, 2008, and no further option grants can be made under that plan. As of December 26, 2008, options to purchase 12,000 shares of our common stock were outstanding under our 2006 Long-Term Incentive Plan (the “2006 Plan”). In addition, at December 26, 2008, 200,875 restricted shares of common stock had been issued and were outstanding under the 2006 Plan. As of December 26, 2008, we have available 2,178,750 shares of our common stock for future issuance under the 2006 Plan.

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

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2009 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2008 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the discussion under the headings “Certain Relationships and Related Transactions,” “Review, Approval or Ratification of Transactions with Related Persons” and “Director Independence” in our Proxy Statement for our 2009 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2008 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the discussion under the headings “Fees Billed by Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” in our Proxy Statement for our 2009 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2008 fiscal year.

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

Schedule II – Valuation and Qualifying Accounts, for each of the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006, which appears on page S-1, is filed as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002). (Commission File No. 0-49828).

3.2	Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2002). (Commission File No. 0-49828).

4.1	Credit Agreement, dated April 5, 2007, among Pacer International, Inc., the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, Bank of Montreal, as Syndication Agent, BMO Capital Markets Corp., as Joint Lead Arranger, Union Bank of California, N.A., LaSalle Bank National Association and Deutsche Bank Trust Company Americas, as Co-Documentation Agents, Banc of America Securities LLC, as Joint Lead Arranger and Sole Book Manager, and Bank of America, N.A., as Swing Line Lender and Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

4.2	Guaranty dated April 5, 2007 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description

4.3	Pledge Agreement, dated as of April 5, 2007, between each Pledgor named on the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

10.1	Non-Competition Agreement, dated as of May 28, 1999, among Neptune Orient Lines Limited, APL Limited, Pacer International, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 4.5 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.2	Administrative Services Agreement, dated as of May 29, 2000, between APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.12 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). (Registration File No. 333-53700).

10.3	IT Supplemental Agreement, dated as of May 11, 1999, between APL Limited, APL Land Transport Services, Inc. and Coyote Acquisition LLC. (Incorporated by reference to Exhibit No. 10.10 to the Company’s Registration Statement on Form S-4 dated November 5, 1999). (Registration File No. 333-85041).

10.4	Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.5	Equipment Supply Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.10 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.6	Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.7	Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002, between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

10.8	Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the Company’s Registration Statement on Form S-4 dated October 7, 1999). (Registration File No. 333-85041).

10.9	Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

Exhibit Number	Exhibit Description

10.10	Rail Car Lease Agreement, dated September 1, 2000, among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000). (Commission File No. 333-85041).

10.11	Pacer International, Inc. 1999 Stock Option Plan, including forms of stock option agreements (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). Registration File No. 333-53700).+

10.12	Amendment No. 1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.13	Amendment No. 2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.14	Amendment to the Pacer International, Inc. 1999 Stock Option Plan and the Stock Option Agreements Evidencing Outstanding Options Granted Thereunder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

10.15	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.16	Amendment to the Stock Option Agreements Evidencing Outstanding Options Granted Under the Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

10.17	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Employee (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.18	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Non-Employee Director (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.19	Equipment Use Agreement, dated May 28, 1999, between PAMC LLC and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.35 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). (Registration File No. 333-53700).

10.20	Amendment No. 1 to Domestic Incentive Agreement, dated January 1, 2001, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001). (Registration File No. 333-53700).

10.21	Rail Car Lease Agreement, dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

Exhibit Number	Exhibit Description

10.22	Rail Car Lease Agreement, dated January 2001, between LaSalle National Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.23	Rail Car Lease Agreement, dated February 14, 2001, between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.24	License Agreement, dated as of September 30, 2007, by and between SAP America, Inc. and Pacer International, as amended by Amendment No. 1 thereto effective as of October 1, 2007. The Securities and Exchange Commission has granted confidential treatment for a portion of this exhibit. (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).

10.25	Amended and Restated Employment Agreement, dated March 1, 2003, between Pacer Transportation Solutions, Inc. and Jeffrey R. Brashares. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002). (Commission File No. 333-85041).+

10.26	Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 9, 2007). (Commission File No. 0-49828).+

10.27	Form of Restricted Stock Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 6, 2007). (Commission File No. 0-49828).+

10.28	Pacer International, Inc. 2008 Performance Bonus Plan (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2007). (Commission File No. 0-49828).+

10.29	Employment Agreement, dated December 1, 1998, between Pacer International, Inc. and Lawrence C. Yarberry, (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2000). (Commission File No. 333-85041).+

10.30	Employment Agreement, dated August 22, 2001, between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2001). (Commission File No. 333-85041).+

10.31	Master Lease Agreement, dated April 16, 2003, between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003). (Commission File No. 0-49828).

10.32	Master Equipment Lease Agreement, dated December 1, 2003, between Fleet Capital Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description

10.33	Employment Agreement, dated October 1, 2003, between Pacer International, Inc. and Michael Uremovich. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K/A for the year ended December 26, 2003). (Commission File No. 0-49828).+

10.34	Amendment dated June 30, 2004 to Master Lease Agreement, dated April 16, 2003, between LaSalle National Leasing Corporation and Pacer International, Inc. for 53 foot steel containers. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 17, 2004). (Commission File No. 0-49828).

10.35	Employment Agreement, dated May 1, 2007, between Pacer International, Inc. and James Ward (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 6, 2007). (Commission File No. 0-49828).+

10.36	Amendment dated February 19, 2007 to Employment Agreement, dated August 22, 2001 between Pacer International, Inc. and Michael F. Killea (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.37	Form of Stock Option Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.38	Form of Supplemental Severance Benefit Letter dated February 14, 2008 from the Company to Michael E. Uremovich, Lawrence E. Yarberry, Michael F. Killea, Jeffrey R. Brashares and Brian C. Kane (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.39	Form of Amendment to Employment Agreement, dated as of December 31, 2008, signed with executive officers and other key personnel subject to Employment Agreements.+

10.40	Employment Agreement, dated March 1, 2008, between Pacer International, Inc. and Marc L. Jensen.+

10.41	Employment Agreement, dated July 15, 2008, between Pacer International, Inc. and Karen S. Rice.+

10.42	Amended and Restated Employment Agreement dated as of February 16, 2009 between Pacer International, Inc. and Brian C. Kane.+

10.43	Amendment dated February 16, 2009 to Employment Agreement dated as of October 1, 2003 as amended by amendments dated November 1, 2006 and December 31, 2008 between Pacer International, Inc. and Michael E. Uremovich.+

10.44	Amendment dated February 16, 2009 to Employment Agreement dated as of August 22, 2001 as amended by amendments dated February 19, 2007 and December 31, 2008 between Pacer International, Inc. and Michael F. Killea.+

14	Code of Ethics

21	Subsidiaries of the Pacer International, Inc.

Exhibit Number	Exhibit Description

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Michael E. Uremovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Brian C. Kane pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Michael E. Uremovich and Brian C. Kane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

PACER INTERNATIONAL, INC.

Date: February 17, 2009	By:	/s/ Brian C. Kane
Brian C. Kane Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 17, 2009	By:	/s/ Michael E. Uremovich
Michael E. Uremovich Chairman, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 17, 2009	By:	/s/ Marc L. Jensen
Marc L. Jensen Vice President and Controller (Principal Accounting Officer)

Date: February 17, 2009	By:	/s/ Donald C. Orris
Donald C. Orris Director

Date: February 17, 2009	By:	/s/ Robert F. Starzel
Robert F. Starzel Director

Date: February 17, 2009	By:	/s/ Andrew C. Clarke
Andrew C. Clarke Director

Date: February 17, 2009	By:	/s/ Robert S. Rennard
Robert S. Rennard Director

Date: February 17, 2009	By:	/s/ P. Michael Giftos
P. Michael Giftos Director

Date: February 17, 2009	By:	/s/ J. Douglass Coates
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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Pacer International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 26, 2008 and December 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over the preparation and review of certain balance sheet reconciliations existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 26, 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

February 16, 2009

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 26, 2008	December 28, 2007
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$5.0	$6.7
Accounts receivable, net of allowances of $4.9 million and $4.6 million, respectively	183.6	205.3
Prepaid expenses and other	28.0	15.1
Deferred income taxes	3.1	4.3

Total current assets	219.7	231.4

Property and equipment
Property and equipment at cost	127.2	110.6
Accumulated depreciation	(65.6)	(69.2)

Property and equipment, net	61.6	41.4

Other assets
Goodwill	200.4	288.3
Other assets	12.9	13.0

Total other assets	213.3	301.3

Total assets	$494.6	$574.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$0.3	$-
Book overdraft	14.7	12.8
Accounts payable and other accrued liabilities	158.3	184.1

Total current liabilities	173.3	196.9

Long-term liabilities
Long-term debt and capital leases	44.3	64.0
Deferred income taxes	5.4	8.4
Other	0.9	2.1

Total long-term liabilities	50.6	74.5

Total liabilities	223.9	271.4

Commitments and contingencies (Notes 7, 9 & 11)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 34,940,620 and 34,626,794 issued and outstanding	0.4	0.4
Additional paid-in capital	300.1	294.5
Retained earnings (accumulated deficit)	(29.9)	7.9
Accumulated other comprehensive income/(loss)	0.1	(0.1)

Total stockholders’ equity	270.7	302.7

Total liabilities and stockholders’ equity	$494.6	$574.1

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 29, 2006
	(in millions, except share and per share data)
Revenues	$2,087.7	$1,969.4	$1,887.8

Operating expenses:
Cost of purchased transportation and services	1,659.7	1,537.7	1,446.4
Direct operating expenses (excluding depreciation)	132.2	130.5	123.1
Selling, general and administrative expenses	199.9	200.5	193.0
Goodwill impairment charge (Note 1)	87.9	-	-
Depreciation and amortization	6.2	6.2	7.0

Total operating expenses	2,085.9	1,874.9	1,769.5

Income from operations	1.8	94.5	118.3

Interest expense	(2.5)	(5.5)	(7.1)
Interest income	0.1	1.8	0.5
Loss on extinguishment of debt (Note 2)	-	(1.8)	-

Income/(loss) before income taxes	(0.6)	89.0	111.7

Income taxes	16.0	34.7	43.4

Net income/(loss)	$(16.6)	$54.3	$68.3

Earnings/(loss) per share (Note 13):

Basic:
Earnings/(loss) per share	$(0.48)	$1.53	$1.83

Weighted average shares outstanding	34,616,598	35,587,755	37,354,785

Diluted:
Earnings/(loss) per share	$(0.48)	$1.51	$1.80

Weighted average shares outstanding	34,616,598	35,911,246	38,020,862

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in- Capital	Unearned Compen- sation	Retained Earnings (Accumulated Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount
	(in millions, except share amounts)
Balance December 30, 2005	-	$-	37,463,748	$0.4	$277.8	$-	$28.7	$(0.2)	$306.7

Net income	-	-	-	-	-	-	68.3	-	68.3
Other comprehensive income	-	-	-	-	-	-	-	0.1	0.1

Total comprehensive income	-	-	-	-	-	-	68.3	0.1	68.4
Common stock dividends; $0.60 per share	-	-	-	-	-	-	(22.5)	-	(22.5)
Stock based compensation	-	-	-	-	1.5	-	-	-	1.5
Tax benefit from exercise of options	-	-	-	-	5.4	-	-	-	5.4
Repurchase and retirement of Pacer common stock	-	-	(965,818)	-	-	-	(26.8)	-	(26.8)
Issuance of common stock for exercise of options	-	-	647,117	-	4.4	-	-	-	4.4

Balance December 29, 2006	-	$-	37,145,047	$0.4	$289.1	$-	$47.7	$(0.1)	$337.1

Net income	-	-	-	-	-	-	54.3	-	54.3
Other comprehensive income	-	-	-	-	-	-	-	-	-

Total comprehensive income	-	-	-	-	-	-	54.3	-	54.3
Common stock dividends; $0.60 per share	-	-	-	-	-	-	(21.2)	-	(21.2)
Stock based compensation	-	-	-	-	2.9	-	-	-	2.9
Tax benefit from stock based compensation	-	-	-	-	0.7	-	-	-	0.7
Cumulative effect of adoption of FIN 48 (Note 1)	-	-	-	-	-	-	(0.4)	-	(0.4)
Issuance of restricted stock	-	-	251,250	-	-	-	-	-	-
Repurchase and retirement of Pacer common stock	-	-	(2,938,635)	-	-	-	(72.5)	-	(72.5)
Issuance of common stock for exercise of options	-	-	169,132	-	1.8	-	-	-	1.8

Balance December 28, 2007	-	$-	34,626,794	$0.4	$294.5	$-	$7.9	$(0.1)	$302.7

Net loss	-	-	-	-	-	-	(16.6)	-	(16.6)
Other comprehensive income	-	-	-	-	-	-	-	0.2	0.2

Total comprehensive income/(loss)	-	-	-	-	-	-	(16.6)	0.2	(16.4)
Common stock dividends; $0.60 per share	-	-	-	-	-	-	(20.9)	-	(20.9)
Stock based compensation	-	-	-	-	1.9	-	-	-	1.9
Tax benefit from stock based compensation	-	-	-	-	0.7	-	-	-	0.7
Issuance of restricted stock	-	-	58,000	-	-	-	-	-	-
Repurchase and retirement of Pacer common stock	-	-	(19,039)	-	-	-	(0.3)	-	(0.3)
Issuance of common stock for exercise of options	-	-	274,865	-	3.0	-	-	-	3.0

Balance December 26, 2008	-	$-	34,940,620	$0.4	$300.1	$-	$(29.9)	$0.1	$270.7

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 29, 2006
	(in millions)
Cash flows from operating activities
Net income/(loss)	$(16.6)	$54.3	$68.3
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	6.2	6.2	7.0
Gain on sale of property and equipment	(1.5)	(0.9)	(0.2)
Deferred taxes	(1.8)	8.0	9.2
Loss on extinguishment of debt	-	1.8	-
Goodwill impairment charge	87.9	-	-
Stock based compensation expense	1.9	2.9	1.5
Excess tax benefit from exercise of stock options	(0.2)	(0.2)	(3.8)
Change in operating assets and liabilities
Accounts receivable, net	21.7	5.1	8.9
Prepaid expenses and other	(12.9)	0.4	(4.7)
Accounts payable and other accrued liabilities	(24.5)	32.7	(20.4)
Other	(0.6)	(2.3)	0.9

Net cash provided by operating activities	59.6	108.0	66.7

Cash flows used in investing activities
Capital expenditures	(24.8)	(14.0)	(3.7)
Proceeds from sales of property and equipment	1.8	0.9	0.2

Net cash used in investing activities	(23.0)	(13.1)	(3.5)

Cash flows used in financing activities
Net borrowings/repayments under revolving line of credit agreement, net of debt issuance costs	(20.0)	63.2	-
Proceeds from exercise of stock options	3.0	1.8	4.4
Excess tax benefit from exercise of stock options	0.2	0.2	3.8
Dividends paid to shareholders	(20.8)	(21.6)	(22.5)
Repurchase and retirement of Pacer common stock	(0.3)	(72.5)	(26.8)
Debt and capital lease obligation repayment	(0.2)	(59.0)	(31.0)

Net cash used in financing activities	(38.1)	(87.9)	(72.1)

Effect of exchange rate changes on cash	(0.2)	(0.3)	(0.2)

Net (decrease)/increase in cash and cash equivalents	(1.7)	6.7	(9.1)

Cash and cash equivalents at beginning of year	6.7	-	9.1

Cash and cash equivalents at end of year	$5.0	$6.7	$-

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Pacer International, Inc. (“Pacer” or the “Company”) is a leading asset-light North American transportation and logistics services provider offering a broad array of services to facilitate the movement of freight from origin to destination. The Company operates in two segments, the intermodal segment and the logistics segment (see Note 8 to the consolidated financial statements for segment information). The intermodal segment provides intermodal transportation services to transportation intermediaries, international shipping companies and beneficial cargo owners. The intermodal segment’s Stacktrain operations’ fiscal year ends on the last Friday in December and the intermodal segment’s local cartage and rail brokerage operations’ fiscal year ends on the last day in December. The logistics segment provides services to truck highway brokerage, truck transport (including specialized haulage), warehousing and distribution, international freight forwarding, ocean shipping and supply chain management services to a wide variety of end-user customers. Its fiscal year ends on the last day in December.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At December 26, 2008 and December 28, 2007, accounts receivable included unbilled amounts of $14.7 million and $15.3 million, respectively.

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

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt. The balances of $0.6 million and $0.8 million at December 26, 2008 and December 28, 2007, respectively, relate to those costs, amortized over 5 years, associated with the revolving credit facility entered into in April 2007.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired. The Company evaluates the carrying value of goodwill and recoverability at least annually and otherwise should events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The fair value of each of our reporting units is determined based upon the average value using an income approach based on the present value of estimated future cash flows and a market approach based on market price data of stocks of corporations engaged in similar businesses.

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142), we performed an annual evaluation of our intangible assets. Based on a combination of factors, including the current economic downturn, the steep, sustained decline in our stock price and resulting market capitalization, and the operating results of our logistics reporting unit, we concluded that the carrying value

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of our logistics reporting unit (including goodwill) exceeded the fair value of our logistics reporting unit. As a result, we recorded a non-cash goodwill impairment charge of $87.9 million, $73.3 million net of tax, or $2.11 per share during 2008.

While our year-end 2008 annual goodwill impairment analysis did not result in an impairment charge to our intermodal reporting unit, t he excess of fair value over carrying value for the segment declined substantially. The excess of fair value over carrying value for our intermodal reporting unit as of December 26, 2008, the annual testing date, was approximately $65 million, as compared to $288 million as of December 28, 2007. Should the economic downturn in 2009 continue or worsen, growth rates in the transportation industry decline, the trading price of our common stock deteriorate further or other adverse events occur, the determination of fair value in the future could result in a goodwill impairment with respect to one or both of the Company’s reporting units, which would negatively impact the operating results and net worth of the Company.

The Company has allocated goodwill to the reporting units as shown in the table below as of December 26, 2008 and December 28, 2007 (in millions):

	Logistics Segment	Intermodal Segment	Total
Balance at December 29, 2006	$119.3	$169.0	$288.3
Activity	-	-	-

Balance at December 28, 2007	$119.3	$169.0	$288.3
Goodwill Impairment	(87.9)	-	(87.9)

Balance at December 26, 2008	$31.4	$169.0	$200.4

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2005	$(0.2)	$(0.2)
Activity during 2006 (net of $0.02 million tax)	0.1	0.1

Balance at December 29, 2006	$(0.1)	$(0.1)

Activity during 2007 (net of $- million tax)	-	-

Balance at December 28, 2007	$(0.1)	$(0.1)

Activity during 2008 (net of $0.1 million tax)	0.2	0.2

Balance at December 26, 2008	$0.1	$0.1

The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

Common Stock Repurchases

On June 12, 2006, the Company announced that its Board of Directors had authorized the purchase of up to $60 million of its common stock, and, on April 3, 2007, the Company announced that its Board of Directors had authorized the purchase of an additional $100 million of its common stock. Both authorizations expire on June 15, 2009. The Company repurchased a total of 2,938,635 shares at an average price of $24.64 per share for 2007 and repurchased a total of 19,039 shares at an average price of $21.54 per share for the year 2008. At December 26, 2008, $61.1 million remains available for the purchase of common stock under the current Board authorizations; the Company intends to make further share repurchases from time to time as market conditions warrant.

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

The fair value of each option grant is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. No stock option grants were made in 2008. The expected term of stock options is based on an analysis of historical exercise behavior. The expected volatility is based on the change in weekly prices of the Company’s stock over a 104-week period preceding each grant date. The

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option. The dividend yield reflects an estimated annual dividend of $0.60 per share divided by the market price at date of grant.

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
Black-Scholes option-pricing model assumptions:

Weighted average risk-free interest rate	4.1%	4.8%
Weighted average volatility	33%	32%
Weighted average dividend yield	3.0%	2.0%
Weighted average expected option term	5.0 years	5.9 years
Weighted average fair value of options granted	$5.26	$9.53

The Company granted 65,000 shares of restricted stock to certain employees during 2008 with a weighted average market price at date of grant of $20.98, and 282,000 shares of restricted stock to certain employees during 2007 (including a 2006 grant of 195,000 shares which was subject to approval by shareholders of the 2006 Plan which occurred in May 2007) with a weighted average market price at date of grant of $25.93.

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

During 2008, the Company had one customer representing 10.5% of total revenues generated primarily in the intermodal segment. During 2007, the Company had one customer representing 10.4% of total revenues. During 2006, the Company had one customer representing 10.3% of total revenues. Approximately 20% of our 2008 total revenues were related to the automotive industry.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under FSP 03-6-1, unvested share-based payment awards that

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retroactively. The Company adopted FSP 03-6-1 on December 27, 2008 (the first day of our 2009 fiscal year). The 2009 fiscal year adoption and retroactive application is not expected to have a material impact on our disclosure of earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the September 16, 2008 United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Due to the Company’s limited use of derivative instruments, the adoption of SFAS No. 161 is not expected to have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) was effective for the Company on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The adoption of SFAS No. 141 (revised 2007) is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent to be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 was effective for the Company on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. The financial asset portion of SFAS No. 157 was adopted by the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year) with no impact on results of operations and financial condition. The remaining portion of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis was applicable on

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 27, 2008 (the first day of the Company’s 2009 fiscal year). The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial condition, with the exception of the step two analyses under SFAS No. 142 for goodwill impairment which is still being assessed. Beginning in 2009, the Company will measure any identified goodwill impairment using the principles in SFAS No. 157 and SFAS No. 141 (revised 2007). These principles differ from the methods used to measure goodwill impairment in prior years and could result in a different amount of impairment than would have been measured under the previous methodology.

NOTE 2. LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases are summarized as follows (in millions):

	December 26, 2008	December 28, 2007
2007 Credit Agreement (2.9%; due April 5, 2012)	$44.0	$64.0
Capital lease obligations (see Note 11)	0.6	-

Total	44.6	64.0
Less current portion of capital lease obligations	0.3	-

Long-term portion	$44.3	$64.0

At December 26, 2008, the Company had $184.6 million available under the 2007 Credit Agreement, net of $44.0 million outstanding and $21.4 million of outstanding letters of credit. At December 26, 2008, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 2.9% per annum. The Company repaid a net $20.0 million in 2008, borrowed a net $5.0 million in 2007 in addition to the refinancing discussed below, and repaid $31.0 million in 2006. Operating cash flows funded the repayment of the debt.

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

Borrowings under the 2007 Credit Agreement bear interest, at the Company’s option, at a base rate plus a margin between 0.0% and 0.5% per annum, or at a Eurodollar rate plus a margin between 0.625% and 1.75% per annum, in each case depending on the Company’s leverage ratio. The base rate is the higher of the prime lending rate of the administrative agent or the federal funds rate plus  1/2 of 1%. The Company’s obligations under the 2007 Credit Agreement are guaranteed by all of its direct and indirect domestic subsidiaries and are secured by a pledge of all of the stock or other equity interests of its domestic subsidiaries and a portion of the stock or other equity interest of certain of its foreign subsidiaries.

The 2007 Credit Agreement also provides for letter of credit fees between 0.625% and 1.75%, and a commitment fee payable on the unused portion of the facility, which accrues at a rate per annum ranging from 0.125% to 0.350%, in each case depending on the Company’s leverage ratio.

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

an event of default. Other events of default include the Company’s failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the Company as defined in the 2007 Credit Agreement. As of December 26, 2008, we were in compliance with all covenants of the 2007 Credit Agreement.

The Company acquired $0.8 million of computer equipment under a capital lease related to the implementation of the SAP software project and repaid $0.2 million of capital leases during 2008. In addition, the Company capitalized $0.7 million of interest related to the SAP software project. The net book value of equipment under capital lease was $0.6 million at December 26, 2008.

Contractual maturities of long-term debt and capital lease obligations during each of the four years subsequent to 2008 are as follows (in millions):

2009	$0.3
2010	0.3
2011	-
2012	44.0

Total	$44.6

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. Through December 26, 2008, a total of $6.1 million has been expensed for the severance of 134 employees and the closure of four facilities. The table below shows activity for the fiscal years ended December 26, 2008 and December 28, 2007 (in millions).

	Costs of Facility Closings			Costs of Other Severance			Total
	Accrued	Paid	Bal.	Accrued	Paid	Bal.	Accrued	Paid	Bal.
Bal. at 12/29/06	$-	$-	$-	$-	$-	$-	$-	$-	$-
Activity	0.7	0.6	0.1	5.3	3.1	2.2	6.0	3.7	2.3

Bal. at 12/28/07	0.7	0.6	0.1	5.3	3.1	2.2	6.0	3.7	2.3
Activity	-	0.1	(0.1)	0.1	1.9	(1.8)	0.1	2.0	(1.9)

Bal. at 12/26/08	$0.7	$0.7	$-	$5.4	$5.0	$0.4	$6.1	$5.7	$0.4

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 29, 2006
Current:
Federal	$15.3	$23.6	$29.7
State	2.7	3.1	4.4

Total current	18.0	26.7	34.1
Deferred:
Federal	(1.8)	7.2	7.9
State	(0.2)	0.8	1.4

Total deferred	(2.0)	8.0	9.3

Total provision	$16.0	$34.7	$43.4

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 29, 2006
U.S. federal statutory rate	35.0%	35.0%	35.0%

Increases in rate resulting from:
State tax, net of federal benefit	(232.5)%	3.4%	3.5%
FIN 48 liability release	555.6%	-	-
Goodwill impairment	(2,744.3)%	-	-
State NOL valuation allowance	(29.6)%	-	-
Other permanent book/tax Differences	(250.9)%	0.6%	0.3%

Net effective tax rate	(2,666.7)%	39.0%	38.8%

All federal income tax returns of Pacer International, Inc. are closed through 2003 and filed through 2007.

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 26, 2008 and December 28, 2007 (in millions):

	December 26, 2008	December 28, 2007
Tax loss carry-forwards	$0.6	$0.6
Property and equipment	(13.7)	(9.6)
Allowance for doubtful accounts	1.9	1.8
Accrued liabilities	1.7	1.4
Tax basis in excess of book – recapitalization	(5.2)	3.7
Goodwill impairment	14.9	-
State NOL valuation allowance	(0.2)	-
Other	(2.3)	(2.0)

Total net deferred tax asset	$(2.3)	$(4.1)

Current deferred tax asset	$6.2	$7.6
Non-current deferred tax asset	12.1	5.8
Current deferred tax liability	(3.1)	(3.3)
Non-current deferred tax liability	(17.5)	(14.2)

Total net deferred tax asset	$(2.3)	$(4.1)

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

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 was effective for the Company as of December 30, 2006. As a result of this implementation, the Company recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect increase, at the beginning of 2007, the Company had a liability of approximately $3.9 million of total reserves relating to uncertain tax positions and a total of $4.1 million and $0.6 million at December 28, 2007 and December 26, 2008, respectively, including accrued interest. The Company reduced its unrecognized tax benefits by $3.5 million as a result of certain expirations of federal statutes of limitations in the third quarter of 2008. During the next twelve months, the Company expects to reduce its unrecognized tax benefits by approximately $0.6 million as a result of further expirations of federal and state statutes of limitations. Below is a rollforward of the FIN 48 reserve (in millions).

	FIN 48	Interest/Penalties	Total
FIN 48 Reserve at December 30, 2006	$(2.5)	$(1.4)	$(3.9)
Accrued Interest	-	(0.2)	(0.2)

FIN 48 Reserve at December 28, 2007	$(2.5)	$(1.6)	$(4.1)
FIN 48 Liability Release	2.0	1.5	3.5

FIN 48 Reserve at December 26, 2008	$(0.5)	$(0.1)	$(0.6)

The total amount of unrecognized tax benefits, if recognized, that would affect the effective tax rate is $0.6 million.

The Company recognized $19 thousand, $0.2 million and $0.1 million of accrued interest and no penalties related to unrecognized tax benefits in its income tax expense for the years ending December 26, 2008, December 28, 2007 and December 29, 2006, respectively.

NOTE 5. 401(K) PLAN AND LONG-TERM INCENTIVE PLANS

Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions by the Company to the plan in 2008, 2007 and 2006 were $1.7 million, $1.6 million and $1.7 million, respectively.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the stock option transactions under the 1999 Plan, the 2002 Plan and the 2006 Plan as of December 26, 2008.

	Options	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
			($ millions)
Balance at December 30, 2005	1,805,730	$11.18

Options exercisable, end of year	681,305	$8.27

Granted	178,000	$29.83
Canceled or expired	(119,366)	$22.36
Exercised	(647,117)	$6.76

Balance at December 29, 2006	1,217,247	$15.16

Granted	12,000	$19.99
Canceled or expired	(192,200)	$19.25
Exercised	(169,132)	$10.78

Balance at December 28, 2007	867,915	$15.28

Granted	-	$-
Canceled or expired	(31,000)	$16.89
Exercised	(274,865)	$19.37

Balance at December 26, 2008	562,050	$17.18	$-

Options exercisable, end of year	447,850	$15.47	$-

Shares available for future grant	2,178,750

The following table summarizes information about stock options outstanding at December 26, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Common Stock
$ 5.00	50,250	0.4	$5.00	50,250	$5.00
$ 10.00	15,900	0.9	$10.00	15,900	$10.00
$ 12.64	183,300	2.5	$12.64	183,300	$12.64
$ 12.65 - $15.91	46,900	4.7	$15.82	31,500	$15.91
$ 15.92 - $19.60	156,200	5.6	$19.60	115,900	$19.56
$ 19.61 - $26.69	69,500	6.9	$26.69	35,000	$26.51
$26.70 - $29.41	24,000	7.8	$29.41	9,600	$29.41
$29.42 - $35.17	16,000	7.4	$35.17	6,400	$35.17

Total	562,050	4.2	$17.18	447,850	$15.47

The compensation cost that has been charged against income for the share-based compensation plans was $1.9 million, $2.9 million and $1.5 million for 2008, 2007 and 2006, respectively. The excess tax benefit realized for the tax deductions from the share-based compensation plans totaled $1.4 million, $1.2 million and $5.4 million for 2008, 2007 and 2006, respectively. The tax benefit for stock compensation expense included in the provision for income taxes totaled $1.4 million and $1.2 million for 2008 and 2007, respectively. The total intrinsic value of options exercised was $2.3 million, $1.9 million and $14.3 million for 2008, 2007 and 2006, respectively. As of December 26, 2008, there was $0.5 million of total

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 1.6 years.

The Company has also issued time-based restricted stock under the 2006 Plan to certain employees with an initial grant in 2006 subject to shareholder approval of the 2006 Plan which occurred in May 2007. For reporting purposes, the initial grant is deemed to have occurred in 2007 upon shareholder approval of the 2006 Plan. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock awards vest in 25% increments, on June 1 of each year over a four year period. Restricted stock is not considered issued and outstanding until it vests. A summary of restricted stock activity for the year ended December 26, 2008 is presented below:

	Shares	Weighted Avg. Grant-Date Fair Value
Nonvested at December 30, 2006	-	$-
Granted	282,000	$25.93
Vested	(48,750)	$27.64
Forfeited	(30,750)	$27.64

Nonvested at December 28, 2007	202,500	$25.25

Granted	65,000	$20.98
Vested	(59,625)	$25.57
Forfeited	(7,000)	$22.41

Nonvested at December 26, 2008	200,875	$23.84

The total fair value of restricted shares vested during 2008 and 2007 were $1.5 and $1.3 million, respectively, based on the market price at the grant date. As of December 26, 2008, there was $2.7 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

NOTE 6. RELATED PARTY TRANSACTIONS

The following table summarizes related party transactions recorded in the consolidated statements of operations (in millions).

Related Party	Type	Fiscal Year Ended December 26, 2008	Fiscal Year Ended December 28, 2007	Fiscal Year Ended December 29, 2006
Cost of purchased transportation and services:
Panther Expedited	Truck transportation	$4.6	$4.5	$0.7

Selling, general and administrative expenses:
Perimeter West	Facility lease	-	-	1.8

Total related party SG&A expenses		$-	$-	$1.8

Total related party expenses		$4.6	$4.5	$2.5

The Company engages, in the ordinary course of its business, Panther Expedited Services, Inc. as a transportation broker to provide transportation services from time to time. Andrew C. Clarke, a member of the Company’s Board of Directors, is President of Panther Expedited Services, Inc. The Company paid Panther Expedited Services, Inc. $4.6 million, $4.5 million and $0.7 million in 2008, 2007 and 2006, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the acquisition of Rail Van, the Company assumed a lease of a building that had been entered into by Rail Van with Perimeter West LLC, an entity associated with Mr. Brashares, an executive officer of the Company, and certain former shareholders of Rail Van. This lease commenced in April 2001, with an initial annual base rental payment of approximately $1.3 million. Lease payments were $1.8 million for the year ended December 29, 2006. In November 2006, Perimeter West LLC sold the land and building to an unaffiliated entity.

Management believes that the terms of the related party transactions listed above were at fair market rates.

NOTE 7. COMMITMENTS AND CONTINGENCIES

The Company is subject to routine litigation arising in the ordinary course of business, and, except as discussed below, none of which is expected to have a material adverse effect on the Company’s business, consolidated results of operations, financial condition or cash flows. Most of the lawsuits to which the Company is a party are covered by insurance and are being defended in cooperation with insurance carriers.

The Union Pacific Railroad has asserted two claims against us for retroactive and prospective rate adjustments for containers shipped on their railroad. Both claims are in an early stage of development. One claim is in the early stage of arbitration before the American Arbitration Association (AAA). If we are unable to resolve the second claim, it may be submitted for arbitration before the AAA as well. The information available to us at this time does not indicate that it is probable that a liability has been incurred as of the year ended December 26, 2008, and we cannot make an estimate of the amount, or range of amounts, of any liability that would be incurred if one or both claims were resolved against our favor. Accordingly, we have not accrued any liability for these claims in our financial statements at and for the year ended December 26, 2008. Union Pacific’s calculation of the dollar amount of retroactive rate adjustments that it claims from us, which covers the period from January 1, 2005, through October 31, 2008, is approximately $90 million. We dispute these claims in their entirety and believe that we have meritorious defenses to them and that the Union Pacific Railroad is not entitled to any of the claimed rate adjustments. We intend to vigorously defend against these claims and pursue our other related rights and remedies. If these claims were to be adversely determined against us, the amount we could be required to pay could have a material adverse effect on our results of operations and cash flows in the quarter in which such loss is incurred.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8. SEGMENT INFORMATION

The intermodal segment provides intermodal rail transportation, intermodal marketing and local trucking services. The logistics segment provides highway brokerage, truck services, warehousing and distribution, international freight forwarding and supply chain management services.

The following table presents revenues generated by country or geographical area for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006 (in millions).

	Fiscal Year Ended
	Dec. 26, 2008	Dec. 28, 2007	Dec. 29, 2006
United States	$1,861.3	$1,730.7	$1,674.2

Foreign revenues

Europe	54.0	44.0	31.6
Russia/China	43.9	31.7	33.6
Far East	34.5	26.8	19.3
Canada	19.2	18.8	19.2
Australia/New Zealand	12.5	7.9	7.8
Mexico	11.6	68.2	58.3
Mideast	11.5	7.8	7.4
South America	9.9	6.7	4.5
Africa	2.8	2.3	1.7
All other	26.5	24.5	30.2

Total foreign revenues	$226.4	$238.7	$213.6

Total	$2,087.7	$1,969.4	$1,887.8

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reportable segment information for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006 (in millions):

	Intermodal	Logistics		Corp./Other	Consolidated
Fiscal year ended December 26, 2008
Revenues	$1,633.4	$455.9		$-	$2,089.3
Intersegment elimination	(0.6)	(1.0)		-	(1.6)

Subtotal	1,632.8	454.9		-	2,087.7
Income/(loss) from operations	113.3	(88.1	)1/	(23.4)	1.8
Depreciation and amortization	4.5	1.5		0.2	6.2
Capital expenditures 3/	21.7	2.7		0.4	24.8

Fiscal year ended December 28, 2007
Revenues	$1,567.9	$402.1		$-	$1,970.0
Intersegment elimination	(0.1)	(0.5)		-	(0.6)

Subtotal	1,567.8	401.6		-	1,969.4
Income from operations 2/	112.0	4.1		(21.6)	94.5
Depreciation and amortization	5.3	0.8		0.1	6.2
Capital expenditures 3/	11.6	2.1		0.3	14.0

Fiscal year ended December 29, 2006
Revenues	$1,491.7	$397.0		$-	$1,888.7
Intersegment elimination	(0.2)	(0.7)		-	(0.9)

Subtotal	1,491.5	396.3		-	1,887.8
Income from operations	132.6	1.6		(15.9)	118.3
Depreciation and amortization	5.8	1.1		0.1	7.0
Capital expenditures	2.2	1.5		-	3.7

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and as such they are not disclosed here.

1/ Included in income/(loss) from operations for the logistics segment is a goodwill impairment charge of $87.9 million.

2/ Intermodal segment, logistics segment, corporate and consolidated income from operations for the year ended December 28, 2007 included $1.8 million, $2.1 million, $2.1 million and $6.0 million, respectively, of costs associated with facility closings and other severance activities.

3/ Included in the capital expenditures for 2008 and 2007, is $16.6 million and $10.6 million, respectively, related to the licensing and implementation of the SAP software project ($14.9 million and $9.6 million intermodal segment, respectively, and $1.3 million and $0.7 million logistics segment, respectively, and $0.4 million and $0.3 million corporate, respectively). See Note 9. All other capital expenditure amounts relate to normal computer replacement items.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 26, 2008 and December 28, 2007 (in millions):

	2008	2007
Railcars	$26.0	$26.0
Containers and chassis (in use)	19.6	24.4
Leasehold improvements and other (including computer hardware and software)	55.4	48.8
Software under development	26.2	11.4

Total	127.2	110.6
Less: accumulated depreciation	(65.6)	(69.2)

Property and equipment, net	$61.6	$41.4

Depreciation and amortization of property and equipment was $6.2 million, $6.2 million and $7.0 million for the years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively. The Company retired $9.7 million, $1.7 million and $0.7 million of accumulated depreciation associated with the sale of containers and chassis in 2008, 2007 and 2006, respectively. Equipment under capital lease is included above with a cost of $0.8 million and accumulated amortization of $0.2 million at December 26, 2008.

During 2008, the Company had cash capital expenditures of $24.8 million. Cash capital expenditures in 2008 for the SAP software project totaled $16.6 million, with an additional $0.9 million accrued in work-in-progress. The Company capitalized $0.7 million of interest related to the SAP software project during 2008. The Company will continue to avail itself of the services and support under its existing long-term technology services agreement with APL Limited, until such time as the SAP project is complete. Of the remaining $8.2 million of cash capital expenditures in 2008, $4.6 million was for the purchase of 450 53-foot chassis and $3.6 million was for normal computer replacement items. The Company received $1.8 million from the sale of containers and chassis and retired $9.9 million of property during the year.

During 2007, the Company had cash capital expenditures of $14.0 million. Cash capital expenditures for the SAP software project totaled $10.6 million for 2007, with an additional $0.8 million accrued in work-in-progress. The remaining $3.4 million of capital expenditures in 2007 was for normal computer replacement items. The Company received $0.9 million from the sale of containers and other equipment and retired $1.7 million of property during the year.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities at December 26, 2008 and December 28, 2007 were as follows (in millions):

	2008	2007
Accounts payable	$65.7	$67.3
Accrued rail liability	44.3	52.2
Accrued compensation and benefits	12.3	9.0
Accrued freight payable	6.4	6.4
Accrued equipment maintenance and lease	5.6	6.5
Accrued dividends payable	5.2	5.2
Accrued volume rebates payable	3.2	13.3
Uncertain tax positions	0.6	4.1
Severance and facility exit liability	0.4	2.3
Accrued interest payable	0.3	0.5
Accrued administrative costs	0.2	0.6
Accrued litigation liability	-	3.3
Accrued income taxes payable	-	0.3
Other accrued liabilities	14.1	13.1

Total accounts payable and other accrued liabilities	$158.3	$184.1

NOTE 11. LEASES

The Company leases doublestack railcars, containers, chassis, tractors, data processing equipment and real and other property. Future minimum lease payments under noncancelable leases at December 26, 2008 for the five years subsequent to 2008 and thereafter are summarized as follows (in millions):

	Capital Leases	Operating Leases
2009	$0.3	$87.8
2010	0.3	80.4
2011	-	69.0
2012	-	56.2
2013	-	44.5
Thereafter	-	60.4

Total minimum payments	$0.6	$398.3

Less amount representing interest (at an effective rate of 5.6%)	-

Present value of minimum lease payments	$0.6

Rental expense was $114.5 million, $109.5 million and $103.6 million for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively.

During 2008, the Company received 3,079 primarily 53-ft. leased containers and 3,038 53-ft., 48-ft. and 40-ft. primarily leased chassis, and returned 2,423 primarily 48-ft. leased containers, 2,275 primarily 48-ft. and 40-ft. leased chassis, and sold 1,282 48-ft. owned chassis in an effort to more closely align our container and chassis fleets. During 2008, one railcar was destroyed.

During 2007, the Company received 1,658 primarily 53-ft. leased containers and 1,072 53-ft., 48-ft. and 40-ft. leased chassis, and returned 2,191 primarily 48-ft. leased containers, 1,596 primarily 48-ft.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and 40-ft. leased chassis, and sold 618 48-ft. owned chassis in an effort to more closely align our container and chassis fleets. During 2007, four railcars were destroyed.

The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in revenues. Rental income was $60.9 million, $66.2 million and $69.5 million for the fiscal years ended December 26, 2008, December 28, 2007 and December 29, 2006, respectively.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows (in millions):

	Fiscal Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006
Cash payments:
Interest	$3.2	$4.7	$6.7
Income taxes	$32.6	$24.1	$37.4

NOTE 13. EARNINGS/(LOSS) PER SHARE

The following table sets forth the computation of earnings/(loss) per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 26, 2008	December 28, 2007	December 29, 2006
Numerator:
Net income/(loss) – basic	$(16.6)	$54.3	$68.3

Numerator for earnings/(loss) per share – diluted	$(16.6)	$54.3	$68.3

Denominator:
Denominator for earnings/(loss) per share-basic – Common shares outstanding	34,616,598	35,587,755	37,354,785

Effect of dilutive securities:
Stock options/Restricted stock	-	323,491	666,077

Denominator for earnings/(loss) per share – diluted	34,616,598	35,911,246	38,020,862

Earnings/(loss) per share – basic	$(0.48)	$1.53	$1.83

Earnings/(loss) per share – diluted	$(0.48)	$1.51	$1.80

Anti-dilutive shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted net income per share. For the years ended December 26, 2008, December 28, 2007 and December 29, 2006, the weighted average shares outstanding that were anti-dilutive were 577,576 shares, 353,618 shares and 171,994 shares, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2008 and 2007 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Fiscal year ended December 26, 2008

Revenues	$509.4	$518.4	$556.2	$503.7
Gross profit 1/	75.3	75.1	81.9	61.3
Income/(loss) from operations 2/	24.6	23.5	28.7	(75.0)
Net income/(loss) 2/	14.3	13.8	20.4	(65.1)
Basic earnings/(loss) per share	$0.41	$0.40	$0.59	$(1.87)
Diluted earnings/(loss) per share	$0.41	$0.40	$0.59	$(1.87)

Fiscal year ended December 28, 2007

Revenues	$465.1	$474.9	$489.3	$540.2
Gross profit 1/	66.4	70.4	73.4	88.8
Income from operations	14.4	21.5	23.3	35.2
Net income	7.8	12.5	13.4	20.6
Basic earnings per share	$0.21	$0.34	$0.39	$0.59
Diluted earnings per share	$0.21	$0.34	$0.38	$0.59

1/ Gross profit is calculated as revenues less cost of purchased transportation and services and less direct operating expenses including depreciation.

2/ The fourth quarter of 2008 includes a pre-tax goodwill impairment charge of $87.9 million ($73.3 million after-tax or $2.11 per diluted share) related to the Company’s logistics segment.

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other (2)	Balances at End of Fiscal Period

December 26, 2008
Allowance for doubtful accounts	$(4.6)	$(3.3)	$3.0	$-	$(4.9)

December 28, 2007
Allowance for doubtful accounts	$(5.3)	$(1.9)	$2.6	$-	$(4.6)

December 29, 2006
Allowance for doubtful accounts	$(6.4)	$(2.0)	$3.4	$(0.3)	$(5.3)

(1)	Represents write-off of amounts.

(2)	Represents recovery of amounts.

S-1

EXHIBIT INDEX

Exhibit	Document Description

10.39	Form of Amendment to Employment Agreement, dated as of December 31, 2008, signed with executive officers and other key personnel subject to Employment Agreements.

10.40	Employment Agreement, dated March 1, 2008, between Pacer International, Inc. and Marc L. Jensen.

10.41	Employment Agreement, dated July 15, 2008, between Pacer International, Inc. and Karen S. Rice.

10.42	Amended and Restated Employment Agreement dated as of February 16, 2009 between Pacer International, Inc. and Brian C. Kane.

10.43	Amendment dated February 16, 2009 to Employment Agreement dated as of October 1, 2003 as amended by amendments dated November 1, 2006 and December 31, 2008 between Pacer International, Inc. and Michael E. Uremovich.

10.44	Amendment dated February 16, 2009 to Employment Agreement dated as of August 22, 2001 as amended by amendments dated February 19, 2007 and December 31, 2008 between Pacer International, Inc. and Michael F. Killea.

14	Code of Ethics

21	Subsidiaries of Pacer International, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Michael E. Uremovich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Brian C. Kane pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Michael E. Uremovich and Brian C. Kane pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002