Form 10-Q
period 2009-03-31
PACER INTERNATIONAL INC
filed 2009-05-08
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common stock, $.01 par value per share	34,930,870 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED MARCH 31, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2009	December 26, 2008
		(as adjusted) 1/
ASSETS
Current assets
Cash and cash equivalents	$4.8	$5.0
Accounts receivable, net of allowances of $4.8 million and $4.9 million, respectively	173.7	183.6
Prepaid expenses and other	52.8	28.0
Deferred income taxes	12.0	3.1

Total current assets	243.3	219.7

Property and equipment
Property and equipment at cost	129.7	127.2
Accumulated depreciation	(65.7)	(65.6)

Property and equipment, net	64.0	61.6

Other assets
Goodwill	—	200.4
Deferred income taxes	13.2	—
Other assets	14.5	12.9

Total other assets	27.7	213.3

Total assets	$335.0	$494.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$0.3	$0.3
Book overdraft	7.3	14.7
Accounts payable and other accrued liabilities	153.8	158.6

Total current liabilities	161.4	173.6

Long-term liabilities
Long-term debt and capital leases	79.2	44.3
Deferred income taxes	—	5.4
Other	1.3	0.9

Total long-term liabilities	80.5	50.6

Total liabilities	241.9	224.2

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,930,870 and 34,940,620 issued and outstanding at March 31, 2009 and December 26, 2008, respectively	0.4	0.4
Additional paid-in-capital	300.6	300.1
Accumulated deficit	(207.6)	(30.2)
Accumulated other comprehensive loss	(0.3)	0.1

Total stockholders’ equity	93.1	270.4

Total liabilities and stockholders’ equity	$335.0	$494.6

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2009	April 4, 2008
		(as adjusted) 1/
	(in millions, except share and per share data)
Revenues	$358.6	$502.8

Operating expenses:
Cost of purchased transportation and services	297.4	394.4
Direct operating expenses (excluding depreciation)	32.9	34.1
Selling, general and administrative expenses	49.3	49.7
Goodwill impairment charge (Note 1)	200.4	—
Depreciation and amortization	1.7	1.5

Total operating expenses	581.7	479.7

Income (loss) from operations	(223.1)	23.1
Interest expense	(0.3)	(1.1)
Interest income	—	—

Income (loss) before income taxes	(223.4)	22.0
Income tax (benefit)	(46.0)	8.6

Net income (loss)	$(177.4)	$13.4

Earnings (loss) per share (Note 8):
Basic:
Earnings (loss) per share	$(5.11)	$0.39

Weighted average shares outstanding	34,739,745	34,465,388

Diluted:
Earnings (loss) per share	$(5.11)	$0.38

Weighted average shares outstanding	34,739,745	34,609,516

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies and the adoption of FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2009

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Accumulated Deficit (as adjusted) 1/	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	(in millions, except share amounts)
Balance at December 26, 2008	34,940,620	$300.5	$(30.2)	$0.1	$270.4
Net loss	—	—	(177.4)	—	(177.4)
Other comprehensive loss	—	—	—	(0.4)	(0.4)

Total comprehensive loss			(177.4)	(0.4)	(177.8)
Stock based compensation	—	0.5	—	—	0.5
Issuance (forfeiture) of restricted stock	(9,750)	—	—	—	—

Balance at March 31, 2009	34,930,870	$301.0	$(207.6)	$(0.3)	$93.1

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

Total comprehensive income for the three months ended April 4, 2008 was $13.4 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2009	April 4, 2008
		(as adjusted) 1/
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(177.4)	$13.4

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1.7	1.5
Gain on sale of property and equipment	(0.3)	(0.5)
Deferred taxes	(27.5)	(0.1)
Goodwill impairment charge	200.4	—
Stock based compensation expense	0.5	0.4
Changes in operating assets and liabilities:
Accounts receivable, net	9.9	3.7
Prepaid expenses and other	(24.8)	0.5
Accounts payable and other accrued liabilities	(8.4)	2.8
Other	(1.2)	(1.6)

Net cash (used in) provided by operating activities	(27.1)	20.1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3.2)	(3.6)
Proceeds from sales of property and equipment	0.4	0.5

Net cash used in investing activities	(2.8)	(3.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit agreement,	35.0	(10.0)
Proceeds from exercise of stock options	—	0.9
Dividends paid to shareholders	(5.2)	(5.2)
Debt and capital lease obligation repayment	(0.1)	—

Net cash provided by (used in) financing activities	29.7	(14.3)

Effect of exchange rate changes on cash	—	(0.2)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.2)	2.5
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5.0	6.7

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4.8	$9.2

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and December 26, 2008 and for the three-month periods ended March 31, 2009 and April 4, 2008 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008 as filed with the Securities and Exchange Commission (“SEC”). See “Change in Accounting Policies” below for a description of a change in revenue and cost recognition to completed service from percentage of completion for the Company’s Stacktrain business unit.

Before 2009, the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following completion of the implementation of the accounting modules of SAP software during the first quarter 2009, the Company’s fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the Company’s first quarter 2009 results.

Principles of Consolidation

The condensed consolidated financial statements as of March 31, 2009 and December 26, 2008 and for the three-month periods ended March 31, 2009 and April 4, 2008 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Change in Accounting Policies

In January 2009, our Stacktrain business unit implemented the general ledger module of SAP software which had been implemented by all other Pacer business units during 2008. With the SAP implementation and change from a fiscal year to a calendar year basis, the Company changed the Stacktrain method of revenue and cost recognition to the completed service method in order to conform to other Pacer business units. Prior to 2009, Pacer’s Stacktrain business unit recognized revenue on a percentage of completion basis with expenses recognized as incurred. Pacer believes it is preferable to change the method of revenue and cost recognition for the Stacktrain business unit from percentage of completion to completed service as the satisfaction of the performance obligation is more reliably measured at the completion of the shipment. The revenue recognition change was applied retrospectively for all periods presented. Please see Note 2 for detailed information.

Earnings per share amounts for the three-month period ended April 4, 2008, and all prior periods, have been retrospectively applied in accordance with FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under FSP 03-6-1 Pacer must consider restricted stock grants as another class of stock and use the two class method in determining earnings per share. The retrospective application was not material.

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

Business and Industry Segments

Pacer is an asset-light North American transportation and logistics services provider that facilitates the movement of freight containers and trailers using two or more modes of transportation. The Company provides these services through two operating segments: the “intermodal” segment and the “logistics” segment. The intermodal segment provides, through its Stacktrain, rail brokerage and cartage units, intermodal transportation services to wholesale and retail customers. The intermodal segment is organized around these two intermodal products. The intermodal wholesale product provides intermodal transportation to transportation intermediaries and international shipping companies. The intermodal retail product provides intermodal transportation primarily to beneficial cargo owners (end-user customers). Our Stacktrain and cartage units’ services are included in both products and our rail brokerage unit services are included in the retail product. The logistics segment provides highway brokerage, truck services (including specialized haulage), supply chain management services, freight forwarding, ocean shipping and warehousing and distribution services to a wide variety of end-user customers.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At March 31, 2009 and December 26, 2008, accounts receivable included unbilled amounts of $28.2 million and $14.7 million, respectively.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of the net tangible and intangible assets acquired. The Company evaluates the carrying value of goodwill and recoverability at least annually and otherwise should events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Determination of impairment requires comparison of the reporting unit’s fair value with the unit’s carrying amount, including goodwill. If this comparison indicates that the fair value is less than the carrying value, then the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the reporting unit’s goodwill to determine the impairment loss to be charged to operations. The fair value of each of our reporting units is determined based upon the average value using an income approach based on the present value of estimated future cash flows of the reporting unit, and a market approach based on market price data of stocks of corporations engaged in similar businesses.

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on December 29, 2001 (the first day of the Company’s fiscal 2002). Based on a combination of factors, including the continued, sustained decline in the Company’s stock price and market capitalization during the first quarter of 2009, the operating results of the Company’s intermodal and logistics reporting units during the first quarter of 2009, and the effect that the current economic recession is expected to have on the operating results of both of the

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company’s reporting units until at least the end of 2009, management concluded that a goodwill impairment triggering event had occurred in the 2009 period for purposes of SFAS 142, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, management concluded that the carrying value of each of the intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. Accordingly, the Company undertook the second step of the goodwill impairment analysis and determined that the implied fair value of each reporting unit’s goodwill was $0 using the methodology required by SFAS 157 described below. As a result, management recorded an estimated non-cash goodwill impairment charge of $200.4 million, $163.7 million net of tax, or $4.71 per share, in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit). The analysis estimating the impairment charge will be finalized in the second quarter of 2009.

SFAS No. 157, “Fair Value Measurements,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company is required to record assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis are summarized below (in millions):

	Three Months Ended March 31, 2009
			Level Used to Determine New Cost Basis
	Impairment Charge 1/	New Cost Basis	Level 1	Level 2	Level 3
Goodwill:
Intermodal Segment	$169.0	$—	$—	$—	$—
Logistics Segment	31.4	—	—	—	—

Total	$200.4	$—	$—	$—	$—

1/	In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recognized a charge of $200.4 million related to the impairment of goodwill. The carrying value of goodwill prior to the impairment was $200.4 million. As of March 31, 2009, the estimated fair value of goodwill was $0 million and was estimated based on level 3 inputs.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The valuation methodology used to estimate the fair value of the total company and reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment. For purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. Management assumed that the current economic recession would continue throughout 2009, followed by a slow recovery period beginning in 2010. Management applied transportation margin assumptions reflecting the Company’s current estimates. Management used the current estimate of operations for the forecast period and applied a 13.0% discount rate to the forecast. Management applied a 5.0% growth factor to the intermodal reporting unit and a 2.5% growth factor to the logistics reporting unit to calculate the terminal value of the reporting units under the income approach. The 13.0% discount rate was the weighted average cost of capital using comparable publicly traded companies. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization which declined further during the 2009 period as compared to the Company’s market capitalization at the end of the 2008 fiscal year, plus an estimated control premium. The fair value estimates based on these assumptions were used to prepare projected financial information which management believes to be reasonable. However, actual future results may differ from those projections, and those differences may be material.

The Company has allocated goodwill to the reporting units as shown in the table below as of December 28, 2007, December 26, 2008 and March 31, 2009 (in millions):

	Logistics Segment	Intermodal Segment	Total
Balance at December 28, 2007	$119.3	$169.0	$288.3
Goodwill Impairment	(87.9)	—	(87.9)

Balance at December 26, 2008	$31.4	$169.0	$200.4
Goodwill Impairment	(31.4)	(169.0)	(200.4)

Balance at March 31, 2009	$—	$—	$—

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 26, 2008	$0.1
Activity during 2009 (net of tax)	(0.4)

Balance at March 31, 2009	$(0.3)

Repurchases of Common Stock

The Company did not repurchase any shares during the three-month periods ended March 31, 2009 and April 4, 2008. The current Board authorization which allows the Company to repurchase in the aggregate $160.0 million of its common stock, of which $61.1 million remains available for repurchase at March 31, 2009, will expire on June 15, 2009. The Company may make share repurchases from time to time as market conditions warrant.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retrospectively. The Company adopted FSP 03-6-1 on December 27, 2008 (the first day of our 2009 fiscal year). The 2009 fiscal year adoption and retrospective application did not have a material impact on our disclosure of earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the September 16, 2008 United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material impact on the Company’s results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Due to the Company’s limited use of derivative instruments, the adoption of SFAS No. 161 did not have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) was effective for the Company on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The adoption of SFAS No. 141 (revised 2007) did not have a material impact on the Company’s results of operations or financial condition, with the exception of the step two analyses under SFAS No. 142 for goodwill impairment. Beginning with the goodwill impairment recognized in the first quarter of 2009, the Company has measured the goodwill impairment using the principles in SFAS No. 157 (discussed below) and SFAS No. 141 (revised 2007).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent to be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 was effective for the Company on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations or financial condition.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. The financial asset and liability portions of SFAS No. 157 were adopted by the Company on December 29, 2007 (the first day of the Company’s 2008 fiscal year) with no impact on results of operations and financial condition. The remaining portion of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis was applicable on December 27, 2008 (the first day of the Company’s 2009 fiscal year). The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition, with the exception of the step two analyses under SFAS No. 142 for goodwill impairment. Beginning with the goodwill impairment recognized in the first quarter of 2009, the Company has measured the goodwill impairment using the principles in SFAS No. 157 and SFAS No. 141 (revised 2007).

NOTE 2. RETROSPECTIVE APPLICATION OF NEW ACCOUNTING POLICIES

Effective January 1, 2009, the Company’s Stacktrain business unit changed its revenue and cost recognition method to the completed service method in order to conform to other Pacer business units. Prior to 2009, Pacer’s Stacktrain business unit recognized revenue on a percent of completed service basis with expenses recognized as incurred. The cumulative effect of the change at December 28, 2007 (the last day of the Company’s 2007 fiscal year) was a decrease of $0.4 million to retained earnings and an increase of $0.4 million to accounts payable and other accrued liabilities.

In addition, prior period EPS has been retrospectively revised due to the implementation of the FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”
(“FSP 03-6-1”). See Note 1 for further discussion of these changes in accounting policy.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The impact of the changes in revenue and cost recognition and application of EITF 03-6-1 from those originally reported are summarized as follows (in millions, except share and per share data):

Condensed Consolidated Statements of Operations

	Three Months Ended April 4, 2008
	As Reported	As Adjusted
Revenues	$509.4	$502.8
Cost of purchased transportation and services	399.5	394.4
Direct operating expenses (excluding depreciation)	34.1	34.1
Income from operations	24.6	23.1
Income taxes	9.2	8.6
Net Income	$14.3	$13.4
Earnings per share (Note 8):
Basic:
Earnings per share	$0.41	$0.39

Weighted average shares outstanding	34,465,388	34,465,388

Diluted:
Earnings per share	$0.41	$0.38

Weighted average shares outstanding	34,609,516	34,609,516

Condensed Consolidated Balance Sheets

	December 26, 2008
	As Reported	As Adjusted
Accounts payable and other accrued liabilities	$158.3	$158.6
Total liabilities	223.9	224.2
Accumulated deficit	(29.9)	(30.2)
Total stockholders’ equity	$270.7	$270.4

Condensed Consolidated Statements of Cash Flows

	Three Months Ended April 4, 2008
	As Reported	As Adjusted
Net income	$14.3	$13.4
Accounts payable and other accrued liabilities	$1.9	$2.8

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3. LONG-TERM DEBT AND CAPITAL LEASES

At March 31, 2009, the Company had $146.6 million available under the 2007 Credit Agreement (see below), net of $79.0 million outstanding and $24.4 million of outstanding letters of credit. However, in view of our operating results over the last two quarters, our ability to comply with the leverage ratio covenant in the 2007 Credit Agreement limited the availability thereunder to approximately $73 million at March 31, 2009. If our operating results continue to decline, there will be further limitations on availability. At March 31, 2009, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 1.8% per annum. The Company borrowed a net $35.0 million under the Credit Agreement and repaid $0.1 million of capital lease obligations during the three-month period ended March 31, 2009.

Long-term debt and capital lease obligations are summarized as follows (in millions):

	March 31, 2009	December 26, 2008
2007 Credit Agreement (1.8%; expires April 5, 2012)	$79.0	$44.0
Capital lease obligations	0.5	0.6

Total	79.5	44.6
Less current portion of capital lease obligations	0.3	0.3

Long-term portion	$79.2	$44.3

On April 5, 2007, the Company entered into a $250 million, five-year revolving credit agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. At March 31, 2009, the Company was in compliance with these covenants. Based on current revenue and expense projections and given the uncertainty of the depth and duration of the current economic recession, the Company expects that it will not be able to comply with the existing quarterly leverage ratio covenant in the second quarter of 2009 and, therefore, will enter into discussions with the agent bank and bank group for an amendment to the 2007 Credit Agreement that would result in its compliance with this covenant, as amended. However, there can be no assurance that an amendment (or waiver of the covenants) will be received or that they will be obtained on terms that are not detrimental to the Company.

Failure to comply with the financial covenants under the credit agreement would result in default under that facility as well as cross-defaults under operating leases and other commitments. In the event of any such default, if the Company fails to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, the Company’s lenders and lessors could cease making further advances or leases, declare the debt and rent payments to be immediately due and payable, increase interest rates, fail to renew letters of credit, impose significant restrictions and requirements on operations, institute foreclosure procedures against their collateral or equipment, or impose significant fees and transaction costs. A default under the Company’s financing arrangements could, depending on actions taken by the Company’s lenders, have a material adverse effect on the Company’s liquidity, financial condition, results of operations, business and prospects.

During the three months ended March 31, 2009, the Company repaid $0.1 million of capital lease obligations related to the implementation of the SAP enterprise suite of software applications. In addition, the Company capitalized $0.1 million of interest related to the SAP software project during the three months ended March 31, 2009. The net book value of equipment under capital lease is $0.5 million at March 31, 2009.

NOTE 4. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. In connection with this 2007 program, a total of $6.1 million has been expensed for the severance of 134 employees and the closure of four facilities. The table below shows activity for the period ended March 31, 2009 (in millions).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Costs of Facility Closings			Costs of Other Severance			Total
	Accrued	Paid	Bal.	Accrued	Paid	Bal.	Accrued	Paid	Bal.
Bal. at 12/26/08	$0.7	$0.7	$—	$5.4	$5.0	$0.4	$6.1	$5.7	$0.4
Activity	—	—	—	—	0.2	(0.2)	—	0.2	(0.2)

Bal. at 3/31/09	$0.7	$0.7	$—	$5.4	$5.2	$0.2	$6.1	$5.9	$0.2

In addition to the 2007 program discussed above, the Company expensed $1.2 million during the first three-months of 2009 for general force reductions. All of these expenses are included in the Selling, General and Administrative line item of the Condensed Consolidated Statement of Operations.

NOTE 5. LONG-TERM INCENTIVE PLANS

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At March 31, 2009, 2,176,500 shares under the 2006 Plan were available for issuance.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the three-month periods ended March 31, 2009 and April 4, 2008, respectively.

	Three Months Ended
	March 31, 2009	April 4, 2008
Common Stock Options
Granted
@ $2.41 per share	12,000	—
Exercised
@ $10.00 per share	—	6,000
@ $12.50 per share	—	34,000
@ $13.74 per share	—	10,000
@ $15.00 per share	—	18,400

Subtotal	—	68,400
Canceled or Expired
@ $21.51 per share	—	1,200
Restricted Stock
Granted	None	None
Vested	None	None
Canceled or Expired
@ $27.64 per share	7,500	—
@ $22.41 per share	2,250	7,000

Subtotal	9,750	7,000

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

The Union Pacific Railroad has asserted two claims against us for retroactive and prospective rate adjustments for containers shipped on their railroad. One claim is in the discovery stage of arbitration before the American Arbitration Association (AAA). The second claim is in an early stage of development, and, if the Company is unable to resolve it, it may be submitted for arbitration before the AAA as well. The information available to the Company at this time does not indicate that it is probable that a liability has been incurred as of the quarter ended March 31, 2009, and the Company cannot make an estimate of the amount, or range of amounts, of any liability that would be incurred if one or both claims were resolved against it. Accordingly, the Company has not accrued any liability for these claims in its financial statements at and for the quarter ended March 31, 2009. Union Pacific’s calculation of the dollar amount of retroactive rate adjustments that it claims from the Company, which covers the period from January 1, 2005, through October 31, 2008 (the latest date as of which such information is available), is approximately $90 million. The Company disputes these claims in their entirety and believes that it has meritorious defenses to them and that the Union Pacific Railroad is not entitled to any of the claimed rate adjustments. The Company intends to vigorously defend against these claims and pursue its other related rights and remedies. If these claims were to be adversely determined against the Company, the amount the Company could be required to pay could have a material adverse effect on its results of operations and cash flows in the quarter in which such loss is incurred.

One of the Company’s other vendors has asserted a claim against the Company seeking to recover payment of alleged volume shortfalls under a contract for the provision of transportation services. The vendor’s claim was submitted to arbitration before the American Arbitration Association on April 17, 2009, but an arbitrator has not yet been appointed. The information available to the Company at this time does not indicate that it is probable that a liability has been incurred as of the quarter ended March 31, 2009, and the Company cannot make an estimate of the amount, or range of amounts, of any liability that would be incurred if the claim were resolved against the Company. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the quarter ended March 31, 2009. The vendor’s calculation of the dollar amount of shortfall payments that it claims from the Company as of March 31, 2009, is approximately $2 million. The Company disputes this claim in its entirety and believes it has meritorious defenses to it and that the vendor is not entitled to any shortfall payments, and intends to vigorously defend against this claim and pursue its other rights and remedies with the vendor.

NOTE 7. SEGMENT INFORMATION

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents revenues generated by country or geographical area for the three- month periods ended March 31, 2009 and April 4, 2008 (in millions).

	Three Months Ended
	March 31, 2009	April 4, 2008 1/
United States	$312.4	$453.6
Foreign Revenues
Europe	13.7	12.7
Russia/China	6.6	10.7
Far East	6.2	7.3
Canada	3.5	4.3
Australia/New Zealand	2.8	3.0
Mideast	2.7	1.8
Mexico	2.6	2.6
South America	2.5	1.8
Africa	1.1	0.4
All Other	4.5	4.6

Total Foreign Revenues	$46.2	$49.2

Total Revenues	$358.6	$502.8

1/	Amounts have been adjusted to conform to the current completed service method of revenue recognition for the Stacktrain business unit (see Notes 1 and 2).

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation. All material assets are located in the United States of America. For the three-month period ended March 31, 2009, the Company had no customers contributing more than 10% of the Company’s total revenues. For the three-month period ended April 4, 2008, the Company had one customer of the Intermodal segment that generated 11.6% of the Company’s total revenues. The next largest contributing customer in the 2008 period generated 7.5% of total revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three-month periods ended March 31, 2009 and April 4, 2008 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended March 31, 2009
Revenues	$271.3	$87.6	$—	$358.9
Inter-segment elimination	(0.3)	—	—	(0.3)

Subtotal	271.0	87.6	—	358.6
Loss from operations 1/	(183.6)	(34.7)	(4.8)	(223.1)
Depreciation	1.3	0.3	0.1	1.7
Capital expenditures 2/	2.6	0.5	0.1	3.2
3 Months ended April 4, 2008 3/
Revenues	$400.0	$103.0	$—	$503.0
Inter-segment elimination	(0.1)	(0.1)	—	(0.2)

Subtotal	399.9	102.9	—	502.8
Income (loss) from operations	30.4	(0.8)	(6.5)	23.1
Depreciation	1.3	0.2	—	1.5
Capital expenditures 2/	2.8	0.7	0.1	3.6

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and as such they are not disclosed here.

1/	Included in loss from operations for the intermodal and logistics segments is an estimated goodwill impairment charge of $169.0 million and $31.4 million, respectively.

2/	Included in capital expenditures for 2009 and 2008, is $2.6 million and $2.6 million, respectively, related to the licensing and implementation of the SAP software project ($2.4 million and $2.3 million intermodal segment, respectively, $0.1 million and $0.2 million logistics segment, respectively, and $0.1 million and $0.1 million corporate, respectively).

3/	Intermodal and consolidated amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit (see Note 2).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	March 31, 2009	April 4, 2008
		(as adjusted) 1/
Numerator:
Net income (loss) (basic and diluted)	$(177.4)	$13.4
Income (loss) allocated to participating securities	—	0.1

Net income (loss) available to common stockholders	(177.4)	13.3

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,739,745	34,465,388
Effect of dilutive securities:
Stock options/restricted stock	—	144,128

Denominator for earnings per share-diluted	34,739,745	34,609,516

Earnings (loss) per share-basic	$(5.11)	$0.39

Earnings (loss) per share-diluted	$(5.11)	$0.38

1/	Amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit and FSP 03-6-1 (see Note 2).

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended March 31, 2009 and April 4, 2008, 525,837 shares and 530,322 shares were anti-dilutive, respectively.

NOTE 9. INCOME TAXES

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

The total amount of unrecognized tax expense, if recognized, that would increase income tax expense at the effective tax rate is $0.5 million.

There was $5,001 of accrued interest recognized related to unrecognized tax benefits in income tax expense for the three-month period ended March 31, 2009. The Company recognized $27,500 of accrued interest and no penalties related to unrecognized tax benefits in its income tax expense for the three-month period ended April 4, 2008. The liability for the payment of interest decreased due to the reduction of the uncertain tax liability as of March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our critical accounting policies, and the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008 (the “2008 Annual Report”) filed with the Securities and Exchange Commission on February 17, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report are discussed in Item 1A of the 2008 Annual Report and in this Quarterly Report on Form 10-Q and include:

•	general economic and business conditions, including the length and severity of the current economic recession;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•	our ability to comply with the financial ratios in our credit agreement during 2009, as currently in effect and as may be amended, and our ability to obtain such amendments from our banks;

•

difficulties in maintaining or enhancing our information technology systems, including potential delays and cost overruns in the implementation of an enterprise suite of software applications that we purchased in the fourth quarter of 2007;

•	the loss of one or more of our major customers;

•	the success of our cost reduction initiatives in improving our operating results and cash flows;

•	the effect of the current economic recession and credit market disruption on our customers, including reduced transportation needs and an inability to pay us on time or at all;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our current contracts as these expire (including our contracts with Union Pacific, expiring in 2011, and CSX Intermodal, expiring in 2014);

•	changes in, or the failure to comply with, government regulations;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	changes in international and domestic shipping patterns;

•	availability of qualified personnel;

•	increases in interest rates, including those that may result if we are required to seek amendments to our credit agreement;

•	increases in our leverage;

•	our ability to integrate acquired businesses; and

•	terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements we make. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements we make will occur or, if any of them do, what impact they will have on our consolidated results of operations, financial condition and cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our 2008 Annual Report and in Part II – “Item 1A. Risk Factors” of this Quarterly Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Executive Summary

Pacer continues to be negatively impacted by the economic recession that began in 2008. Our intermodal traffic volumes were down 19.5% in the first quarter of 2009 compared to the 2008 period, creating excess capacity in the market resulting in aggressive price competition and reduced margins. Our overall revenues declined 28.7% in the 2009 period to $358.6 million from $502.8 million in the 2008 period. We recorded a $223.1 million operating loss for the 2009 period including an estimated non-cash pre-tax goodwill impairment charge (discussed below) related to both operating segments of $200.4 million compared to $23.1 million of operating income in the 2008 period. The analysis estimating the impairment charge will be finalized in the second quarter of 2009. We used $27.1 million of cash in operating activities in the 2009 period compared to providing $20.1 million of cash from operations in the 2008 period. Excluding the goodwill impairment charge, we recorded a $22.7 million operating loss for the 2009 period.

In view of our recent operating performance and the significant effect that the current economic recession has had on the transportation needs of customers and on our industry in general, we have recently taken further steps to reduce costs and conserve cash. Since the end of 2008 and through the first quarter of 2009, we have reduced employment through attrition or severance by 72 people, reduced wage levels for the remaining personnel by up to 10% and discontinued the 401(k) company matching contributions, effective in April 2009. Additional employment reductions have occurred in the second quarter of 2009, and we have begun consolidating some of our decentralized accounting functions with the implementation of the SAP finance and accounting modules. In addition, we had previously discontinued our $0.15 per share quarterly cash dividend in order to conserve cash. We are currently reviewing other internal processes and procedures to identify and implement additional cost saving opportunities. These and other measures will remain in effect until our financial performance improves. As previously announced in our press release of May 5, 2009, we have also implemented a restructuring initiative designed to simplify and streamline our organization in order to further reduce our cost structure without sacrificing the quality of service delivery.

Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, the operating results of our intermodal and logistics reporting units during the first quarter of 2009, and the effect the current economic recession is expected to have on the operating results for both business segments until at least the end of 2009, we determined that a goodwill impairment triggering event had occurred for purposes of SFAS 142, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, we concluded that the carrying value of our intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. As a result, we recorded an estimated total non-cash impairment charge of $200.4 million, $163.7 million net of tax, or $4.71 per share, during the first quarter of 2009. We recorded $169.0 million of the pre-tax charge in the intermodal reporting unit and $31.4 million in the logistics reporting unit. See below for further discussion.

Our intermodal segment recorded a $183.6 million operating loss for the quarter including the goodwill impairment charge compared to operating income of $30.4 million for the first quarter of 2008. Operating loss for the intermodal segment for the 2009 period, excluding the impairment charge, was $14.6 million. The primary drivers of the decrease were excess capacity, declining prices and traffic volumes.

Our logistics segment recorded a $34.7 million operating loss for the quarter including the goodwill impairment charge compared to an operating loss of $0.8 million during the first quarter of 2008. Operating loss for the logistics segment for the 2009 period, excluding the impairment charge, was $3.3 million. The primary drivers of the decrease were excess capacity, declining prices and traffic volumes.

Please see the table on page 30 reconciling the GAAP financial results to the adjusted financial results excluding the goodwill impairment charge.

Beginning in the first quarter of 2009, the Company’s Stacktrain business unit changed its revenue recognition method to a completed service basis from the percent of completed service basis used in prior periods. All other business units already apply the completed service revenue and cost recognition method. All prior period amounts have been adjusted for this change in the Stacktrain revenue and cost recognition method. In addition, before 2009 the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following the implementation of the SAP America, Inc. (“SAP”) finance and accounting modules during the 2009 quarter at our Stacktrain business unit, the Company’s fiscal year was changed to December 31 of each year. Amounts for the transition period between December 27, 2008 and December 31, 2008 are included in the 2009 quarter. For further information regarding the status of the SAP software project, see “Liquidity and Capital Resources” below.

We believe that the current U.S. and global recession will continue well into 2009 and possibly beyond, impacting our business and financial results. Overall volumes continue to be depressed in 2009, especially with further cutbacks in the majority of the industries that we serve. For example, the number and length of automotive plant shutdowns is increasing in 2009.

We are subject to two financial covenants under our credit agreement that are based on operating results and the amount of our debt obligations, an interest coverage ratio and a leverage ratio. As of March 31, 2009, we were in compliance with these financial covenants. Based upon current revenue and expense projections and given the uncertainty of the depth and duration of the current economic recession, we may not be able to comply with the existing quarterly leverage ratio covenant in the second quarter of 2009. Therefore, we will enter into discussions with the agent bank and the bank group for an amendment to our credit agreement that would result in our compliance with these covenants, as amended. While we anticipate that we will reach an acceptable resolution with our syndicate of banks, there can be no assurance that an amendment (or waiver of the covenants) will be obtained or, if obtained, that they will not be on terms that are detrimental to the Company. For further information see “Liquidity and Capital Resources” and “Item 1A. Risk Factors.”

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding each of these critical accounting policies, including the potential effect of specified deviations from certain management estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2008 Annual Report.

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details including the rates charged for our services. In 2009, our Stacktrain business unit changed its method of revenue and cost recognition. Prior to 2009, the Stacktrain business unit recognized revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Beginning in 2009, the Stacktrain business unit recognizes revenue and costs using the completed service method. The completed service method was retrospectively applied to all prior periods. See Notes 1 and 2 to the notes to our condensed consolidated financial statements for further details. Our intermodal segment and our logistics segment recognize revenue after services have been completed.

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

Goodwill. We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on December 29, 2001 (the first day of our fiscal 2002). Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, the operating results of our intermodal and logistics reporting units during that quarter, and the effect that the current economic recession is expected to have on the operating results of both business segments until at least the end of 2009, we concluded that a goodwill impairment triggering event had occurred in the 2009 period for purposes of SFAS 142, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, we concluded that the carrying value of our intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. Accordingly, we undertook the second step of the goodwill impairment analysis and determined that the implied fair value of each reporting unit’s goodwill was $0 using the methodology required by SFAS 157. As a result, we recorded an estimated non-cash goodwill impairment charge of $200.4 million, $163.7 million net of tax, or $4.71 per share, in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit). After the charge, there was no remaining goodwill assigned to either the intermodal or logistics reporting units.

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

The valuation methodology used to estimate the fair value of our total company and reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment. For purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we made the following assumptions. We assumed that the current economic recession would continue throughout 2009, followed by a slow recovery period beginning in 2010. We applied transportation margin assumptions reflecting our current estimates. We used our current estimate of operations for the forecast period and applied a 13.0% discount rate to the forecast. We applied a 5.0% growth factor to our intermodal reporting unit and a 2.5% growth factor to our logistics reporting unit to calculate the terminal value of our reporting units under the income approach. The 13.0% discount rate was the weighted average cost of capital using comparable publicly traded companies. The sum of the fair values of our reporting units was reconciled to our current market capitalization which declined further during the 2009 period as compared to our market capitalization at the end of the 2008 fiscal year, plus an estimated control premium. Our fair value estimates based on these assumptions were used to prepare projected financial information which we believe to be reasonable. However, actual future results may differ from those projections, and those differences may be material.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have presented financial information excluding our non-cash goodwill impairment write-off in the first quarter of 2009. Management uses this non-GAAP measure in its analysis of the company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of these non-cash charges provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These measures may not be comparable to other companies.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended April 4, 2008

The following table sets forth our historical financial data by reportable segment for the three months ended March 31, 2009 and April 4, 2008 (in millions).

	2009	2008	Change	% Change
		(as adjusted)
Revenues
Intermodal	$271.3	$400.0	$(128.7)	(32.2)%
Logistics	87.6	103.0	(15.4)	(14.9)
Inter-segment elimination	(0.3)	(0.2)	(0.1)	50.0

Total	358.6	502.8	(144.2)	(28.7)
Cost of purchased transportation and services
Intermodal	224.5	305.8	(81.3)	(26.6)
Logistics	73.2	88.8	(15.6)	(17.6)
Inter-segment elimination	(0.3)	(0.2)	(0.1)	50.0

Total	297.4	394.4	(97.0)	(24.6)
Direct operating expenses
Intermodal	32.9	34.1	(1.2)	(3.5)
Logistics	—	—	—	—

Total	32.9	34.1	(1.2)	(3.5)
Selling, general & administrative expenses
Intermodal	27.2	28.4	(1.2)	(4.2)
Logistics	17.4	14.8	2.6	17.6
Corporate	4.7	6.5	(1.8)	(27.7)

Total	49.3	49.7	(0.4)	(0.8)
Goodwill impairment write-off
Intermodal	169.0	—	169.0	n.m.
Logistics	31.4	—	31.4	n.m.
Corporate	—	—	—	n.m.

Total	200.4	—	200.4	n.m.
Depreciation and amortization
Intermodal	1.3	1.3	—	—
Logistics	0.3	0.2	0.1	50.0
Corporate	0.1	—	0.1	n.m.

Total	1.7	1.5	0.2	13.3
Income (loss) from operations
Intermodal	(183.6)	30.4	(214.0)	(703.9)
Logistics	(34.7)	(0.8)	(33.9)	4,237.5
Corporate	(4.8)	(6.5)	1.7	(26.2)

Total	(223.1)	23.1	(246.2)	(1,065.8)
Interest (expense)/income	(0.3)	(1.1)	0.8	(72.7)
Income tax (benefit)	(46.0)	8.6	(54.6)	(634.9)
Net income (loss)	$(177.4)	$13.4	$(190.8)	(1,423.9)%

Revenues. Revenues decreased $144.2 million, or 28.7%, for the three months ended March 31, 2009 compared to the three months ended April 4, 2008. Intermodal segment revenues decreased $128.7 million, reflecting decreases in both intermodal segment wholesale and retail products.

In previous reports, our Management’s Discussion and Analysis (“MD&A”) provided intermodal segment revenue information on a business unit basis for our Stacktrain, cartage and rail brokerage operations. Consistent with the manner in which we are managing and marketing our intermodal segment services and our efforts to further integrate and streamline our intermodal operations, we have revised our presentation of intermodal segment revenues into two products based on the channel of distribution: wholesale (intermodal transportation services sold to international shipping companies and transportation intermediaries other than our rail brokerage operation and performed by our Stacktrain and cartage units) and retail (intermodal transportation services sold primarily to beneficial cargo owners by our retail brokerage unit which arranges the transportation to be performed by a combination of our Stacktrain and cartage operations as well as by third party transportation providers). Accordingly, the wholesale product includes all revenues recognized by our cartage and Stacktrain operations on shipments tendered by transportation intermediaries other than our rail brokerage operation, and the retail product represents all revenues recognized by our rail brokerage unit for transportation services arranged by the unit, whether through Stacktrain, cartage and other transportation providers. Management believes that the revised presentation more accurately reflects the manner in which we are managing the products within our intermodal segment.

Revenues for our wholesale intermodal product of $193.0 million for the 2009 period declined 33.7% compared to the 2008 period, on overall volume declines of 31.1%. Domestic volume declined 22.1%, auto volumes declined 40.2% and international volumes declined 36.0%. The average freight revenue per container declined 15.8% in the 2009 period compared to the 2008 period. The decline was due primarily to the lower fuel surcharge, reduced volumes as noted above, and aggressive price competition. The average fuel surcharge in effect during the 2009 period was 12.7% compared to 29.1% during the 2008 period.

Revenues for our retail intermodal product of $78.3 million for the 2009 period declined 28.2% compared to the 2008 period, on overall volume declines of 8.1%. The average freight revenue per container declined 14.8% for the 2009 period due to the lower fuel surcharge, softness in the market and aggressive price competition.

Revenues in our logistics segment decreased $15.4 million, or 14.9%, in the 2009 period compared to the 2008 period reflecting decreased revenues in our truck services, highway brokerage, supply chain services units and international business units. The 5.3% revenue decrease in our international unit was due to a 14.4% decline in volumes. Our truck services unit revenues decreased 32.2% and included decreases from owner/operator, brokerage and company truck operations as well as decreased fuel surcharges. Our highway brokerage unit recorded a revenue decrease of 7.0% due primarily to rate erosion as volumes were flat between periods. Our supply chain services unit recorded a revenue decrease of 30.9% due to a combination of lower volumes (down 19.8%) including lower retail automotive related volumes, downward price pressures and lower fuel surcharges. Our warehousing and distribution unit’s revenues increased 3.8% due primarily to more year-round warehousing business and the addition of a new customer compared to the 2008 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $97.0 million, or 24.6%, in the 2009 period compared to the 2008 period. The intermodal segment’s cost of purchased transportation and services decreased $81.3 million, or 26.6%, in the 2009 period compared to the 2008 period reflecting decreases in both the wholesale and retail intermodal product, due primarily to the volume declines in the 2009 period compared to the 2008 period. Partially offsetting this decline were increased costs related to increased traffic on the BNSF Railway. The linehaul cost per container decreased approximately 10% for both intermodal segment products due primarily to decreased fuel costs partially offset by increased volume of the higher cost traffic on the BNSF Railway.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment declined from 23.5% in the 2008 period to 17.2% in the 2009 period. The decrease was due to lower pricing to compete with aggressive rates in the marketplace, maintain equipment flow and minimize repositioning costs as well as to increased volume of the higher cost traffic on the BNSF Railway. Furthermore, due to the lag in fuel cost adjustments under some of our rail contracts, our purchased transportation costs have not yet adjusted downward commensurately with fuel cost declines and are not expected to do so until the end of the second quarter.

Cost of purchased transportation and services in our logistics segment decreased $15.6 million, or 17.6%, in the 2009 period compared to the 2008 period reflecting decreases in all business units. The overall transportation margin percentage for our logistics businesses increased from 13.8% in the 2008 period to 16.5% in the 2009 period. The increase was due to lower ocean transportation costs incurred by our international business unit during the 2009 period, more warehousing revenue at our warehouse and distribution unit during the 2009 period, and lower purchased transportation costs including fuel in the 2009 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $1.2 million, or 3.5%, in the 2009 period compared to the 2008 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet. At March 31, 2009, we had 758, or 2.8%, fewer containers and 1,794, or 5.7%, fewer chassis than at April 4, 2008. While we have some flexibility to off-hire equipment under operating leases, we were not able to reduce the excess equipment as quickly as volumes have declined. We are continuing to off-hire and sell equipment as permitted in order to match the fleet size to expected demand levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million, or 0.8%, in the 2009 period compared to the 2008 period. The decrease was due primarily to the absence of performance incentive expenses in the 2009 period compared to $2.5 million expensed in the 2008 period, partially offset by higher costs associated with an average employment level 82 people higher in the 2009 period, higher stock compensation expenses and severance costs in the 2009 period. The higher employment level is due primarily to increases late in 2008 related to the SAP project as well as increases at our highway brokerage unit related to efforts to expand service offerings which began in 2008. From the end of 2008 through the first quarter of 2009, our employment level has declined by 72 people in an effort to reduce costs in response to the on-going economic recession. A total of $1.2 million in severance costs were incurred during the first quarter of 2009, $0.7 million in the intermodal segment and $0.5 million in the logistics segment. Additional employment reductions have occurred during the second quarter of 2009.

Goodwill Impairment Write-Off. Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, the operating results of our intermodal and logistics reporting units during the quarter, and the effect that the current economic recession is expected to have on the operating results of both business segments until at least the end of 2009, we concluded that a goodwill impairment triggering event had occurred for purposes of SFAS 142, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, we concluded that the carrying value of our intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. As a result, we recorded an estimated non-cash impairment charge of $200.4 million, $122.2 million net of tax, or $3.52 per share during the first quarter of 2009. We recorded $169.0 million of the pre-tax charge in the intermodal reporting unit and $31.4 million in the logistics reporting unit.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, or 13.3%, in the 2009 period compared to the 2008 period due primarily to the implementation of the SAP software accounting modules.

Income (Loss) From Operations. Income (loss) from operations decreased $246.2 million from operating income of $23.1 million in the 2008 period to an operating loss of $223.1 million, including the goodwill impairment charge, in the 2009 period. Income (loss) from operations excluding the goodwill impairment charge decreased $45.8 million, or 198.3%, from $23.1 million in the 2008 period to a loss of $22.7 million in the 2009 period. See the table below reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment charge.

Intermodal segment income from operations decreased $214.0 million, including the $169.0 million goodwill impairment charge. Excluding the goodwill impairment charge, intermodal segment income from operations decreased $45.0 million to a loss of $14.6 million, reflecting decreases in both intermodal products due primarily to the volume declines, excess capacity and competitive pricing pressures associated with the continuing economic recession.

Logistics segment loss from operations increased $33.9 million, including the $31.4 million goodwill impairment charge. Excluding the goodwill impairment charge, logistics segment loss from operations increased $2.5 million to a loss of $3.3 million in the 2009 period compared to a loss of $0.8 million in the 2008 period. The primary drivers of this decrease were excess capacity, declining prices and lower volumes and legal settlements in the 2008 period reducing costs in that period. Our investment in personnel to grow the highway brokerage operation also reduced income from operations during the 2009 period.

Corporate expenses in the 2009 period were $1.7 million below the 2008 period due primarily to the absence of performance incentive accruals in the 2009 period, partially offset by increased stock compensation costs.

Interest (Expense)/Income. Interest (expense)/income, decreased by $0.8 million for the 2009 period compared to the 2008 period. This decrease reflects the lower interest rates in the 2009 period, despite higher average borrowings. The outstanding debt balance at March 31, 2009 was $79.0 million compared to $54.0 million at April 4, 2008. The average interest rate during the 2009 period was 2.0% compared to 5.3% during the 2008 period. In addition, during the 2009 period, we capitalized $0.1 million of interest, related to the SAP software project.

Income Tax (Benefit). We recorded an income tax benefit of $46.0 million in the 2009 period compared to an income tax expense of $8.6 million in the 2008 period. The decrease was due to the decrease in our operating results in 2009, including the goodwill impairment charge. The effective tax rate, excluding the goodwill impairment charge, was comparable between periods.

Net Income (Loss). Net income decreased by $190.8 million from $13.4 million in the 2008 period to a net loss of $177.4 million in the 2009 period including the goodwill impairment charge of $163.7 million, net of tax. Net income excluding the goodwill impairment charge decreased by $27.1 million, or 202.2%, from $13.4 million in the 2008 period to a net loss of $13.7 million in the 2009 period reflecting the lower income from operations (down $45.8 million excluding the goodwill impairment charge) as discussed above, coupled with reduced interest expense (down $0.8 million) and lower income tax expense (down $17.9 million).

Reconciliation of GAAP Financial Results to Adjusted Financial Results Excluding the Goodwill Impairment Charge

For the Period Ended March 31, 2009 and April 4, 2008 (in millions, except share and per share amounts)

	Three Months Ended March 31, 2009				Three Months Ended	2009 (as adjusted)
Item	GAAP Results	Adjustments		Adjusted Results	April 4, 2008 As Adjusted 4/	vs 2008 (actual) Variance
Income (loss) from operations – Intermodal	$(183.6)	$169.0	1/	$(14.6)	$30.4	$(45.0)
Loss from operations – Logistics	(34.7)	31.4	2/	(3.3)	(0.8)	(2.5)
Loss from operations – Corporate	(4.8)	—		(4.8)	(6.5)	1.7

Income (loss) from operations – Total	(223.1)	200.4		(22.7)	23.1	(45.8)
Interest expense, net	(0.3)	—		(0.3)	(1.1)	0.8

Income/(loss) before income taxes	(223.4)	200.4		(23.0)	22.0	(45.0)
Income tax (benefit)	(46.0)	36.7	3/	(9.3)	8.6	(17.9)

Net income/(loss)	$(177.4)	$163.7		$(13.7)	$13.4	$(27.1)

Diluted earnings/(loss) per share	$(5.11)	$4.71		$(0.39)	$0.38	$(0.77)

Weighted average shares outstanding	34,739,745	34,739,745		34,739,745	34,609,516	130,229

1/	Intermodal segment estimated goodwill impairment charge.

2/	Logistics segment estimated goodwill impairment charge.

3/	Estimated tax impact of the goodwill impairment charge at the statutory tax rate.

4/	Amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit and the application of FSP 03-6-1 (see Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash (used in)/generated by operating activities was $(27.1) million and $20.1 million for the three month periods ended March 31, 2009 and April 4, 2008, respectively. The decrease in cash provided by operating activities was due primarily to lower income from operations in the 2009 period, as well as decreased accounts payable and accrued liabilities, partially offset by decreases in accounts receivable. Also partially offsetting the decreased cash flow from operating activities was a tax refund of $2.5 million in the 2009 period compared to tax payments of $4.4 million during the 2008 period. Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures and fund any dividends that we may declare, to repurchase common stock from time to time, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain large cash balances and incur increased interest costs. However, because of favorable market conditions, we may from time to time repurchase common stock rather than reducing debt. We had working capital of $81.9 million and $29.3 million at March 31, 2009 and April 4, 2008, respectively.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes our major commitments as of March 31, 2009 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$79.0	$—	$79.0	$—	$—
Capitalized lease obligation	0.5	0.3	0.2	—	—
Interest on long-term debt	5.6	1.9	3.7	—	—
Operating leases	386.8	88.1	147.7	101.7	49.3
Volume incentives	2.3	2.3	—	—	—
APL IT agreement	116.3	10.8	22.0	22.5	61.0
SAP IT agreements	23.1	7.8	11.3	4.0	—
Other IT agreements	1.9	1.6	0.3	—	—
Human resources agreements	1.3	0.5	0.6	0.2	—
Income tax contingencies	0.6	0.6	—	—	—
Severance liability	0.2	0.2	—	—	—
Purchased transportation	22.4	22.4	—	—	—

Total	$640.0	$136.5	$264.8	$128.4	$110.3

Long-term debt is the amount outstanding on our revolving credit agreement. The capital lease obligations were incurred in 2008 and are related to our SAP software project. Cash interest expense on long-term debt was estimated using current rates for all periods based upon the current outstanding balance. The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis, but also include operating leases for tractors used in our truck services and local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $12.4 million in the 2009 period, and $17.2 million in the 2008 period. Volume incentives (which are recorded as a reduction of revenues in our consolidated financial statements) relate to amounts payable to companies that ship on our Stacktrain unit that are projected to meet certain volume shipping commitments for the year 2009. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.6 million. The SAP IT agreement reflects commitments for on-going maintenance and support. See the discussion below for further information regarding the status of the SAP software project. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and IT licensing, hosting and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions, including accrued interest, as of March 31, 2009. The severance liability relates to amounts to be paid related to our 2007 severance and facility exit program. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at period-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

We are subject to two financial covenants, an interest coverage ratio and a leverage ratio, under our 2007 Credit Agreement, the terms of which are further summarized below, that are based on our trailing four quarter operating results and the amount of our debt obligations. To be in compliance with our interest coverage ratio, our trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be at least 3x our interest expense. To be in compliance with our leverage ratio, our outstanding debt balance cannot be more than 3x our trailing four quarter EBITDA. In each covenant, non-recurring non-cash charges such as goodwill impairment charges are excluded from EBITDA. As of March 31, 2009, we were in compliance with these financial covenants, with an interest coverage ratio of 30.5x and a leverage ratio of 1.6x. Based upon current revenue and expense projections and given the uncertainty of the depth and duration of the current economic recession, we expect that we will not be able to comply with the leverage ratio in the second quarter of 2009. Therefore, we will enter into discussions with the agent bank and the bank group for an amendment to our credit agreement that would result in our compliance with these covenants, as amended. While we anticipate that we will reach an acceptable resolution with our syndicate of banks, there can be no assurance that an amendment (or waiver of the covenants) will be obtained or, if obtained, that they will be on terms that are not detrimental to the Company. Failure to comply with financial covenants under our credit agreement could result in default under that facility as well as cross-defaults under operating leases and other commitments (see “Item 1A. Risk Factors” for further information).

Cash flows used in investing activities were $2.8 million and $3.1 million for the three months ended March 31, 2009 and April 4, 2008, respectively. The 2009 cash capital expenditures included $2.6 million for the SAP software project and $0.6 million for normal computer replacement items and leasehold improvements. During the 2009 period, we retired and sold primarily 48-ft. chassis in our Stacktrain unit for proceeds of $0.4 million. The 2008 cash capital expenditures included $2.6 million for the SAP software project and $1.0 million for normal computer replacement items. During the 2008 period, we retired and sold primarily 48-ft. containers in our Stacktrain unit for proceeds of $0.5 million.

On September 30, 2007, we entered into a software license agreement with SAP under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. During 2008 and 2009, the finance and accounting modules of the new system were implemented at all business units, the most recent of which is our Stacktrain business unit where such modules went on-line in January 2009, with the exception of the accounts receivable and accounts payable modules, which will be implemented in our Stacktrain business unit during the second quarter of 2009. Through March 31, 2009, total cash expenditures for the SAP project were $39.6 million, $31.6 million of which was capitalized (including the initial license fee of $9.3 million) and $8.0 million was included in Selling, General and Administrative Expense, $1.9 million in the first quarter of 2009. We are currently discussing with SAP the implementation of the transportation operations modules and do not expect to begin those implementations in 2009. We will continue to avail ourselves of the services and support under our existing long-term technology services agreement with APL Limited until such time as the SAP project or other systems are implemented. Accordingly, the table above assumes payments in respect of both the SAP and APL IT agreements over the 5-year period.

Cash flows provided by/(used in) financing activities were $29.7 million and $(14.3) million for the 2009 and 2008 periods, respectively. During the 2009 period, we borrowed $35.0 million on our revolving credit facility to support our operations, paid the $5.2 million fourth quarter 2008 cash dividend, and repaid $0.1 million of capital lease obligations related to the SAP software project. During the 2008 period, we repaid $10.0 million on our revolving credit facility and paid the $5.2 million fourth 2007 quarter cash dividend. Options to purchase 68,400 shares of our common stock were exercised in the 2008 period for total proceeds of $0.9 million.

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

The 2007 Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. We were in compliance with these covenants at March 31, 2009. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the company as defined in the 2007 Credit Agreement.

At March 31, 2009, we had $146.6 million available under the 2007 Credit Agreement, net of $79.0 million outstanding and $24.4 million of outstanding letters of credit. However, in view of our operating results over the last two quarters, our ability to comply with the leverage ratio covenant in our 2007 Credit Agreement currently limits the availability thereunder to approximately $73 million. At March 31, 2009, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 1.8% per annum.

During the 2009 period, the intermodal segment returned 1,919 primarily 48-ft. and 53-ft. leased containers and received 802 new 53-ft. leased containers, returned 882 leased chassis and sold 280 owned chassis. During the 2008 period, the intermodal segment received 299 new primarily 53-ft. leased containers and 1,381 leased chassis and returned 800 48-ft. and 53-ft. leased containers and 228 leased chassis and sold 237 owned chassis.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008 and requires that all prior period earnings per share data be adjusted retrospectively. We adopted FSP 03-6-1 on December 27, 2008 (the first day of our 2009 fiscal year). The 2009 fiscal year adoption and retrospective application did not have a material impact on our disclosure of earnings per share.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for nongovernmental entities. The hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the September 16, 2008 United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material impact on our results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Due to our limited use of derivative instruments, the adoption of SFAS No. 161 did not have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures assets acquired, liabilities assumed including any noncontrolling interest, and goodwill or gain from a bargain purchase. It also establishes the information to disclose regarding the nature and financial effects of a business combination. SFAS No. 141 (revised 2007) was effective for us on December 27, 2008 (the first day of our 2009 fiscal year). The adoption of SFAS No. 141 (revised 2007) did not have a material impact on our results of operations or financial condition, with the exception of the step two analyses under SFAS No. 142 for goodwill impairment. Beginning with the goodwill impairment charge recognized in the first quarter of 2009, we have measured the goodwill impairment using the principles in SFAS No. 157 and SFAS No. 141 (revised 2007).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes accounting and reporting standards that require: ownership interests held by parties other than the parent to be clearly identified and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income; and that changes in ownership interest while the parent retains its controlling interest be accounted for consistently and disclosed. SFAS No. 160 was effective for us on December 27, 2008 (the first day of our 2009 fiscal year). The adoption of SFAS No. 160 did not have a material impact on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. The financial asset and liability portions of SFAS No. 157 were adopted by us on December 29, 2007 (the first day of our 2008 fiscal year) with no impact on results of operations and financial condition. The remaining portion of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis was applicable on December 27, 2008 (the first day of our 2009 fiscal year). The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial condition, with the exception of the step two analyses under SFAS No. 142 for goodwill impairment. Beginning with the goodwill impairment charge recognized in the first quarter of 2009, we have measured the goodwill impairment using the principles in SFAS No. 157 and SFAS No. 141 (revised 2007).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of March 31, 2009.

Based upon the average variable interest rate debt outstanding during the first three months of 2009, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.6 million on an annual basis.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in our 2008 Annual Report on Form 10-K, we concluded that we had a material weakness in our internal controls over the preparation and review of certain balance sheet reconciliations, particularly in reconciling items in certain cash accounts pertaining to Pacer Cartage and in various intercompany accounts among our intermodal segment operations. Accordingly, our management concluded that our internal controls over financial reporting were not effective as of December 26, 2008. While we have undertaken control changes and other remedial efforts discussed below, this material weakness was not fully remediated as of March 31, 2009.

During the period covered by this quarterly report, we have identified a separate control deficiency that rises to the level of a material weakness in internal control over financial reporting. The control deficiency related to the operating effectiveness of controls designed to achieve the proper accounting for the income tax effect of non-recurring book adjustments, specifically the tax impact of goodwill impairment charges at March 31, 2009. This control deficiency resulted in an adjustment to certain tax accounts in the company’s consolidated financial statements for the quarterly period ended March 31, 2009

Conclusion. Based upon the disclosure controls and procedures evaluation and the material weaknesses in our internal controls over financial reporting, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

Giving full consideration to the material weaknesses described above, additional analyses and other procedures have been performed in order to provide assurance that our Condensed Consolidated Financial Statements included in this Quarterly Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. As a result of our consideration of the events and circumstances related to the material weaknesses and these procedures, we have concluded that the Condensed Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting. As previously discussed, during the quarter ended March 31, 2009, we converted our last remaining business unit to the financial and accounting modules of the SAP software, with the exception of the accounts receivable and accounts payable modules, which will be implemented in our Stacktrain business unit during the second quarter of 2009. As appropriate, we are modifying the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls over financial reporting. These control changes include the automation of access controls and segregation of duties that were previously accomplished with manual processes. The completed implementation of the general ledger accounting modules of SAP in all our business units has allowed us to initiate new, more timely procedures for the review and reconciliation of balance sheet accounts, including cash and intercompany balances. We are continuing to develop new procedures which, among other things, are designed to specifically address the problems associated with the material weakness in our internal controls identified in our 2008 Annual Report and that have continued during the quarter ended March 31, 2009 related to our preparation and review of certain balance sheet reconciliations. As our personnel become more experienced in using the SAP system, the issues that contributed to the material weakness should be mitigated. We are also beginning to develop processes and procedures designed to remediate the material weakness identified in the first quarter of 2009. In addition, with the SAP general ledger implementation, we are planning the consolidation, centralization and streamlining of accounting activities performed at various operating unit field locations. Initial efforts at this consolidation should be completed by the end of the second quarter of 2009, with additional consolidations completed by year-end 2009.

The conversion to the SAP accounting system was undertaken as part of an SAP project to integrate systems and improve information and process flow, and not in response to any actual or perceived deficiencies in our internal control over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A.	RISK FACTORS.

In addition to the information on risk factors is set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I - “Item 1A. Risk Factors” to the Company’s 2008 Annual Report, investors should carefully consider the following risks. Except as set forth below, there have been no material changes from the risk factors previously described in Pacer’s 2008 Annual Report on Form 10-K.

We may not comply with the leverage ratio covenant in our senior credit agreement during the second quarter in 2009 and must seek an amendment of the credit agreement from our syndicate of banks.

We are subject to two financial covenants, an interest coverage ratio and a leverage ratio, under our 2007 Credit Agreement that are based on our trailing four quarter operating results and the amount of our debt obligations. As of March 31, 2009, we were in compliance with these financial covenants. Our ability to maintain compliance with the financial covenants in the future is dependent upon various factors, some of which are outside our control. Based upon current revenue and expense projections and given the uncertainty of the depth and duration of the current economic recession, we expect that we will not be able to comply with the leverage ratio in the second quarter of 2009. Therefore, we will enter into discussions with the agent bank and the bank group for an amendment to our credit agreement that would result in our compliance with these covenants, as amended. While we anticipate that we will reach an acceptable resolution with our syndicate of banks, there can be no assurance that an amendment (or waiver of the covenants) will be received or that the amendment (or waiver) will be obtained on terms that are not detrimental to the Company. Any such amendment (or waiver) may result in, among other things, reduced borrowing capacity, an increase in the interest rate payable under the credit agreement, the requirement that we pledge additional collateral as security for our obligations under the credit agreement, and significant transaction costs.

Failure to comply with the financial covenants under our credit agreement would result in default under that facility as well as cross-defaults under operating leases and other commitments. In the event of any such default, if we fail to obtain replacement financing, amendments to, or waivers under the applicable financing arrangements, our lenders and lessors could cease making further advances or leases, declare our debt and rent payments to be immediately due and payable, increase our interest rates, fail to renew letters of credit, impose significant restrictions and requirements on our operations, institute foreclosure procedures against their collateral or equipment, or impose significant fees and transaction costs. The current credit crisis in the credit and equity capital markets may make it difficult or impossible to refinance our outstanding debt and any such replacement financing, if available, would likely only be available on significantly more restrictive and costly terms. Any issuance of equity securities would dilute stock ownership, which given our current market price would likely be substantial. A default under our financing arrangements could, depending on actions taken by our lenders, have a material adverse effect on our liquidity, financial condition, results of operations, business and prospects.

We are dependent on the automotive industry which has experienced severe freight volume declines and financial distress as a result of the current economic recession.

Approximately 20% of our revenues for fiscal 2008 and 2007 were to customers in the automotive industry. In the first quarter of 2009, revenues from automotive industry customers represented 17.1% of our revenues. Our automotive industry volumes have declined significantly over the last fifteen months reflecting the fact that automotive manufacturers globally are experiencing significant declines in sales of vehicles from the current unprecedented economic recession and credit conditions, as well as volatile fuel costs. In particular, there has been significant concern regarding the long-term viability of the Big Three U.S. auto manufacturers whose sales of vehicles have also shown significant erosion. Given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events among automobile manufacturers and their suppliers. Each of General Motors and Chrysler has reported severe liquidity concerns and the potential inability to meet short-term cash funding requirements. These domestic automakers have sought and obtained funding support from the U.S. federal government to maintain operations and, according to published reports, to avoid possible Chapter 11 bankruptcy filings. On March 30, 2009, the US Treasury Department agreed to provide General Motors with working capital for 60 days to establish a new strategy for its long-term economic viability and to provide Chrysler with working capital for 30 days to conclude a definitive agreement with Fiat and secure concessions and support of necessary stakeholders including its unions and debt holders. Chrysler, however, was not able to obtain all of the necessary concessions from all of its lenders within the required time frame and on April 30, 2009 filed for Chapter 11 bankruptcy protection. Chrysler also announced that most of its manufacturing operations would be temporarily idled effective Monday, May 4, 2009, with normal production schedules not expected to resume until its proposed alliance with Fiat is completed. Notwithstanding any federal support provided to the domestic automotive industry, the financial prospects of certain of the Company’s significant direct and indirect customers in the automotive industry remain highly uncertain.

Along with the unprecedented financial uncertainty of automotive industry customers, the industry has also implemented extended automotive plant shutdowns and significant production cuts. These shutdowns and cuts affected our first quarter financial results and are likely to continue in the future, affecting shipments to and from affected plants. A large number of our customers are also suppliers of automotive products whose own viability and operating results are tied to the long-term viability and operating results of automotive manufacturers. Continued deterioration in the business of North American automobile manufacturers, such as the recent bankruptcy of Chrysler, would adversely affect our revenues, not only from the automobile manufacturers but also from suppliers of automotive products, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On May 5, 2009, we announced several key executive changes to further focus on Pacer’s core door-to-door intermodal and trucking services, while streamlining our organization. Among these changes was the promotion of Daniel W. Avramovich from Retail Intermodal Services President to Chief Operating Officer. With this realignment, Mr. Avramovich will be responsible for the day-to-day leadership of Pacer’s intermodal segment operations, as well as three of the units in the logistics segment: the highway brokerage, supply chain, and warehousing service units. Mr. Brashares will continue to serve as Logistics Service Group President with responsibility for the remaining logistics segment units, truck services and international freight forwarding through August 31, 2009, at which time he plans to leave the Company to pursue other interests.

Mr. Avramovich’s biographical information was set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008, and his compensation and employment agreement with the Company were described in the Form 8-K filed on June 26, 2008 when he joined the Company. Mr. Avramovich and other executive officers were subject to the 10% salary reduction instituted in April 2009 and, in connection with that salary reduction, he executed an amendment to his employment agreement consistent with the form of amendment filed as Exhibit 10.2 to this Form 10-Q. No additional changes to his compensation or employment agreement have been made in connection with his promotion to Chief Operating Officer.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement dated as of March 20, 2009, between Pacer International, Inc. and Adriene B. Bailey+*

10.2	Form of Letter Amending Employment Agreement dated April 21, 2009 from Pacer International, Inc. to Michael E. Uremovich, Brian C. Kane, Michael F. Killea and Jeffrey R. Brashares+*

18	Letter Regarding Change in Accounting Principles.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: May 8, 2009	By:	/s/ M. E. Uremovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By:	/s/ B. C. Kane
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated as of March 20, 2009, between Pacer International, Inc. and Adriene B. Bailey.

10.2	Form of Letter Amending Employment Agreement dated April 21, 2009 from Pacer International, Inc. to Michael E. Uremovich, Brian C. Kane, Michael F. Killea and Jeffrey R. Brashares.

18	Letter Regarding Change in Accounting Principles.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.