Form 10-Q
period 2009-06-30
PACER INTERNATIONAL INC
filed 2009-08-06
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2009
Common stock, $.01 par value per share	34,907,051 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	June 30, 2009	December 26, 2008
		(as adjusted) 1/
ASSETS
Current assets
Cash and cash equivalents	$21.6	$5.0
Accounts receivable, net of allowances of $4.6 million and $4.9 million, respectively	161.5	183.6
Prepaid expenses and other	45.1	28.0
Deferred income taxes	3.7	3.1

Total current assets	231.9	219.7

Property and equipment
Property and equipment at cost	106.4	127.2
Accumulated depreciation	(63.9)	(65.6)

Property and equipment, net	42.5	61.6

Other assets
Goodwill	—	200.4
Deferred income taxes	28.0	—
Other assets	14.0	12.9

Total other assets	42.0	213.3

Total assets	$316.4	$494.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$78.8	$0.3
Book overdraft	—	14.7
Accounts payable and other accrued liabilities	150.1	158.6

Total current liabilities	228.9	173.6

Long-term liabilities
Long-term debt and capital leases	0.1	44.3
Deferred income taxes	—	5.4
Other	1.2	0.9

Total long-term liabilities	1.3	50.6

Total liabilities	230.2	224.2

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding		—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,907,051 and 34,940,620 issued and outstanding at June 30, 2009 and December 26, 2008, respectively	0.4	0.4
Additional paid-in-capital	300.8	300.1
Accumulated deficit	(214.9)	(30.2)
Accumulated other comprehensive loss	(0.1)	0.1

Total stockholders’ equity	86.2	270.4

Total liabilities and stockholders’ equity	$316.4	$494.6

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except share and per share data)	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
		(as adjusted) 1/		(as adjusted) 1/
Revenues	$376.7	$516.6	$735.3	$1,019.4

Operating expenses:
Cost of purchased transportation and services	310.0	410.8	607.4	805.2
Direct operating expenses (excluding depreciation)	30.1	30.8	63.0	64.9
Selling, general and administrative expenses	46.6	50.6	95.9	100.3
Goodwill impairment charge (Note 1)	—	—	200.4	—
Depreciation and amortization	1.8	1.5	3.5	3.0

Total operating expenses	388.5	493.7	970.2	973.4

Income (loss) from operations	(11.8)	22.9	(234.9)	46.0

Interest expense	(0.9)	(0.8)	(1.2)	(1.9)
Interest income	—	—	—	—

Income (loss) before income taxes	(12.7)	22.1	(236.1)	44.1

Income tax (benefit)	(5.4)	8.7	(51.4)	17.3

Net income (loss)	$(7.3)	$13.4	$(184.7)	$26.8

Earnings per share (Note 8):

Basic:
Earnings per share	$(0.21)	$0.39	$(5.32)	$0.77

Weighted average shares outstanding	34,755,660	34,571,991	34,747,513	34,514,589

Diluted:
Earnings per share	$(0.21)	$0.39	$(5.32)	$0.77

Weighted average shares outstanding	34,755,660	34,749,991	34,747,513	34,674,351

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies and the adoption of FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2009

(Unaudited)

(in millions, except share amounts)	Common Shares	Common Stock and Paid-in-Capital	Accumulated Deficit (as adjusted) 1/	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 26, 2008	34,940,620	$300.5	$(30.2)	$0.1	$270.4

Net loss	—	—	(184.7)	—	(184.7)
Other comprehensive loss	—	—	—	(0.2)	(0.2)

Total comprehensive loss	—	—	(184.7)	(0.2)	(184.9)

Stock based compensation	—	1.4	—	—	1.4
Issuance (forfeiture) of restricted stock	(12,000)	—	—	—	—
Tax impact of vesting of restricted stock	—	(0.6)	—	—	(0.6)
Repurchase and retirement of common stock	(21,569)	(0.1)	—	—	(0.1)

Balance at June 30, 2009	34,907,051	$301.2	$(214.9)	$(0.1)	$86.2

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

Total comprehensive income (loss) for the three months ended June 30, 2009 and June 27, 2008 was ($7.1) million and $13.4 million, respectively. Total comprehensive income for the six months ended June 27, 2008 was $26.8 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(in millions)	June 30, 2009	June 27, 2008
		(as adjusted) 1/
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (loss)	$(184.7)	$26.8

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3.5	3.0
Gain on sale of property and equipment	(0.7)	(0.8)
Deferred taxes	(34.0)	1.6
Goodwill impairment charge	200.4	—
Stock based compensation expense	1.4	0.9
Excess tax benefit from exercise of stock options	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable, net	22.1	(16.3)
Prepaid expenses and other	(17.8)	(2.2)
Accounts payable and other accrued liabilities	(19.3)	16.0
Other	0.4	(1.2)

Net cash (used in) provided by operating activities	(28.7)	27.7

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5.5)	(9.1)
Proceeds from software license amendment	22.5	—
Proceeds from sales of property and equipment	0.7	0.8

Net cash provided by (used in) investing activities	17.7	(8.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit agreement, net of debt issuance costs	33.1	(8.1)
Proceeds from exercise of stock options	—	2.6
Excess tax (loss) benefit from exercise of stock options	—	0.1
Dividends paid to shareholders	(5.2)	(10.4)
Repurchase and retirement of Pacer common stock	(0.1)	(0.4)
Debt and capital lease obligation repayment	(0.2)	(0.1)

Net cash provided by (used in) financing activities	27.6	(16.3)

Effect of exchange rate changes on cash	—	(0.4)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16.6	2.7

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5.0	6.7

CASH AND CASH EQUIVALENTS – END OF PERIOD	$21.6	$9.4

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and December 26, 2008 and for the three- and six-month periods ended June 30, 2009 and June 27, 2008 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008 as filed with the Securities and Exchange Commission (“SEC”). See “Change in Accounting Policies” below for a description of a change in revenue and cost recognition to completed service from percentage of completion for the Company’s Stacktrain business unit.

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

Principles of Consolidation

The condensed consolidated financial statements as of June 30, 2009 and December 26, 2008 and for the three- and six-month periods ended June 30, 2009 and June 27, 2008 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Earnings per share amounts for the three- and six-month periods ended June 27, 2008, and all prior periods, have been retrospectively applied in accordance with FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under FSP 03-6-1, Pacer must consider restricted stock grants as another class of stock and use the two class method in determining earnings per share. The retrospective application was not material.

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

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value.

Business and Industry Segments

Pacer is an asset-light North American transportation and logistics services provider that facilitates the movement of freight containers and trailers using two or more modes of transportation. The Company provides these services through two operating segments: the “intermodal” segment and the “logistics” segment. The intermodal segment provides, through its Stacktrain, rail brokerage and cartage units, intermodal transportation services to wholesale and retail customers. The intermodal segment is organized around these two intermodal products. The intermodal wholesale product provides intermodal transportation to transportation intermediaries and international shipping companies. The intermodal retail product provides intermodal transportation primarily to beneficial cargo owners (end-user customers). Our Stacktrain and cartage units’ services are included in both products and our rail brokerage unit services are included in the retail product. The logistics segment provides highway brokerage, truck services (including specialized haulage), supply chain management services, freight forwarding, ocean shipping and warehousing and distribution services to a wide variety of end-user customers. On July 24, 2009, the Company entered into an agreement to sell certain assets of its truck services unit to Universal Truckload Services, Inc. and UTS Leasing, Inc. See Note 11 for additional details.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At June 30, 2009 and December 26, 2008, accounts receivable included unbilled amounts of $20.6 million and $14.7 million, respectively.

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

The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on December 29, 2001 (the first day of the Company’s fiscal 2002). The Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for nonfinancial assets and liabilities disclosed at fair value on a nonrecurring basis on December 27, 2008. Based on a combination of factors, including the continued, sustained decline in the Company’s stock price and market capitalization during the first quarter of 2009, the operating results of the Company’s intermodal and logistics reporting units during the first quarter of 2009, and the effect that the current economic recession is expected to have on the operating results of both of the Company’s reporting units until at least the end of 2009, management concluded that a goodwill impairment triggering event had occurred in the first quarter of 2009 for purposes of SFAS 142, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, management concluded that the carrying value of each of the intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. Accordingly, the Company undertook the second step of the goodwill impairment analysis and determined that the implied fair value of each reporting unit’s goodwill was $0 using the methodology required by SFAS 157 described below. As a result, management recorded a non-cash goodwill impairment charge of $200.4 million in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit). The charge was finalized in the second quarter of 2009 with no change to the reported amounts.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In connection with our first quarter 2009 triggering event, we performed a fair value measurement of our goodwill as summarized below (in millions):

	Three Months Ended March 31, 2009
			Level Used to Determine New Cost Basis
	Impairment Charge 1/	New Cost Basis	Level 1	Level 2	Level 3
Goodwill:
Intermodal Segment	$169.0	$—	$—	$—	$—
Logistics Segment	31.4	—	—	—	—

Total	$200.4	$—	$—	$—	$—

1/	In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company recognized a charge of $200.4 million related to the impairment of goodwill. The carrying value of goodwill prior to the impairment was $200.4 million. As of March 31, 2009 the estimated fair value of goodwill was $0 million and was estimated based on level 3 inputs.

The valuation methodology used to estimate the fair value of the total company and reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment. For purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. Management assumed that the current economic recession would continue throughout 2009, followed by a slow recovery period beginning in 2010. Management applied transportation margin assumptions reflecting the Company’s current estimates. Management used the current estimate of operations for the forecast period and applied a 13.0% discount rate to the forecast. Management applied a 5.0% growth factor to the intermodal reporting unit and a 2.5% growth factor to the logistics reporting unit to calculate the terminal value of the reporting units under the income approach. The 13.0% discount rate was the weighted average cost of capital using comparable publicly traded companies. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization which declined further during the first quarter of 2009 as compared to the Company’s market capitalization at the end of the 2008 fiscal year, plus an estimated control premium. The fair value estimates based on these assumptions were used to prepare projected financial information which management believes to be reasonable. However, actual future results may differ from those projections, and those differences may be material.

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

There were no additions or deletions to goodwill between March 31, 2009 and June 30, 2009.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 26, 2008	$0.1

Activity during 2009 (net of tax)	(0.2)

Balance at June 30, 2009	$(0.1)

Repurchases of Common Stock

The Company repurchased and retired 21,569 shares at an average purchase price of $3.08 per share during the six-month period ended June 30, 2009, and repurchased and retired 18,918 shares at an average price of $21.54 per share during the six-month period ended June 27, 2008. Both repurchases were related to the fulfillment of tax obligations upon the June 1 vesting of restricted stock. The current Board authorization for common stock repurchases expired on June 15, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 does not change current U.S. generally accepted accounting principles (“GAAP”) and is intended to simplify access to all authoritative U.S. GAAP by providing all of the authoritative literature related to a particular topic in one place. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations or financial condition.

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

The impact of the changes in revenue and cost recognition and the application of EITF 03-6-1 from those originally reported are summarized as follows (in millions, except share and per share data):

Condensed Consolidated Statements of Operations

	Three Months Ended June 27, 2008		Six Months Ended June 27, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues	$518.4	$516.6	$1,027.8	$1,019.4

Cost of purchased transportation and services	412.0	410.8	811.5	805.2

Income continuing from operations	23.5	22.9	48.1	46.0

Income taxes	8.9	8.7	18.1	17.3

Net income	$13.8	$13.4	$28.1	$26.8

Earnings per share (Note 9):
Basic:
Earnings per share	$0.40	$0.39	$0.81	$0.77

Weighted average shares outstanding	34,571,991	34,571,991	34,514,589	34,514,589

Diluted:
Earnings per share	$0.40	$0.39	$0.81	$0.77

Weighted average shares outstanding	34,749,991	34,749,991	34,674,351	34,674,351

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidated Balance Sheets

	December 26, 2008
	As Reported	As Adjusted
Accounts payable and other accrued liabilities	$158.3	$158.6
Total liabilities	223.9	224.2

Accumulated deficit	(29.9)	(30.2)
Total stockholders’ equity	$270.7	$270.4

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 27, 2008
	As Reported	As Adjusted
Net income	$28.1	$26.8

Accounts payable and other accrued liabilities	14.7	16.0

NOTE 3. DEBT AND CAPITAL LEASES

On June 29, 2009, the Company entered into a First Amendment and Waiver Agreement (the “First Amendment”) with respect to its Credit Agreement dated April 5, 2007 (the “2007 Credit Agreement”). The First Amendment amended the 2007 Credit Agreement to, among other things, (1) waive compliance with the leverage covenant ratio with respect to the quarter ending June 30, 2009 for a period ending August 31, 2009, (2) reduce the facility from $250 million to $150 million, (3) increase the margin applicable to borrowings under the facility from a variable rate depending on the Company’s leverage ratio to a fixed margin of 3.25% per annum on base rate borrowings or 4.50% per annum on Eurodollar rate borrowings, (4) increase letter of credit fees to a fixed 4.50% per annum, and (5) increase the commitment fees on the unused portion of the facility to a fixed 0.50% per annum. In addition, in connection with the First Amendment, the Company and its direct and indirect domestic subsidiaries entered into agreements granting a first priority security interest in substantially all of the Company’s and its subsidiaries’ present and future personal property. The Company’s obligations under the 2007 Credit Agreement, as amended by the First Amendment, continue to mature on April 5, 2012 and to be guaranteed by all of its direct and indirect domestic subsidiaries and secured by a pledge of all of the stock or other equity interests of its domestic subsidiaries and a portion of the stock or other equity interests of certain of its foreign subsidiaries. Bank and consulting fees of $1.4 million associated with completing the amendment have been capitalized and are being amortized over the remaining life of the 2007 Credit Agreement. In addition, due to the reduction in borrowing capacity discussed above, $0.2 million of previously deferred loan fees were written-off to interest expense in June, 2009.

The 2007 Credit Agreement, as amended by the First Amendment, contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. At June 30, 2009, the Company was in compliance with these covenants except that pursuant to the First Amendment the syndicate of banks waived during the period from June 30, 2009 to August 31, 2009 compliance with the leverage ratio. At June 30, 2009, the interest coverage ratio was 9.34x. The covenant requires that the interest coverage ratio must not be less than 3.0x.

The Company will not be in compliance with the leverage ratio upon expiration of the waiver period (August 31, 2009) under the First Amendment. The Company is currently in discussions with the banks to amend or replace the existing facility with an acceptable longer term financing package before the August 31, 2009 expiration of the waiver of compliance with the leverage ratio covenant. Based on the current status of discussions with its syndicate of banks, management anticipates that it will reach an

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

acceptable resolution with the banks; however, there can be no assurance that a further amendment (or extension of the waiver period) or new facility will be obtained or, if obtained, that it will be on terms that are not detrimental to the Company. The $78.5 million of outstanding debt under the 2007 Credit Agreement has, therefore, been classified as a current liability.

If the Company is not able to amend or replace the existing facility with an acceptable longer term financing package before August 31, 2009 or is not able to obtain an extension of the waiver of compliance with the leverage ratio covenant, it would be in default under the 2007 Credit Agreement, which could then trigger cross-defaults under operating leases and other commitments. In the event of any such default, the Company’s lenders and lessors could cease making further advances or leases, declare the debt and rent payments to be immediately due and payable, further increase interest rates, fail to renew letters of credit, impose significant restrictions and requirements on operations, institute foreclosure procedures against their collateral or equipment, and/or impose significant fees and transaction costs. A default under the Company’s financing arrangements could, depending on actions taken by the Company’s lenders and lessors, have a material adverse effect on the Company’s liquidity, financial condition, results of operations, business and prospects. If we are in default under the 2007 Credit Agreement and/or our other financing arrangements and our obligations thereunder were declared immediately due and payable, the Company would not have sufficient cash flow from operations or other available sources of liquidity to repay such obligations.

At June 30, 2009, the Company had $47.1 million available under the 2007 Credit Agreement, net of $78.5 million outstanding and $24.4 million of outstanding letters of credit, except that at such time as the total outstanding (borrowings plus letters of credit) under the 2007 Credit Agreement are equal to or greater than $125 million, no additional loan may be obtained if, after giving effect thereto, the available cash and cash equivalents of the Company and its subsidiaries would exceed $15 million. However, absent a further extension or amendment of the credit facility, any remaining availability under the 2007 Credit Agreement will cease on September 1, 2009 upon expiration of the waiver period (August 31, 2009) granted by our syndicate of banks with respect to the leverage covenant ratio. At June 30, 2009, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 5.1% per annum. The Company borrowed a net $34.5 million under the Credit Agreement and repaid $0.2 million of capital lease obligations during the six-month period ended June 30, 2009. The net book value of equipment under capital lease was $0.4 million at June 30, 2009.

Debt and capital lease obligations are summarized as follows (in millions):

	June 30, 2009	December 26, 2008
2007 Credit Agreement (5.1%; expires April 5, 2012)	$78.5	$44.0
Capital lease obligations	0.4	0.6

Total	78.9	44.6
Less current portion of the 2007 Credit Agreement	78.5	—
Less current portion of capital lease obligations	0.3	0.3

Long-term portion	$0.1	$44.3

NOTE 4. PROPERTY AND EQUIPMENT

On June 25, 2009, the Company entered into an amendment to its software license agreement with SAP America, Inc. (“SAP”) under which the software license was limited to SAP’s financial and accounting applications, which have already been successfully implemented by Pacer. In connection with the amendment, Pacer received an aggregate of $22.5 million in reimbursement of capital expenses incurred in connection with the original software license. This amount is included in the Proceeds From Software License Amendment line item in the Condensed Consolidated Statements of Cash Flows. In connection with this amendment, the Company wrote-off $22.4 million of previously capitalized software and associated costs related to the development of the SAP transportation operations modules. The net amount of the cash received and amounts written-off of $(0.1) million is recorded in the Selling, General and Administrative Expenses item in the Condensed Consolidated Statements of Operations. The cash payment will be used to reduce debt and for general corporate purposes.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. In connection with this 2007 program, a total of $6.1 million has been expensed for the severance of 134 employees and the closure of four facilities. The table below shows activity for the period ended June 30, 2009 (in millions).

	Costs of Facility Closings			Costs of Other Severance			Total
	Accrued	Paid	Bal.	Accrued	Paid	Bal.	Accrued	Paid	Bal.
Bal. at 12/26/08	$0.7	$0.7	$—	$5.4	$5.0	$0.4	$6.1	$5.7	$0.4
Activity	—	—	—	—	0.2	(0.2)	—	0.2	(0.2)

Bal. at 6/30/09	$0.7	$0.7	$—	$5.4	$5.2	$0.2	$6.1	$5.9	$0.2

Under a separate program, the Company has reduced employment by 172 personnel as part of a general force reduction effort and expensed $2.4 million for severance costs during the first six-months of 2009. All of these expenses are included in the Selling, General and Administrative line item of the Condensed Consolidated Statements of Operations.

NOTE 6. LONG-TERM INCENTIVE PLANS

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At June 30, 2009, 2,217,000 shares under the 2006 Plan were available for issuance.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the six-month periods ended June 30, 2009 and June 27, 2008, respectively.

	Six Months Ended
	June 30, 2009	June 27, 2008
Common Stock Options
Granted
@ $2.41 per share	12,000	—
@ $3.08 per share	12,000	—

Subtotal	24,000	—

Exercised
@ $5.00 per share	—	22,965
@ $10.00 per share	—	46,000
@ $12.50 per share	—	112,200
@ $13.74 per share	—	19,000
@ $15.00 per share	—	18,400
@ $15.78 per share	—	2,000

Subtotal	—	220,565

Canceled or Expired
@ $21.51 per share	—	6,000
@ $5.00 per share	50,250	—

Restricted Stock
Granted	None	None

Vested.
@ $21.54 per share	—	58,500
@ $21.83 per share	—	1,125
@ $3.08 per share	69,125	—

	69,125	59,625

Canceled or Expired
@ $27.64 per share	7,500	—
@ $22.41 per share	4,500	7,000

Subtotal	12,000	7,000

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

The Union Pacific Railroad has asserted two claims against us for retroactive and prospective rate adjustments for containers shipped on their railroad. One claim is in the pre-trial stage of arbitration before a neutral third party arbitrator. The second claim is in an early stage of development, and, if the Company is unable to resolve it, it may be submitted for arbitration as well. The information available to the Company at this time does not indicate that it is probable that a liability has been incurred as of the quarter ended June 30, 2009, and the Company cannot make an estimate of the amount, or range of amounts, of any liability that would be incurred if one or both claims were resolved against it. Accordingly, the Company has not accrued any liability for these claims in its financial statements at and for the quarter ended June 30, 2009. Union Pacific’s calculation of the dollar amount of retroactive rate adjustments that it claims from the Company for the period from January 1, 2005, through June 30, 2009 (based on the latest information available to us), is

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

approximately $140 million. The Company disputes these claims in their entirety (and has asserted counterclaims against UP), and the Company believes that it has meritorious defenses to these claims and that the Union Pacific Railroad is not entitled to any of the claimed rate adjustments. The Company intends to vigorously defend against these claims by UP and to pursue its claims and other related rights and remedies. If these claims were to be adversely determined against the Company, the amount the Company could be required to pay could have a material adverse effect on its results of operations and cash flows.

One of the Company’s other vendors has asserted a claim against the Company seeking to recover payment of alleged volume shortfalls under a contract for the provision of transportation services. The vendor’s claim was submitted to arbitration before the American Arbitration Association on April 17, 2009, but an arbitrator has not yet been appointed. The information available to the Company at this time does not indicate that it is probable that a liability has been incurred as of the quarter ended June 30, 2009, and the Company cannot make an estimate of the amount, or range of amounts, of any liability that would be incurred if the claim were resolved against the Company. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the quarter ended June 30, 2009. The vendor’s calculation of the dollar amount of shortfall payments that it claims from the Company as of June 30, 2009, is approximately $3.6 million. The Company disputes this claim in its entirety and believes it has meritorious defenses to it and that the vendor is not entitled to any shortfall payments, and intends to vigorously defend against this claim and pursue its other rights and remedies with the vendor.

NOTE 8. SEGMENT INFORMATION

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents revenues from continuing operations generated by country or geographical area for the three- and six-month periods ended June 30, 2009 and June 27, 2008 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2009	June 27, 2008 1/	June 30, 2009	June 27, 2008 1/
United States	$323.9	$461.8	$636.3	$915.4

Foreign Revenues

Russia/China	19.4	7.7	26.0	18.4
Europe	7.7	12.4	21.4	25.1
Far East	6.7	8.5	12.9	15.8
Canada	3.3	5.0	6.8	9.3
Mideast	2.9	3.4	5.6	5.2
Mexico	2.8	3.0	5.4	5.6
Australia/New Zealand	2.0	3.3	4.8	6.3
South America	1.5	2.2	4.0	4.0
Africa	0.4	0.8	1.5	1.2
All Other	6.1	8.5	10.6	13.1

Total Foreign Revenues	$52.8	$54.8	$99.0	$104.0

Total Revenues	$376.7	$516.6	$735.3	$1,019.4

1/	Amounts have been adjusted to conform to the current completed service method of revenue recognition for the Stacktrain business unit (see Notes 1 and 2).

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation. All material assets are located in the United States of America. For the three- and six-month periods ended June 30, 2009, the Company had no customers contributing 10% or more of the Company’s total revenues. For the three- and six-month periods ending June 30, 2009, the largest customer contribution was 9.3% and 8.8% of the Company’s total revenues, respectively. For the three- and six-month periods ended June 27, 2008, the Company had one customer of the Intermodal segment that generated 11.3% and 11.4% of the Company’s total revenues, respectively. The next largest contributing customer in the 2008 period generated 6.5% and 7.0% of total revenues for the three- and six-month periods, respectively.

Approximately 20% of our revenues for fiscal 2008 and 2007 were to customers in the automotive industry including manufacturers and suppliers. In the first six months of 2009, revenues from automotive industry customers represented approximately 16% of our revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and six-month periods ended June 30, 2009 and June 27, 2008 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended June 30, 2009
Revenues	$278.6	$98.7	$—	$377.3
Inter-segment elimination	(0.5)	(0.1)	—	(0.6)

Subtotal	278.1	98.6	—	376.7
Loss from operations	(5.7)	(1.4)	(4.7)	(11.8)
Depreciation	1.3	0.4	0.1	1.8
Capital expenditures 1/	1.9	0.2	0.2	2.3

3 Months ended June 27, 2008 3/
Revenues	$403.9	$112.9	$—	$516.8
Inter-segment elimination	—	(0.2)	—	(0.2)

Subtotal	403.9	112.7	—	516.6
Income (loss) from operations	31.6	(1.7)	(7.0)	22.9
Depreciation	1.3	0.2	—	1.5
Capital expenditures 1/	4.8	0.6	0.1	5.5

6 Months ended June 30, 2009
Revenues	$549.9	$186.3	$—	$736.2
Inter-segment elimination	(0.8)	(0.1)	—	(0.9)

Subtotal	549.1	186.2	—	735.3
Loss from operations 2/	(189.4)	(36.1)	(9.4)	(234.9)
Depreciation	2.7	0.7	0.1	3.5
Capital expenditures 1/	4.5	0.7	0.3	5.5

6 Months ended June 27, 2008 3/
Revenues	$803.9	$215.9	$—	$1,019.8
Inter-segment elimination	—	(0.4)	—	(0.4)

Subtotal	803.9	215.5	—	1,019.4
Income (loss) from operations	62.0	(2.5)	(13.5)	46.0
Depreciation	2.6	0.4	—	3.0
Capital expenditures 1/	7.6	1.3	0.2	9.1

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and as such they are not disclosed here.

1/	Included in capital expenditures for the second quarter of 2009 and 2008, is $2.0 million and $2.5 million, respectively, related to the licensing and implementation of the SAP software project ($1.7 million and $2.3 million intermodal segment, respectively, $0.1 million and $0.2 million logistics segment, respectively, and $0.2 million and $0 million corporate, respectively). For the first six months of 2009 and 2008, cash capital expenditures includes a total of $4.6 million and $6.9 million, respectively, related to the licensing and implementation of the SAP software project ($4.1 million and $6.2 million in the intermodal segment, $0.2 million and $0.5 million in the logistics segment, and $0.3 million and $0.2 million in corporate, respectively). See Note 4. “Property and Equipment” for details about the SAP project and capitalized software write-off.
2/	Included in loss from operations for the intermodal and logistics segments six-month period ending June 30, 2009 is a goodwill impairment charge of $169.0 million and $31.4 million, respectively.
3/	Intermodal and consolidated amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit (see Note 2).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
		(as adjusted) 1/		(as adjusted) 1/
Numerator:
Net income (loss) (basic and diluted)	$(7.3)	$13.4	$(184.7)	$26.8
Income (loss) allocated to participating securities	—	—	—	0.1

Net income (loss) available to common stockholders	$(7.3)	$13.4	$(184.7)	$26.7

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,755,660	34,571,991	34,747,513	34,514,589
Effect of dilutive securities:
Stock options/restricted stock	—	178,000	—	159,761

Denominator for earnings per share-diluted	34,755,660	34,749,991	34,747,513	34,674,350

Earnings (loss) per share-basic	$(0.21)	$0.39	$(5.32)	$0.77

Earnings (loss) per share-diluted	$(0.21)	$0.39	$(5.32)	$0.77

1/	Amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit and FSP 03-6-1 (see Note 2).

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended June 30, 2009 and June 27, 2008, 515,874 shares and 139,800 shares were anti-dilutive, respectively. For the six-month periods ended June 30, 2009 and June 27, 2008, 514,388 shares and 450,292 shares were anti-dilutive, respectively.

NOTE 10. INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of its 2007 fiscal year. As a result of the implementation, the Company recognized a $0.4 million increase to the reserve for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. The amount of unrecognized tax benefit, including interest and penalties, as of the beginning of the Company’s 2007 fiscal year, was $3.9 million relating to uncertain tax positions.

The total amount of unrecognized tax expense, if recognized, that would affect the effective tax rate is $0.5 million.

The Company recognized $4,286 and $27,500 of accrued interest and no penalties related to unrecognized tax benefits in its income tax expense for the three-month periods ended June 30, 2009 and June 27, 2008, respectively, and $9,287 and $55,000 for the six-month periods ended June 30, 2009 and June 27, 2008, respectively. The liability for the payment of interest decreased due to the reduction of the uncertain tax liability as of June 30, 2009.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 6, 2009, the date the financial statements were issued.

Sale of Pacer Transport

On July 24, 2009, the Company and its subsidiaries in the truck services business unit entered into a Limited Asset Purchase Agreement with Universal Truckload Services, Inc. (“UTSI”) and UTS Leasing, Inc. (“UTSL”). Under the terms of the Limited Asset Purchase Agreement, UTSI will purchase certain assets of the truck services business, including customer, owner operator and agent lists and files and trailers used in this operation and will assume two real property leases, and UTSL will assume the equipment leases for tractors and trailers used in this operation. The Company will retain all receivables generated by the truck services unit through the closing date. The completion of the transaction is subject to customary closing conditions and is expected to occur in August 2009.

Restructuring

The Company is continuing its organizational simplification and workforce reduction initiatives to move toward operations organized by function rather than by business unit and to consolidate operations into a centralized operational headquarters based in Dublin, Ohio with two regional operations centers, which will be located in Los Angeles, California and Jacksonville, Florida. On July 31, 2009, the Company reduced its workforce by approximately 30 positions and will offer new or relocated positions to additional personnel. By the end of the year, the Company plans to eliminate additional positions and to consolidate office locations so that the Company can exit two leases, one in Orange, California and one in Atlanta, Georgia.

As a result, the Company will record charges in the third and fourth quarter of 2009 for costs associated with these activities, consisting of severance costs ranging between $1.0 million and $2.1 million and lease termination charges of approximately $250,000. In total, these costs are expected to be in the range of $1.25 million to $2.4 million. All severance costs and lease termination associated with these activities will result in future cash expenditures.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report are discussed in Item 1A of the 2008 Annual Report and in Part II. Item 1A of this Quarterly Report on Form 10-Q and include:

•	general economic and business conditions, including the length and severity of the current economic recession;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•	our ability to comply with the financial ratios in our credit agreement, as amended, during the remainder of 2009 and our ability to obtain a long-term waiver or replacement credit facility;

•

our inability as of September 1, 2009 to borrow under our credit agreement upon expiration of the waiver period (August 31, 2009) granted by our syndicate of banks with respect to the leverage covenant ratio absent an extension of the waiver or amendment of the credit facility;

•	increases in interest rates, including those that may result if we enter into a longer-term replacement credit facility;

•	the loss of one or more of our major customers;

•	the success of our cost reduction initiatives in improving our operating results and cash flows;

•	the effect of the current economic recession and credit market disruption on our customers, including reduced transportation needs and an inability to pay us on time or at all;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our current contracts as these expire (including our contracts with Union Pacific, expiring in 2011, and CSX Intermodal, expiring in 2014);

•	changes in, or the failure to comply with, government regulations;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	our ability to successfully defend or resolve customer and vendor rate and volume adjustment claims against us;

•	changes in international and domestic shipping patterns;

•	availability of qualified personnel;

•	selecting, developing and implementing applications and solutions to update or replace our diverse legacy systems;

•	increases in our leverage;

•	our ability to integrate acquired businesses; and

•	terrorism and acts of war.

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

Executive Summary

The economic recession continues to negatively impact our financial results. While we have seen some improvement in traffic volumes during the second quarter of 2009 compared to the first quarter of 2009, volumes continue to be below the comparable amounts in 2008. For the second quarter of 2009, revenues were 27.1% below the 2008 quarter with both segments reporting declines. Income from operations was down $34.7 million overall compared to the 2008 quarter with our Logistics segment reporting a $0.3 million reduction in operating loss as compared to the 2008 quarter. The primary drivers of the overall reduced financial results are the depressed traffic volumes, aggressive price competition and continuing excess capacity.

In our first quarter report we reported that based upon 2009 revenue and expense projections and given the uncertainty of the depth and duration of the current economic recession, we may not be able to comply with the existing quarterly leverage ratio covenant in our credit facility in the second quarter of 2009. On June 29, 2009, we entered into a First Amendment and Waiver Agreement (the “First Amendment”) with respect to our Credit Agreement dated April 5, 2007 (the “2007 Credit Agreement”). The First Amendment amended the 2007 Credit Agreement to, among other things, waive compliance with the leverage covenant ratio with respect to the quarter ending June 30, 2009 for a period ending August 31, 2009. We are currently in discussions with the banks to further amend or replace the existing facility with an acceptable longer term financing package before the August 31, 2009 expiration of the waiver of compliance with the leverage ratio covenant. While we anticipate that we will reach an acceptable resolution with our syndicate of banks, there can be no assurance that an amendment or replacement facility will be obtained or, if obtained, that they will not be on terms that are detrimental to the Company. For further information, see “Liquidity and Capital Resources” and “Item 1A. Risk Factors.”

In view of the significant effect that the current economic recession has had on the transportation needs of customers and on our industry in general, we have recently taken further steps to reduce costs and conserve cash while also seeking to simplify and streamline our organization without sacrificing the quality of service delivery. Since the end of 2008 and through the first six months of 2009, we have reduced employment through attrition or severance by 172 people and recorded $2.4 million in severance expense, and, as reported in our first quarter report, reduced wage levels for the remaining personnel by up to 10% and discontinued the 401(k) company matching contributions, effective in April 2009. With the implementation of the SAP finance and accounting modules throughout our business units, we are in the process of consolidating some of our decentralized accounting functions, and we continue to identify and implement additional consolidations. In addition, we had previously discontinued our $0.15 per share quarterly cash dividend in order to conserve cash. We are currently reviewing other internal processes and procedures to identify and implement additional cost saving opportunities. These and other measures will remain in effect until our financial performance improves. As described in Note 11 to our Condensed Consolidated Financial Statements, in late July and continuing through the end of the year, as part of our organizational simplification and workforce reduction initiatives, we have further reduced our workforce, are consolidating operations and offices, and will record additional charges in the third and fourth quarter of 2009 for costs associated with these activities. These charges which are expected to range from $1.25 million to $2.4 million consist of severance costs and lease termination costs.

On June 25, 2009, we entered into an amendment to the software license agreement with SAP America, Inc. (“SAP”) dated September 30, 2007, under which the software licensed was reduced from the full enterprise suite of applications to the financial and accounting applications that have been successfully implemented. In connection with this amendment, we received a cash payment of $22.5 million and wrote-off $22.4 million of previously capitalized software and associated costs related to the development of the SAP transportation operations modules. The write-off, net of the cash received, is included in Selling, General and Administrative Expenses.

Beginning in the first quarter of 2009, the Company’s Stacktrain business unit changed its revenue and cost recognition method to a completed service basis from the percent of completed service basis used in prior periods. All other business units already apply the completed service revenue and cost recognition method. All prior period amounts have been adjusted for this change in the Stacktrain revenue and cost recognition method. In addition, before 2009 the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following the implementation of the SAP finance and accounting modules during the 2009 quarter at our Stacktrain business unit, the Company’s fiscal year was changed to December 31 of each year. Operating results for the transition period between December 27, 2008 and December 31, 2008 are included in the 2009 first quarter. For further information regarding the status of the SAP software project, see “Liquidity and Capital Resources” below.

On July 24, 2009, the Company and its subsidiaries in the truck services business unit entered into a Limited Asset Purchase Agreement with Universal Truckload Services, Inc. (“UTSI”) and UTS Leasing (“UTSL”). Under the terms of the Limited Asset Purchase Agreement, UTSI will purchase certain assets of the truck services business, including customer, owner operator and agent lists and files and trailers used in this operation and will assume two real property leases, and UTSL will assume the equipment leases for tractors and trailers used in this operation. We will retain all receivables generated by the truck services unit through the closing date. The completion of the transaction is subject to customary closing conditions and is expected to occur in August 2009.

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

Goodwill. We adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on December 29, 2001 (the first day of our fiscal 2002). Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, the operating results of our intermodal and logistics reporting units during that quarter, and the effect that the current economic recession is expected to have on the operating results of both business segments until at least the end of 2009, we concluded that a goodwill impairment triggering event had occurred in the first quarter of 2009 for purposes of SFAS 142, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. As a result, we recorded a non-cash goodwill impairment charge of $200.4 million, in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit). After the charge, there was no remaining goodwill assigned to either the intermodal or logistics reporting units. For more information about the goodwill accounting processes, see Note 1 to the Condensed Consolidated Financial Statements.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have presented financial information excluding our non-cash goodwill impairment write-off in the first quarter and first six months of 2009. Management uses this non-GAAP measure in its analysis of the company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of these non-cash charges provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 27, 2008

The following table sets forth our historical financial data by reportable segment for the three months ended June 30, 2009 and June 27, 2008 (in millions).

	2009	2008	Change	% Change
		(as adjusted)
Revenues
Intermodal	$278.6	$403.9	$(125.3)	(31.0)%
Logistics	98.7	112.9	(14.2)	(12.6)
Inter-segment elimination	(0.6)	(0.2)	(0.4)	200.0

Total	376.7	516.6	(139.9)	(27.1)

Cost of purchased transportation and services
Intermodal	226.4	314.0	(87.6)	(27.9)
Logistics	84.2	97.0	(12.8)	(13.2)
Inter-segment elimination	(0.6)	(0.2)	(0.4)	200.0

Total	310.0	410.8	(100.8)	(24.5)

Direct operating expenses
Intermodal	30.1	30.8	(0.7)	(2.3)
Logistics	—	—	—	—

Total	30.1	30.8	(0.7)	(2.3)

Selling, general & administrative expenses
Intermodal	26.5	26.2	0.3	1.1
Logistics	15.5	17.4	(1.9)	(10.9)
Corporate	4.6	7.0	(2.4)	(34.3)

Total	46.6	50.6	(4.0)	(7.9)

Depreciation and amortization
Intermodal	1.3	1.3	—	—
Logistics	0.4	0.2	0.2	100.0
Corporate	0.1	—	0.1	—

Total	1.8	1.5	0.3	20.0

Income (loss) from operations
Intermodal	(5.7)	31.6	(37.3)	(118.0)
Logistics	(1.4)	(1.7)	0.3	(17.6)
Corporate	(4.7)	(7.0)	2.3	(32.9)

Total	(11.8)	22.9	(34.7)	(151.5)

Interest (expense)/income	(0.9)	(0.8)	(0.1)	12.5
Income tax (benefit)	(5.4)	8.7	(14.1)	(162.1)
Net income (loss)	$(7.3)	$13.4	$(20.7)	(154.5)%

Revenues. Revenues decreased $139.9 million, or 27.1%, for the three months ended June 30, 2009 compared to the three months ended June 27, 2008. Intermodal segment revenues decreased $125.3 million, reflecting decreases in both intermodal segment wholesale and retail products.

In financial reports with respect to periods before 2009, our MD&A provided intermodal segment revenue information on a business unit basis for our Stacktrain, cartage and rail brokerage operations. Consistent with the manner in which we are managing and marketing our intermodal segment services and our efforts to further integrate and streamline our intermodal operations, since the first quarter of 2009 we have revised our presentation of intermodal segment revenues into two products based on the channel of distribution: wholesale (intermodal transportation services sold to international shipping companies and transportation intermediaries other than our rail brokerage operation and performed by our Stacktrain and cartage units) and retail (intermodal transportation services sold primarily to beneficial cargo owners by our retail brokerage unit which arranges the transportation to be performed by a combination of our Stacktrain and cartage operations as well as by third party transportation providers). Accordingly, the wholesale product includes all revenues recognized by our cartage and Stacktrain operations on shipments tendered by transportation intermediaries other than our rail brokerage operation, and the retail product represents all revenues recognized by our rail brokerage unit for transportation services arranged by the unit, whether through Stacktrain, cartage and other transportation providers. Management believes that the revised presentation more accurately reflects the manner in which we are managing the products within our intermodal segment.

Revenues for our wholesale intermodal product of $193.6 million for the 2009 period declined 35.6% compared to the 2008 period, on overall volume declines of 25.7%. Domestic volume declined 13.0%, auto volumes declined 38.2% and international volumes declined 34.2%. The average freight revenue per container declined 13.2% in the 2009 period compared to the 2008 period. The decline was due primarily to the lower fuel surcharge and aggressive price competition due, in part, to reduced volumes noted above. The average fuel surcharge in effect during the 2009 period was 13.8% compared to 39.4% during the 2008 period.

Revenues for our retail intermodal product of $85.0 million for the 2009 period declined 17.9% compared to the 2008 period, on an overall volume increase of 0.7% between periods. The average freight revenue per container declined 18.4% for the 2009 period due to the lower fuel surcharge, softness in the market and aggressive price competition.

Revenues in our logistics segment decreased $14.2 million, or 12.6%, in the 2009 period compared to the 2008 period reflecting decreased revenues in our truck services, highway brokerage and supply chain services units. Our truck services unit revenues decreased 36.5% and included decreases from owner/operator, brokerage and company truck operations as well as decreased fuel surcharges. Our highway brokerage unit recorded a revenue decrease of 3.8% due primarily to rate erosion as volumes increased 20.4% for the quarter. Our supply chain services unit recorded a revenue decrease of 23.5% due to a combination of lower volumes (down 13.0%) including lower retail automotive related volumes, downward price pressures and lower fuel surcharges. Revenues in our international unit were comparable between periods. Our warehousing and distribution unit’s revenues increased 19.9% due primarily to more year-round warehousing business and the addition of a new customer compared to the 2008 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $100.8 million, or 24.5%, in the 2009 period compared to the 2008 period. The intermodal segment’s cost of purchased transportation and services decreased $87.6 million, or 27.9%, in the 2009 period compared to the 2008 period reflecting decreases in both the wholesale and retail intermodal product, due primarily to the volume declines in the 2009 period compared to the 2008 period. The linehaul cost per container decreased approximately 20.0% for both intermodal segment products due primarily to decreased fuel costs.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment declined from 22.3% in the 2008 period to 18.7% in the 2009 period. The decrease was due to lower pricing to compete with aggressive rates in the marketplace, maintain equipment flow and minimize repositioning costs. Furthermore, due to the lag in fuel cost adjustments in our rail contracts, our purchased transportation costs have not yet adjusted downward commensurately with fuel surcharge declines.

Cost of purchased transportation and services in our logistics segment decreased $12.8 million, or 13.2%, in the 2009 period compared to the 2008 period. The overall transportation margin percentage for our logistics businesses increased from 14.1% in the 2008 period to 14.7% in the 2009 period. The increase was due to primarily to lower purchased transportation costs including fuel during the 2009 period at our trucking operations and more warehousing revenues at our warehousing and distribution unit during the 2009 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $0.7 million, or 2.3%, in the 2009 period compared to the 2008 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet. At June 30, 2009, we had 2,333, or 8.1%, fewer containers and 2,459, or 7.9%, fewer chassis than at June 27, 2008. While we have some flexibility to off-hire equipment under operating leases, we were not able to reduce the excess equipment as quickly as volumes have declined. We are continuing to off-hire and sell equipment as permitted in order to match the fleet size to expected demand levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.0 million, or 7.9%, in the 2009 period compared to the 2008 period. The decrease was due primarily to the absence of performance incentive expenses in the 2009 period compared to $3.1 million expensed in the 2008 period, as well as by lower costs associated with a decrease in average employment level by 66 people in the 2009 period combined with other efforts implemented during the second quarter to reduce costs including across the board temporary salary reductions and discontinuation of the Company’s 401(k) plan matching expenses. In addition, our rail brokerage and truck services units recorded reduced bad debt expense and reduced personal injury and cargo claims costs during the 2009 period. These decreases were partially offset by higher severance and stock compensation expenses in the 2009 period. From the end of 2008 through the second quarter of 2009, our employment level has declined by 172 people as part of our effort to reduce costs in response to the on-going economic recession. A total of $1.2 million in severance costs were incurred during the second quarter of 2009, $1.0 million in the intermodal segment and $0.2 million in the logistics segment. The net amount of the cash received ($22.5 million) and amounts of previously capitalized software costs written off ($22.4 million) in connection with the SAP agreement is included in second quarter 2009 Selling, General and Administrative Expenses.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.3 million, or 20.0%, in the 2009 period compared to the 2008 period due primarily to depreciation of our investment in the SAP software accounting modules, which began with the implementation in late 2008.

Income (Loss) From Operations. Income (loss) from operations decreased $34.7 million from operating income of $22.9 million in the 2008 period to an operating loss of $11.8 million in the 2009 period.

Intermodal segment income from operations decreased $37.3 million to a loss of $5.7 million, reflecting decreases in both intermodal products due primarily to the volume declines, excess capacity and competitive pricing pressures associated with the continuing economic recession.

Logistics segment loss from operations decreased $0.3 million to a loss of $1.4 million in the 2009 period compared to a loss of $1.7 million in the 2008 period. The primary drivers of this decrease were reduced personal injury and cargo claims costs at our truck services unit and increased warehousing revenues at our warehousing and distribution unit.

Corporate expenses in the 2009 period were $2.3 million below the 2008 period due primarily to the absence of performance incentive accruals in the 2009 period, partially offset by increased stock compensation costs. During the second quarter of 2009, we capitalized $1.4 million of costs in connection with the First Amendment which will be amortized over the remaining term of the 2007 Credit Agreement.

Interest (Expense)/Income. Interest (expense)/income, increased by $0.1 million for the 2009 period compared to the 2008 period. The increase was due primarily to a $0.2 million write-off of deferred loan fees associated with the completion of the First Amendment to our 2007 Credit Agreement. This charge was partially offset by lower interest expense during the 2009 period compared to the 2008 period due to lower interest rates in the 2009 period, despite higher average borrowings. The outstanding debt balance at June 30, 2009 was $78.9 million compared to $56.3 million at June 27, 2008. The average interest rate during the 2009 period was 1.7% compared to 3.4% during the 2008 period. The interest rate under the 2007 Credit Agreement increased on June 29, 2009 to 5.1% as a result of the First Amendment.

Income Tax (Benefit). We recorded an income tax benefit of $5.4 million in the 2009 period compared to an income tax expense of $8.7 million in the 2008 period. The decrease was due to the decrease in our operating results in the 2009 period. The effective tax rate was 42.5% in the 2009 period compared to 39.4% in the 2008 period. The increase in the 2009 period was due to a decrease in permanent book/tax differences.

Net Income (Loss). Net income decreased by $20.7 million from $13.4 million in the 2008 period to a net loss of $7.3 million in the 2009 period reflecting the lower income from operations (down $34.7 million) as discussed above, coupled with increased interest expense (up $0.1 million) and lower income tax expense (down $14.1 million).

Six Months Ended June 30, 2009 Compared to Six Months Ended June 27, 2008

The following table sets forth our historical financial data by reportable segment for the six months ended June 30, 2009 and June 27, 2008 (in millions).

	2009	2008	Change	% Change
		(as adjusted)
Revenues
Intermodal	$549.9	$803.9	$(254.0)	(31.6)%
Logistics	186.3	215.9	(29.6)	(13.7)
Inter-segment elimination	(0.9)	(0.4)	(0.5)	125.0

Total	735.3	1,019.4	(284.1)	(27.9)

Cost of purchased transportation and services
Intermodal	450.9	619.8	(168.9)	(27.3)
Logistics	157.4	185.8	(28.4)	(15.3)
Inter-segment elimination	(0.9)	(0.4)	(0.5)	125.0

Total	607.4	805.2	(197.8)	(24.6)

Direct operating expenses
Intermodal	63.0	64.9	(1.9)	(2.9)
Logistics	—	—	—	—

Total	63.0	64.9	(1.9)	(2.9)

Selling, general & administrative expenses
Intermodal	53.7	54.6	(0.9)	(1.6)
Logistics	32.9	32.2	0.7	2.2
Corporate	9.3	13.5	(4.2)	(31.1)

Total	95.9	100.3	(4.4)	(4.4)

Goodwill impairment write-off
Intermodal	169.0	—	169.0	n.m.
Logistics	31.4	—	31.4	n.m.
Corporate	—	—	—	—

Total	200.4	—	200.4	n.m.

Depreciation and amortization
Intermodal	2.7	2.6	0.1	3.8
Logistics	0.7	0.4	0.3	75.0
Corporate	0.1	—	0.1	n.m.

Total	3.5	3.0	0.5	16.7

Income (loss) from operations
Intermodal	(189.4)	62.0	(251.4)	(405.5)
Logistics	(36.1)	(2.5)	(33.6)	(1,344.0)
Corporate	(9.4)	(13.5)	4.1	(30.4)

Total	(234.9)	46.0	(280.9)	(610.7)

Interest (expense)/income	(1.2)	(1.9)	0.7	(36.8)
Income tax (benefit)	(51.4)	17.3	(68.7)	(397.1)
Net income (loss)	$(184.7)	$26.8	$(211.5)	(789.2)%

Revenues. Revenues decreased $284.1 million, or 27.9%, for the six months ended June 30, 2009 compared to the six months ended June 27, 2008. Intermodal segment revenues decreased $254.0 million, reflecting decreases in both intermodal segment wholesale and retail products.

Revenues for our wholesale intermodal product of $386.8 million for the 2009 period declined 34.6% compared to the 2008 period, on overall volume declines of 28.2%. Domestic volume declined 17.8%, auto volumes declined 38.9% and international volumes declined 34.1%. The average freight revenue per container declined 8.8% in the 2009 period compared to the 2008 period. The decline was due primarily to the lower fuel surcharge, reduced volumes as noted above, and aggressive price competition. The average fuel surcharge in effect during the 2009 period was 13.3% compared to 34.2% during the 2008 period.

Revenues for our retail intermodal product of $163.1 million for the 2009 period declined 23.3% compared to the 2008 period, on an overall volume decrease of 6.9%. The average freight revenue per container declined 17.6% for the 2009 period due to the lower fuel surcharge, softness in the market and aggressive price competition.

Revenues in our logistics segment decreased $29.6 million, or 13.7%, in the 2009 period compared to the 2008 period reflecting decreased revenues in all business units with the exception of our warehousing and distribution unit. Our truck services unit revenues decreased 34.5% and included decreases from owner/operator, brokerage and company truck operations as well as decreased fuel surcharges. Our highway brokerage unit recorded a revenue decrease of 5.3% due primarily to rate erosion as volumes increased 10.1% during the 2009 period compared to the 2008 period. Our supply chain services unit recorded a revenue decrease of 27.0% due to a combination of lower volumes (down 16.5%) including lower retail automotive related volumes, downward price pressures and lower fuel surcharges. The 2.6% revenue decrease in our international unit was due primarily to volume declines. Our warehousing and distribution unit’s revenues increased 11.2% due primarily to more year-round warehousing business and the addition of a new customer compared to the 2008 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $197.8 million, or 24.6%, in the 2009 period compared to the 2008 period. The intermodal segment’s cost of purchased transportation and services decreased $168.9 million, or 27.3%, in the 2009 period compared to the 2008 period reflecting decreases in both the wholesale and retail intermodal product, due primarily to the volume declines in the 2009 period compared to the 2008 period. Partially offsetting this decline were increased costs related to increased traffic on the BNSF Railway. The linehaul cost per container decreased approximately 15.0% for both intermodal segment products due primarily to decreased fuel costs partially offset by increased volume of the higher cost traffic on the BNSF Railway.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment declined from 22.9% in the 2008 period to 18.0% in the 2009 period. The decrease was due to lower pricing to compete with aggressive rates in the marketplace, maintain equipment flow and minimize repositioning costs as well as to increased volume of the higher cost traffic on the BNSF Railway. Furthermore, due to the lag in fuel cost adjustments in our rail contracts, our purchased transportation costs have not yet adjusted downward commensurately with fuel surcharge declines.

Cost of purchased transportation and services in our logistics segment decreased $28.4 million, or 15.3%, in the 2009 period compared to the 2008 period reflecting decreases in all business units with the exception of the warehousing and distribution unit. The overall transportation margin percentage for our logistics businesses increased from 13.9% in the 2008 period to 15.5% in the 2009 period. The increase was due to lower ocean transportation costs incurred by our international business unit during the 2009 period, more warehousing revenue at our warehouse and distribution unit during the 2009 period, and lower purchased transportation costs including fuel in the 2009 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $1.9 million, or 2.9%, in the 2009 period compared to the 2008 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet. At June 30, 2009, we had 2,333, or 8.1%, fewer containers and 2,459, or 7.9%, fewer chassis than at June 27, 2008. While we have some flexibility to off-hire equipment under operating leases, we have not been able to reduce the excess equipment as quickly as volumes have declined. We are continuing to off-hire and sell equipment as permitted in order to match the fleet size to expected demand levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.4 million, or 4.4%, in the 2009 period compared to the 2008 period. The decrease was due primarily to the absence of performance incentive expenses in the 2009 period compared to $5.6 million expensed in the 2008 period combined with efforts implemented during the second quarter of 2009 to reduce costs including across the board temporary salary reductions and discontinuation of the Company’s 401(k) plan matching expenses. In addition, our rail brokerage and truck services units recorded reduced bad debt expense and reduced personal injury and cargo claims costs during the 2009 period. These decreases were partially offset by higher stock compensation expenses and $2.4 million in severance costs in the 2009 period ($1.7 million in the intermodal segment and $0.7 million in the logistics segment).

Goodwill Impairment Write-Off. Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, the operating results of our intermodal and logistics reporting units during the quarter, and the effect that the current economic recession is expected to have on the operating results of both business segments until at least the end of 2009, we concluded that a goodwill impairment triggering event had occurred for purposes of SFAS 142, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, we concluded that the carrying value of our intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. As a result, we recorded a non-cash impairment charge of $200.4 million during the first quarter of 2009. We recorded $169.0 million of the pre-tax charge in the intermodal reporting unit and $31.4 million in the logistics reporting unit.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.5 million, or 16.7%, in the 2009 period compared to the 2008 period due primarily to depreciation of our investment in the SAP software accounting modules, which began with the implementation in late 2008.

Income (Loss) From Operations. Income (loss) from operations decreased $280.9 million from operating income of $46.0 million in the 2008 period to an operating loss of $234.9 million, including the goodwill impairment charge, in the 2009 period. Income (loss) from operations excluding the goodwill impairment charge decreased $80.5 million, or 175.0%, from $46.0 million in the 2008 period to a loss of $34.5 million in the 2009 period. See the table below reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment charge.

Intermodal segment income from operations decreased $251.4 million in the 2009 period compared to the 2008 period, including the $169.0 million goodwill impairment charge. Excluding the goodwill impairment charge, intermodal segment income from operations decreased $82.4 million to a loss of $20.4 million, reflecting decreases in both intermodal products due primarily to the volume declines, excess capacity and competitive pricing pressures associated with the continuing economic recession.

Logistics segment loss from operations increased $33.6 million in the 2009 period compared to the 2008 period, including the $31.4 million goodwill impairment charge. Excluding the goodwill impairment charge, logistics segment loss from operations increased $2.2 million to a loss of $4.7 million in the 2009 period compared to a loss of $2.5 million in the 2008 period. The primary drivers of this decrease were excess capacity, declining prices and lower volumes during the 2009 period.

Corporate expenses in the 2009 period were $4.1 million below the 2008 period due primarily to the absence of performance incentive accruals in the 2009 period, partially offset by increased stock compensation costs. During the second quarter of 2009, we capitalized $1.4 million of costs in connection with the First Amendment which will be amortized over the remaining term of the 2007 Credit Agreement.

Interest (Expense)/Income. Interest (expense)/income, decreased by $0.7 million for the 2009 period compared to the 2008 period. This decrease reflects the lower interest rates in the 2009 period, despite higher average borrowings. The outstanding debt balance at June 30, 2009 was $78.9 million compared to $56.3 million at June 27, 2008. The average interest rate during the 2009 period was 1.9% compared to 4.8% during the 2008 period. Partially offsetting this decrease was a $0.2 million write-off of deferred loan fees associated with the completion of the First Amendment to our 2007 Credit Agreement. The interest rate under our 2007 Credit Facility increased to 5.1% on June 29, 2009 as a result of the First Amendment.

Income Tax (Benefit). We recorded an income tax benefit of $51.4 million in the 2009 period compared to an income tax expense of $17.3 million in the 2008 period. The decrease was due to the decrease in our operating results in 2009, including the goodwill impairment charge. The effective tax rate, excluding the goodwill impairment charge, was 36.7% in the 2009 period compared to 39.2% in the 2008 period. The decrease in the 2009 period was due to the impact of non-deductible permanent charges.

Net Income (Loss). Net income decreased by $211.5 million from $26.8 million in the 2008 period to a net loss of $184.7 million in the 2009 period including the goodwill impairment charge of $162.1 million, net of tax. Net income excluding the goodwill impairment charge decreased by $49.4 million, or 184.3%, from $26.8 million in the 2008 period to a net loss of $22.6 million in the 2009 period reflecting the lower income from operations (down $80.5 million excluding the goodwill impairment charge) as discussed above, coupled with reduced interest expense (down $0.7 million) and lower income tax expense (down $30.4 million).

Reconciliation of GAAP Financial Results to Adjusted Financial Results Excluding the Goodwill Impairment Charge

For the Six-Months Ended June 30, 2009 and June 27, 2008 (in millions, except share and per share amounts)

	Six Months Ended June 30, 2009				Six Months Ended June 27, 2008 4/	2009 (as adjusted) vs 2008 (actual) Variance
Item	GAAP Results	Adjustments		Adjusted Results
Income (loss) from operations – Intermodal	$(189.4)	$169.0	1/	$(20.4)	$62.0	$(82.4)
Loss from operations – Logistics	(36.1)	31.4	2/	(4.7)	(2.5)	(2.2)
Loss from operations – Corporate	(9.4)	—		(9.4)	(13.5)	4.1

Income (loss) from operations – Total	(234.9)	200.4		(34.5)	46.0	(80.5)
Interest expense, net	(1.2)	—		(1.2)	(1.9)	0.7

Income/(loss) before income taxes	(236.1)	200.4		(35.7)	44.1	(79.8)
Income tax (benefit)	(51.4)	38.3	3/	(13.1)	17.3	(30.4)

Net income/(loss)	$(184.7)	$162.1		$(22.6)	$26.8	$(49.4)

Diluted earnings/(loss) per share	$(5.32)	$4.67		$(0.65)	$0.77	$(1.42)

Weighted average shares outstanding	34,747,513	34,747,513		34,747,513	34,674,351	73,162

1/	Intermodal segment goodwill impairment charge.
2/	Logistics segment goodwill impairment charge.
3/	Tax impact of the goodwill impairment charge at the effective tax rate excluding the permanent difference of the goodwill impairment charge.
4/	Amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit and the application of FSP 03-6-1 (see Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash (used in)/generated by operating activities was $(28.7) million and $27.7 million for the six month periods ended June 30, 2009 and June 27, 2008, respectively. The decrease in cash provided by operating activities was due primarily to lower income from operations in the 2009 period, as well as decreased accounts payable and accrued liabilities including higher performance bonus payments in the 2009 period compared to the 2008 period, partially offset by decreases in accounts receivable. In addition, we recorded, in the “Prepaid Expenses and Other” line item in the Condensed Consolidated Balance Sheets, an increased tax receivable due to the carryback of current tax losses. Partially offsetting the decreased cash flow from operating activities was a tax refund of $8.5 million in the 2009 period compared to tax payments of $19.0 million during the 2008 period. Cash generated from (used in) operating activities is principally used for working capital purposes, to fund capital expenditures and fund any dividends that we may declare, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make or repurchase common stock if re-authorized by our Board. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain large cash balances and incur increased interest costs. We had working capital of $3.0 million and $39.7 million at June 30, 2009 and June 27, 2008, respectively. The decrease was due primarily to the classification of our debt as a current liability as noted below, partially offset by increased cash on hand at June 30, 2009 compared to June 27, 2008.

Our operating cash flows are typically the primary source for funding our contractual obligations. The table below summarizes our major commitments as of June 30, 2009 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$78.5	$78.5	$—	$—	$—
Capitalized lease obligation	0.4	0.3	0.1	—	—
Interest on debt	13.3	4.7	8.6	—	—
Operating leases	364.4	86.2	141.7	98.3	38.2
Volume incentives	2.7	2.7	—	—	—
APL IT agreement	113.6	10.8	22.1	22.6	58.1
SAP IT agreements	15.7	6.5	7.5	1.7	—
Other IT agreements	1.4	1.2	0.2	—	—
Human resources agreements	1.2	0.4	0.6	0.2	—
Income tax contingencies	0.6	0.6	—	—	—
Severance liability	0.2	0.2	—	—	—
Purchased transportation	23.3	23.3	—	—	—

Total	$615.3	$215.4	$180.8	$122.8	$96.3

Debt is the amount outstanding on our 2007 Credit Agreement which has been classified as a current liability as discussed in Note 3 to our Condensed Consolidated Financial Statements. The capital lease obligations were incurred in 2008 and are related to our SAP software project. Cash interest expense on debt was estimated using current rates as of June 29, 2009 for all periods based upon the current outstanding balance through the original term of the 2007 Credit Agreement of April 5, 2012. The majority of the operating lease obligations relates to our intermodal segment’s lease of railcars, containers and chassis, but also includes operating leases for tractors used in our truck services and local trucking operations. Upon consummation of the sale of certain assets of our truck services unit (see Note 11 to the Condensed Consolidated Financial Statements), the operating lease amount will decrease by approximately $3.3 million on an annual basis. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $24.1 million in the first half of 2009, and $32.0 million in the first half of 2008. Volume incentives (which are recorded as a reduction of revenues in our consolidated financial statements) relate to amounts payable to companies that ship on our Stacktrain unit that are projected to meet certain volume shipping commitments for the year 2009. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.6 million. The SAP IT agreement reflects commitments for on-going maintenance and support, as amended, to SAP and other parties. See the discussion below for further information on the SAP software project. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and IT licensing, hosting and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions, including accrued interest, as of June 30, 2009. The severance liability relates to amounts to be paid related to our 2007 severance and facility exit program. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at period-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Cash flows provided by (used in) investing activities were $17.7 million and $(8.3) million for the six months ended June 30, 2009 and June 27, 2008, respectively. The 2009 cash capital expenditures included $4.6 million for the SAP software project and $0.9 million for normal computer replacement items and leasehold improvements. During the 2009 period, we retired and sold primarily 48-ft. chassis in our Stacktrain unit for proceeds of $0.7 million and received $22.5 million from SAP as discussed below. The 2008 cash capital expenditures included $6.9 million for the SAP software project and $2.2 million for normal computer replacement items. During the 2008 period, we retired and sold primarily 48-ft. containers in our Stacktrain unit for proceeds of $0.8 million.

On September 30, 2007, we entered into a software license agreement with SAP under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. During 2008 and 2009, the finance and accounting modules of the new system were implemented at all business units. Through June 30, 2009, total cash expenditures for the SAP project (excluding capitalized leases) were $43.9 million, $33.8 million of which was capitalized (including the initial license fee of $9.3 million) and $10.1 million was included in Selling, General and Administrative Expenses, $4.0 million in 2009.

On June 25, 2009, we entered into an amendment to the software license agreement with SAP, under which the software licensed was limited to the financial and accounting applications. In connection with the amendment, we received a cash payment of $22.5 million and wrote-off $22.4 million of previously capitalized software and other associated costs related to the development of the SAP transportation operations modules. The net amount of the cash received and amounts written-off of $0.1 million is recorded in the selling, general and administrative expenses line item in the Condensed Consolidated Statements of Operations. We will continue to avail ourselves of the services and support under the existing long-term technology services agreement with APL Limited. The cash payment from SAP will be used to pay down debt and for general corporate purposes.

Cash flows provided by/(used in) financing activities were $27.6 million and $(16.3) million for the 2009 and 2008 periods, respectively. During the 2009 period, we borrowed $34.5 million on our revolving credit facility to support our operations, paid the $5.2 million fourth quarter 2008 cash dividend, and repaid $0.2 million of capital lease obligations related to the SAP software project. During the 2008 period, we repaid $8.1 million on our revolving credit facility and paid $10.4 million for the fourth quarter 2007 and first quarter 2008 cash dividends. Options to purchase 220,565 shares of our common stock were exercised in the 2008 period for total proceeds of $2.6 million. During the 2009 and 2008 periods, 21,569 shares and 18,918 shares, respectively, of our common stock were surrendered for payment of employee taxes due upon the annual June 1 vesting of restricted stock. These shares were retired, thereby reducing stockholders’ equity by $0.1 million and $0.4 million, respectively.

On June 29, 2009, we entered into the First Amendment to the 2007 Credit Agreement, that, among other things, (1) waived compliance with the leverage covenant ratio with respect to the quarter ending June 30, 2009 for a period ending August 31, 2009, (2) reduced the facility from $250 million to $150 million, (3) increased the margin applicable to borrowings under the facility from a variable rate depending on our leverage ratio to a fixed margin of 3.25% per annum on base rate borrowings or 4.50% per annum on Eurodollar rate borrowings, (4) increased letter of credit fees to a fixed 4.50% per annum, and (5) increased the commitment fees on the unused portion of the facility to a fixed 0.50% per annum. In addition, in connection with the First Amendment we and our direct and indirect domestic subsidiaries entered into agreements granting a first priority security interest in substantially all of the Company’s and its subsidiaries’ present and future personal property. The base rate under the 2007 Credit Facility is the higher of the prime lending rate of the administrative agent or the federal funds rate plus  1/2 of 1%. Our obligations under the 2007 Credit Agreement, as amended by the First Amendment, continue to mature on April 5, 2012 and to be guaranteed by all of our direct and indirect domestic subsidiaries and secured by a pledge of all of the stock of other equity interests of our domestic subsidiaries and a portion of the stock or other equity interests of certain of our foreign subsidiaries. Bank and consulting fees of $1.4 million associated with completing the amendment have been capitalized and are being amortized over the remaining life of the 2007 Credit Agreement. In addition, due to the reduction in borrowing capacity as discussed above, $0.2 million of previously deferred loan fees were written-off to interest expense in June, 2009.

Our 2007 Credit Agreement, as amended by the First Amendment, contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, and mergers and consolidations and leverage and interest coverage ratios. The interest coverage ratio and a leverage ratio are based on our trailing four quarter operating results and the amount of our debt obligations. To be in compliance with our interest coverage ratio, as of the end of any fiscal quarter, our trailing four quarter earnings before interest, taxes, depreciation and amortization (“EBITDA”) must be at least 3x our interest expense. At June 30, 2009, the interest coverage ratio was 9.34x. To be in compliance with our leverage covenant ratio, our outstanding debt balance cannot be at any time more than 3x our trailing four quarter EBITDA. In each covenant, non-recurring non-cash charges such as goodwill impairment charges are excluded from EBITDA. As of June 30, 2009, we were in compliance with the covenants of the 2007 Credit Agreement except that pursuant to the First Amendment the syndicate of banks waived during the period from June 30, 2009 to August 31, 2009 compliance with the leverage ratio. The 2007 Credit Agreement, as amended, also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include our failure to pay certain debt, the acceleration of certain debt, the invalidity of the security interests granted under the loan documents, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control of the company as defined in the 2007 Credit Agreement.

At June 30, 2009, we had $47.1 million available under the 2007 Credit Agreement, net of $78.5 million outstanding and $24.4 million of outstanding letters of credit, except that at such time as the total outstanding (borrowings plus letters of credit) under the 2007 Credit Agreement are equal to or greater than $125 million, no additional loan may be obtained if, after giving effect thereto, the available cash and cash equivalents of the Company and its subsidiaries would exceed $15 million. At June 30, 2009, borrowings under the 2007 Credit Agreement bore a weighted average interest rate of 5.1% per annum.

We will not be in compliance with the leverage ratio upon expiration of the waiver period (August 31, 2009) under the First Amendment. We are in discussions with the syndicate of banks to further amend or replace the existing facility with an acceptable longer term financing package before the August 31, 2009 expiration of the waiver of compliance with the leverage ratio covenant. Based on the current status of discussions, we anticipate that we will reach an acceptable resolution with our syndicate of banks; however, there can be no assurance that a further amendment (or extension of the waiver period) or new facility will be obtained or, if obtained, that they will be on terms that are not detrimental to the Company. If we are not able to amend or replace the existing facility with an acceptable longer term financing package before August 31, 2009 or are not able to obtain an extension of the waiver of compliance with the leverage ratio covenant, any remaining availability under the 2007 Credit Agreement on September 1, 2009 will cease upon expiration of the waiver period (August 31, 2009) granted by our syndicate of banks with respect to the leverage covenant ratio. In such event, if our cash flow from operations is not sufficient, our liquidity and ability to operate our business could be adversely affected. In addition, failure to comply with financial covenants under our credit agreement could result in default under that facility as well as cross-defaults under operating leases and other commitments. In such event, the lenders under the 2007 Credit Agreement could accelerate our obligations thereunder to be immediately due and payable and institute foreclosure proceedings against their collateral. See “Item 1A. Risk Factors” for further information.

During the 2009 period, the intermodal segment returned 2,212 primarily 48-ft. and 53-ft. leased containers and received 7 new 53-ft. leased containers, returned 1,442 leased chassis and sold 620 owned chassis. During the 2008 period, the intermodal segment received 1,885 new primarily 53-ft. leased containers and 1,756 leased chassis and returned 1,101 48-ft. and 53-ft. leased containers and 582 leased chassis and sold 493 owned chassis.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 does not change current U.S. generally accepted accounting principles (“GAAP”) and is intended to simplify access to all authoritative U.S. GAAP by providing all of the authoritative literature related to a particular topic in one place. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on our results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of June 30, 2009.

Based upon the average variable interest rate debt outstanding during the six months ended June 30, 2009, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.6 million on an annual basis.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in our 2008 Annual Report on Form 10-K, we concluded that we had a material weakness in our internal controls over the preparation and review of certain balance sheet reconciliations, particularly in reconciling items in certain cash accounts pertaining to Pacer Cartage and in various intercompany accounts among our intermodal segment operations. Accordingly, our management concluded that our internal controls over financial reporting were not effective as of December 26, 2008. Also during the period covered by the March 31, 2009 quarterly report, we identified a separate control deficiency that rose to the level of a material weakness in internal control over financial reporting. The control deficiency related to the operating effectiveness of controls designed to achieve the proper accounting for the income tax effect of non-recurring book adjustments, specifically the tax impact of goodwill impairment charges at March 31, 2009, and resulted in an adjustment to certain tax accounts in the company’s consolidated financial statements for the quarterly period ended March 31, 2009. No additional material weaknesses in our internal controls over financial reporting have been identified during the second quarter of 2009. We have undertaken extensive control changes and remedial efforts with respect to these material weaknesses as described below. These material weaknesses will not be fully remediated until, in the opinion of management, the revised control procedures have been operating for a sufficient period of time and have been subjected to additional testing to provide reasonable assurance as to their effectiveness.

Conclusion. Based upon the disclosure controls and procedures evaluation and the need for additional quarters of successful testing to support that the material weaknesses in our internal controls over financial reporting have been fully remediated, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting. As previously discussed, during the quarter ended June 30, 2009, we converted our last remaining business unit to the financial and accounting modules of the SAP software, including the accounts receivable and accounts payable modules at our Stacktrain business unit. As appropriate, we have modified the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls over financial reporting. These control changes include the automation of access controls and segregation of duties that were previously accomplished with manual processes. The completed implementation of the general ledger accounting modules of SAP in all our business units has allowed us to initiate new, more timely procedures for the review and reconciliation of balance sheet accounts, including cash and intercompany balances. In particular, we have designed and implemented new procedures which, among other things, specifically address the problems associated with the material weakness in our internal controls identified in our 2008 Annual Report. These procedures include enhanced, more timely analysis of balance sheet accounts to identify and reexamine period to period fluctuations and avoid reclassifications and enhanced senior management review procedures around the bank reconciliation process that include more timely review and resolution of reconciling items. In addition, as that control deficiency arose in part due to the transition to the new SAP accounting modules, since our personnel have become more experienced in using the SAP system, the delays in the normal processing of payments we experienced during the transition as personnel were learning how to effectively use the new system have been substantially eliminated. We have also developed and implemented new processes including enhanced internal and external review of the tax provision procedures that are designed to specifically address the material weakness identified in the first quarter of 2009. We plan to do additional testing to confirm remediation of the material weaknesses as of the end of the third quarter of 2009. In addition, with the SAP general ledger implementation, we are planning the consolidation, centralization and streamlining of accounting activities performed at various operating unit field locations. Initial efforts at this consolidation involving our Cartage business unit were completed during the second quarter of 2009, with additional consolidations planned for completion by year-end 2009.

The conversion to the SAP accounting system was undertaken as part of the SAP project to integrate systems and improve information and process flow, and not in response to any actual or perceived deficiencies in our internal control over financial reporting. Except as described above, there were no additional changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

In addition to the information on risk factors set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I-“Item 1A. Risk Factors” to the Company’s 2008 Annual Report, investors should carefully consider the following risks. Except as set forth below, there have been no material changes from the risk factors previously described in Pacer’s 2008 Annual Report on Form 10-K.

The waiver of compliance with the leverage ratio covenant in our senior secured credit agreement will expire during the third quarter in 2009 and we must enter into a replacement credit facility or obtain an extension of the waiver from our syndicate of banks during the third quarter.

We are subject to two financial covenants, an interest coverage ratio and a leverage ratio, under our 2007 Credit Agreement that are based on our trailing four quarter operating results and the amount of our debt obligations. As of June 30, 2009 we were in compliance with our interest coverage covenant. On June 29, 2009, we entered into the First Amendment with respect to our 2007 Credit Agreement which, among other things, waived compliance with the leverage covenant ratio with respect to the quarter ending June 30, 2009 for a period ending August 31, 2009. We will not be in compliance with the leverage ratio upon expiration of the waiver period (August 31, 2009) under the First Amendment. We are in discussions with our syndicate of banks to further amend or replace the existing facility with an acceptable longer term financing package before the August 31, 2009 expiration of the waiver period. Based on the current status of discussions with our syndicate of banks, we anticipate that we will reach an acceptable resolution with the banks; however; there can be no assurance that a further amendment (or extension of the waiver period) or new facility will be obtained or, if obtained, that they will be on terms that are not detrimental to the Company.

If we are not able to amend or replace the existing facility with an acceptable longer term financing package before August 31, 2009 or are not able to obtain an extension of the waiver of compliance with the leverage ratio covenant, any remaining availability under the 2007 Credit Agreement on September 1, 2009 will cease as a result of the expiration of the waiver period (August 31, 2009) granted by our syndicate of banks with respect to the leverage covenant ratio. In such event, if our cash flow from operations is not sufficient, our liquidity and ability to operate our business could be adversely affected. In addition, we would be in default under the 2007 Credit Agreement, which could then trigger cross-defaults under operating leases and other commitments. In the event of any such default, our lenders and lessors could cease making further advances or leases, declare the debt and rent payments to be immediately due and payable, further increase interest rates, fail to renew letters of credit, impose significant restrictions and requirements on operations, institute foreclosure procedures against their collateral or equipment, and/or impose significant fees and transaction costs. A default under our financing arrangements could, depending on actions taken by our lenders and lessors, have a material adverse effect on our liquidity, financial condition, results of operations, business and prospects. If we are in default under the 2007 Credit Agreement and/or our other financing arrangements and our obligations thereunder were declared immediately due and payable, we would not have sufficient cash flow from operations or other available sources of liquidity to repay such obligations.

We are dependent, in part, on the automotive industry which has experienced severe freight volume declines and financial distress as a result of the current economic recession.

Approximately 20% of our revenues for fiscal 2008 and 2007 were to customers in the automotive industry. In the first six months of 2009, revenues from automotive industry customers represented 16.2% of our revenues. Our automotive industry volumes have declined significantly over the last several months reflecting the fact that automotive manufacturers globally are experiencing significant declines in sales of vehicles from the current unprecedented economic recession and credit conditions, as well as volatile fuel costs. In particular, there has been significant concern regarding the long-term viability of the Big Three U.S. auto manufacturers whose sales of vehicles have also shown significant erosion. Given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events among automobile manufacturers and their suppliers. Chrysler and General Motors on April 30, 2009 and June 1, 2009, respectively, filed for Chapter 11 bankruptcy protection. General Motors, which emerged from bankruptcy on July 10, 2009, plans to close dozens of factories, drop U.S. brands and shut down up to 40% of its network of 6,000 dealerships. Chrysler also announced that most of its manufacturing operations would be temporarily idled effective Monday, May 4, 2009, with normal production schedules not expected to resume until its proposed alliance with Fiat is completed. Chrysler announced completion of its alliance with Fiat on June 10, 2009, and production has increased only incrementally since then. Notwithstanding any federal support provided to the domestic automotive industry, the financial prospects of certain of the Company’s significant direct and indirect customers in the automotive industry remain highly uncertain.

Along with the unprecedented financial uncertainty of automotive industry customers, the industry has also implemented extended automotive plant shutdowns and significant production cuts. These shutdowns and cuts affected our first six months financial results and are likely to continue in the future, affecting shipments to and from affected plants. A large number of our customers are also suppliers of automotive products whose own viability and operating results are tied to the long-term viability and operating results of automotive manufacturers. Continued deterioration in the business of North American automobile manufacturers, such as the recent bankruptcies of Chrysler and General Motors, would adversely affect our revenues, not only from the automobile manufacturers but also from suppliers of automotive products, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased 1/	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs 2/	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs 2/
Month No. 1 (April 1, 2009- April 30, 2009)	—	$—	—	$61.1
Month No. 2 (May 1, 2009- May 31, 2009)	—	$—	—	$61.1
Month No. 3 (June 1, 2009- June 30, 2009)	21,569	$3.08	—	$—

Total	21,569	$3.08	—	$—

1/	All 21,569 shares were surrendered to pay minimum tax liabilities on restricted stock vesting on June 1, 2009.
2/	The Board authorization which allowed the Company to repurchase in the aggregate $160.0 million of its common stock, of which $61.1 million remained available for repurchase at May 31, 2009 expired on June 15, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Board of Directors is divided into three classes that serve staggered three-year terms. At the 2009 Annual Meeting of Shareholders of Pacer International, Inc. held on May 5, 2009, the shareholders elected the following persons to the Company’s Board of Directors. Mr. Clarke and Mr. Grassi were elected, by the votes indicated below, to serve until the 2012 Annual Meeting of Shareholders, or until his successor is elected and qualified.

Name	For	Withheld
Andrew C. Clarke	27,461,912	4,344,679
Robert J. Grassi	31,015,769	790,822

Directors Robert Rennard, P. Michael Giftos, Robert F. Starzel, J. Douglass Coates and Michael E. Uremovich continued in office after the 2009 Annual Meeting of Shareholders. As disclosed in the Company’s Current Report on Form 8-K dated June 4, 2009, subsequent to the 2009 Annual Meeting the

Company’s Board of Directors expanded the size of the Board to eight members and appointed Dennis Chantland to the Board as a Class III director. Mr. Chantland will serve as a director until the 2010 annual meeting of shareholders, at which time in accordance with the Tennessee Business Corporation Act he will be considered for election for the remaining two-year term of a Class III director expiring at the 2012 annual meeting of shareholders.

By a vote of 31,354,217 for, 439,287 against and 13,087 abstaining, the shareholders ratified the Board of Director’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. There were no broker non-votes on this matter.

ITEM 5. OTHER INFORMATION.

Please see Note 11. “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements for a discussion of the Company’s restructuring initiative.

Effective as of August 5, 2009, Andrew C. Clarke resigned from the Company’s board of directors. His resignation is due to increasing demands on his time as President and Chief Executive Officer of Panther Expedited Services, Inc., not any disagreement with the Company. Mr. Clarke has served as a director since January 2005. In connection with his resignation, the size of the Board was reduced to seven members.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1#	Amendment 1 effective June 25, 2009 to Appendix 1 to License Agreement, dated as of September 30, 2007, by and between SAP America, Inc. and Pacer International, as amended by Amendment No. 1 thereto effective as of October 1, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.
#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of the Amendment. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 6, 2009	By:	/s/ M.E. Uremovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	By:	/s/ B.C. Kane
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description
10.1#	Amendment 1 effective June 25, 2009 to Appendix 1 to License Agreement, dated as of September 30, 2007, by and between SAP America, Inc. and Pacer International, as amended by Amendment No. 1 thereto effective as of October 1, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions of the Amendment. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.