Form 10-Q
period 2009-09-30
PACER INTERNATIONAL INC
filed 2009-11-09
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common stock, $.01 par value per share	34,907,051 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED SEPTEMBER 30, 2009

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 26, 2008
(In millions)		(as adjusted) 1/
ASSETS
Current assets
Cash and cash equivalents	$3.2	$5.0
Accounts receivable, net of allowances of $4.1 million and $4.9 million, respectively	169.0	183.6
Prepaid expenses and other	27.9	28.0
Deferred income taxes	18.4	3.1

Total current assets	218.5	219.7

Property and equipment
Property and equipment at cost	106.0	127.2
Accumulated depreciation	(63.8)	(65.6)

Property and equipment, net	42.2	61.6

Other assets
Goodwill	—	200.4
Deferred income taxes	26.8	—
Other assets	17.1	12.9

Total other assets	43.9	213.3

Total assets	$304.6	$494.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital leases	$0.3	$0.3
Book overdraft	6.1	14.7
Accounts payable and other accrued liabilities	155.2	158.6

Total current liabilities	161.6	173.6

Long-term liabilities
Long-term debt and capital leases	54.5	44.3
Deferred income taxes	—	5.4
Other	1.3	0.9

Total long-term liabilities	55.8	50.6

Total liabilities	217.4	224.2

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,907,051 and 34,940,620 issued and outstanding at September 30, 2009 and December 26, 2008, respectively	0.4	0.4
Additional paid-in-capital	301.3	300.1
Accumulated deficit	(214.3)	(30.2)
Accumulated other comprehensive loss	(0.2)	0.1

Total stockholders’ equity	87.2	270.4

Total liabilities and stockholders’ equity	$304.6	$494.6

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2009	Sept. 19, 2008	Sept. 30, 2009	Sept. 19, 2008
(in millions, except share and per share data)		(as adjusted) 1/		(as adjusted) 1/
Revenues	$418.7	$557.8	$1,154.0	$1,577.2

Operating expenses:
Cost of purchased transportation and services	341.9	443.4	949.3	1,248.6
Direct operating expenses (excluding depreciation)	31.1	31.4	94.1	96.3
Selling, general and administrative expenses	43.3	52.2	139.2	152.5
Goodwill impairment charge (Note 1)	—	—	200.4	—
Depreciation and amortization	1.7	1.5	5.2	4.5

Total operating expenses	418.0	528.5	1,388.2	1,501.9

Income (loss) from operations	0.7	29.3	(234.2)	75.3

Interest expense	(1.7)	(0.1)	(2.9)	(2.0)
Interest income	—	—	—	—

Income (loss) before income taxes	(1.0)	29.2	(237.1)	73.3

Income tax (benefit)	(1.6)	8.4	(53.0)	25.7

Net income (loss)	$0.6	$20.8	$(184.1)	$47.6

Earnings per share (Note 8):

Basic:
Earnings per share	$0.02	$0.60	$(5.30)	$1.37

Weighted average shares outstanding	34,787,301	34,699,916	34,760,659	34,573,114

Diluted:
Earnings per share	$0.02	$0.59	$(5.30)	$1.36

Weighted average shares outstanding	34,787,301	34,847,401	34,760,659	34,728,999

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies and the adoption of FASB Accounting Standards Codification Topic 260-10-45 “Earnings Per Share”. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Accumulated Deficit (as adjusted) 1/	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in millions, except share amounts)
Balance at December 26, 2008	34,940,620	$300.5	$(30.2)	$0.1	$270.4

Net loss			(184.1)		(184.1)
Other comprehensive loss				(0.3)	(0.3)

Total comprehensive loss			(184.1)	(0.3)	(184.4)

Stock based compensation		1.9			1.9
Issuance (forfeiture) of restricted stock	(12,000)
Tax impact of vesting of restricted stock		(0.6)			(0.6)
Repurchase and retirement of common stock	(21,569)	(0.1)			(0.1)

Balance at September 30, 2009	34,907,051	$301.7	$(214.3)	$(0.2)	$87.2

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

Total comprehensive income (loss) for the three months ended September 30, 2009 and September 19, 2008 was $0.5 million and $20.8 million, respectively. Total comprehensive income for the nine months ended September 19, 2008 was $47.6 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 30, 2009	Sept. 19, 2008
(in millions)		(as adjusted) 1/
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (loss)	$(184.1)	$47.6

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5.2	4.5
Gain on sale of property, equipment and other assets	(2.2)	(0.9)
Deferred taxes	(47.5)	2.6
Goodwill impairment charge	200.4	—
Stock based compensation expense	1.9	1.4
Excess tax benefit from exercise of stock options	—	(0.2)
Changes in operating assets and liabilities:
Accounts receivable, net	14.5	(23.1)
Prepaid expenses and other	(0.7)	0.3
Accounts payable and other accrued liabilities	(8.2)	18.5
Other	(0.1)	(0.8)

Net cash (used in) provided by operating activities	(20.8)	49.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7.2)	(14.7)
Proceeds from software license amendment	22.5	—
Proceeds from sales of property, equipment and other assets	2.6	1.0

Net cash provided by (used in) investing activities	17.9	(13.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit agreement, net of debt issuance costs	8.0	(20.0)
Debt issuance costs paid to third parties	(1.4)	—
Proceeds from exercise of stock options	—	3.0
Excess tax (loss) benefit from exercise of stock options	—	0.2
Dividends paid to shareholders	(5.2)	(15.6)
Repurchase and retirement of Pacer common stock	(0.1)	(0.4)
Debt and capital lease obligation repayment	(0.2)	(0.1)

Net cash provided by (used in) financing activities	1.1	(32.9)

Effect of exchange rate changes on cash	—	(0.3)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.8)	3.0

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5.0	6.7

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3.2	$9.7

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and December 26, 2008 and for the three- and nine-month periods ended September 30, 2009 and September 19, 2008 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008 as filed with the Securities and Exchange Commission (“SEC”). See “Change in Accounting Policies” below for a description of a change in revenue and cost recognition to completed service from percentage of completion for the Company’s Stacktrain business unit.

Before 2009, the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following completion of the implementation of the accounting modules of SAP software during the first quarter 2009, the Company’s and the Stacktrain business unit’s fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the Company’s first quarter 2009 results. Accordingly, Stacktrain data included in the intermodal segment financial comparisons in this report reflect 92 days for the third quarter of 2009 compared to 84 days for the third quarter of 2008 and 278 days for the nine months ended September 30, 2009 compared to 266 days for the nine months ended September 19, 2008.

Principles of Consolidation

The condensed consolidated financial statements as of September 30, 2009 and December 26, 2008 and for the three- and nine-month periods ended September 30, 2009 and September 19, 2008 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Change in Accounting Policies

In January 2009, our Stacktrain business unit implemented the general ledger module of SAP America, Inc. (“SAP”) software which had been implemented by all other Pacer business units during 2008. With the SAP implementation and change from a fiscal year to a calendar year basis, the Company changed the Stacktrain method of revenue and cost recognition to the completed service method in order to conform to other Pacer business units. Prior to 2009, Pacer’s Stacktrain business unit recognized revenue on a percentage of completion basis with expenses recognized as incurred. Pacer believes it is preferable to change the method of revenue and cost recognition for the Stacktrain business unit from percentage of completion to completed service as the satisfaction of the performance obligation is more reliably measured at the completion of the shipment. The revenue recognition change was applied retrospectively for all periods presented. Please see Note 2 for detailed information.

Earnings per share amounts for the three- and nine-month periods ended September 19, 2008, and all prior periods, have been retrospectively revised in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10-45, “Earnings Per Share”. Under Topic 260, Pacer must consider restricted stock grants as another class of stock and use the two class method in determining earnings per share. The retrospective application was not material.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, and valuation of deferred income taxes. Actual results could differ from those estimates.

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of long-term debt approximates fair value.

Business and Industry Segments

Pacer is an asset-light North American transportation and logistics services provider that facilitates the movement of freight containers and trailers using two or more modes of transportation. The Company provides these services through two operating segments: the “intermodal” segment and the “logistics” segment. The intermodal segment provides, through its Stacktrain, rail brokerage and cartage units, intermodal transportation services to wholesale and retail customers. The intermodal segment is organized around these two intermodal products. The intermodal wholesale product provides intermodal transportation to transportation intermediaries and international shipping companies. The intermodal retail product provides intermodal transportation primarily to beneficial cargo owners (end-user customers). Our Stacktrain and cartage units’ services are included in both products and our rail brokerage unit services are included in the retail product. The logistics segment provides highway brokerage, truck services (through August 17, 2009, see below), supply chain management services, freight forwarding, ocean shipping and warehousing and distribution services to a wide variety of end-user customers.

On August 17, 2009, the Company closed the previously announced sale of certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc. to subsidiaries of Universal Truckload Services, Inc. (“UTSI”) under the Limited Asset Purchase Agreement signed on July 24, 2009. In connection with the sale, subsidiaries of UTSI assumed the real property leases and equipment leases for tractors and trailers used by the truck services unit – as well as certain customer, agent and other agreements, for a purchase price of approximately $2.0 million. The Company retained all receivables generated by the truck services unit through the closing date. A gain on the sale of $1.4 million is included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2009.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At September 30, 2009 and December 26, 2008, accounts receivable included unbilled amounts of $19.3 million and $14.7 million, respectively.

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

The Company complies with FASB ASC Topic 350 “Intangibles – Goodwill and Other” and Topic 820 “Fair Value Measurements and Disclosures” to evaluate goodwill. Based on a combination of factors, including the continued, sustained decline in the Company’s stock price and market capitalization during the first quarter of 2009, the operating results of the Company’s intermodal and logistics reporting units during the first quarter of 2009, and the effect that the current economic recession is expected to have on the operating results of both of the Company’s reporting units until at least the end of 2009, management concluded that a goodwill impairment triggering event had occurred in the first quarter of 2009 for purposes of ASC Topic 350, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, management concluded that the carrying value of each of the intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. Accordingly, the Company undertook the second step of the goodwill impairment analysis and determined that the implied fair value of each reporting unit’s goodwill was $0. As a result, management recorded a non-cash goodwill impairment charge of $200.4 million in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit). The charge was finalized in the second quarter of 2009 with no change to the reported amounts.

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. It established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

	Three Months Ended March 31, 2009
			Level Used to Determine New Cost Basis
	Impairment Charge 1/	New Cost Basis	Level 1	Level 2	Level 3
Goodwill:
Intermodal Segment	$169.0	$—	$—	$—	$—
Logistics Segment	31.4	—	—	—	—

Total	$200.4	$—	$—	$—	$—

1/	In accordance with ASC Topic 350, the Company recognized a charge of $200.4 million related to the impairment of goodwill. The carrying value of goodwill prior to the impairment was $200.4 million. As of March 31, 2009, the estimated fair value of goodwill was $0 million and was estimated based on level 3 inputs.

The valuation methodology used to estimate the fair value of the total company and reporting units requires inputs and assumptions that reflect current market conditions as well as management judgment. For purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions. Management assumed that the current economic recession would continue throughout 2009, followed by a slow recovery period beginning in 2010. Management applied transportation margin assumptions reflecting the Company’s current estimates. Management used the current estimate of operations for the forecast period and applied a 13.0% discount rate to the forecast. Management applied a 5.0% growth factor to the intermodal reporting unit and a 2.5% growth factor to the logistics reporting unit to calculate the terminal value of the reporting units under the income approach. The 13.0% discount rate was the weighted average cost of capital using comparable publicly traded companies. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization which declined further during the first quarter of 2009 as compared to the Company’s market capitalization at the end of the 2008 fiscal year, plus an estimated control premium. The fair value estimates were based on projected financial information which management believes to be reasonable. However, actual future results may differ from those projections, and those differences may be material.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company has allocated goodwill to the reporting units as shown in the table below as of December 28, 2007, December 26, 2008 and September 30, 2009 (in millions):

	Logistics Segment	Intermodal Segment	Total
Balance at December 28, 2007	$119.3	$169.0	$288.3

Goodwill Impairment 2008	(87.9)	—	(87.9)

Goodwill Balance at December 26, 2008	119.3	169.0	288.3
Accumulated Impairment Losses	(87.9)	—	(87.9)

Net Balance at December 26, 2008	31.4	169.0	200.4

Goodwill Impairment 2009	(31.4)	(169.0)	(200.4)

Goodwill Balance at March 31, 2009	119.3	169.0	288.3
Accumulated Impairment Losses	(119.3)	(169.0)	(288.3)

Net Balance at March 31, 2009	$—	$—	$—

There were no additions or deletions to goodwill between March 31, 2009 and September 30, 2009.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 26, 2008	$0.1
Activity during 2009 (net of tax)	(0.3)

Balance at September 30, 2009	$(0.2)

Repurchases of Common Stock

The Company repurchased and retired 21,569 shares at an average purchase price of $3.08 per share during the nine-month period ended September 30, 2009, and repurchased and retired 19,039 shares at an average price of $21.54 per share during the nine-month period ended September 19, 2008. Both repurchases were related to the fulfillment of tax obligations upon the June 1 vesting of restricted stock. The Board authorization for common stock repurchases expired on June 15, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 does not change current U.S.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

generally accepted accounting principles (“GAAP”). The FASB Accounting Standards Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement was effective for interim and annual periods ended after September 15, 2009. All accounting references in this report have been updated, and therefore all SFAS and other accounting references have been replaced with ASC references.

In May 2009, ASC Topic 855-10-50, “Subsequent Events,” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and was effective for interim and annual reporting periods ended after June 15, 2009. The adoption of ASC 855-10-50 did not have a material impact on the Company’s results of operations or financial condition.

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

In addition, prior period EPS has been retrospectively revised due to the implementation of ASC Topic 260-10-45, “Earnings Per Share.” See Note 1 for further discussion of these changes in accounting policy.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The impact of the changes in revenue and cost recognition and the application of ASC Topic 260 from those originally reported are summarized as follows (in millions, except share and per share data):

Condensed Consolidated Statements of Operations

	Three Months Ended Sept. 19, 2008		Nine Months Ended Sept. 19, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues	$556.2	$557.8	$1,584.0	$1,577.2

Cost of purchased transportation and services	442.4	443.4	1,253.9	1,248.6

Income continuing from operations	28.7	29.3	76.8	75.3

Income taxes	8.2	8.4	26.3	25.7

Net income	$20.4	$20.8	$48.5	$47.6

Earnings per share (Note 9):
Basic:
Earnings per share	$0.59	$0.60	$1.40	$1.37

Weighted average shares outstanding	34,699,916	34,699,916	34,573,114	34,573,114

Diluted:
Earnings per share	$0.59	$0.59	$1.40	$1.36

Weighted average shares outstanding	34,847,401	34,847,401	34,728,999	34,728,999

Condensed Consolidated Balance Sheets

	December 26, 2008
	As Reported	As Adjusted
Accounts payable and other accrued liabilities	$158.3	$158.6
Total liabilities	223.9	224.2

Accumulated deficit	(29.9)	(30.2)
Total stockholders’ equity	$270.7	$270.4

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended Sept. 19, 2008
	As Reported	As Adjusted
Net income	$48.5	$47.6
Accounts payable and other accrued liabilities	17.6	18.5

NOTE 3. DEBT AND CAPITAL LEASES

On August 28, 2009, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as Administrative Agent and Swing Line Lender, the letter of credit issuers parties thereto, the lenders parties thereto, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, which replaced the Credit Agreement dated April 5, 2007 (the “2007 Credit Agreement”).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The A&R Credit Agreement, which maintains the original maturity of April 5, 2012, provides for a revolving credit facility of up to $125 million (including a $35 million letter of credit facility and a $10 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met). Borrowing under the facility is determined by a borrowing base, determined on a daily basis, equal to the lesser of (a) $125 million less the sum of substantially all obligations under outstanding letters of credit (the “L/C Reserve”) and an amount equal to the availability block (described below), or (b) an amount equal to (i) the sum of (x) 85% of the eligible accounts receivables and (y) 85% of eligible earned but unbilled accounts receivable up to $17.5 million and (z) the lesser of (I) 80% of the net liquidation value of eligible owned railcars and chassis and (II) $25.0 million, which lesser amount is reduced monthly by $250,000 beginning September 30, 2009), minus (ii) the availability reserve (described below).

The availability block is $500,000 per month on a cumulative basis beginning September 30, 2009, except that commencing March 30, 2010 (at which time the availability block will have reached $3 million) the availability block will cease to escalate and instead will be released in four successive equal monthly installments if, and only for so long as, the Company has achieved a fixed charge coverage ratio of greater than 1.25:1.00 for the preceding 12 month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009). If the availability block fixed charge coverage ratio is 1.25:1.00 or lower for any such period, the release of any block will be suspended, and the availability block will recommence at the rate of $500,000 per month which will be added to any then existing availability block.

The availability reserve is the sum of (i) the L/C Reserve, (ii) reserves established by the Administrative Agent in its reasonable discretion for bank products extended to the Company and its subsidiaries by any lender party to the A&R Credit Agreement (such as foreign exchange and cash management services), (iii) obligations of the Company and its subsidiaries secured by liens that are senior to the liens under the A&R Credit Agreement, (iv) the availability block then in effect, and (v) such additional reserves established by the Administrative Agent in its reasonable discretion from time to time.

Until the delivery of financial statements and a compliance certificate with respect to the period ending March 31, 2010, borrowings under the A&R Credit Agreement will bear interest, at the Company’s option, at a base rate plus a margin of 3.75% per annum, or at a Eurodollar rate plus a margin of 4.75% per annum. Following delivery of such financial statements and compliance certificate, the margin may decline to 3.50% on base rate loans or 4.50% on Eurodollar rate loans if the Company’s fixed charge coverage ratio for the applicable period described below is greater than 1.50:1.00. The base rate is the highest of the prime lending rates of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.0%, or the federal funds rate plus  1/2 of 1%.

The A&R Credit Agreement also provides for letter of credit fees equal to the applicable Eurodollar rate margin referred to above, and a commitment fee payable on the unused portion of the facility, which shall accrue at a rate per annum ranging from 0.50% to 0.75%, depending on the average loans and letter of credit outstanding as a percentage of the aggregate commitments under the facility.

At September 30, 2009, $38.1 million was available under the A&R Credit Agreement pursuant to the borrowing base formula described above, net of $54.4 million in outstanding loans and $24.4 million of outstanding letters of credit. Bank and consulting fees of $3.8 million associated with completing the amendment have been capitalized and are being amortized over the remaining life of the A&R Credit Agreement. In addition, due to the reduction in borrowing capacity, a total of $0.3 million of previously deferred loan fees were written-off to interest expense in June and August, 2009.

The A&R Credit Agreement contains affirmative, negative and financial covenants customary for such asset-based financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, restricted payments, transactions with affiliates, capital expenditures and mergers and consolidations and a fixed charge coverage ratio. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other events of default include the Company’s failure to pay certain debt, the occurrence of a default with respect to any indebtedness of the Company and its subsidiaries resulting in, or which permits, the acceleration, repurchase, repayment or redemption of such indebtedness, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control as defined in the A&R Credit Agreement.

The fixed charge coverage ratio requires the Company to maintain as of the end of each month a minimum ratio for the preceding 12-month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month) of 1.00:1.00 through November 30, 2009, and 1.25:1.00 thereafter. At September 30, 2009, the Company was in compliance with the covenants of the A&R Credit Agreement, with a fixed charge coverage ratio of 2.59x. The fixed charge coverage ratio is the ratio of (a) EBITDA (net income plus interest, income taxes, depreciation and amortization expense, non-recurring expenses reducing such net income which do not represent a cash item in the relevant or any future period, non-cash charges or expenses related to equity plans or stock option awards, payroll taxes on exercise of stock options, operating losses associated with Pacer Transport, Inc. (capped at $500,000), and non-recurring operational restructuring charges incurred before August 28, 2010 (capped at $2 million in any three-month period and $5 million in total) minus income tax credits and non-cash items increasing net income) to (b) fixed charges (cash interest expense, regularly scheduled principal payments on or redemptions or similar acquisitions for value of borrowed money, income taxes paid in cash, and capital expenditures (other than those financed with borrowed money other than under the A&R Credit Agreement)).

The A&R Credit Agreement limits the Company’s annual capital expenditures to $13.5 million for 2009 and $6.5 million for 2010 and thereafter.

The A&R Credit Agreement is guaranteed by all of the Company’s direct and indirect domestic subsidiaries and is secured by a first priority, perfected security interest in substantially all of the present and future tangible and intangible assets, intercompany debts, stock or other equity interest owned by the Company and its domestic subsidiaries and a portion of the stock or other equity interests of certain of its foreign subsidiaries.

As of September 30, 2009, borrowings under the A&R Credit Agreement bore a weighted average interest rate of 5.1% per annum. The Company borrowed $10.4 million, net of $2.4 million of debt issuance costs paid to lenders and $1.4 million of debt issuance costs paid to other third parties, under the credit facility and repaid $0.2 million of capital lease obligations during the nine-month period ended September 30, 2009. The net book value of equipment under capital lease was $0.3 million at September 30, 2009.

Debt and capital lease obligations are summarized as follows (in millions):

	September 30, 2009	December 26, 2008
A&R Credit Agreement (5.1%; expires April 5, 2012)	$54.4	$44.0
Capital lease obligations	0.4	0.6

Total	54.8	44.6
Less current portion of the Credit Agreement	—	—
Less current portion of capital lease obligations	0.3	0.3

Long-term portion	$54.5	$44.3

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4. PROPERTY AND EQUIPMENT

On June 25, 2009, the Company entered into an amendment to its software license agreement with SAP America, Inc. (“SAP”) under which the software license was limited to SAP’s financial and accounting applications, which have been successfully implemented by Pacer. In connection with the amendment, Pacer received an aggregate of $22.5 million in reimbursement of capital expenses incurred in connection with the original software license. This amount is included in the Proceeds From Software License Amendment line item in the Condensed Consolidated Statements of Cash Flows. In connection with this amendment, the Company wrote-off $22.4 million of previously capitalized software and associated costs related to the development of the SAP transportation operations modules. The net amount of the cash received and amounts written-off of $(0.1) million is recorded in the Selling, General and Administrative Expenses line item in the Condensed Consolidated Statements of Operations. The cash payment was used to reduce debt and for general corporate purposes.

NOTE 5. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. In connection with this 2007 program, a total of $6.1 million has been expensed for the severance of 134 employees and the closure of four facilities. The table below shows activity for the period ended September 30, 2009 (in millions).

	Costs of Facility Closings			Costs of Other Severance			Total
	Accrued	Paid	Bal.	Accrued	Paid	Bal.	Accrued	Paid	Bal.
Bal. at 12/26/08	$0.7	$0.7	$—	$5.4	$5.0	$0.4	$6.1	$5.7	$0.4
Activity	—	—	—	—	0.3	(0.3)	—	0.3	(0.3)

Bal. at 9/30/09	$0.7	$0.7	$—	$5.4	$5.3	$0.1	$6.1	$6.0	$0.1

The Company is continuing its organizational simplification and workforce reduction initiatives in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations into a centralized operational headquarters based in Dublin, Ohio with two regional operations centers, which will be located in Los Angeles, California and Jacksonville, Florida. During the nine-month period ended September 30, 2009, the Company reduced its workforce by 425 positions and will offer new or relocated positions to additional personnel. By the end of the year, the Company plans to eliminate additional positions and to consolidate office locations so that the Company can exit two leases, one in Orange, California and one in Atlanta, Georgia.

During the three- and nine-month periods ended September 30, 2009, the Company recorded costs associated with these activities of $2.0 million ($1.0 million on the intermodal segment, $0.5 million on the logistics segment and $0.5 million on corporate) and $4.3 million ($2.7 million on the intermodal segment, $1.1 million on the logistics segment and $0.5 million on corporate), respectively. At September 30, 2009, $1.4 million of severance costs were accrued in Accounts Payable and Other Accrued Liabilities on the Condensed Balance Sheet. The Company will record additional charges in the fourth quarter of 2009 for costs associated with these on-going activities, consisting of severance costs and lease termination charges. These charges, which when combined with charges already incurred, are expected to be in the range of $4.5 million to $5.0 million. All severance and lease termination costs associated with these activities will result in future cash expenditures. The table below shows 2009 severance program activity for the nine months ended September 30, 2009 (in millions).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	2009 Severance Program
	Accrued	Paid	Balance
Beginning Balance	$—	$—	$—
2009 Activity	4.3	2.9	1.4

Balance at 9/30/09	$4.3	$2.9	$1.4

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At September 30, 2009, 2,211,000 shares under the 2006 Plan were available for issuance.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the nine-month periods ended September 30, 2009 and September 19, 2008, respectively.

	Nine Months Ended
	Sept. 30, 2009	Sept. 19, 2008
Common Stock Options
Granted
@ $2.41 per share	12,000	—
@ $3.08 per share	12,000	—

Subtotal	24,000	—

Exercised
@ $5.00 per share	—	39,465
@ $10.00 per share	—	65,000
@ $12.50 per share	—	118,800
@ $13.74 per share	—	21,000
@ $15.00 per share	—	18,400
@ $15.78 per share	—	3,500
@ $16.18 per share	—	200

Subtotal	—	266,365

Canceled or Expired
@ $15.78 per share	—	25,000
@ $21.51 per share	—	6,000
@ $5.00 per share	50,250	—

Subtotal	50,250	31,000

Restricted Stock
Granted
@ $21.51 per share	—	62,000
@ $2.81 per share	6,000	—

Vested.
@ $27.64 per share	34,750	38,500
@ $22.41 per share	17,125	20,125
@ $21.51 per share	15,500	—
@ $15.29 per share	1,000	1,000
@ $9.92 per share	750	—

	69,125	59,625

Canceled or Expired
@ $27.64 per share	7,500	—
@ $22.41 per share	4,500	7,000

Subtotal	12,000	7,000

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Union Pacific Railroad Company (“UP”) has asserted two claims against us for retroactive and prospective rate adjustments for containers shipped on their railroad. One claim is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers. The information available to the Company at September 30, 2009 does not indicate that it is probable that a liability had been incurred as of the quarter ended as of September 30, 2009, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the quarter ended September 30, 2009. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that UP is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by UP and to pursue its other related rights and remedies.

The second claim, related to domestic shipments in 48- and 53-ft. containers, has been in an early stage of development. As of the quarter ended September 30, 2009, the information available to the Company did not indicate that it was probable that a liability had been incurred as of such date, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if the claim were resolved against it. Accordingly, the Company did not accrue any liability for this claim in its financial statements at and for the quarter ended September 30, 2009. UP’s calculation of the dollar amount of retroactive rate adjustments for these domestic big box shipments that it claimed from the Company, for the period from January 1, 2005, through June 30, 2009 (based on the latest information available to us), was approximately $140 million. As disclosed in Note 11 “Subsequent Events,” this claim has been settled in connection with the new arrangements entered into between the Company and UP on November 3, 2009, and the Company did not ascribe any value to the settlement.

One of the Company’s other vendors has asserted a claim against the Company seeking to recover payment of alleged volume shortfalls under a contract for the provision of transportation services. The vendor’s claim was submitted to arbitration before the American Arbitration Association on April 17, 2009, but an arbitrator has not yet been appointed. The information available to the Company at this time does not indicate that it is probable that a liability has been incurred as of the quarter ended September 30, 2009, and the Company cannot make an estimate of the amount, or range of amounts, of any liability that would be incurred if the claim were resolved against the Company. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the quarter ended September 30, 2009. The vendor’s calculation of the dollar amount of shortfall payments that it claims from the Company as of September 30, 2009, is approximately $3.6 million. The Company disputes this claim in its entirety and believes it has meritorious defenses to it and that the vendor is not entitled to any shortfall payments, and intends to vigorously defend against this claim and pursue its other rights and remedies with the vendor.

NOTE 8. SEGMENT INFORMATION

The Company has two reportable segments, the intermodal segment and the logistics segment, which have separate management teams and offer different but related products and services. The intermodal segment provides intermodal rail transportation, intermodal marketing and local trucking services. The logistics segment provides highway brokerage, truck services (through August 17, 2009, see Note 1 above), warehousing and distribution, international freight forwarding and supply chain management services.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents revenues from continuing operations generated by country or geographical area for the three- and nine-month periods ended September 30, 2009 and September 19, 2008 (in millions).

	Three Months Ended		Nine Months Ended
	Sept. 30, 2009	Sept. 19, 2008 1/	Sept. 30, 2009	Sept. 19, 2008 1/
United States	$352.0	$495.5	$988.3	$1,410.9

Foreign Revenues

Mideast	21.5	3.2	27.1	8.4
Russia/China	12.6	11.7	38.6	30.1
Europe	10.2	15.8	31.6	40.9
Far East	6.2	9.6	19.1	25.4
Mexico	3.9	2.9	9.3	8.5
Canada	3.7	5.3	10.5	14.6
Australia/New Zealand	2.3	2.6	7.1	8.9
South America	2.3	2.6	6.3	6.6
Africa	0.8	0.9	2.3	2.1
All Other	3.2	7.7	13.8	20.8

Total Foreign Revenues	$66.7	$62.3	$165.7	$166.3

Total Revenues	$418.7	$557.8	$1,154.0	$1,577.2

1/	Amounts have been adjusted to conform to the current completed service method of revenue recognition for the Stacktrain business unit (see Notes 1 and 2).

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation. All material assets are located in the United States of America. For the nine-month period ended September 30, 2009, the Company had no customers contributing 10% or more of the Company’s total revenues. For the three-month period ended September 30, 2009, the Company had two customers of the intermodal segment that generated 11.3% and 10.4% of the Company’s total revenues. The next largest contributing customer in the 2009 quarter generated 6.8% of total revenues. For the three- and nine-month periods ended September 19, 2008, the Company had one customer of the intermodal segment that generated 9.3% and 10.7% of the Company’s total revenues, respectively. The next largest contributing customer in the 2008 period generated 7.4% and 7.1% of total revenues for the three- and nine-month periods, respectively. The increase in Mideast revenues in the third quarter of 2009 relates to government military shipments generated by our international unit.

Approximately 20% of our revenues for fiscal 2008 and 2007 were to customers in the automotive industry including manufacturers and suppliers. In the first nine months of 2009, revenues from automotive industry customers represented approximately 17% of our revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and nine-month periods ended September 30, 2009 and September 19, 2008 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended September 30, 2009
Revenues	$314.9	$104.4	$—	$419.3
Inter-segment elimination	(0.5)	(0.1)	—	(0.6)

Subtotal	314.4	104.3	—	418.7
Income (loss) from operations	4.8	(0.1)	(4.0)	0.7
Depreciation	1.3	0.3	0.1	1.7
Capital expenditures 1/	0.8	0.9	—	1.7

3 Months ended September 19, 2008 3/
Revenues	$431.9	$126.7	$—	$558.6
Inter-segment elimination	(0.1)	(0.7)	—	(0.8)

Subtotal	431.8	126.0	—	557.8
Income (loss) from operations	34.9	1.7	(7.3)	29.3
Depreciation	1.3	0.2	—	1.5
Capital expenditures 1/	4.8	0.7	0.1	5.6

9 Months ended September 30, 2009
Revenues	$864.8	$290.7	$—	$1,155.5
Inter-segment elimination	(1.3)	(0.2)	—	(1.5)

Subtotal	863.5	290.5	—	1,154.0
Loss from operations 2/	(184.5)	(36.3)	(13.4)	(234.2)
Depreciation	4.0	1.0	0.2	5.2
Capital expenditures 1/	5.3	1.6	0.3	7.2

9 Months ended September 19, 2008 3/
Revenues	$1,235.8	$342.7	$—	$1,578.5
Inter-segment elimination	(0.3)	(1.0)	—	(1.3)

Subtotal	1,235.5	341.7	—	1,577.2
Income (loss) from operations	96.8	(0.7)	(20.8)	75.3
Depreciation	4.0	0.5	—	4.5
Capital expenditures 1/	13.3	2.1	0.3	15.7

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and as such they are not disclosed here.

1/	Included in capital expenditures for the third quarter of 2008 is $3.7 million related to the licensing and implementation of the SAP software project ($3.4 million intermodal segment, $0.2 million logistics segment, and $0.1 million corporate, respectively). There were no capital expenditures related to the licensing and implementation of the SAP project during the third quarter of 2009. For the first nine months of 2009 and 2008, cash capital expenditures includes a total of $4.6 million and $11.6 million, respectively, related to the licensing and implementation of the SAP software project ($4.1 million and $10.5 million in the intermodal segment, $0.2 million and $0.8 million in the logistics segment, and $0.3 million and $0.3 million in corporate, respectively). See Note 4. “Property and Equipment” for details about the SAP project and capitalized software write-off.
2/	Included in loss from operations for the intermodal and logistics segments nine-month period ended September 30, 2009 is a goodwill impairment charge of $169.0 million and $31.4 million, respectively.
3/	Intermodal and consolidated amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit (see Note 2).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2009	Sept. 19, 2008	Sept. 30, 2009	Sept. 19, 2008
		(as adjusted) 1/		(as adjusted) 1/
Numerator:
Net income (loss) (basic and diluted)	$0.6	$20.8	$(184.1)	$47.6
Income (loss) allocated to participating securities	—	0.1	—	0.3

Net income (loss) available to common stockholders	$0.6	$20.7	$(184.1)	$47.3

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,787,301	34,699,916	34,760,659	34,573,114
Effect of dilutive securities:
Stock options/restricted stock	—	147,485	—	155,885

Denominator for earnings per share-diluted	34,787,301	34,847,401	34,760,659	34,728,999

Earnings (loss) per share-basic	$0.02	$0.60	$(5.30)	$1.37

Earnings (loss) per share-diluted	$0.02	$0.59	$(5.30)	$1.36

1/	Amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit and ASC Topic 260-10-45 “Earnings Per Share” (see Notes 1 and 2).

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended September 30, 2009 and September 19, 2008, 643,550 shares and 259,024 shares were anti-dilutive, respectively. For the nine-month periods ended September 30, 2009 and September 19, 2008, 682,459 shares and 378,992 shares were anti-dilutive, respectively.

NOTE 10. INCOME TAXES

The Company complies with ASC Topic 740, “Income Taxes,” and as a result recognized a $0.4 million increase to the reserve for uncertain tax positions at the beginning of its 2007 fiscal year. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. The amount of unrecognized tax benefit, including interest and penalties, as of the beginning of the Company’s 2007 fiscal year, was $3.9 million relating to uncertain tax positions.

The total amount of unrecognized tax expense, if recognized, that would affect the effective tax rate is $0.5 million.

The Company recognized $4,286 and $31,000 of accrued interest and no penalties related to unrecognized tax benefits in its income tax expense for the three-month periods ended September 30, 2009 and September 19, 2008, respectively, and $13,573 and $55,000 for the nine-month periods ended September 30, 2009 and September 19, 2008, respectively. The liability for the payment of interest decreased due to the reduction of the uncertain tax liability as of September 30, 2009.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 9, 2009, the date the financial statements were issued.

On November 3, 2009, the Company entered into (i) an amendment (the “Amendment”) to the Amended and Restated Rail Transportation Agreement dated as of May 15, 2002, among UP, the Company, and American President Lines, Ltd., and APL Co. PTE Ltd. (collectively, “APL”) (the “Existing Agreement”) and (ii) a new commercial rail transportation agreement (the “New Commercial Agreement”) and other agreements with UP (collectively, the “New Arrangements”). The Amendment provides that the rates and other terms and conditions of the Existing Agreement will no longer apply to domestic shipments in 48- and 53-foot containers (also referred to as “domestic big box shipments”) tendered by Pacer for transportation by UP which shipments will be subject to the terms and conditions of the New Commercial Agreement.

In connection with the New Arrangements, UP and Pacer agreed to settle all outstanding claims and counterclaims between them relating to Pacer’s domestic big box shipments under the Existing Agreement, including, as described in Note 7 “Commitments and Contingencies,” UP’s claim for retroactive rate adjustments of approximately $140 million for the period from January 1, 2005, through June 30, 2009 (the latest available date) and Pacer’s claims for breach alleging UP’s breach of the Existing Agreement.

Under the New Commercial Agreement, Pacer agreed that rates for domestic big box shipments payable by it to UP for transportation on the UP network would adjust gradually over a two-year period to “market” rates and will continue on competitive terms after October 11, 2011, the expiration date of the Existing Agreement. The Company and UP have also entered into a fleet sharing arrangement that allows UP customer access to the Company’s equipment fleet and grants the Company expanded access to UP’s EMP equipment fleet. The arrangement also contains mechanisms that allow the Company to adjust the size of its fleet up or down in the future as its transportation needs change.

The Existing Agreement, which expires on October 11, 2011, will remain in effect with respect to shipments (other than the domestic big box shipments) and other matters not expressly governed by the New Arrangements, including the rates, terms and conditions applicable to (1) international shipments generally in 20, 40 and 45-ft. containers owned or leased by APL; (2) domestic shipments in containers owned or leased by APL or other third party ocean carriers (known as domestic and international reload services or avoided repositioning cost (“ARC”) moves); (3) international shipments in containers owned or leased by other third party ocean carriers; and (4) automotive shipments (which primarily move between the United States and Mexico) in containers owned or leased by Pacer. Although the Existing Agreement remains in effect until October 11, 2011 with respect to international shipments and ARC services, the New Commercial Agreement also establishes terms and conditions that will apply after October 11, 2011 to provide the Company with a continued exclusive position on the UP network with regard to offering services to meet ocean carrier customers’ needs in conjunction with and in addition to the UP rail transportation service.

The New Commercial Agreement has a multi-year term and thereafter will automatically renew for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. In connection with the agreements and arrangements described above, including the amendment of the Existing Agreement, UP paid Pacer $30 million. The $30 million payment, expected to be recognized as other income in the fourth quarter of 2009, was used to pay down outstanding borrowings under our credit facility on November 4, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our critical accounting policies, and the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008 (the “2008 Annual Report”) filed with the Securities and Exchange Commission on February 17, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report are discussed in Item 1A of the 2008 Annual Report and in Part II. Item 1A of this Quarterly Report on Form 10-Q and of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and includes:

•	general economic and business conditions, including the length and severity of the current economic recession;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•	our ability to borrow amounts under our credit agreement due to borrowing base limitations and/or to comply with the financial ratio and other covenants in our credit agreement;

•	increases in interest rates;

•	the loss of one or more of our major customers;

•	the success of our cost reduction initiatives in improving our operating results and cash flows;

•	the effect of the current economic recession and credit market disruption on our customers, including reduced transportation needs and an inability to pay us on time or at all;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our legacy contracts as these expire (including our legacy contract with UP, expiring in 2011 which continues to apply to our automotive and international lines of business, and our legacy contract with CSX Intermodal, expiring in 2014);

•	changes resulting from our new arrangements with UP that will reduce revenues and may compress margins, result in operational difficulties, and reduce our results of operation;

•	changes in, or the failure to comply with, government regulations;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	our ability to successfully defend or resolve customer and vendor rate and volume adjustment claims against us;

•	changes in international and domestic shipping patterns;

•	availability of qualified personnel;

•	selecting, developing and implementing applications and solutions to update or replace our diverse legacy systems;

•	increases in our leverage;

•	our ability to integrate acquired businesses; and

•	terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements we make. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements we make will occur or, if any of them do, what impact they will have on our consolidated results of operations, financial condition and cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our 2008 Annual Report and in Part II – “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Executive Summary

General. Pacer has made significant progress since the beginning the third quarter of 2009 in laying the foundation for our future. As discussed below, we entered into new multi-year agreements with UP for servicing our domestic big box (48- and 53-ft. container) shipments, entered into an amended and restated credit facility, closed the sale of certain assets of our truck services unit, and accelerated our cost cutting efforts through organizational consolidation. In addition, during the third quarter, traffic volumes began to improve to the extent that we earned $0.7 million in income from operations for the quarter, up from a loss of $11.8 million in the second quarter of 2009. Our wholesale and retail intermodal volumes were up 9.6% and 7.4%, respectively, compared to the second quarter of 2009. The economic recession continues to negatively impact our financial results. While we have seen some improvement in traffic volumes during the third quarter of 2009 compared to the second quarter of 2009, volumes continue to be below those in the comparable 2008 quarter. For the third quarter of 2009, revenues were 24.9% below the 2008 quarter with both segments reporting declines. Income from operations was down $28.6 million overall compared to the 2008 quarter with our intermodal segment reporting a $30.0 million reduction in operating income and our logistics segment reporting a $1.9 million reduction in operating income as compared to the 2008 quarter. The primary drivers of the overall reduced financial results are the depressed traffic volumes, aggressive price competition, continuing excess capacity and reduced fuel surcharges.

New Arrangements with UP. On November 3, 2009, we entered into new multi-year agreements with UP covering domestic big box (48- and 53-ft. container) shipments tendered by Pacer for transportation by UP and received a payment of $30 million from UP. The new arrangements, among other things:

•	settle all outstanding claims and counterclaims between UP and the Company relating to domestic big box shipments under our legacy agreement with UP;

•

provide for a gradual adjustment over a two-year period to “market” rates of rates payable by us for UP’s transportation of domestic big box shipments and for continuation of the rates on competitive terms after October 11, 2011, the termination date of our legacy contract with UP; and

•

establish a fleet sharing arrangement that (i) allows UP customer access to our equipment fleet and grants us expanded access to UP’s EMP equipment fleet, and (ii) contains a mechanism that allows us to adjust the size of our fleet up or down in the future as our transportation needs dictate.

We anticipate that the effect of the new arrangements with UP will be that the wholesale east/west domestic big box business that we currently handle on behalf of intermodal marketing company (“IMC”) customers on the UP network will transition away from us, although such transition is at the discretion of the IMC. We believe that any such transition will be reflected in our revenues by the end of the first quarter of 2010. For the year ended December 26, 2008 and the nine-months ended September 30, 2009, we recognized revenues of approximately $391.3 million and $190.0 million, respectively, from IMC customers in the domestic east/west big box business that may transition away from us as a result of the new arrangements with UP. We will continue to offer to IMCs our domestic small box (20-, 40- and 45-ft. containers) transportation services, stand alone local drayage services through Pacer Cartage, Mexico big box transportation services and Eastern core transportation services (i.e., transportation within the Pacer’s eastern network only).

We will also continue to service our north/south Mexico automotive business and international ocean carrier business, including ARC repositioning services, under the terms of our legacy agreement with UP through its October 11, 2011 expiration date. The new arrangements with UP, however, also establish terms and conditions that apply after that date to provide us with a continued exclusive position on the UP network with regard to our offering of products and services to meet international steamship line customers’ needs in conjunction with and in addition to the UP rail transportation product; and we are continuing to work with UP on our north/south automotive arrangements beyond the term of the legacy agreement. See Note 11 “Subsequent Events” of the Condensed Consolidated Financial Statements for additional information with respect to these new arrangements with UP.

We used the $30 million payment we received from UP on November 3, 2009 to pay down outstanding borrowings under our credit facility. We expect such payment will be fully recognized as other income in our consolidated financial statements in the fourth quarter of 2009.

Amended Credit Facility. On August 28, 2009, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as Administrative Agent and Swing Line Lender, the letter of credit issuers parties thereto, the lenders parties thereto, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager. The A&R Credit Agreement, which maintains the original maturity of April 5, 2012, provides for a revolving credit facility of up to $125 million. For further information, see “Liquidity and Capital Resources” and Note 3 of the Condensed Consolidated Financial Statements.

Sale of Certain Assets of Pacer Transport. On August 17, 2009, we closed the previously announced sale of certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc. to subsidiaries of Universal Truckload Services, Inc. (“UTSI”) under the Limited Asset Purchase Agreement signed on July 24, 2009. In connection with the sale, subsidiaries of UTSI assumed the real property leases and equipment leases for tractors and trailers used by the truck services unit, as well as certain customer, agent and other agreements, for a purchase price of approximately $2.0 million. We retained all receivables generated by the truck services unit through the closing date. A gain on the sale of $1.4 million is included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2009.

Cost Reductions. In view of the significant effect that the current economic recession has had on the transportation needs of customers and on our industry in general, we are continuing to take further steps to reduce costs and conserve cash while also seeking to simplify and streamline our organization without sacrificing the quality of service delivery. Since the end of 2008 and through the first nine months of 2009, we have reduced employment through attrition or severance, including through the sale of truck services assets, by 425 people and recorded $4.3 million in severance expense, and, as reported in our first and second quarter reports, reduced wage levels for the remaining personnel by up to 10% and discontinued the 401(k) company matching contributions, effective in April 2009. In addition, we had previously discontinued our $0.15 per share quarterly cash dividend in order to conserve cash. These measures will remain in effect until our financial performance improves. With the implementation of the SAP finance and accounting modules throughout our business units, we have completed the consolidation of our cartage accounting functions in Dublin, Ohio, and we are in the process of consolidating additional decentralized accounting functions. As described in Note 5 to our Condensed Consolidated Financial Statements, we plan to further reduce our workforce, consolidate operations and offices, and will record additional charges in the fourth quarter of 2009 for costs associated with these activities. These charges, which when combined with charges already incurred, are expected to range from $4.5 million to $5.0 million and consist of severance and lease termination costs. In addition, we are implementing additional actions that are expected to result in approximately $12 million in additional annualized SG&A savings in response to the new arrangements with UP.

SAP License Amendment. On June 25, 2009, we entered into an amendment to the software license agreement with SAP America, Inc. (“SAP”) dated September 30, 2007, under which the software licensed was reduced from the full enterprise suite of applications to the financial and accounting applications that have been successfully implemented. In connection with this amendment, we received a cash payment of $22.5 million and wrote-off $22.4 million of previously capitalized software and associated costs related to the development of the SAP transportation operations modules. The write-off, net of the cash received, is included in Selling, General and Administrative Expenses.

New California Environmental Regulations Affecting Drayage Operations. The California Air Resources Board (“CARB”) has issued regulations that impact drayage trucks that operate within 80 miles of California’s ports and rail yards. By January 1, 2010, trucks with model year 1994-2003 engines must be equipped with certified devices (e.g. particulate filters) to meet California and Federal emission standards. Trucks with model year 1993 and older will be banned from entering California ports and intermodal rail yards commencing January 1, 2010. On October 9, 2009, the Port of Oakland adopted a strict dirty truck ban effective January 1, 2010. Drayage trucks with engine year models between 1994 and 2003 will have to be retrofitted with particulate filters to enter the port. This truck ban goes beyond the requirements of the CARB regulations by establishing a turn-away requirement for non-compliant trucks at the port, whereas the CARB intends to assess fines against the motor carrier and owner-operator for entering a port or ramp with a non-compliant truck. Pacer’s owner-operator fleet is currently approximately 50% compliant with those emission standards and we are working to ensure that all of our California owner-operators will operate compliant tractors by January 1, 2010. We anticipate incurring increased operating costs in order to effect compliance with these new requirements.

Change in Accounting Policy and Fiscal Year-End. Beginning in the first quarter of 2009, the Company’s Stacktrain business unit changed its revenue and cost recognition method to a completed service basis from the percent of completed service basis used in prior periods. All other business units already apply the completed service revenue and cost recognition method. All prior period amounts have been adjusted for this change in the Stacktrain revenue and cost recognition method. In addition, before 2009 the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following the implementation of the SAP finance and accounting modules during the 2009 quarter at our Stacktrain business unit, the Company’s fiscal year was changed to December 31 of each year. Operating results for the transition period between December 27, 2008 and December 31, 2008 are included in the 2009 first quarter. Accordingly, Stacktrain data included in the intermodal segment financial comparisons in this report reflect 92 days for the third quarter of 2009 compared to 84 days for the third quarter of 2008 and 278 days for the nine months ended September 30, 2009 compared to 266 days for the nine months ended September 19, 2008. For further information regarding the status of the SAP software project, see “Liquidity and Capital Resources” below.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding critical accounting policies, including the potential effect of specified deviations from certain management estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2008 Annual Report.

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details including the rates charged for our services. In 2009, our Stacktrain business unit changed its method of revenue and cost recognition. Prior to 2009, the Stacktrain business unit recognized revenue for loads that are in transit at the end of an accounting period on a percentage-of-completion basis. Beginning in 2009, the Stacktrain business unit recognizes revenue and costs using the completed service method. The completed service method was retrospectively applied to all prior periods. See Notes 1 and 2 to the Condensed Consolidated Financial Statements for further details. Our intermodal segment and our logistics segment recognize revenue after services have been completed.

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

Deferred Tax Assets. At September 30, 2009, we have recorded net deferred tax assets of $45.2 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is approximately $120 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our Statement of Operations.

Goodwill. The Company complies with FASB ASC Topic 350 “Intangibles – Goodwill and Other” and Topic 820 “Fair Value Measurements and Disclosures” to evaluate goodwill. Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, the operating results of our intermodal and logistics reporting units during that quarter, and the effect that the current economic recession is expected to have on the operating results of both business segments until at least the end of 2009, we concluded that a goodwill impairment triggering event had occurred in the first quarter of 2009 for purposes of ASC Topic 350, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. As a result, we recorded a non-cash goodwill impairment charge of $200.4 million in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit). After the charge, there was no remaining goodwill assigned to either the intermodal or logistics reporting units. For more information about the goodwill accounting processes, see Note 1 to the Condensed Consolidated Financial Statements.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have presented financial information excluding our non-cash goodwill impairment write-off in the first quarter and first nine months of 2009. Management uses this non-GAAP measure in its analysis of the company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of these non-cash charges provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 19, 2008

The following table sets forth our historical financial data by reportable segment for the three months ended September 30, 2009 and September 19, 2008 (in millions).

	2009	2008	Change	% Change
		(as adjusted)
Revenues
Intermodal	$314.9	$431.9	$(117.0)	(27.1)%
Logistics	104.4	126.7	(22.3)	(17.6)
Inter-segment elimination	(0.6)	(0.8)	0.2	(25.0)

Total	418.7	557.8	(139.1)	(24.9)

Cost of purchased transportation and services
Intermodal	252.4	336.4	(84.0)	(25.0)
Logistics	90.1	107.8	(17.7)	(16.4)
Inter-segment elimination	(0.6)	(0.8)	0.2	(25.0)

Total	341.9	443.4	(101.5)	(22.9)

Direct operating expenses
Intermodal	31.1	31.4	(0.3)	(1.0)
Logistics	—	—	—	—

Total	31.1	31.4	(0.3)	(1.0)

Selling, general & administrative expenses
Intermodal	25.2	27.9	(2.7)	(9.7)
Logistics	14.2	17.0	(2.8)	(16.5)
Corporate	3.9	7.3	(3.4)	(46.6)

Total	43.3	52.2	(8.9)	(17.0)

Depreciation and amortization
Intermodal	1.3	1.3	—	—
Logistics	0.3	0.2	0.1	50.0
Corporate	0.1	—	0.1	N/A

Total	1.7	1.5	0.2	13.3

Income (loss) from operations
Intermodal	4.9	34.9	(30.0)	(86.0)
Logistics	(0.2)	1.7	(1.9)	(111.8)
Corporate	(4.0)	(7.3)	3.3	(45.2)

Total	0.7	29.3	(28.6)	(97.6)

Interest (expense)/income	(1.7)	(0.1)	(1.6)	1,600.0
Income tax (benefit)	(1.6)	8.4	(10.0)	(119.0)
Net income	$0.6	$20.8	$(20.2)	(97.1)%

Revenues. Revenues decreased $139.1 million, or 24.9%, for the three months ended September 30, 2009 compared to the three months ended September 19, 2008. Intermodal segment revenues decreased $117.0 million, reflecting decreases in both intermodal segment wholesale and retail products.

In financial reports with respect to periods before 2009, our MD&A provided intermodal segment revenue information on a business unit basis for our Stacktrain, cartage and rail brokerage operations. Consistent with the manner in which we are managing and marketing our intermodal segment services and our efforts to further integrate and streamline our intermodal operations, since the first quarter of 2009 we have revised our presentation of intermodal segment revenues into two products based on the channel of distribution: wholesale (intermodal transportation services sold to international shipping companies and transportation intermediaries other than our rail brokerage operation and performed by our Stacktrain and cartage units) and retail (intermodal transportation services sold primarily to beneficial cargo owners by our retail brokerage unit which arranges the transportation to be performed by a combination of our Stacktrain and cartage operations as well as by third party transportation providers). Accordingly, the wholesale product includes all revenues recognized by our cartage and Stacktrain operations on shipments tendered by transportation intermediaries other than our rail brokerage operation, and the retail product represents all revenues recognized by our rail brokerage unit for transportation services arranged by the unit, whether through Stacktrain, cartage or other underlying transportation providers. Management believes that the revised presentation more accurately reflects the manner in which we are managing the products within our intermodal segment.

Revenues for our wholesale intermodal product of $221.1 million for the 2009 period declined 27.9% compared to the 2008 period, on overall volume declines of 13.5%. Domestic volume declined 15.6%, international volumes declined 29.1% while auto volumes increased 5.2% due, in part, to auto production increases to meet the “cash for clunkers” demand. The average freight revenue per container declined 16.6% in the 2009 period compared to the 2008 period. The decline was due primarily to the lower fuel surcharge and aggressive price competition due, in part, to reduced overall volumes noted above. The average fuel surcharge in effect during the 2009 period was 17.8% compared to 41.4% during the 2008 period. Included in the third quarter 2009 wholesale intermodal product revenues were approximately $67.5 million of revenues from IMC customers in the domestic east/west big box business that may transition away from us as a result of the new arrangements with UP.

Revenues for our retail intermodal product of $93.8 million for the 2009 period declined 25.1% compared to the 2008 period, on an overall volume decline of 0.9% between periods. The average freight revenue per container declined 24.5% for the 2009 period due to the lower fuel surcharge, softness in the market and aggressive price competition.

Revenues in our logistics segment decreased $22.3 million, or 17.6%, in the 2009 period compared to the 2008 period reflecting decreased revenues in our truck services, highway brokerage and supply chain services units. Our truck services unit revenues decreased 67.9% due primarily to the sale of certain assets of this unit on August 17, 2009 (see Note 1 to the Condensed Consolidated Financial Statements). Our highway brokerage unit recorded a revenue decrease of 1.8% due primarily to rate erosion as volumes increased 11.8% for the quarter. Our supply chain services unit recorded a revenue decrease of 28.7% due primarily to the loss of a customer in June 2009 and to lower fuel surcharges. Revenues in our international unit increased 9.6% due primarily to increased military shipments. Our warehousing and distribution unit’s revenues increased 6.6% due primarily to more year-round warehousing business and the addition of a new customer compared to the 2008 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $101.5 million, or 22.9%, in the 2009 period compared to the 2008 period. The intermodal segment’s cost of purchased transportation and services decreased $84.0 million, or 25.0%, in the 2009 period compared to the 2008 period reflecting decreases in both the wholesale and retail intermodal product, due primarily to the volume declines in the 2009 period compared to the 2008 period. The linehaul cost per container decreased approximately 21.0% for both intermodal segment products due primarily to decreased fuel costs. The intermodal segment cost of purchased transportation and services associated with revenues recognized during the period from IMC customers in the domestic east/west big box business that may transition away from us as a result of the new arrangements with UP were approximately $58.8 million in the 2009 period. Our costs of purchased transportation and services in the intermodal segment in future periods will be negatively affected as the rail rates we pay UP for big box domestic shipments gradually increase to “market” rates over the next two years.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment declined from 22.1% in the 2008 period to 19.8% in the 2009 period. The decrease was due to lower pricing to compete with aggressive rates in the marketplace, maintain equipment flow and minimize repositioning costs.

Cost of purchased transportation and services in our logistics segment decreased $17.7 million, or 16.4%, in the 2009 period compared to the 2008 period. The overall transportation margin percentage for our logistics businesses decreased from 14.9% in the 2008 period to 13.8% in the 2009 period. The decrease was due primarily to the sale of certain assets in our truck services unit combined with lower margins on a higher amount of military shipments in our international unit. The decreased margin was partially offset by lower purchased transportation costs including fuel during the 2009 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $0.3 million, or 1.0%, in the 2009 period compared to the 2008 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet. At September 30, 2009, we had 3,456, or 11.7%, fewer containers and 2,480, or 8.1%, fewer chassis than at September 19, 2008. While we have some flexibility to off-hire equipment under operating leases, we were not able to reduce the excess equipment as quickly as volumes have declined. We are continuing to off-hire and sell equipment as permitted in order to match the fleet size to expected demand levels.

Direct operating expenses associated with the revenues recognized during the period from IMC customers in the domestic east/west big box business that may transition away from us as a result of the new arrangements with UP were approximately $7.9 million in the 2009 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.9 million, or 17.0%, in the 2009 period compared to the 2008 period. The decrease was due primarily to the impact of cost reduction efforts during 2009. From the end of 2008 through the third quarter of 2009, our employment level has declined by 425 people through attrition, severance and the sale of certain assets of our truck services unit, with 253 of the 425 reduction occurring in the third quarter. Our average employment level declined by 298 people in the 2009 period compared to the 2008 period, and, combined with across the board temporary salary reductions and discontinuation of the Company’s 401(k) plan matching expenses, contributed to the expense decrease. In addition, the decrease in the 2009 period also reflected the absence of performance incentive expenses compared to $3.1 million expensed in the 2008 period, as well as the $1.4 million gain on the sale of certain assets in our truck services unit. These decreases were partially offset by higher severance expenses in the 2009 period. A total of $2.0 million in severance costs were incurred during the third quarter of 2009, $1.0 million in the intermodal segment and $0.5 million in the logistics segment and $0.5 million in corporate.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, or 13.3%, in the 2009 period compared to the 2008 period due primarily to depreciation of our investment in the SAP software accounting modules, which began with the implementation in late 2008.

Income From Operations. Income from operations decreased $28.6 million from operating income of $29.3 million in the 2008 period to an operating income of $0.7 million in the 2009 period.

Intermodal segment income from operations decreased $30.0 million to an operating income of $4.9 million, reflecting decreases in both intermodal products due primarily to the volume declines, excess capacity and competitive pricing pressures associated with the continuing economic recession.

Logistics segment income from operations decreased $1.9 million to a loss of $0.2 million in the 2009 period compared to operating income of $1.7 million in the 2008 period. The primary drivers of this decrease were reduced income at our truck services, highway brokerage and supply chain services units related to the economic downturn.

Corporate expenses in the 2009 period were $3.3 million below the 2008 period due primarily to the absence of performance incentive accruals in the 2009 period.

Interest (Expense)/Income. Interest (expense)/income, increased by $1.6 million for the 2009 period compared to the 2008 period. The increase was due primarily to higher interest rates resulting from the amendment to our credit facility, a higher debt balance and to a $0.3 million write-off in deferred loan fees associated with the reduction in the size of our credit facility. The outstanding debt balance at

September 30, 2009 was $54.8 million compared to $44.5 million at September 19, 2008. The average interest rate during the 2009 period was 5.1% compared to 3.4% during the 2008 period. During the third quarter of 2009, we capitalized $2.4 million of costs in connection with the A&R Credit Agreement which will be amortized over the remaining term of that agreement.

Income Tax (Benefit). We recorded an income tax benefit of $1.6 million in the 2009 period compared to an income tax expense of $8.4 million in the 2008 period. The decrease was due to the decrease in our operating results in the 2009 period and to the impact of the truck services asset sale transaction in August 2009.

Net Income. Net income decreased by $20.2 million from $20.8 million in the 2008 period to $0.6 million in the 2009 period reflecting the lower income from operations (down $28.6 million) as discussed above, coupled with increased interest expense (up $1.6 million) and lower income tax expense (down $10.0 million).

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 19, 2008

The following table sets forth our historical financial data by reportable segment for the nine months ended September 30, 2009 and September 19, 2008 (in millions).

	2009	2008	Change	% Change
		(as adjusted)
Revenues
Intermodal	$864.8	$1,235.8	$(371.0)	(30.0)%
Logistics	290.7	342.7	(52.0)	(15.2)
Inter-segment elimination	(1.5)	(1.3)	(0.2)	15.4

Total	1,154.0	1,577.2	(423.2)	(26.8)

Cost of purchased transportation and services
Intermodal	703.3	956.2	(252.9)	(26.4)
Logistics	247.5	293.7	(46.2)	(15.7)
Inter-segment elimination	(1.5)	(1.3)	(0.2)	15.4

Total	949.3	1,248.6	(299.3)	(24.0)

Direct operating expenses
Intermodal	94.1	96.3	(2.2)	(2.3)
Logistics	—	—	—	—

Total	94.1	96.3	(2.2)	(2.3)

Selling, general & administrative expenses
Intermodal	78.9	82.5	(3.6)	(4.4)
Logistics	47.1	49.2	(2.1)	(4.3)
Corporate	13.2	20.8	(7.6)	(36.5)

Total	139.2	152.5	(13.3)	(8.7)

Goodwill impairment write-off
Intermodal	169.0	—	169.0	n/a
Logistics	31.4	—	31.4	n/a
Corporate	—	—	—	—

Total	200.4	—	200.4	n/a

Depreciation and amortization
Intermodal	4.0	4.0	—	—
Logistics	1.0	0.5	0.5	100.0
Corporate	0.2	—	0.2	n/a

Total	5.2	4.5	0.7	15.6

Income (loss) from operations
Intermodal	(184.5)	96.8	(281.3)	(290.6)
Logistics	(36.3)	(0.7)	(35.6)	n.m.
Corporate	(13.4)	(20.8)	7.4	(35.6)

Total	(234.2)	75.3	(309.5)	(411.0)

Interest (expense)/income	(2.9)	(2.0)	(0.9)	45.0
Income tax (benefit)	(53.0)	25.7	(78.7)	(306.2)
Net income (loss)	$(184.1)	$47.6	$(231.7)	(486.8)%

Revenues. Revenues decreased $423.2 million, or 26.8%, for the nine months ended September 30, 2009 compared to the nine months ended September 19, 2008. Intermodal segment revenues decreased $371.0 million, reflecting decreases in both intermodal segment wholesale and retail products.

Revenues for our wholesale intermodal product of $608.5 million for the 2009 period declined 32.1% compared to the 2008 period, on overall volume declines of 23.5%. Domestic volume declined 17.0%, auto volumes declined 26.3% and international volumes declined 32.5%. The average freight revenue per container declined 11.1% in the 2009 period compared to the 2008 period. The revenue decline was due primarily to the lower fuel surcharge, reduced volumes as noted above, and aggressive price competition. The average fuel surcharge in effect during the 2009 period was 14.8% compared to 36.6% during the 2008 period. Included in the wholesale intermodal product revenues for the 2009 period were approximately $190.0 million of revenues from IMC customers in the domestic east/west big box business that may transition away from us as a result of the new arrangements with UP.

Revenues for our retail intermodal product of $256.3 million for the 2009 period declined 24.7% compared to the 2008 period, on an overall volume decrease of 6.2%. The average freight revenue per container declined 19.7% for the 2009 period due to the lower fuel surcharge, softness in the market and aggressive price competition.

Revenues in our logistics segment decreased $52.0 million, or 15.2%, in the 2009 period compared to the 2008 period reflecting decreased revenues in our truck services, supply chain services and highway brokerage business units. Revenues in our warehousing and distribution and international units increased in the 2009 period compared to the 2008 period. Our truck services unit revenues decreased 46.6% due primarily to the economic downturn and the August 17, 2009 sale of certain of this unit’s assets, see Note 1 to the Condensed Consolidated Financial Statements. Our highway brokerage unit recorded a revenue decrease of 4.1% due primarily to rate erosion as volumes increased 13.7% during the 2009 period compared to the 2008 period. Our supply chain services unit recorded a revenue decrease of 27.6% due primarily to the loss of a customer in June 2009 combined with downward price pressures and lower fuel surcharges. The 2.0% revenue increase in our international unit was due primarily to increased military shipments. Our warehousing and distribution unit’s revenues increased 9.3% due primarily to more year-round warehousing business and the addition of a new customer compared to the 2008 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $299.3 million, or 24.0%, in the 2009 period compared to the 2008 period. The intermodal segment’s cost of purchased transportation and services decreased $252.9 million, or 26.4%, in the 2009 period compared to the 2008 period reflecting decreases in both the wholesale and retail intermodal product, due primarily to the volume declines in the 2009 period compared to the 2008 period. The linehaul cost per container decreased approximately 18.0% for both intermodal segment products due primarily to decreased fuel costs. The intermodal segment cost of purchased transportation and services associated with revenues recognized during the period from IMC customers in the domestic east/west big box business that may transition away from us as a result of the new arrangements with UP were approximately $170.3 million in the 2009 period. Our costs of purchased transportation and services in the intermodal segment in future periods will be negatively affected as the rail rates we pay UP for big box domestic shipments gradually increase to “market” rates over the next two years.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment declined from 22.6% in the 2008 period to 18.7% in the 2009 period. The decrease was due to lower pricing to compete with aggressive rates in the marketplace, maintain equipment flow and minimize repositioning.

Cost of purchased transportation and services in our logistics segment decreased $46.2 million, or 15.7%, in the 2009 period compared to the 2008 period reflecting decreases in all business units with the exception of the warehousing and distribution unit. The overall transportation margin percentage for our logistics businesses increased from 14.3% in the 2008 period to 14.9% in the 2009 period. The increase was due to lower ocean transportation costs incurred by our international business unit during the 2009 period partially offset by reduced margins associated with our international unit’s military shipment increase, more warehousing revenue at our warehouse and distribution unit during the 2009 period, and lower purchased transportation costs including fuel in the 2009 period.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $2.2 million, or 2.3%, in the 2009 period compared to the 2008 period due primarily to lower equipment maintenance and repair costs related to a smaller fleet. At September 30, 2009, we had 3,456, or 11.7%, fewer containers and 2,480, or 8.1%, fewer chassis than at September 19, 2008. While we have some flexibility to off-hire equipment under operating leases, we have not been able to reduce the excess equipment as quickly as volumes have declined. We are continuing to off-hire and sell equipment as permitted in order to match the fleet size to expected demand levels.

Direct operating expenses associated with the revenues recognized during the period from IMC customers in the domestic east/west big box business that may transition away from us as a result of the new arrangements with UP were approximately $24.9 million in the 2009 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $13.3 million, or 8.7%, in the 2009 period compared to the 2008 period. The decrease was due primarily to the impact of cost reduction efforts during 2009. From the end of 2008 through the third quarter of 2009, our employment level has declined by 425 people through attrition, severance and the sale of certain assets of our truck services unit. This employment reduction combined with across the board temporary salary reductions and discontinuation of the Company’s 401(k) plan matching expenses, contributed to the expense decrease. In addition, the decrease in the 2009 period also reflected the absence of performance incentive expenses compared to $8.7 million expensed in the 2008 period, as well as the $1.4 million gain on the sale of certain assets in our truck services unit. In addition, our rail brokerage, truck services and international units recorded reduced bad debt expense during the 2009 period. These decreases were partially offset by higher stock compensation expenses and $4.3 million in severance costs in the 2009 period ($2.7 million in the intermodal segment and $1.1 million in the logistics segment, and $0.5 million in corporate).

Goodwill Impairment Write-Off. Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, the operating results of our intermodal and logistics reporting units during the quarter, and the effect that the current economic recession is expected to have on the operating results of both business segments until at least the end of 2009, we concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350 “Intangibles – Goodwill and Other,” and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, we concluded that the carrying value of our intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. As a result, we recorded a non-cash impairment charge of $200.4 million during the first quarter of 2009. We recorded $169.0 million of the pre-tax charge in the intermodal reporting unit and $31.4 million in the logistics reporting unit.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.7 million, or 15.6%, in the 2009 period compared to the 2008 period due primarily to depreciation of our investment in the SAP software accounting modules, which began with the implementation in late 2008.

Income (Loss) From Operations. Income (loss) from operations decreased $309.5 million from operating income of $75.3 million in the 2008 period to an operating loss of $234.2 million, including the goodwill impairment charge, in the 2009 period. Income (loss) from operations excluding the goodwill impairment charge decreased $109.1 million, or 144.9%, from $75.3 million in the 2008 period to a loss of $33.8 million in the 2009 period. See the table below reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment charge.

Intermodal segment income from operations decreased $281.3 million in the 2009 period compared to the 2008 period, including the $169.0 million goodwill impairment charge. Excluding the goodwill impairment charge, intermodal segment income from operations decreased $112.3 million to a loss of $15.5 million, reflecting decreases in both intermodal products due primarily to the volume declines, excess capacity and competitive pricing pressures associated with the continuing economic recession.

Logistics segment loss from operations decreased $35.6 million in the 2009 period compared to the 2008 period, including the $31.4 million goodwill impairment charge. Excluding the goodwill impairment charge, logistics segment loss from operations increased $4.2 million to a loss of $4.9 million in the 2009 period compared to a loss of $0.7 million in the 2008 period. The primary drivers of this increased loss were declining prices and lower volumes during the 2009 period.

Corporate expenses in the 2009 period were $7.4 million below the 2008 period due primarily to the absence of performance incentive accruals in the 2009 period, partially offset by increased stock compensation costs and severance expenses.

Interest (Expense)/Income. Interest (expense)/income, increased by $0.9 million for the 2009 period compared to the 2008 period. This increase reflects the higher interest rates in the third quarter of 2009 resulting from the amendment of our credit facility, and higher average borrowings. The outstanding debt balance at September 30, 2009 was $54.8 million compared to $44.5 million at September 19, 2008. The average interest rate during the 2009 period was approximately 3.0% compared to 3.4% during the 2008 period. The interest rate under our credit facility increased to 5.1% on June 29, 2009 as a result of the initial amendment of that facility. In addition, $0.3 million of deferred loan fees were written-off due to the reduction in the size of our credit facility in the 2009 period. During the nine months of 2009, we capitalized $3.8 million of costs in connection with amending our credit facility which will be amortized over the remaining term of that facility.

Income Tax (Benefit). We recorded an income tax benefit of $53.0 million in the 2009 period compared to an income tax expense of $25.7 million in the 2008 period. The decrease was due to the decrease in our operating results in 2009, including the goodwill impairment charge.

Net Income (Loss). Net income decreased by $231.7 million from $47.6 million in the 2008 period to a net loss of $184.1 million in the 2009 period including the goodwill impairment charge of $161.2 million, net of tax. Net income excluding the goodwill impairment charge decreased by $70.5 million, or 148.1%, from $47.6 million in the 2008 period to a net loss of $22.9 million in the 2009 period reflecting the lower income from operations (down $109.1 million excluding the goodwill impairment charge) as discussed above, coupled with increased interest expense (up $0.9 million) and lower income tax expense (down $39.5 million).

Reconciliation of GAAP Financial Results to Adjusted Financial Results Excluding the Goodwill

Impairment Charge

For the Nine-Months Ended September 30, 2009 and September 19, 2008 (in millions, except share and per share amounts)

Item	Nine Months Ended September 30, 2009				Nine Months Ended September 19, 2008 4/	2009 (as adjusted) vs 2008 (actual) Variance
	GAAP Results	Adjustments		Adjusted Results
Income (loss) from operations – Intermodal	$(184.5)	$169.0	1/	$(15.5)	$96.8	$(112.3)
Loss from operations – Logistics	(36.3)	31.4	2/	(4.9)	(0.7)	(4.2)
Loss from operations – Corporate	(13.4)	—		(13.4)	(20.8)	7.4

Income (loss) from operations – Total	(234.2)	200.4		(33.8)	75.3	(109.1)
Interest expense, net	2.9	—		2.9	2.0	0.9

Income/(loss) before income taxes	(237.1)	200.4		(36.7)	73.3	(110.0)
Income tax (benefit)	(53.0)	39.2	3/	(13.8)	25.7	(39.5)

Net income/(loss)	$(184.1)	$161.2		(22.9)	$47.6	$(70.5)

Diluted earnings/(loss) per share	$(5.30)	$4.64		$(0.66)	$1.36	$(2.02)

Weighted average shares outstanding	34,787,301	34,787,301		34,787,301	34,728,999	(58,302)

1/	Intermodal segment goodwill impairment charge.
2/	Logistics segment goodwill impairment charge.
3/	Actual tax impact of the goodwill impairment charge excluding the permanent difference.
4/	Amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit and the application of ASC Topic 260-10-45, “Earnings Per Share” (see Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash (used in)/generated by operating activities was $(20.8) million and $49.9 million for the nine month periods ended September 30, 2009 and September 19, 2008, respectively. The decrease in cash provided by operating activities was due primarily to lower income from operations in the 2009 period, as well as decreased accounts payable and accrued liabilities including higher performance bonus payments in the 2009 period compared to the 2008 period, partially offset by decreases in accounts receivable. Partially offsetting the decreased cash flow from operating activities was a tax refund of $8.5 million in the 2009 period compared to tax payments of $24.6 million during the 2008 period. Our use of cash from operating activities for the nine-months ended September 30, 2009 has been funded by our revolving credit facility. For the three-months ended September 30, 2009, we generated $7.9 million in cash from operating activities. Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures and fund any dividends that we may declare, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make or repurchase common stock, if re-authorized by our Board. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain large cash balances and incur increased interest costs. We had working capital of $56.9 million and $42.2 million at September 30, 2009 and September 19, 2008, respectively.

Our operating cash flows are typically the primary source for funding our contractual obligations. The table below summarizes our major commitments as of September 30, 2009 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$54.4	$—	$54.4	$—	$—
Capitalized lease obligation	0.4	0.3	0.1	—	—
Interest on debt	10.8	4.3	6.5	—	—
Operating leases	338.9	82.1	134.7	94.6	27.5
Equipment obligation	11.2	1.2	3.2	3.2	3.6
Volume incentives	3.6	3.6	—	—	—
APL IT agreement	110.9	10.9	22.1	22.7	55.2
SAP IT agreements	15.2	6.9	7.2	1.1	—
Other IT agreements	5.2	2.3	2.1	0.8	—
Human resources agreements	0.9	0.4	0.5	—	—
Income tax contingencies	0.6	0.6	—	—	—
Severance liability	1.4	1.4	—	—	—
Purchased transportation	24.1	24.1	—	—	—

Total	$577.6	$138.1	$230.8	$122.4	$86.3

Long-term debt is the amount outstanding on our A&R Credit Agreement. As a result of our execution of the A&R Credit Agreement in August 2009, amounts outstanding thereunder at September 30, 2009 are no longer classified as a current liability on our Condensed Consolidated Balance Sheet. The capital lease obligations were incurred in 2008 and are related to our SAP software project. Cash interest expense on debt was estimated using current rates as of September 30, 2009 for all periods based upon the current outstanding balance through April 5, 2012, the maturity date of the A&R Credit Agreement. The majority of the operating lease obligations relates to our intermodal segment’s lease of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $36.3 million in the first nine months of 2009, and $47.9 million in the first nine months of 2008. The equipment obligation is our estimate of operating lease payments on 110 trucks, but yet to be financed. Volume incentives (which are recorded as a reduction of revenues in our condensed consolidated financial statements) relate to amounts payable to companies that ship on our Stacktrain unit that are projected to meet certain volume shipping commitments for the year 2009. Our

APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.6 million. The SAP IT agreement reflects commitments for on-going maintenance and support, to SAP and other parties. See the discussion below for further information on the SAP software project. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and IT licensing, hosting and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions, including accrued interest, as of September 30, 2009. The severance liability relates to amounts to be paid related to our current cost reduction activities and our 2007 severance and facility exit program. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at period-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Cash flows provided by (used in) investing activities were $17.9 million and $(13.7) million for the nine months ended September 30, 2009 and September 19, 2008, respectively. 2009 cash capital expenditures included $4.6 million for the SAP software project and $2.6 million for normal computer replacement items and leasehold improvements. During the 2009 period, we retired and sold primarily 48-ft. chassis in our Stacktrain unit for proceeds of $0.8 million, received $1.8 million associated with the sale of certain assets of our Pacer Transport business unit, and received $22.5 million from SAP as discussed below. The 2008 cash capital expenditures included $11.6 million for the SAP software project and $3.0 million for normal computer replacement items. During the 2008 period, we retired and sold primarily 48-ft. containers in our Stacktrain unit for proceeds of $1.0 million.

On September 30, 2007, we entered into a software license agreement with SAP under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. During 2008 and 2009, the finance and accounting modules of the new system were implemented at all business units. On June 25, 2009, we entered into an amendment to the software license agreement with SAP, under which the software licensed was limited to the financial and accounting applications. In connection with the amendment, we received a cash payment of $22.5 million and wrote-off $22.4 million of previously capitalized software and other associated costs related to the development of the SAP transportation operations modules. The net amount of the cash received and amounts written-off of $0.1 million is recorded in the selling, general and administrative expenses line item in the Condensed Consolidated Statements of Operations. We will continue to avail ourselves of the services and support under the existing long-term technology services agreement with APL Limited. The cash payment from SAP was used to pay down debt and for general corporate purposes.

Cash flows provided by (used in) financing activities were $1.1 million and $(32.9) million for the 2009 and 2008 periods, respectively. During the 2009 period, we borrowed $10.4 million, net of $2.4 million of debt issuance costs paid to lenders and $1.4 million of debt issuance costs paid to other third parties, under our revolving credit facility to support our operations, paid the $5.2 million fourth quarter 2008 cash dividend, and repaid $0.2 million of capital lease obligations related to the SAP software project. As of September 30, 2009, borrowings under the A&R Credit Agreement bore a weighted average interest rate of 5.1% per annum. The net book value of equipment under capital lease was $0.3 million at September 30, 2009. During the 2008 period, we repaid $20.0 million on our revolving credit facility and paid $15.6 million for the fourth quarter 2007 and 2008 cash dividends. Options to purchase 266,365 shares of our common stock were exercised in the 2008 period for total proceeds of $3.0 million. During the 2009 and 2008 periods, 21,569 shares and 19,039 shares, respectively, of our common stock were surrendered for payment of employee taxes due upon the annual June 1 vesting of restricted stock. These shares were retired, thereby reducing stockholders’ equity by $0.1 million and $0.4 million, respectively.

The A&R Credit Agreement, which was entered into on August 28, 2009 and maintains the original maturity of April 5, 2012, provides for a revolving credit facility of up to $125 million (including a $35 million letter of credit facility and a $10 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met). Borrowing under the facility is determined by a borrowing base determined on a daily basis equal to the lesser of (a) $125 million less the sum of substantially all obligations under outstanding letters of credit (the “L/C Reserve”) and an amount equal to the availability block (described below), or (b) an amount equal to (i) the sum of (x) 85% of the eligible accounts receivables, (y) 85% of eligible earned but unbilled accounts receivable up to $17.5 million and (z) the lesser of (I) 80% of the net liquidation value of eligible owned railcars and chasses and (II) $25.0 million, which lesser amount is reduced monthly by $250,000 beginning September 30, 2009), minus (ii) the availability reserve (described below).

The availability block is $500,000 per month on a cumulative basis beginning September 30, 2009, except that commencing March 30, 2010 (at which time the availability block will have reached $3 million) the availability block will cease to escalate and instead will be released in four successive equal monthly installments if, and only for so long as, the Company has achieved a fixed charge coverage ratio of greater than 1.25:1.00 for the preceding 12 month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009). If the availability block fixed charge coverage ratio is 1.25:1.00 of lower for any such period, the release of any block will be suspended, and the availability block will recommence at the rate of $500,000 per month which will be added to any then existing availability block.

The availability reserve is the sum of (i) the L/C Reserve, (ii) reserves established by the Administrative Agent in its reasonable discretion for bank products extended to the Company and its subsidiaries by any lender party to the A&R Credit Agreement (such as foreign exchange and cash management services), (iii) obligations of the Company and its subsidiaries secured by liens that are senior to the liens under the A&R Credit Agreement, (iv) the availability block then in effect, and (v) such additional reserves established by the Administrative Agent in its reasonable discretion from time to time.

Until the delivery of financial statements and a compliance certificate with respect to the period ending March 31, 2010, borrowings under the A&R Credit Agreement will bear interest, at the Company’s option, at a base rate plus a margin of 3.75% per annum, or at a Eurodollar rate plus a margin of 4.75% per annum. Following delivery of such financial statements and compliance certificate, the margin may decline to 3.50% on base rate loans or 4.50% on Eurodollar rate loans if the Company’s fixed charge coverage ratio for the applicable period described below is greater than 1.50:1.00. The base rate is the highest of the prime lending rates of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.0%, or the federal funds rate plus  1/2 of 1%.

The A&R Credit Agreement also provides for letter of credit fees equal to the applicable Eurodollar rate margin referred to above, and a commitment fee payable on the unused portion of the facility, which shall accrue at a rate per annum ranging from 0.50% to 0.75%, depending on the average loans and letter of credit outstanding as a percentage of the aggregate commitments under the facility.

At September 30, 2009, $38.1 million was available under the A&R Credit Agreement pursuant to the borrowing base formula described above, net of $54.4 million in outstanding loans and $24.4 million of outstanding letters of credit. Bank and consulting fees of $3.8 million associated with completing the amendment have been capitalized and are being amortized over the remaining life of the A&R Credit Agreement. In addition, due to the reduction in borrowing capacity, a total of $0.3 million of previously deferred loan fees were written-off to interest expense in the 2009 third quarter. We used the $30 million received from the UP on November 3, 2009 in connection with the new arrangements to pay down outstanding borrowings under the A&R Credit Agreement.

The A&R Credit Agreement contains affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of debt, the incurrence of liens, restricted payments, transactions with affiliates, capital expenditures and mergers and consolidations and a fixed charge coverage ratio. It also contains customary representations and warranties. Breaches of the covenants, representations or warranties may give rise to an event of default. Other events of default include the Company’s failure to pay certain debt, the occurrence of a default with respect to any indebtedness of the Company and its subsidiaries resulting in, or which permits, the acceleration, repurchase, repayment or redemption of such indebtedness, certain insolvency and bankruptcy proceedings, certain ERISA events or unpaid judgments over a specified amount, or a change in control as defined in the A&R Credit Agreement. If an event of default occurs our indebtedness may become due and payable.

The fixed charge coverage ratio requires the Company to maintain as of the end of each month a minimum ratio for the preceding 12-month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month) of 1.00:1.00 through November 30, 2009, and 1.25:1.00 thereafter. At September 30, 2009, the Company was in compliance with the covenants of the A&R Credit Agreement, with a fixed charge coverage ratio of 2.59x. The fixed charge coverage ratio is the ratio of (a) EBITDA (net income plus interest, income taxes, depreciation and amortization expense, non-recurring expenses reducing such net income which do not represent a cash item in the relevant or any future period, non-cash charges or expenses related to equity plans or stock option awards, payroll taxes on exercise of stock options, operating losses associated with Pacer Transport, Inc. (capped at $500,000), and non-recurring operational restructuring charges incurred before August 28, 2010 (capped at $2 million in any three-month period and $5 million in total) minus income tax credits and non-cash items increasing net income) to (b) fixed charges (cash interest expense, regularly scheduled principal payments on or redemptions or similar acquisitions for value of borrowed money, income taxes paid in cash, and capital expenditures (other than those financed with borrowed money other than under the A&R Credit Agreement)).

The A&R Credit Agreement limits the Company’s annual capital expenditures to $13.5 million for 2009 and $6.5 million for 2010 and thereafter.

The A&R Credit Agreement is guaranteed by all of our direct and indirect (domestic) subsidiaries and is secured by a first priority, perfected security interest in substantially all of the present and future tangible and intangible assets, intercompany debts, stock or other equity interests owned by us, our domestic subsidiaries, and a portion of the stock or other equity interests of certain of our foreign subsidiaries.

During the 2009 period, the intermodal segment returned 2,226 primarily 48-ft. and 53-ft. leased containers, returned 1,842 leased chassis and sold 649 owned chassis. In addition, at September 30, 2009, we have 110 clean air trucks on order and yet to be financed. During the 2008 period, the intermodal segment received 2,698 new primarily 53-ft. leased containers and 2,276 leased chassis and returned 1,254 48-ft. and 53-ft. leased containers and 1,426 leased and 576 owned chassis.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” SFAS No. 168 does not change current U.S. generally accepted accounting principles (“GAAP”). The FASB Accounting Standards Codification (“ASC”) was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement is effective for interim and annual periods ending after September 15, 2009. All accounting references in this report have been updated, and therefore all SFAS and other accounting references have been replaced with ASC references.

In May 2009, ASC Topic 855-10-50, “Subsequent Events,” established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and was effective for interim and annual reporting periods ended after June 15, 2009. The adoption of ASC 855-10-50 did not have a material impact on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 30, 2009.

Based upon the average variable interest rate debt outstanding during the nine months ended September 30, 2009, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.5 million on an annual basis.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed in our 2008 Annual Report on Form 10-K, we concluded that we had a material weakness in our internal controls over the preparation and review of certain balance sheet reconciliations, particularly in reconciling items in certain cash accounts pertaining to Pacer Cartage and in various intercompany accounts among our intermodal segment operations. Accordingly, our management concluded that our internal controls over financial reporting were not effective as of December 26, 2008. Also during the period covered by the March 31, 2009 quarterly report, we identified a separate control deficiency that rose to the level of a material weakness in internal control over financial reporting. The control deficiency related to the operating effectiveness of controls designed to achieve the proper accounting for the income tax effect of non-recurring book adjustments, specifically the tax impact of goodwill impairment charges at March 31, 2009, and resulted in an adjustment to certain tax accounts in the company’s condensed consolidated financial statements for the quarterly period ended March 31, 2009. We have undertaken control changes and remedial efforts with respect to these material weaknesses as described below. These material weaknesses will not be fully remediated until, in the opinion of management, the revised control procedures have been operating for a sufficient period of time and have been subjected to additional testing to provide reasonable assurance as to their effectiveness.

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

Changes in Internal Control over Financial Reporting. As previously disclosed, all of our business operations have now implemented the financial and accounting modules of the SAP software, and as appropriate, we have modified the design and documentation of internal control processes and procedures relating to the new systems to supplement and complement existing internal controls over financial reporting. These control changes include the automation of access controls and segregation of duties that were previously accomplished with manual processes. The completed implementation of the general ledger accounting modules of SAP in all our business units has allowed us to initiate new, more timely procedures for the review and reconciliation of balance sheet accounts, including cash and intercompany balances. In particular, we have designed and implemented new procedures which, among other things, specifically address the problems associated with the material weakness in our internal controls identified in our 2008 Annual Report. These procedures include enhanced, more timely analysis of balance sheet accounts to identify and reexamine period to period fluctuations and avoid reclassifications and enhanced senior management review procedures around the bank reconciliation process that include more timely review and resolution of reconciling items. In addition, as that material weakness arose in part due to the transition to the new SAP accounting modules, since our personnel have become more experienced in using the SAP system, the delays in the normal processing of payments we experienced during the transition as personnel were learning how to effectively use the new system have been substantially eliminated. We have also developed and implemented new processes including enhanced internal and external review of the tax provision procedures that are designed to specifically address the material weakness identified in the first quarter of 2009. While we tested our remediation efforts at the end of the third quarter of 2009 and did not discover any deficiencies in our new processes and procedures, we plan to do additional testing to confirm remediation of the foregoing material weaknesses as of the end of the fourth quarter of 2009. In addition, with the SAP general ledger implementation, the consolidation, centralization and streamlining of accounting activities performed at various operating unit field locations has been initiated and in some cases completed. The consolidation of the accounting activities for our Cartage business unit was completed during the third quarter of 2009.

The conversion to the SAP accounting system was undertaken as part of the SAP project to integrate systems and improve information and process flow, and not in response to any actual or perceived deficiencies in our internal control over financial reporting. Except as described above, there were no additional changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A.	RISK FACTORS.

In addition to the information on risk factors set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I - “Item 1A. Risk Factors” to the Company’s 2008 Annual Report and in Part II – Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, investors should carefully consider the following risks. Except as set forth below and in Part II “Item 1A. Risk Factors” of the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2009, there have been no material changes from the risk factors previously described in Pacer’s 2008 Annual Report on Form 10-K.

Changes in our agreements with UP are expected to adversely affect our revenues and may compress margins and reduce our results of operation.

As discussed in Note 11 of the Condensed Consolidated Financial Statements and the MD&A, we have entered into agreements with UP under which, among other things, the rates, terms and conditions of the legacy contract between Pacer and UP will no longer apply to our domestic big box shipments and rates payable by Pacer to UP for domestic big box shipments will gradually adjust over a two-year period to “market” rates. We anticipate that the effect of these new arrangements with UP will be that the domestic big box business that we currently handle for IMC customers on the UP network will transition away from us, although such transition is at the discretion of the IMC. In addition to the loss of revenues from IMC big box traffic, the transition of these IMC volumes will change our historical equipment flows, requiring us to intensify efforts to match freight between origins and destinations and undertake further efforts to maintain equipment balance. Lower pricing to maintain equipment flows, higher empty repositioning charges and similar activities related to equipment balance may also compress margins.

While the rates we will pay for domestic big box transportation on UP adjust to “market” levels over the next two years, to the extent that such rate adjustments cannot be passed through to our customers or competitive pressures and excess capacity continue to depress transportation rates, our margins and profitability would decrease. Similarly, to the extent that we are not able to reduce our employment levels and other costs to match the reduced revenues resulting from the transition out of the IMC domestic big box business, our business and results of operation will be further adversely affected. We will face additional adverse operational and financial consequences if we are unable to increase our market share among shippers, increase volumes and gain efficiencies in our local drayage operation, or achieve other strategic objectives to improve our performance and operating results.

The transition of our east/west IMC big box container business volumes and the fleet sharing arrangements with UP will require changes to our systems and operations. While we maintain a daily focus on delivering seamless transportation services to our customers, these systems and operational changes could adversely impact orderly transportation processing, equipment location data integrity and operating efficiency, and, consequently, may have an adverse effect on customer relationships and resultant freight volumes.

In addition, in October 2011, the rates we pay under the legacy UP agreement for specified international customer (i.e., ocean carrier) shipments (20-, 40- and 45-foot containers) will expire. Although the new arrangements with UP establish terms and conditions that will apply after October 11, 2011 to provide Pacer with a continued exclusive position on the UP network with regard to offering services to meet ocean carrier customers’ needs in conjunction with and in addition to the UP rail transportation service, our revenues and margins from the international line of business may decline. Similarly, the rates we pay UP under the legacy agreement for our automotive line of business shipments (which primarily move between the United States and Mexico) remain in effect through expiration of that agreement, and we are continuing to discuss with UP our arrangements for continuing in this automotive business after October 2011. Depending on the results of those negotiations, including the rates to be applicable for UP transportation for this automotive line of business, our results of operations could be adversely affected.

The borrowing base formula under our A&R Credit Agreement could limit the amount of borrowings available to us thereunder and may limit our flexibility to react to industry or economic conditions.

On August 28, 2009, we entered into the A&R Credit Agreement which provides for a $125 million revolving credit facility subject to increase to $175 million if certain conditions are met. While the A&R Credit Agreement is expected to adequately provide for our capital needs, the amount of borrowings available to us thereunder is subject to a detailed borrowing base formula which is determined on a daily basis by reference to the amount of our outstanding borrowings (including outstanding letters of credit), 85% of our eligible accounts receivable and equipment, an availability reserve and an availability block, each as defined in the A&R Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 3 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a more detailed description of the borrowing base formula. As a result, changes in the amount of our eligible account receivables and equipment or the value thereof could limit the amount of borrowings available to us under the facility and thus our liquidity. In addition, the amount of the availability reserve is subject to increase at the reasonable discretion of the Administrative Agent which could further limit the amount of our available borrowings and our liquidity. If outstanding borrowings (including outstanding letters of credit) exceed the available borrowing base at any time, we must immediately repay any borrowings in excess of the borrowing base (or in some cases cash collateralize outstanding letters of credit). In such event we may not have available other sources of liquidity to make such payment which would result in an event of default under the A&R Credit Agreement allowing the lenders thereunder to declare all borrowing under the facility to be immediately due and payable. Due to these terms, from time to time we may experience liquidity and capital constraints which could limit our flexibility to react to industry or economic conditions or changes in our business and operating results. At September 30, 2009, $38.1 million was available under the A&R Credit Agreement pursuant to the borrowing base formula, net of $54.4 million in outstanding loans and $24.4 million of outstanding letters of credit.

Clean truck requirements in California which become effective on January 1, 2010 could adversely affect our business and profitability.

The California Air Resources Board (“CARB”) has issued regulations that impact drayage trucks that operate within 80 miles of California’s ports and rail yards. By January 1, 2010, trucks with model year 1994-2003 engines must be equipped with certified devices (e.g. particulate filters) to meet California and Federal emission standards. Trucks with engine model years 1993 and older are banned from entering California ports and intermodal rail yards commencing January 1, 2010. CARB plans to collect fines against the motor carrier and the owner-operator for entering a port or ramp with a non-compliant truck. Although the owner-operator fleet that services our warehouse and distribution operation is fully compliant with the CARB regulation, our cartage owner-operator fleet is currently approximately 50% compliant with those emission standards, and we are working to ensure that all of our California owner-operators are compliant by January 1, 2010. In addition, on October 9, 2009, the Port of Oakland adopted a strict dirty truck ban effective January 1, 2010. Drayage trucks with engine year models earlier than 1994 will be banned at the Port of Oakland and trucks with engine year models between 1994 and 2003 will have to be retrofitted with particulate filters to enter the port. This truck ban goes beyond the requirements of the CARB regulations by establishing a turn-away requirement for non-compliant trucks at the port. We have initiated programs that would transition our cartage owner-operator fleet to trucks that comply with the emission standards in order to allow continued access to the ports and ramps. Among other increased costs, we will be required to pay the owner-operators higher fees for their services due to expected demand for the limited supply of emission compliant tractors and the owner-operators’ need and desire to recover the increased lease or acquisition costs of such tractors. Our ability to meet our customers’ requirements, maintain our competitive position and preserve our profitability would be adversely impacted if we are unable to bring a sufficient number of emission-compliant trucks into our contractor fleet. Furthermore, our profitability will also be adversely affected if we are unable to collect higher charges from our customers to cover our increased costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

As discussed in Note 11 of the Condensed Consolidated Financial Statements and in the MD&A, we entered into new agreements with UP on November 3, 2009, under which the rates and other terms and conditions of our legacy contract with UP will no longer apply to domestic big box (48- and 53-ft. container) shipments tendered by Pacer for transportation by UP. As a result of these new arrangements with UP, we anticipate that, over the next 60 to 90 days, all or a significant portion of the domestic east/west big box shipments that we currently handle on behalf of IMC customers on the UP network will transition away from us, although such transition is at the discretion of the IMC. Under a separate agreement, we have entered into a fleet sharing arrangement with UP that allows UP customer access to Pacer’s equipment fleet. In connection with the foregoing agreements, UP paid Pacer $30 million.

No assets identified in our balance sheet have been or will be actually sold or disposed of by us in connection with the new arrangements with UP. However, we have determined that the expected transition away from us of the domestic east/west big box business that we currently handle on behalf of IMC customers as a result of the arrangements described above with UP constitutes a “disposition” within the meaning of Instruction 2 to Item 2.01 of Form 8-K and a “business” within the meaning of Instruction 4(ii) of Item 2.01 of Form 8-K that is “significant” within the meaning of Rules 11-01(b) and 1-02(w) of Regulation S-X. Management, however, has also determined that the anticipated transition of the IMC business as a result of the new arrangements with UP does not constitute a discontinued operation for purposes of ASC Topic 205-20-45 as we will continue to have significant continuing involvement in the IMC domestic line of business under the new arrangements with UP.

Filed herewith as Exhibit 99.1 are Pacer’s unaudited pro forma condensed consolidated balance sheet at September 30, 2009 and its pro forma condensed consolidated statements of operations for the year ended December 26, 2008 and nine months ended September 30, 2009. The unaudited pro forma condensed consolidated statements of operations have been prepared to present Pacer’s results of operations as if the transition away from Pacer of all of its IMC domestic east/west big box business as a result of the new UP arrangements had occurred as of December 29, 2007, the first day of its 2008 fiscal year, and, accordingly, Pacer did not handle any of such business as of such date. The unaudited pro forma condensed consolidated balance sheet has been prepared to present Pacer’s financial position as if the payment from UP and the transition away from Pacer of IMC domestic big box shipments as a result of the new UP arrangements had occurred as of September 30, 2009, and, accordingly, Pacer did not handle such business as of such date.

The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2009 present a net operating loss for the IMC domestic east/west big box business (i.e., the pro forma adjustments). The net operating loss resulted from operating losses incurred during the first and second quarters of 2009, due to reduced volumes, aggressive rate competition, lower fuel surcharge revenues, excess equipment, and higher equipment repositioning costs, offset partially by operating income during the third quarter of 2009. Additionally, due to the lag in fuel cost adjustments under some of the legacy rail contracts, the Company’s purchased transportation costs in the first and second quarters did not adjust downward commensurately with declining fuel surcharges collected from customers until the end of the second quarter.

The pro forma financial information does not purport to be indicative of the financial position or results of operations of Pacer that would have been obtained had such new UP arrangements or the anticipated transition of the IMC business been effective and completed as of such dates or for such periods, nor do they purport to project Pacer’s results of operations or financial condition for any future period or as of any future date.

The unaudited pro forma condensed consolidated financial statements should be read in conjunction with Pacer’s consolidated financial statements, as contained in its 2008 Annual Report on Form 10-K ended December 26, 2008 and in its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, in each case as filed with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement dated August 28, 2009 and made by Pacer International, Inc., each of its domestic subsidiaries, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, Bank of America, N.A., as Swing Line Lender and Administrative Agent, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.2	Amended and Restated Security Agreement dated August 28, 2009 and made by Pacer International, Inc. and each of its domestic subsidiaries in favor of the Administrative Agent (for the benefit of the Secured Parties). (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.3	Amended and Restated Guaranty dated August 28, 2009 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.4	Amended and Restated Pledge Agreement, dated as of August 28, 2009, between each Pledgor named in the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Pro Forma Condensed Consolidated Financial Statements*

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: November 9, 2009	By:	/s/ M.E. UREMOVICH
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	By:	/s/ B.C. KANE
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pro Forma Condensed Consolidated Financial Statements