Form 10-Q/A
period 2009-09-30
PACER INTERNATIONAL INC
filed 2010-01-25
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common stock, $.01 par value per share	34,907,051 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q/A

FISCAL QUARTER ENDED SEPTEMBER 30, 2009

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2009 (the “Original Form 10-Q”), to amend and restate our unaudited Condensed Consolidated Balance Sheet at September 30, 2009 to classify the amounts outstanding under our Amended and Restated Credit Agreement (the “A&R Credit Agreement”) as a current liability rather than a long-term liability.

On August 28, 2009, the Company entered into the A&R Credit Agreement with Bank of America, N.A., as Administrative Agent (see Note 4 of the Notes to our Condensed Consolidated Financial Statements for a further description of the agreement). The A&R Credit Agreement is an asset-backed revolving credit facility and required the Company to establish a lock-box arrangement under which all qualified cash receipts received on any day are to be applied on the next business day to amounts outstanding under the A&R Credit Agreement. On October 19, 2009, after the close of the Company’s fiscal quarter ended September 30, 2009, the lock-box arrangements were implemented as required by the A & R Credit Agreement. ASC 470-10-45, “Debt,” specifically ASC 470-10-45-5A, indicates that when such lock-box arrangements exist, all outstanding borrowings under a revolving credit facility such as the A&R Credit Agreement should be classified as a current liability. This restatement impacts the Condensed Consolidated Balance Sheet by moving $54.4 million of debt to current from long-term as of September 30, 2009, and reduces the amount of reported working capital at September 30, 2009, discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) from $56.9 million to $2.5 million at September 30, 2009. In addition, Notes 4 and 12 to the Condensed Consolidated Financial Statements, the contractual obligation table included in MD&A and the Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2009 included in Exhibit 99.1 “Pro Forma Condensed Consolidated Financial Statements” are also impacted. No other items in the Original Form 10-Q are impacted by this restatement. Also, this restatement does not impact the terms of the A&R Credit Agreement, which remains unchanged (including its maturity date of April 2012), or the amounts available for borrowings under the A&R Credit Agreement, which were $38.1 million at September 30, 2009. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion of the restatement.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The remaining Items contained within this Amended Filing consist of all other Items originally contained in the Original Form 10-Q and are included for the convenience of the reader. The sections of the Original Form 10-Q which are not amended in this Amended Filing are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Form 10-Q and we have not updated this Form 10-Q/A for events or information subsequent to the date of the filing of the Original Form 10-Q, except in connection with the restatement as discussed above.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	September 30, 2009	December 26, 2008
	(restated)	(as adjusted) 1/
ASSETS
Current assets
Cash and cash equivalents	$3.2	$5.0
Accounts receivable, net of allowances of $4.1 million and $4.9 million, respectively	169.0	183.6
Prepaid expenses and other	27.9	28.0
Deferred income taxes	18.4	3.1

Total current assets	218.5	219.7

Property and equipment
Property and equipment at cost	106.0	127.2
Accumulated depreciation	(63.8)	(65.6)

Property and equipment, net	42.2	61.6

Other assets
Goodwill	—	200.4
Deferred income taxes	26.8	—
Other assets	17.1	12.9

Total other assets	43.9	213.3

Total assets	$304.6	$494.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of debt and capital leases	$54.7	$0.3
Book overdraft	6.1	14.7
Accounts payable and other accrued liabilities	155.2	158.6

Total current liabilities	216.0	173.6

Long-term liabilities
Long-term debt and capital leases	0.1	44.3
Deferred income taxes	—	5.4
Other	1.3	0.9

Total long-term liabilities	1.4	50.6

Total liabilities	217.4	224.2

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,907,051 and 34,940,620 issued and outstanding at September 30, 2009 and December 26, 2008, respectively	0.4	0.4
Additional paid-in-capital	301.3	300.1
Accumulated deficit	(214.3)	(30.2)
Accumulated other comprehensive loss	(0.2)	0.1

Total stockholders’ equity	87.2	270.4

Total liabilities and stockholders’ equity	$304.6	$494.6

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except share and per share data)	Sept. 30, 2009	Sept. 19, 2008	Sept. 30, 2009	Sept. 19, 2008
		(as adjusted) 1/		(as adjusted) 1/
Revenues	$418.7	$557.8	$1,154.0	$1,577.2

Operating expenses:
Cost of purchased transportation and services	341.9	443.4	949.3	1,248.6
Direct operating expenses (excluding depreciation)	31.1	31.4	94.1	96.3
Selling, general and administrative expenses	43.3	52.2	139.2	152.5
Goodwill impairment charge (Note 1)	—	—	200.4	—
Depreciation and amortization	1.7	1.5	5.2	4.5

Total operating expenses	418.0	528.5	1,388.2	1,501.9

Income (loss) from operations	0.7	29.3	(234.2)	75.3

Interest expense	(1.7)	(0.1)	(2.9)	(2.0)
Interest income	—	—	—	—

Income (loss) before income taxes	(1.0)	29.2	(237.1)	73.3

Income tax (benefit)	(1.6)	8.4	(53.0)	25.7

Net income (loss)	$0.6	$20.8	$(184.1)	$47.6

Earnings per share (Note 9):

Basic:
Earnings per share	$0.02	$0.60	$(5.30)	$1.37

Weighted average shares outstanding	34,787,301	34,699,916	34,760,659	34,573,114

Diluted:
Earnings per share	$0.02	$0.59	$(5.30)	$1.36

Weighted average shares outstanding	34,787,301	34,847,401	34,760,659	34,728,999

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies and the adoption of FASB Accounting Standards Codification Topic 260-10-45 “Earnings Per Share”. See the Notes to Condensed Consolidated Financial Statements for further information.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009

(Unaudited)

(in millions, except share amounts)	Common Shares	Common Stock and Paid-in- Capital	Accumulated Deficit (as adjusted) 1/	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 26, 2008	34,940,620	$300.5	$(30.2)	$0.1	$270.4

Net loss			(184.1)		(184.1)
Other comprehensive loss				(0.3)	(0.3)

Total comprehensive loss			(184.1)	(0.3)	(184.4)

Stock based compensation		1.9			1.9
Issuance (forfeiture) of restricted stock	(12,000)
Tax impact of vesting of restricted stock		(0.6)			(0.6)
Repurchase and retirement of common stock	(21,569)	(0.1)			(0.1)

Balance at September 30, 2009	34,907,051	$301.7	$(214.3)	$(0.2)	$87.2

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

Total comprehensive income (loss) for the three months ended September 30, 2009 and September 19, 2008 was $0.5 million and $20.8 million, respectively. Total comprehensive income for the nine months ended September 19, 2008 was $47.6 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(in millions)	Sept. 30, 2009	Sept. 19, 2008
		(as adjusted) 1/
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income (loss)	$(184.1)	$47.6

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5.2	4.5
Gain on sale of property, equipment and other assets	(2.2)	(0.9)
Deferred taxes	(47.5)	2.6
Goodwill impairment charge	200.4	—
Stock based compensation expense	1.9	1.4
Excess tax benefit from exercise of stock options	—	(0.2)
Changes in operating assets and liabilities:
Accounts receivable, net	14.5	(23.1)
Prepaid expenses and other	(0.7)	0.3
Accounts payable and other accrued liabilities	(8.2)	18.5
Other	(0.1)	(0.8)

Net cash (used in) provided by operating activities	(20.8)	49.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7.2)	(14.7)
Proceeds from software license amendment	22.5	—
Proceeds from sales of property, equipment and other assets	2.6	1.0

Net cash provided by (used in) investing activities	17.9	(13.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit agreement, net of debt issuance costs	8.0	(20.0)
Debt issuance costs paid to third parties	(1.4)	—
Proceeds from exercise of stock options	—	3.0
Excess tax (loss) benefit from exercise of stock options	—	0.2
Dividends paid to shareholders	(5.2)	(15.6)
Repurchase and retirement of Pacer common stock	(0.1)	(0.4)
Debt and capital lease obligation repayment	(0.2)	(0.1)

Net cash provided by (used in) financing activities	1.1	(32.9)

Effect of exchange rate changes on cash	—	(0.3)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.8)	3.0

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	5.0	6.7

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3.2	$9.7

1/	Prior period amounts have been adjusted due to a change in revenue recognition policies. See the Notes to Condensed Consolidated Financial Statements for further information.

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

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value.

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

Earnings per share (Note 10):
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

NOTE 3. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In its Quarterly Report on Form 10-Q for the period ended September 30, 2009 (the “Original Form 10-Q”), filed with the SEC on November 9, 2009, the Company classified the amounts outstanding under its Amended and Restated Credit Agreement (the “A&R Credit Agreement”) (see Note 4 for further discussion of this agreement) as long-term debt on its September 30, 2009, quarterly unaudited condensed consolidated balance sheet, but the Company has now determined that such amounts should have been classified as a current liability as discussed below. The A&R Credit Agreement is an asset-backed revolving credit facility that required the Company to establish a lock-box arrangement under which all qualified cash receipts received on any day are to be applied to outstanding borrowings under the A&R Credit Agreement. On October 19, 2009, after the close of the Company’s fiscal quarter ended September 30, 2009, the lock-box arrangements were implemented as required by the A&R Credit Agreement.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In connection with the preparation of the Company’s financial statements for the year ended December 31, 2009, management of the Company has engaged in a further review of the lock-box arrangements. ASC 470-10-45-5A indicates that when such lock-box arrangements exist, that fact alone requires that all outstanding amounts under a revolving credit facility such as the A&R Credit Agreement should be classified as a current liability.

As a result of such reviews on January 19, 2010, the Company concluded that under ASC 470-10-45-5A the existence of the lock-box requirement requires that amounts outstanding under the A&R Credit Agreement should be classified as a current liability on its consolidated balance sheet and should have been so classified as a current liability at September 30, 2009. Accordingly, the Company has restated its unaudited quarterly condensed consolidated balance sheet at September 30, 2009 to reflect amounts outstanding under the A&R Credit Agreement as of such date as a current liability. This restatement does not affect the unaudited condensed consolidated statements of operations for the three- or nine-months ended September 30, 2009, the unaudited condensed consolidated statements of cash flows or the unaudited condensed consolidated statement of stockholders’ equity for the nine-months ended September 30, 2009, nor does this restatement impact any of the Company’s consolidated financial statements for any periods prior to September 30, 2009. Furthermore, the terms of the A&R Credit Agreement have not been changed, including its maturity date of April 2012, and the foregoing restatement has had no impact on the Company’s borrowing availability under the A&R Credit Agreement. The amount available under the A&R Credit Agreement pursuant to its borrowing base formula was $38.1 million at September 30, 2009.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth the effect of the restatement on the September 30, 2009 balance sheet (in millions).

	September 30, 2009
	As Previously Reported	Adjustment	As Restated
Condensed Consolidated Balance Sheet Information:

Current liabilities
Current maturities of debt and capital leases	$0.3	$54.4	$54.7
Book overdraft	6.1	—	6.1
Accounts payable and accrued liabilities	155.2	—	155.2

Total current liabilities	161.6	54.4	216.0

Long-term liabilities
Long-term debt and capital leases	54.5	(54.4)	0.1
Other	1.3	—	1.3

Total long-term liabilities	55.8	(54.4)	1.4

Total liabilities	$217.4	$—	$217.4

NOTE 4. DEBT AND CAPITAL LEASES

On August 28, 2009, the Company entered into the A&R Credit Agreement with Bank of America, N.A., as Administrative Agent and Swing Line Lender, the letter of credit issuers parties thereto, the lenders parties thereto, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, which replaced the Credit Agreement dated April 5, 2007 (the “2007 Credit Agreement”).

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

The A&R Credit Agreement required the Company to establish a lock-box arrangement under which all qualified daily cash receipts are to be applied on the next business day to outstanding borrowings under the A&R Credit Agreement. On October 19, 2009, after the close of the Company’s fiscal quarter ended September 30, 2009, the lock-box arrangements were activated as required by the Credit Agreement. ASC 470-10-45, “Debt”, specifically ASC 470-10-45-5A, indicates that when such lock-box arrangements exist, that fact alone requires that all outstanding borrowings under a revolving credit facility such as the A&R Credit Agreement are to be classified as a current liability. See Note 3 of the Condensed Consolidated Financial Statements regarding the restatement of our Condensed Consolidated Balance Sheet as of September 30, 2009 as a result of the implementation of the lock-box arrangements.

Debt and capital lease obligations are summarized as follows (in millions):

	September 30, 2009	December 26, 2008
A&R Credit Agreement (5.1%; expires April 5, 2012)	$54.4	$44.0
Capital lease obligations	0.4	0.6

Total	54.8	44.6
Less current portion of the Credit Agreement	54.4	—
Less current portion of capital lease obligations	0.3	0.3

Long-term portion	$0.1	$44.3

NOTE 5. PROPERTY AND EQUIPMENT

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

NOTE 7. LONG-TERM INCENTIVE PLANS

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

The second claim, related to domestic shipments in 48- and 53-ft. containers, has been in an early stage of development. As of the quarter ended September 30, 2009, the information available to the Company did not indicate that it was probable that a liability had been incurred as of such date, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if the claim were resolved against it. Accordingly, the Company did not accrue any liability for this claim in its financial statements at and for the quarter ended September 30, 2009. UP’s calculation of the dollar amount of retroactive rate adjustments for these domestic big box shipments that it claimed from the Company, for the period from January 1, 2005, through June 30, 2009 (based on the latest information available to us), was approximately $140 million. As disclosed in Note 12 “Subsequent Events,” this claim has been settled in connection with the new arrangements entered into between the Company and UP on November 3, 2009, and the Company did not ascribe any value to the settlement.

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

NOTE 9. SEGMENT INFORMATION

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

1/	Included in capital expenditures for the third quarter of 2008 is $3.7 million related to the licensing and implementation of the SAP software project ($3.4 million intermodal segment, $0.2 million logistics segment, and $0.1 million corporate, respectively). There were no capital expenditures related to the licensing and implementation of the SAP project during the third quarter of 2009. For the first nine months of 2009 and 2008, cash capital expenditures includes a total of $4.6 million and $11.6 million, respectively, related to the licensing and implementation of the SAP software project ($4.1 million and $10.5 million in the intermodal segment, $0.2 million and $0.8 million in the logistics segment, and $0.3 million and $0.3 million in corporate, respectively). See Note 5. “Property and Equipment” for details about the SAP project and capitalized software write-off.
2/	Included in loss from operations for the intermodal and logistics segments nine-month period ended September 30, 2009 is a goodwill impairment charge of $169.0 million and $31.4 million, respectively.
3/	Intermodal and consolidated amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit (see Note 2).

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

NOTE 11. INCOME TAXES

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 9, 2009 for the Original Form 10-Q and January 25, 2010, the date the restated financial statements were issued.

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

In connection with the New Arrangements, UP and Pacer agreed to settle all outstanding claims and counterclaims between them relating to Pacer’s domestic big box shipments under the Existing Agreement, including, as described in Note 8 “Commitments and Contingencies,” UP’s claim for retroactive rate adjustments of approximately $140 million for the period from January 1, 2005, through June 30, 2009 (the latest available date) and Pacer’s claims for breach alleging UP’s breach of the Existing Agreement.

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

The New Commercial Agreement has a multi-year term and thereafter will automatically renew for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. In connection with the agreements and arrangements described above, including the amendment of the Existing Agreement, UP paid Pacer $30 million. The $30 million payment, expected to be recognized as other income in the fourth quarter 2009, was used to pay down outstanding borrowings under our credit facility on November 4, 2009.

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

Amended Filing. This Quarterly Report on Form 10-Q/A amends and restates our unaudited Condensed Consolidated Balance Sheet at September 30, 2009 to restate the amounts outstanding under our A&R Credit Agreement from long-term to current. The A&R Credit Agreement is an asset-backed revolving credit facility that required the Company to establish a lock-box arrangement under which all qualified cash receipts received on any day are to be applied on the next business day to outstanding borrowings under the A&R Credit Agreement. On October 19, 2009, after the close of the Company’s fiscal quarter ended September 30, 2009, the lock-box arrangements were implemented as required by the Credit Agreement. In connection with the preparation of our financial statements for the year ended December 31, 2009, management has engaged in a further review of the lock-box arrangements regarding the appropriate classification of the amounts outstanding under the A&R Credit Agreement and the proper treatment of cash receipts under the foregoing lock-box arrangements under ASC 470-10-45 “Debt,” including specifically ASC 470-10-45-5A, and other relevant accounting literature. ASC 470-10-45-5A indicates that when such lock-box arrangements exist, that fact alone requires that all outstanding borrowings under a revolving credit facility such as the A&R Credit Agreement should be classified as a current liability.

As a result of such reviews on January 19, 2010, the Company concluded that under ASC 470-10-45-5A amounts outstanding under the A&R Credit Agreement should be classified as a current liability on our consolidated balance sheet at September 30, 2009. Accordingly, as discussed in Note 3 to the Condensed Consolidated Financial Statements, we have restated our unaudited quarterly condensed consolidated balance sheet at September 30, 2009 to reflect amounts outstanding under the A&R Credit Agreement as of such date as a current liability. This restatement impacts the Condensed Consolidated Balance Sheet by reclassifying $54.4 million of debt to current from long-term as of September 30, 2009, as well as reduces the amount of reported working capital at September 30, 2009 from $56.9 million (as reported before the restatement) to $2.5 million. In addition, Notes 4 and 12 to the Condensed Consolidated Financial Statements, the contractual obligation table included in this MD&A and the Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2009 included in Exhibit 99.1 to the Form 10-Q/A “Pro Forma Condensed Consolidated Financial Statements” are also impacted.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report are discussed in Item 1A of the 2008 Annual Report and in Part II. Item 1A of this Quarterly Report on Form 10-Q/A and of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and includes:

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements we make. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements we make will occur or, if any of them do, what impact they will have on our consolidated results of operations, financial condition and cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in our 2008 Annual Report and in Part II – “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q/A and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q/A and our other filings with the SEC.

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

We will also continue to service our north/south Mexico automotive business and international ocean carrier business, including ARC repositioning services, under the terms of our legacy agreement with UP through its October 11, 2011 expiration date. The new arrangements with UP, however, also establish terms and conditions that apply after that date to provide us with a continued exclusive position on the UP network with regard to our offering of products and services to meet international steamship line customers’ needs in conjunction with and in addition to the UP rail transportation product; and we are continuing to work with UP on our north/south automotive arrangements beyond the term of the legacy agreement. See Note 12 “Subsequent Events” of the Condensed Consolidated Financial Statements for additional information with respect to these new arrangements with UP.

We used the $30 million payment we received from UP on November 3, 2009 to pay down outstanding borrowings under our credit facility. We expect such payment will be fully recognized as other income in our consolidated financial statements in the fourth quarter of 2009.

Amended Credit Facility. On August 28, 2009, we entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as Administrative Agent and Swing Line Lender, the letter of credit issuers parties thereto, the lenders parties thereto, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager. The A&R Credit Agreement, which maintains the original maturity of April 5, 2012, provides for a revolving credit facility of up to $125 million. For further information, see “Liquidity and Capital Resources” and Note 4 of the Condensed Consolidated Financial Statements.

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

Cost Reductions. In view of the significant effect that the current economic recession has had on the transportation needs of customers and on our industry in general, we are continuing to take further steps to reduce costs and conserve cash while also seeking to simplify and streamline our organization without sacrificing the quality of service delivery. Since the end of 2008 and through the first nine months of 2009, we have reduced employment through attrition or severance, including through the sale of truck services assets, by 425 people and recorded $4.3 million in severance expense, and, as reported in our first and second quarter reports, reduced wage levels for the remaining personnel by up to 10% and discontinued the 401(k) company matching contributions, effective in April 2009. In addition, we had previously discontinued our $0.15 per share quarterly cash dividend in order to conserve cash. These measures will remain in effect until our financial performance improves. With the implementation of the SAP finance and accounting modules throughout our business units, we have completed the consolidation of our cartage accounting functions in Dublin, Ohio, and we are in the process of consolidating additional decentralized accounting functions. As described in Note 6 to our Condensed Consolidated Financial Statements, we plan to further reduce our workforce, consolidate operations and offices, and will record additional charges in the fourth quarter of 2009 for costs associated with these activities. These charges, which when combined with charges already incurred, are expected to range from $4.5 million to $5.0 million and consist of severance and lease termination costs. In addition, we are implementing additional actions that are expected to result in approximately $12 million in additional annualized SG&A savings in response to the new arrangements with UP.

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

Reconciliation of GAAP Financial Results to Adjusted Financial Results Excluding the Goodwill Impairment Charge

For the Nine-Months Ended September 30, 2009 and September 19, 2008

(in millions, except share and per share amounts)

	Nine Months Ended September 30, 2009				Nine Months Ended	2009 (as adjusted)
Item	GAAP Results	Adjustments		Adjusted Results	September 19, 2008 4/	vs 2008 (actual) Variance
Income (loss) from operations – Intermodal	$(184.5)	$169.0	1/	$(15.5)	$96.8	$(112.3)
Loss from operations – Logistics	(36.3)	31.4	2/	(4.9)	(0.7)	(4.2)
Loss from operations – Corporate	(13.4)	—		(13.4)	(20.8)	7.4

Income (loss) from operations – Total	(234.2)	200.4		(33.8)	75.3	(109.1)
Interest expense, net	2.9	—		2.9	2.0	0.9

Income/(loss) before income taxes	(237.1)	200.4		(36.7)	73.3	(110.0)
Income tax (benefit)	(53.0)	39.2	3/	(13.8)	25.7	(39.5)

Net income/(loss)	$(184.1)	$161.2		(22.9)	$47.6	$(70.5)

Diluted earnings/(loss) per share	$(5.30)	$4.64		$(0.66)	$1.36	$(2.02)

Weighted average shares outstanding	34,787,301	34,787,301		34,787,301	34,728,999	(58,302)

1/	Intermodal segment goodwill impairment charge.
2/	Logistics segment goodwill impairment charge.
3/	Actual tax impact of the goodwill impairment charge excluding the permanent difference.
4/	Amounts have been adjusted to conform to the current completed service method of revenue and cost recognition for our Stacktrain business unit and the application of ASC Topic 260-10-45, “Earnings Per Share” (see Notes 1 and 2 of the Notes to Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash (used in)/generated by operating activities was $(20.8) million and $49.9 million for the nine month periods ended September 30, 2009 and September 19, 2008, respectively. The decrease in cash provided by operating activities was due primarily to lower income from operations in the 2009 period, as well as decreased accounts payable and accrued liabilities including higher performance bonus payments in the 2009 period compared to the 2008 period, partially offset by decreases in accounts receivable. Partially offsetting the decreased cash flow from operating activities was a tax refund of $8.5 million in the 2009 period compared to tax payments of $24.6 million during the 2008 period. Our use of cash from operating activities for the nine-months ended September 30, 2009 has been funded by our revolving credit facility. For the three-months ended September 30, 2009, we generated $7.9 million in cash from operating activities. Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures and fund any dividends that we may declare, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make or repurchase common stock, if re-authorized by our Board. We utilize a revolving credit facility in lieu of maintaining large cash reserves. In general, we prefer to reduce debt and minimize our interest expense rather than to maintain large cash balances and incur increased interest costs. We had working capital of $2.5 million and $42.2 million at September 30, 2009 and September 19, 2008, respectively. The decline in working capital was due primarily to the classification of $54.4 million of debt as current debt on the balance sheet at September 30, 2009.

Our operating cash flows are typically the primary source for funding our contractual obligations. The table below summarizes our major commitments as of September 30, 2009 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (restated)	$54.4	$54.4	$—	$—	$—
Capitalized lease obligation	0.4	0.3	0.1	—	—
Interest on debt	10.8	4.3	6.5	—	—
Operating leases	338.9	82.1	134.7	94.6	27.5
Equipment obligation	11.2	1.2	3.2	3.2	3.6
Volume incentives	3.6	3.6	—	—	—
APL IT agreement	110.9	10.9	22.1	22.7	55.2
SAP IT agreements	15.2	6.9	7.2	1.1	—
Other IT agreements	5.2	2.3	2.1	0.8	—
Human resources agreements	0.9	0.4	0.5	—	—
Income tax contingencies	0.6	0.6	—	—	—
Severance liability	1.4	1.4	—	—	—
Purchased transportation	24.1	24.1	—	—	—

Total	$577.6	$192.5	$176.4	$122.4	$86.3

Debt is the amount outstanding on our A&R Credit Agreement which we entered into in August 2009. As a result of the lock-box arrangements under the A&R Credit Facility, amounts outstanding thereunder at September 30, 2009 are classified as a current liability on our Condensed Consolidated Balance Sheet pursuant to ASC 470-10-45-5A. See below for a further description of the A&R Credit Agreement and the lock-box arrangements. The capital lease obligations were incurred in 2008 and are related to our SAP software project. Cash interest expense on debt was estimated using current rates as of September 30, 2009 for all periods based upon the current outstanding balance through April 5, 2012, the maturity date of the A&R Credit Agreement. The majority of the operating lease obligations relates to our intermodal segment’s lease of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $36.3 million in the first nine months of 2009, and $47.9 million in the first nine months of 2008. The equipment obligation is our estimate of operating lease payments on 110 trucks, but yet to be financed. Volume incentives (which are recorded as a reduction of revenues in our condensed consolidated financial statements) relate to amounts payable to companies that ship on our Stacktrain unit that are projected to meet certain volume shipping commitments for the year 2009. Our APL IT agreement is a long-term contract expiring in May 2019. The amounts in the table above are based on the contractual annual increases in costs of this agreement through expiration. The agreement, however, is cancelable by us on 120 days notice without penalty. Accordingly, upon any such termination, our obligation under the contract would be limited to only $3.6 million. The SAP IT agreement reflects commitments for on-going maintenance and support, to SAP and other parties. See the discussion below for further information on the SAP software project. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and IT licensing, hosting and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. Income tax contingencies relate to uncertain tax positions, including accrued interest, as of September 30, 2009. The severance liability relates to amounts to be paid related to our current cost reduction activities and our 2007 severance and facility exit program. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at period-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

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

The A&R Credit Agreement required that we establish a lock-box arrangement under which all qualified daily cash receipts are to be applied on the next business day to outstanding borrowings under the A&R Credit Agreement. On October 19, 2009, after the close of the Company’s fiscal quarter ended September 30, 2009, the lock-box arrangements were implemented as required by the A&R Credit Agreement. ASC 470-10-45, “Debt,” specifically ASC 470-10-45-5A, indicates that when such lock-box arrangements exist, that fact by itself requires that all outstanding borrowings under a revolving credit agreement such as the A&R Credit Agreement are to be classified as a current liability. See Note 3 of the Condensed Consolidated Financial Statements regarding the restatement of our Condensed Consolidated Balance Sheet as of September 30, 2009 as a result of the implementation of the lock-box arrangements.

Management believes that the Company will continue to be able to borrow under the A&R Credit Agreement to fund its operations over the remaining term of the A&R Credit Agreement.

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

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q/A we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q/A, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

In connection with the restatement set forth in this Form 10-Q/A, our management evaluated if the misclassification of amounts outstanding under the A&R Credit Agreement from long-term to current resulted from a control deficiency. Our management concluded that a deficiency did not exist. In reaching this conclusion, management considered the results of its overall assessment of the Company’s financial reporting process and controls as well as the specific procedures and controls undertaken by financial management to evaluate the application of GAAP in determining the appropriate classification of amounts outstanding under the A&R Credit Agreement. Financial management performed a thorough evaluation of the GAAP relevant to the A&R Credit Agreement and initially concluded, as reflected in the Company’s Form 10-Q for the fiscal quarter ended September 30, 2009 (the “Original Form 10-Q”), that the amounts outstanding should be classified as long-term. Subsequently while evaluating disclosures relevant to the credit agreement for its annual reporting process, our management determined the long-term classification to be inappropriate based on reconsideration of how the related lock-box arrangements affect the application of GAAP. While we considered that our internal controls over financial reporting did not prevent a material misstatement of the Original Form 10-Q, we also considered that this matter involved interpretation of a relatively narrow GAAP topic. After evaluation, our management concluded that this exception to the operating effectiveness of our financial reporting controls would not be considered a control deficiency given the relevant facts and circumstances.

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

In addition to the information on risk factors set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q/A and in Part I – “Item 1A. Risk Factors” to the Company’s 2008 Annual Report and in Part II – Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, investors should carefully consider the following risks. Except as set forth below and in Part II “Item 1A. Risk Factors” of the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2009, there have been no material changes from the risk factors previously described in Pacer’s 2008 Annual Report on Form 10-K.

Changes in our agreements with UP are expected to adversely affect our revenues and may compress margins and reduce our results of operation.

As discussed in Note 12 of the Condensed Consolidated Financial Statements and the MD&A, we have entered into agreements with UP under which, among other things, the rates, terms and conditions of the legacy contract between Pacer and UP will no longer apply to our domestic big box shipments and rates payable by Pacer to UP for domestic big box shipments will gradually adjust over a two-year period to “market” rates. We anticipate that the effect of these new arrangements with UP will be that the domestic big box business that we currently handle for IMC customers on the UP network will transition away from us, although such transition is at the discretion of the IMC. In addition to the loss of revenues from IMC big box traffic, the transition of these IMC volumes will change our historical equipment flows, requiring us to intensify efforts to match freight between origins and destinations and undertake further efforts to maintain equipment balance. Lower pricing to maintain equipment flows, higher empty repositioning charges and similar activities related to equipment balance may also compress margins.

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

In addition, in October 2011, the rates we pay under the legacy UP agreement for specified international customer (i.e., ocean carrier) shipments (20-, 40- and 45-foot containers) expire. Although the new arrangements with UP establish terms and conditions that will apply after October 11, 2011 to provide Pacer with a continued exclusive position on the UP network with regard to offering services to meet ocean carrier customers’ needs in conjunction with and in addition to the UP rail transportation service, our revenues and margins from the international line of business may decline. Similarly, the rates we pay UP under the legacy agreement for our automotive line of business shipments (which primarily move between the United States and Mexico) remain in effect through expiration of that agreement, and we are continuing to discuss with UP our arrangements for continuing in this automotive business after October 2011. Depending on the results of those negotiations, including the rates to be applicable for UP transportation for this automotive line of business, our results of operations could be adversely affected.

The borrowing base formula under our A&R Credit Agreement could limit the amount of borrowings available to us thereunder and may limit our flexibility to react to industry or economic conditions.

On August 28, 2009, we entered into the A&R Credit Agreement which provides for a $125 million revolving credit facility subject to increase to $175 million if certain conditions are met. While the A&R Credit Agreement is expected to adequately provide for our capital needs, the amount of borrowings available to us thereunder is subject to a detailed borrowing base formula which is determined on a daily basis by reference to the amount of our outstanding borrowings (including outstanding letters of credit), 85% of our eligible accounts receivable and equipment, an availability reserve and an availability block, each as defined in the A&R Credit Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 4 of the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on
Form 10-Q/A for a more detailed description of the borrowing base formula. As a result, changes in the amount of our eligible account receivables and equipment or the value thereof could limit the amount of borrowings available to us under the facility and thus our liquidity. In addition, the amount of the availability reserve is subject to increase at the reasonable discretion of the Administrative Agent which could further limit the amount of our available borrowings and our liquidity. If outstanding borrowings (including outstanding letters of credit) exceed the available borrowing base at any time, we must immediately repay any borrowings in excess of the borrowing base (or in some cases cash collateralize outstanding letters of credit). In such event we may not have available other sources of liquidity to make such payment which would result in an event of default under the A&R Credit Agreement allowing the lenders thereunder to declare all borrowing under the facility to be immediately due and payable. Due to these terms, from time to time we may experience liquidity and capital constraints which could limit our flexibility to react to industry or economic conditions or changes in our business and operating results. At September 30, 2009, $38.1 million was available under the A&R Credit Agreement pursuant to the borrowing base formula, net of $54.4 million in outstanding loans and $24.4 million of outstanding letters of credit.

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

As discussed in Note 12 of the Condensed Consolidated Financial Statements and in the MD&A, we entered into new agreements with UP on November 3, 2009, under which the rates and other terms and conditions of our legacy contract with UP will no longer apply to domestic big box (48- and 53-ft. container) shipments tendered by Pacer for transportation by UP. As a result of these new arrangements with UP, we anticipate that, over the next 60 to 90 days, all or a significant portion of the domestic east/west big box shipments that we currently handle on behalf of IMC customers on the UP network will transition away from us, although such transition is at the discretion of the IMC. Under a separate agreement, we have entered into a fleet sharing arrangement with UP that allows UP customer access to Pacer’s equipment fleet. In connection with the foregoing agreements, UP paid Pacer $30 million.

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

The unaudited pro forma condensed consolidated financial statements should be read in conjunction with Pacer’s consolidated financial statements contained in its 2008 Annual Report on Form 10-K for the fiscal year ended December 26, 2008 and in its Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2009, in each case as filed with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement dated August 28, 2009 and made by Pacer International, Inc., each of its domestic subsidiaries, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, Bank of America, N.A., as Swing Line Lender and Administrative Agent, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.2	Amended and Restated Security Agreement dated August 28, 2009 and made by Pacer International, Inc. and each of its domestic subsidiaries in favor of the Administrative Agent (for the benefit of the Secured Parties). (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.3	Amendment to Guaranty dated August 28, 2009 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.4	Amendment to Pledge Agreement, dated as of August 28, 2009, between each Pledgor named in the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Pro Forma Condensed Consolidated Financial Statements

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: January 25, 2010	By:	/s/ D. W. AVRAMOVICH
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2010	By:	/s/ B.C. KANE
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