Form 10-Q
period 2010-03-31
PACER INTERNATIONAL INC
filed 2010-05-07
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common stock, $.01 par value per share	34,952,551 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED MARCH 31, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$4.3	$2.8
Accounts receivable, net of allowances of $3.7 million and $3.8 million, respectively	148.3	152.3
Prepaid expenses and other	26.6	27.2
Deferred income taxes	1.1	1.0

Total current assets	180.3	183.3

Property and equipment
Property and equipment at cost	109.6	107.7
Accumulated depreciation	(65.6)	(64.5)

Property and equipment, net	44.0	43.2

Other assets
Deferred income taxes	35.5	35.1
Other assets	15.6	14.3

Total other assets	51.1	49.4

Total assets	$275.4	$275.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of debt and capital leases	$24.5	$23.3
Book overdraft	3.2	4.5
Accounts payable and other accrued liabilities	144.4	144.7

Total current liabilities	172.1	172.5

Long-term liabilities
Other	6.2	5.9

Total long-term liabilities	6.2	5.9

Total liabilities	178.3	178.4

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares authorized, 34,952,551 and 34,904,051 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	0.4	0.4
Additional paid-in-capital	301.8	301.5
Accumulated deficit	(204.8)	(204.3)
Accumulated other comprehensive loss	(0.3)	(0.1)

Total stockholders’ equity	97.1	97.5

Total liabilities and stockholders’ equity	$275.4	$275.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
(in millions, except share and per share data)
Revenues	$363.7	$358.6

Operating expenses:
Cost of purchased transportation and services	299.6	297.4
Direct operating expenses (excluding depreciation)	23.3	32.9
Selling, general and administrative expenses	38.8	49.3
Goodwill impairment charge (Note 1)	—	200.4
Depreciation and amortization	1.4	1.7

Total operating expenses	363.1	581.7

Income (loss) from operations	0.6	(223.1)

Interest expense	(1.3)	(0.3)
Interest income	—	—

Loss before income taxes	(0.7)	(223.4)
Income tax benefit	(0.2)	(46.0)

Net loss	$(0.5)	$(177.4)

Loss per share (Note 7):

Basic:
Loss per share	$(0.01)	$(5.11)

Weighted average shares outstanding	34,787,301	34,739,745

Diluted:
Loss per share	$(0.01)	$(5.11)

Weighted average shares outstanding	34,787,301	34,739,745

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2010

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in millions, except share amounts)
Balance at December 31, 2009	34,904,051	$301.9	$(204.3)	$(0.1)	$97.5
Net loss	—	—	(0.5)	—	(0.5)
Other comprehensive loss	—	—	—	(0.2)	(0.2)

Total comprehensive loss			(0.5)	(0.2)	(0.7)
Stock based compensation	—	0.3	—	—	0.3
Issuance (forfeiture) of restricted stock	48,500	—	—	—	—

Balance at March 31, 2010	34,952,551	$302.2	$(204.8)	$(0.3)	$97.1

Total comprehensive loss for the three months ended March 31, 2009 was $(177.8) million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(0.5)	$(177.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1.4	1.7
Gain on sale of property, equipment and other assets	(0.1)	(0.3)
Initial gain on sale lease-back transaction	(0.3)	—
Deferred taxes	(0.5)	(27.5)
Goodwill impairment charge	—	200.4
Stock based compensation expense	0.3	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	4.0	9.9
Prepaid expenses and other	0.6	(24.8)
Accounts payable and other accrued liabilities	(2.0)	(8.4)
Other long-term assets	(1.3)	(1.6)
Other long-term liabilities	(1.1)	0.4

Net cash provided by (used in) operating activities	0.5	(27.1)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2.7)	(3.2)
Net proceeds from sale lease-back transaction	2.4	—
Proceeds from sales of property, equipment and other assets	0.1	0.4

Net cash used in investing activities	(0.2)	(2.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit agreement	1.3	35.0
Dividends paid to shareholders	—	(5.2)
Debt and capital lease obligation repayment	(0.1)	(0.1)

Net cash provided by financing activities	1.2	29.7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.5	(0.2)
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2.8	5.0

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4.3	$4.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three-month periods ended March 31, 2010 and March 31, 2009 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”). See “Change in Accounting Policies” below for a description of a change in revenue and cost recognition to completed service from percentage of completion for the Company’s Stacktrain business unit.

Before 2009, the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following completion of the implementation of the SAP America, Inc. (“SAP”) accounting modules software during the first quarter 2009, the Company’s and the Stacktrain business unit’s fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the Company’s first quarter 2009 results. Accordingly, Stacktrain data included in the intermodal segment financial comparisons in this report reflect 90 days for the first quarter of 2010 compared to 95 days for the first quarter of 2009.

Principles of Consolidation

The condensed consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three-month periods ended March 31, 2010 and March 31, 2009 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

Change in Accounting Policies

In January 2009, our Stacktrain business unit implemented the general ledger module of SAP software which had been implemented by all other Pacer business units during 2008. With the SAP implementation and change from a fiscal year to a calendar year basis, the Company, on January 1, 2009, retrospectively changed the Stacktrain method of revenue and cost recognition to the completed service method in order to conform to other Pacer business units.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include costs of purchased transportation and services, allowance for doubtful accounts, and valuation of deferred income taxes. Actual results could differ from those estimates.

Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value.

Business and Industry Segments

Pacer is an asset-light North American freight transportation and logistics services provider that facilitates the movement of freight from origin to destination through its intermodal and logistics segments. The logistics segment provides highway brokerage, truck services (through August 17, 2009, see below), warehousing and distribution, international ocean shipping and freight forwarding, and supply chain management services. The intermodal segment offers intermodal transportation through Pacer Stacktrain (cost-efficient, two-tiered ramp to ramp rail transportation for containerized shipments), Pacer Cartage (local trucking) and Pacer Transportation Solutions (door-to-door service combining rail and truck transportation). Intermodal segment revenues are divided into two products based on the channel of distribution: wholesale (intermodal transportation services sold to international shipping companies and transportation intermediaries other than our rail brokerage operation and performed by our Stacktrain and cartage units) and retail (intermodal transportation services sold primarily to beneficial cargo owners by our retail brokerage unit which arranges the transportation to be performed by a combination of our Stacktrain and cartage operations as well as by third party transportation providers). Accordingly, the wholesale product includes all revenues recognized by our cartage and Stacktrain operations on shipments tendered by transportation intermediaries other than our rail brokerage operation, and the retail product represents all revenues recognized by our rail brokerage unit for transportation services arranged by the unit, whether through Stacktrain, Cartage or other underlying transportation providers.

On November 3, 2009, the Company entered into new multi-year agreements with Union Pacific Railroad Company (“Union Pacific”) covering domestic big box (48- and 53-ft. container) shipments tendered by Pacer for transportation by Union Pacific. The new arrangements, among other things:

•

settled all outstanding claims and counterclaims between Union Pacific and Pacer relating to domestic big box shipments under the Company’s legacy agreement with Union Pacific (see Note 5 for information relating to an additional claim by Union Pacific);

•

provide for a gradual adjustment over a two-year period to “market” rates of rates payable by the Company for Union Pacific’s transportation of domestic big box shipments and for continuation of the rates on competitive terms after October 11, 2011, the termination date of the Company’s legacy contract with Union Pacific; and

•

establish a fleet sharing arrangement that (i) allows Union Pacific customer access to the Company’s equipment fleet and grants the Company expanded access to Union Pacific’s equipment fleet, and (ii) contains a mechanism that allows the Company to adjust fleet size up or down in the future to address estimated changes in the Company’s equipment needs.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under the new arrangements with Union Pacific, which have a multi-year term and thereafter will automatically renew for one-year periods, substantially all of the wholesale east-west domestic big box business that the Company had historically handled on behalf of intermodal marketing company customers on the Union Pacific network had transitioned away from the Company by the end of the first quarter of 2010. The Company continues to provide north/south Mexico automotive business and international ocean carrier business, including avoided repositioning cost (or “ARC”) services under the terms of the legacy agreement with Union Pacific which expires on October 11, 2011.

On August 17, 2009, the Company closed the sale of certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc. to subsidiaries of Universal Truckload Services, Inc. (“UTSI”) under the Limited Asset Purchase Agreement signed on July 24, 2009.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At March 31, 2010 and December 31, 2009, accounts receivable included unbilled amounts of $19.5 million and $16.1 million, respectively.

Goodwill

The Company complies with Financial Accounting Standards Board (“FASB”) ASC Topic 350 “Intangibles – Goodwill and Other” and Topic 820 “Fair Value Measurements and Disclosures” to evaluate goodwill. Based on a combination of factors, including the continued, sustained decline in the Company’s stock price and market capitalization during the first quarter of 2009, and the operating results of the Company’s intermodal and logistics reporting units during that quarter, management concluded that a goodwill impairment triggering event had occurred in the first quarter of 2009 for purposes of ASC Topic 350, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, management concluded that the carrying value of each of the intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. Accordingly, the Company undertook the second step of the goodwill impairment analysis and determined that the implied fair value of each reporting unit’s goodwill was $0. As a result, management recorded a non-cash goodwill impairment charge of $200.4 million in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit).

The Company had allocated goodwill to the reporting units as shown in the table below as of December 26, 2008 and March 31, 2009 (in millions):

	Logistics Segment	Intermodal Segment	Total
Goodwill Balance at December 26, 2008	$119.3	$169.0	$288.3
Accumulated Impairment Losses	(87.9)	—	(87.9)

Net Balance at December 26, 2008	31.4	169.0	200.4

Goodwill Impairment 2009	(31.4)	(169.0)	(200.4)

Goodwill Balance at March 31, 2009	119.3	169.0	288.3
Accumulated Impairment Losses	(119.3)	(169.0)	(288.3)

Net Balance at March 31, 2009	$—	$—	$—

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

There were no additions or deletions to goodwill between March 31, 2009 and March 31, 2010.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 31, 2009	$(0.1)
Activity during 2010 (net of tax)	(0.2)

Balance at March 31, 2010	$(0.3)

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 updates FASB ASC Topic 855. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU 2010-09 in February 2010 did not have a material impact on the Company’s results of operations, financial condition or cash flows.

NOTE 2. DEBT AND CAPITAL LEASES

Debt and capital lease obligations are summarized as follows (in millions):

	March 31, 2010	December 31, 2009
A&R Credit Agreement (6.0%; expires April 5, 2012)	$24.3	$23.0
Capital lease obligations	0.2	0.3

Total	24.5	23.3
Less current portion of the Credit Agreement	24.3	23.0
Less current portion of capital lease obligations	0.2	0.3

Long-term portion	$—	$—

On August 28, 2009, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with Bank of America, N.A., as Administrative Agent and Swing Line Lender, the letter of credit issuers parties thereto, the lenders parties thereto, and Banc of America Securities, LLC, as Sole Lead Arranger and Sole Book Manager, which replaced the Credit Agreement dated April 5, 2007.

Under the borrowing base formula determined as of March 31, 2010, $42.3 million was available under the A&R Credit Agreement, net of $24.3 million in outstanding loans, $22.7 million of outstanding letters of credit and a $3.5 million availability block (discussed below). The outstanding loan amount has been reduced and the availability amount has been increased by $16.6 million for cash deposited into the lenders lock-box on March 31, 2010 and applied to the repayment of outstanding loans on April 1, 2010. As of March 31, 2010, borrowings under the A&R Credit Agreement bore a weighted average interest rate of 6.0% per annum. The Company borrowed a net $1.3 million under the credit facility and repaid $0.1 million of capital lease obligations during the three-months ended March 31, 2010. The net book value of equipment under capital lease was $0.2 million at March 31, 2010.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The A&R Credit Agreement, which maintains the original maturity of April 5, 2012, provides for a revolving credit facility of up to $125 million (including a $35 million letter of credit facility and a $10 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met). Borrowing under the facility is determined on a daily basis as calculated under a borrowing base formula, determined on a monthly basis, equal to the lesser of (a) $125 million less the sum of substantially all obligations under outstanding letters of credit (the “L/C Reserve”) and an amount equal to the availability block (described below), or (b) an amount equal to (i) the sum of (x) 85% of the eligible accounts receivables and (y) 85% of eligible earned but unbilled accounts receivable up to $17.5 million and (z) the lesser of (I) 80% of the net liquidation value of eligible owned railcars and chassis and (II) $25.0 million, which lesser amount is reduced monthly by $250,000 beginning September 30, 2009 (or $1,750,000 at March 31, 2010), minus (ii) the availability reserve (described below).

The availability block is $500,000 per month on a cumulative basis beginning September 30, 2009, except that commencing on the last day of the month following the reporting of the March 31, 2010 fixed charge coverage ratio (at which time the availability block will have reached $3.5 million) the availability block will cease to escalate and instead will be released in four successive equal monthly installments if, and only for so long as, the Company has achieved a fixed charge coverage ratio of greater than 1.25:1.00 for the preceding 12 month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009). If the availability block fixed charge coverage ratio is 1.25:1.00 or lower for any such period, the release of any block will be suspended, and the availability block will recommence at the rate of $500,000 per month which will be added to any then existing availability block. As of March 31, 2010, the availability block was $3.5 million.

The availability reserve is the sum of (i) the L/C Reserve, (ii) reserves established by the Administrative Agent in its reasonable discretion for bank products extended to the Company and its subsidiaries by any lender party to the A&R Credit Agreement (such as foreign exchange and cash management services), (iii) obligations of the Company and its subsidiaries secured by liens that are senior to the liens under the A&R Credit Agreement, (iv) the availability block then in effect, and (v) such additional reserves established by the Administrative Agent in its reasonable discretion from time to time. As of March 31, 2010, the availability reserve was $26.2 million, comprised of $22.7 million in L/C Reserve and $3.5 million in availability block.

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

Until the delivery of financial statements and a compliance certificate with respect to the period ended March 31, 2010, borrowings under the A&R Credit Agreement bear interest, at the Company’s option, at a base rate plus a margin of 3.75% per annum, or at a Eurodollar rate plus a margin of 4.75% per annum. Following delivery of such financial statements and compliance certificate, the margin may decline to 3.50% on base rate loans or 4.50% on Eurodollar rate loans if the Company’s fixed charge coverage ratio is greater than 1.50:1.00 for the preceding 12-month period (or for periods ending prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month). The base rate is the highest of the prime lending rates of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.0%, or the federal funds rate plus  1/2 of 1%.

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

The fixed charge coverage ratio requires the Company to maintain as of the end of each month a minimum ratio for the preceding 12-month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month) of 1.25:1.00. At March 31, 2010, the Company was in compliance with the covenants of the A&R Credit Agreement, with a fixed charge coverage ratio of 3.22x. The fixed charge coverage ratio is the ratio of (a) EBITDA (defined as net income plus interest, income taxes, depreciation and amortization expense, non-recurring expenses reducing such net income which do not represent a cash item in the relevant or any future period, non-cash charges or expenses related to equity plans or stock option awards, payroll taxes on exercise of stock options, operating losses associated with Pacer Transport, Inc. (capped at $500,000), and non-recurring operational restructuring charges incurred before August 28, 2010 (capped at $2 million in any three-month period and $5 million in total) minus income tax credits and non-cash items increasing net income) to (b) fixed charges (cash interest expense, regularly scheduled principal payments on or redemptions or similar acquisitions for value of borrowed money, income taxes paid in cash, and capital expenditures (other than those financed with borrowed money other than under the A&R Credit Agreement)).

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

The A&R Credit Agreement limits the Company’s annual capital expenditures to $8.1 million for 2010 and $6.5 million for each year thereafter.

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

During 2010, the Company continued its organizational simplification and workforce reduction initiatives which began in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations into a centralized operational headquarters based in Dublin, Ohio with two regional operations centers to be located in Los Angeles, California and Jacksonville, Florida. During the three-month period ended March 31, 2010, the Company reduced its workforce by 10 positions. By the end of 2010, the Company plans to eliminate additional positions and to consolidate additional office locations.

During the three-month period ended March 31, 2010, the Company recorded costs associated with these activities of $1.4 million ($0.2 million on the intermodal segment and $1.2 million on the corporate segment) included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At March 31, 2010, $2.3 million of severance costs were accrued in Accounts Payable and Other Accrued Liabilities on the Condensed Balance Sheet. All severance and lease termination costs associated with these activities will result in future cash expenditures during 2010 and 2011. The table below shows 2010 severance program activity for the three-months ended March 31, 2010 (in millions).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Severance Program
	Accrued	Paid	Balance
Balance at 12/31/09	$7.2	$5.4	$1.8
2010 Activity	1.4	0.9	0.5

Balance at 3/31/10	$8.6	$6.3	$2.3

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At March 31, 2010, 2,121,250 shares under the 2006 Plan were available for issuance.

The table below details the Company’s stock based compensation activity for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.

	Three Months Ended
	March 31, 2010	March 31, 2009
Common Stock Options
Granted
@ $2.41 per share	—	12,000

Exercised	None	None

Canceled or Expired
@ $12.50 per share	9,400	—
@ $16.18 per share	—	1,200
@ $17.92 per share	—	600
@ $19.66 per share	8,000	—
@ $20.31 per share	1,500	—
@ $25.75 per share	—	3,000

Subtotal	18,900	4,800

Restricted Stock
Granted
@ $6.53 per share	50,000	—

Vested	None	None

Canceled or Expired
@ $27.64 per share	—	7,500
@ $22.41 per share	1,500	2,250

Subtotal	1,500	9,750

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

Union Pacific has asserted a claim against the Company for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers; the arbitration hearing is currently scheduled for November 2010. The information available to the Company at March 31, 2010 does not indicate that it is probable that a liability had been incurred as of the period ended March 31, 2010, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the period ended March 31, 2010. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

During the 2010 period, the Company entered into an amendment with a vendor to modify the volume commitment and related shortfall penalties established under the original agreement. Under the previous terms, the volume commitment was dependent upon volumes from previous periods. Under the amended terms, the volume commitment and related shortfall penalty is a fixed amount with a maximum exposure of $0.9 million.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents revenues from continuing operations generated by country or geographical area for the three-month periods ended March 31, 2010 and March 31, 2009 (in millions).

	Three Months Ended
	March 31, 2010	March 31, 2009
United States	$285.4	$312.4

Foreign Revenues

Mideast	33.4	7.9
Russia/China	11.9	6.6
Europe	9.6	8.5
Far East	7.4	6.2
Mexico	3.4	2.6
Canada	2.8	3.5
South America	2.8	2.5
Australia/New Zealand	2.7	2.8
Africa	1.0	1.1
All Other	3.3	4.5

Total Foreign Revenues	$78.3	$46.2

Total Revenues	$363.7	$358.6

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation. All material assets are located in the United States of America. For the three-month period ended March 31, 2010, the Company had two customers, each generating revenues in both reporting segments, that contributed more than 10% of total revenues (one contributed 14.5% and the other 14.4% of total revenues). The next largest contributing customer in the first quarter of 2010 generated 9.2% of total revenues. For the three-month period ended March 31, 2009, the Company had no customers contributing 10% or more of the Company’s total revenues. The increase in Mideast revenues in the first quarter of 2010 relates to government military shipments and the increase in Russia/China revenues is due to the opening of a new office in China which has increased imports to the U.S., both generated by our international unit.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three-month periods ended March 31, 2010 and March 31, 2009 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended March 31, 2010
Revenues	$264.2	$99.8	$—	$364.0
Inter-segment elimination	(0.3)	—	—	(0.3)

Subtotal	263.9	99.8	—	363.7
Income (loss) from operations	5.7	(0.3)	(4.8)	0.6
Depreciation	1.1	0.3	—	1.4
Capital expenditures	1.7	1.0	—	2.7

3 Months ended March 31, 2009
Revenues	$271.3	$87.6	$—	$358.9
Inter-segment elimination	(0.3)	—	—	(0.3)

Subtotal	271.0	87.6	—	358.6
Loss from operations 1/	(183.6)	(34.7)	(4.8)	(223.1)
Depreciation	1.3	0.3	0.1	1.7
Capital expenditures	2.6	0.5	0.1	3.2

1/ Included in loss from operations for the intermodal and logistics segments for the three-month period ended March 31, 2009 is a goodwill impairment charge of $169.0 million and $31.4 million, respectively.

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and as such they are not disclosed here.

NOTE 7. LOSS PER SHARE

The following table sets forth the computation of loss per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	March 31, 2010	March 31, 2009
Numerator:
Net loss (basic and diluted)	$(0.5)	$(177.4)
Income (loss) allocated to participating securities	—	—

Net loss available to common stockholders	$(0.5)	$(177.4)

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,787,301	34,739,745
Effect of dilutive securities:
Stock options/restricted stock	—	—

Denominator for earnings per share-diluted	34,787,301	34,739,745

Loss per share-basic	$(0.01)	$(5.11)

Loss per share-diluted	$(0.01)	$(5.11)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended March 31, 2010 and March 31, 2009, 523,521 shares and 525,837 shares were anti-dilutive, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our critical accounting policies, and the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 23, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report are discussed under “Item 1A. Risk Factors” of the 2009 Annual Report and include:

•	general economic and business conditions, including the continued effect of the current economic recession and the timing and strength of any economic recovery;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•

changes resulting from our new arrangements with Union Pacific Railroad Company (“Union Pacific”) that have reduced revenues and may compress margins, result in operational difficulties, and reduce our results of operation;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our legacy contracts as these expire (including our legacy contract with Union Pacific, expiring in 2011 which continues to apply to our automotive and international lines of business, and our legacy contract with CSX Intermodal (“CSX”), expiring in 2014);

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. This is especially important given the August 17, 2009 sale of certain assets of our truck services business unit and the new rail carrier transportation arrangements entered into on November 3, 2009 with Union Pacific, which, among other changes, has resulted in our intermodal marketing company customers transitioning their domestic east-west big box traffic away from us. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in the 2009 Annual Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Executive Summary

Since the end of 2009, Pacer has continued to make progress in establishing a strong foundation for future growth. We have increased overall revenues, operating income and cash flow from operations in the first quarter of 2010 as compared to the corresponding 2009 period notwithstanding the transition of the wholesale domestic east-west big box business we previously handled for intermodal marketing companies as discussed below. Income from operations for the 2010 period was $0.6 million compared to a loss from operations of $223.1 million for the 2009 period which included a $200.4 million non-cash goodwill impairment charge. Excluding the $200.4 million non-cash goodwill impairment charge recorded in the first quarter of 2009 and $1.4 million and $1.2 million of severance expense in the 2010 and 2009 periods, respectively, Pacer’s first quarter 2010 adjusted operating income improved by $23.5 million as compared to the 2009 period. Our cash flows from operations improved by $27.6 million in the 2010 period compared to the 2009 period. A reconciliation of GAAP financial results to adjusted financial results included in this Quarterly Report which exclude the impact of the goodwill impairment and severance charges is contained elsewhere in this Quarterly Report. In addition, our average employment level has been reduced by one-third, or 530 people, quarter-over-quarter through the combined impacts of severance activity, attrition, and the August 2009 sale of certain assets of our truck services unit.

Our intermodal segment recorded operating income of $5.7 million in the first quarter of 2010 compared to a loss of $183.6 million, which included a $169.0 million goodwill impairment charge, in the first quarter of 2009. Excluding the goodwill impairment charge in the first quarter of 2009 and $0.2 million and $0.7 million of severance expense in the 2010 and 2009 periods, respectively, intermodal segment adjusted income from operations improved $19.8 million to $5.9 million in the 2010 period compared to an adjusted loss of $13.9 million in the 2009 period. This improvement reflected strong automotive business coupled with quarter-over-quarter improvement in our retail intermodal product. As expected, under the new arrangements with Union Pacific, substantially all of the wholesale east-west domestic big box business that we have historically handled on behalf of intermodal marketing company customers on the Union Pacific network transitioned away from Pacer during the first quarter of 2010.

Our logistics segment recorded a $0.3 million operating loss for the first quarter 2010 compared to a $34.7 million loss, which included a $31.4 million goodwill impairment charge, in the 2009 period. Excluding the goodwill impairment and $0.5 million of severance expense in the 2009 period, loss from operations decreased $2.5 million to a $0.3 million loss in the 2010 period compared to an adjusted loss of $2.8 million in the 2009 period. This decreased operating loss reflected improved performance in each business unit.

Our debt level remains low at $24.5 million outstanding at March 31, 2010, and we are continuing to develop internally new transportation management and operations solutions systems to replace and enhance the systems currently provided by APL. We expect to complete the development and implementation efforts during the second quarter 2010.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding critical accounting policies, including the potential effect of specified deviations from certain management estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2009 Annual Report.

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

Deferred Tax Assets. At March 31, 2010, we have recorded net deferred tax assets of $36.6 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is approximately $93.8 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our Statement of Operations.

Goodwill. The Company complies with FASB ASC Topic 350 “Intangibles – Goodwill and Other” and Topic 820 “Fair Value Measurements and Disclosures” to evaluate goodwill. Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, and the operating results of our intermodal and logistics reporting units during that quarter, we concluded that a goodwill impairment triggering event had occurred in the first quarter of 2009 for purposes of ASC Topic 350, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. As a result, we recorded a non-cash goodwill impairment charge of $200.4 million in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit). After the charge, there was no remaining goodwill assigned to either the intermodal or logistics reporting units. For more information, see Note 1 to the Condensed Consolidated Financial Statements.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have presented financial information excluding our non-cash goodwill impairment write-off in the first quarter of 2009 as well as severance expenses in both the first quarter of 2010 and 2009. Management uses these non-GAAP measures in its analysis of the Company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of these charges provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth our historical financial data by reportable segment for the three months ended March 31, 2010 and March 31, 2009 (in millions).

	2010	2009	Change	% Change
Revenues
Intermodal	$264.2	$271.3	(7.1)	(2.6)%
Logistics	99.8	87.6	12.2	13.9
Inter-segment elimination	(0.3)	(0.3)	—	—

Total	363.7	358.6	5.1	1.4

Cost of purchased transportation and services
Intermodal	212.3	224.5	(12.2)	(5.4)
Logistics	87.6	73.2	14.4	19.7
Inter-segment elimination	(0.3)	(0.3)	—	—

Total	299.6	297.4	2.2	0.7

Direct operating expenses
Intermodal	23.3	32.9	(9.6)	(29.2)
Logistics	—	—	—	—

Total	23.3	32.9	(9.6)	(29.2)

Selling, general & administrative expenses
Intermodal	21.8	27.2	(5.4)	(19.9)
Logistics	12.2	17.4	(5.2)	(29.9)
Corporate	4.8	4.7	0.1	2.1

Total	38.8	49.3	(10.5)	(21.3)

Goodwill impairment write-off
Intermodal	—	169.0	(169.0)	(100.0)
Logistics	—	31.4	(31.4)	(100.0)
Corporate	—	—	—	—

Total	—	200.4	(200.4)	(100.0)

Depreciation and amortization
Intermodal	1.1	1.3	(0.2)	(15.4)
Logistics	0.3	0.3	—	—
Corporate	—	0.1	(0.1)	(100.0)

Total	1.4	1.7	(0.3)	(17.6)

Income (loss) from operations
Intermodal	5.7	(183.6)	189.3	(103.1)
Logistics	(0.3)	(34.7)	34.4	(99.1)
Corporate	(4.8)	(4.8)	—	—

Total	0.6	(223.1)	223.7	(100.3)

Interest (expense) income	(1.3)	(0.3)	(1.0)	333.3
Income tax benefit	(0.2)	(46.0)	45.8	(99.6)
Net loss	$(0.5)	$(177.4)	176.9	(99.7)%

Revenues. Revenues increased $5.1 million, or 1.4%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Intermodal segment revenues decreased $7.1 million, reflecting decreases in the wholesale intermodal product revenues partially offset by increased retail intermodal product revenues.

Revenues for our wholesale intermodal product of $177.2 million for the 2010 period declined 8.9% compared to the 2009 period, on overall volume declines of 22.0%. Domestic volume declined 67.1%, international volumes declined 11.0% while auto volumes increased 48.0%. The average freight revenue per container increased 16.8% in the 2010 period compared to the 2009 period due to the combination of rate increases and higher fuel surcharges. The domestic volume decline was due primarily to the implementation of the November 2009 Union Pacific arrangements which, as contemplated, resulted in the transition of most of the east-west big box business away from us during the 2010 period. Revenues associated with the transitioned business were $57.8 million in the 2009 period. During the 2010 period, this business generated revenues of $12.5 million. The international volume decline was due primarily to reduced shipments from one international shipper. Auto volumes increased from all of the auto manufacturers we serve. We expect that temporary plant shut-downs for re-tooling which typically begin at the end of the second quarter and into the third quarter and the April 1, 2010 shutdown of the New United Motor Manufacturing, Inc. (“NUMMI”) joint venture between General Motors and Toyota, will adversely impact third quarter volumes and beyond. The average fuel surcharge in effect during the 2010 period was 20.7% compared to 12.7% during the 2009 period.

Revenues for our retail intermodal product of $87.0 million for the 2010 period increased 13.3% compared to the 2009 period, on an overall volume increase of 11.2% between periods. The average freight revenue per container increased 1.9% for the 2010 period due primarily to the higher fuel surcharge.

Revenues in our logistics segment increased $12.2 million, or 13.9%, in the 2010 period compared to the 2009 period reflecting the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time, combined with increased revenues in our international and warehousing and distribution units. Our truck services unit revenues were $20.4 million in the 2009 period. Revenues in our international unit increased 80.0% due primarily to increased military shipments coupled with increased import volumes from China during the 2010 period. Our warehousing and distribution unit’s revenues increased 6.0% due primarily to higher warehouse and local trucking volumes during the 2010 period. Revenues in our logistics solutions unit (highway brokerage and supply chain services combined) were comparable between periods.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $2.2 million, or 0.7%, in the 2010 period compared to the 2009 period. The intermodal segment’s cost of purchased transportation and services decreased $12.2 million, or 5.4%, in the 2010 period compared to the 2009 period reflecting decreases in the wholesale intermodal product principally due to the shift of east-west big box business away from us. $1.4 million of the intermodal decrease reflects the amortization of a portion of the $11.3 million deferred gain we recognized under the Union Pacific arrangements entered into in the fourth quarter of 2009. Under those arrangements, our cost of purchased transportation and services in the intermodal segment in future periods will be negatively affected as the rail rates we pay Union Pacific for big box domestic shipments continue to gradually increase to “market” rates through the October 11, 2011 termination date of our legacy contract with Union Pacific. The amortization of the deferred gain is recorded as a reduction of the cost of purchased transportation and services because the $11.3 million deferred gain relates to these future increases in the cost of purchased transportation and services that will occur through October 11, 2011. The cost of purchased transportation related to the transitioned big box business was $62.9 million in the 2009 period. During the 2010 period, this business generated costs of $12.2 million before giving effect to the deferred gain amortization. Partially offsetting the wholesale intermodal decrease were increased costs in the retail intermodal product related to the increased volumes noted above.

The overall transportation margin percentage, revenues less the cost of purchased transportation divided by revenues, for the intermodal segment increased from 17.2% in the 2009 period to 19.6% in the 2010 period. The increase was due to the combination of rate increases and the timing of fuel surcharges to customers compared to fuel related costs from transportation providers which adversely impacted the 2009 quarter.

Cost of purchased transportation and services in our logistics segment increased $14.4 million, or 19.7%, in the 2010 period compared to the 2009 period. The increase was due primarily to increased costs in our international unit related to the increase in military shipments and China import volumes during the 2010 period partially offset by the elimination of costs in our former truck services unit ($18.2 million in the 2009 period) as a result of the August 2009 sale of certain assets in that unit. The overall transportation margin percentage for our logistics businesses decreased from 16.5% in the 2009 period to 12.2% in the 2010 period. The decrease was due primarily to the truck services asset sale combined with lower margins on a higher amount of military shipments in our international unit.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $9.6 million, or 29.2%, in the 2010 period compared to the 2009 period due primarily to lower equipment lease, maintenance and repair costs related to a smaller fleet. At March 31, 2010, we utilized and maintained 10,115, or 37.8%, fewer containers and 10,182, or 34.5%, fewer chassis than at March 31, 2009. These reduced equipment amounts reflect the impact of Pacer equipment maintained and utilized by Union Pacific under the November 2009 Union Pacific arrangements. Union Pacific reimbursed us a net $3.8 million for container and chassis lease and maintenance costs associated with the equipment utilized by Union Pacific during the 2010 period. In addition, rail car lease costs were $0.3 million, or 4.9%, less during the 2010 period compared to the 2009 period. Also during the 2010 period, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded, as a reduction of lease expense, a gain of $0.3 million and deferred an additional gain of $2.1 million which will be amortized over the lease term.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $10.5 million, or 21.3%, in the 2010 period compared to the 2009 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2009 and continuing in 2010. Our average employment level declined by 530 people, or 33.9%, in the 2010 period compared to the 2009 period due to severance activities, the sale of certain assets of our truck services unit and attrition, and, when combined with the April 2009 across the board temporary salary reductions and discontinuation of the Company’s 401(k) plan matching expenses, resulted in reduced expense in the 2010 period. A total of $1.4 million in severance costs were incurred during the 2010 period, $1.2 million at corporate and $0.2 million in the intermodal segment. A total of $1.2 million of severance costs were incurred during the 2009 period, $0.7 million in the intermodal segment and $0.5 million in the logistics segment.

Goodwill Impairment Write-Off. Due to the continuing sustained decline in our stock price and market capitalization during the first quarter of 2009, and the operating results of our intermodal and logistics reporting units during the first quarter of 2009, we concluded that a goodwill impairment triggering event had occurred for purposes of ASC Topic 350 “Intangibles – Goodwill and Other,” in the first quarter of 2009 and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, we concluded that the carrying value of our intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. As a result, we recorded a non-cash impairment charge of $200.4 million during the first quarter of 2009. We recorded $169.0 million of the pre-tax charge in the intermodal reporting unit and $31.4 million in the logistics reporting unit.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.3 million, or 17.6%, in the 2010 period compared to the 2009 period due primarily to certain owned chassis utilized by our intermodal segment becoming fully depreciated during the 2010 period.

Income (Loss) From Operations. Income from operations increased $223.7 million from an operating loss of $223.1 million, including a $200.4 million goodwill impairment charge, in the 2009 period to operating income of $0.6 million in the 2010 period. Income (loss) from operations, adjusted to exclude the goodwill impairment charge in 2009 and severance expense in both periods, increased $23.5 million from an adjusted loss of $21.5 million in the 2009 period to an adjusted income of $2.0 million in the 2010 period. The primary drivers of the improvement were increased automotive business, increased retail intermodal business, the August 2009 sale of certain assets of our truck services unit and the impact of employment level and other cost reduction activity begun in 2009. See the table below reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment and severance charges.

Intermodal segment income from operations increased $189.3 million to income of $5.7 million from an operating loss of $183.6 million which included a $169.0 million goodwill impairment charge in 2009. Excluding the 2009 goodwill impairment charge and severance expense in both periods, intermodal segment income from operations increased $19.8 million to an adjusted income from operations of $5.9 million in the 2010 period from an adjusted loss of $13.9 million in the 2009 period. The primary drivers of the improvement were increased automotive business, increased retail intermodal business and the impact of employment level and other cost reduction activity begun in 2009.

Logistics segment loss from operations decreased $34.4 million to a loss of $0.3 million from a loss of $34.7 million which included a $31.4 million goodwill impairment charge in 2009. Excluding the 2009 goodwill impairment charge and the 2009 severance expense, logistics segment loss from operations improved $2.5 million to a loss of $0.3 million in the 2010 period compared to an adjusted loss of $2.8 million in the 2009 period. Each business unit recorded improved income from operations for the 2010 period compared to the 2009 period. In addition, the improvement was partially due to the August 2009 sale of certain assets of our truck services unit combined with the impact of employment level and other cost reduction activity begun in 2009.

Corporate expenses in the 2010 period were comparable to the 2009 period reflecting reduced labor costs substantially offset by $1.2 million of severance expense in the 2010 period.

Interest (Expense) Income. Interest (expense) income, increased by $1.0 million for the 2010 period compared to the 2009 period. The increase was due primarily to higher deferred loan fee amortization, letter of credit fees and interest rates resulting from our Amended and Restated Credit Agreement (the “A&R Credit Agreement”) which we executed in August 2009. See “Liquidity and Capital Resources” below. The average interest rate during the 2010 period was 5.7% compared to 2.0% during the 2009 period. Also, during the 2010 and 2009 periods a reduction of $0.1 million to expense was recorded for the capitalization of interest related to the new transportation management systems and SAP project, respectively. The outstanding debt balance at March 31, 2010 was $24.5 million compared to $79.5 million at March 31, 2009. We expect that in the second quarter of 2010 the interest rate we pay under our credit facility will be positively impacted by the lower margin that will be applicable to our borrowings as a result of our having achieved the required fixed charge coverage ratio necessary for a reduction in the margin.

Income Tax Benefit. We recorded an income tax benefit of $0.2 million in the 2010 period compared to an income tax benefit of $46.0 million in the 2009 period. The decrease was due to the change in income resulting primarily from the 2009 goodwill impairment charge.

Net Loss. Net loss decreased by $176.9 million from $177.4 million in the 2009 period to a net loss of $0.5 million in the 2010 period. Excluding the 2009 goodwill impairment charge and severance expense in both periods, adjusted net income increased by $12.9 million, from an adjusted net loss of $12.5 million in the 2009 period to an adjusted net income of $0.4 million in the 2010 period reflecting the increased income from operations (up $23.5 million) as discussed above, offset by increased interest expense (up $1.0 million) and higher income tax expense (up $9.6 million).

Reconciliation of GAAP Financial Results to Adjusted Financial Results For the Three-Months Ended

March 31, 2010 and March 31, 2009 (in millions, except share and per share amounts)

	First Quarter 2010				First Quarter 2009
	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Adjusted Variance 2010 vs 2009
Income (loss) from operations-Intmdl	$5.7	$0.2	1/	$5.9	$(183.6)	$169.7	4/	$(13.9)	$19.8
Loss from operations – Logistics	(0.3)			(0.3)	(34.7)	31.9	5/	(2.8)	2.5
Loss from operations – Corporate	(4.8)	1.2	2/	(3.6)	(4.8)	—		(4.8)	1.2

Income (loss) from operations – Total	0.6	1.4		2.0	(223.1)	201.6		(21.5)	23.5
Interest expense, net	1.3	—		1.3	0.3	—		0.3	1.0

Income (loss) before income taxes	(0.7)	1.4		0.7	(223.4)	201.6		(21.8)	22.5
Income tax (benefit)	(0.2)	0.5	3/	0.3	(46.0)	36.7	6/	(9.3)	9.6

Net income (loss)	$(0.5)	$0.9		$0.4	$(177.4)	$164.9		$(12.5)	$12.9

Diluted earnings (loss) per share	$(0.01)	$0.03		$0.01	$(5.11)	$4.75		$(0.36)	$0.37

Weighted average shares outstanding	34,787,301	34,813,072		34,813,072	34,739,745	34,739,745		34,739,745	73,327

1/ and 2/ Severance expense.

3/ Income tax impact.

4/ Intermodal segment goodwill impairment charge of $169.0 million plus severance expense of $0.7 million.

5/ Logistics segment goodwill impairment charge of $31.4 million plus severance expense of $0.5 million.

6/ Income tax impact.

Liquidity and Capital Resources

Cash generated by (used in) operating activities was $0.5 million and $(27.1) million for the three month periods ended March 31, 2010 and March 31, 2009, respectively. The increase in cash provided by operating activities was due primarily to the higher income from operations in the 2010 period, as well as decreases in accounts receivable, deferred taxes and prepaid expenses. Partially offsetting the increased cash flow from operating activities was a net tax refund of $0.8 million in the 2010 period compared to a tax refund of $2.5 million in the 2009 period

Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures and fund any dividends if declared by our Board, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make or repurchase common stock, if re-authorized by our Board. As required under our A&R Credit Agreement, qualified daily cash receipts are applied on the next business day to repay outstanding borrowings, and cash requirements on a daily basis are borrowed under the A&R Credit Agreement. We had working capital of $8.2 million and $81.9 million at March 31, 2010 and March 31, 2009, respectively. The decrease is due primarily to the current requirement to classify our bank borrowings as a current liability as a result of the lock-box arrangements under the A&R Credit Facility combined with the reduced level of accounts receivable and payable.

Our operating cash flows are typically the primary source for funding our contractual obligations. The table below summarizes our major commitments as of March 31, 2010 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$24.3	$24.3	$—	$—	$—
Capitalized lease obligation	0.2	0.2	—	—	—
Interest on debt	10.0	5.0	5.0	—	—
Operating leases	329.7	78.1	130.7	84.6	36.3
Volume incentives	2.1	2.1	—	—	—
APL IT agreement	2.7	2.7	—	—	—
SAP IT agreements	11.7	5.8	5.7	0.2	—
Other IT agreements	5.9	2.0	2.3	1.3	0.3
Human resources agreements	1.5	0.7	0.8	—	—
Severance liability	2.3	2.3	—	—	—
Purchased transportation	24.2	24.2	—	—	—

Total	$414.6	$147.4	$144.5	$86.1	$36.6

Debt is the amount outstanding under our A&R Credit Agreement which we entered into in August 2009. As a result of the lock-box arrangements under the A&R Credit Facility, amounts outstanding thereunder at March 31, 2010 are classified as a current liability on our consolidated balance sheet under ASC 470-10-45-5A. The capital lease obligations were incurred in 2008 and are related to our SAP software project. Cash interest expense on debt was estimated using current rates as of March 31, 2010 for all periods based upon the current outstanding balance through April 5, 2012, the maturity date of the A&R Credit Agreement.

The majority of the operating lease obligations relate to our intermodal segment’s lease of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $12.1 million in the 2010 period and $12.4 million in the 2009 period. Also partially offsetting the lease payment requirements are amounts payable by Union Pacific (not reflected in the table above) for the portion of our 53-foot container and chassis fleet allocated to Union Pacific under our new equipment arrangements. Union Pacific assumed the responsibility for greater numbers of containers and chassis in stages with full responsibility for its allocated portion of the fleet beginning on February 1, 2010. For the first quarter of 2010, equipment payments of $4.7 million, recorded as a reduction of lease expense in the statement of operations, were due from Union Pacific for containers and chassis utilized by Union Pacific. Some of the operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception. If we were to provide notice of non-renewal, the minimum lease payments (including the potential guaranteed portion of the residual value which may be payable) would be $89.0 million in less than one year period, $134.5 million for the 1 to 3 year period, $69.2 million for the 3 to 5 year period, and $24.7 million for the more than 5 year period above.

Volume incentives (which are recorded as a reduction of revenues in our consolidated financial statements) relate to amounts payable to companies that ship on our Stacktrain unit that met certain volume shipping commitments for the year 2009.

Our APL IT agreement is a long-term contract expiring in May 2019 and is cancelable by us on 120 days notice without penalty. We are currently working to develop internally new transportation management and operations solutions to replace and enhance the systems currently provided by APL. The new solutions are expected to include equipment management, pricing, billing and tracking and tracing applications. We expect to complete the development and implementation efforts during the second quarter of 2010. As permitted under the APL IT agreement we have notified APL that we intend to cease using its information technology services during the second quarter of 2010. Accordingly, the table shows our obligation through June 30, 2010.

The SAP IT agreement reflects commitments for ongoing maintenance and support to SAP and other parties. See the discussion below for further information on the SAP software project. The Other IT agreements reflect a telecommunications commitment for voice, data and frame relay services and IT licensing, hosting and maintenance commitments. The human resources agreements reflect our human resources benefit system and payroll processing contract. The severance liability relates to amounts to be paid related to our current cost reduction and lease termination activities. The purchased transportation amount reflects our estimate of the cost of transportation purchased by our segments that is in process at period-end but not yet completed and minimum container commitments to ocean carriers made by our non-vessel operating common carrier operation.

Cash flows used in investing activities were $0.2 million and $2.8 million for the three months ended March 31, 2010 and March 31, 2009, respectively. The 2010 cash capital expenditures included $1.7 million for the internally developed transportation management and operations solutions to replace the systems currently provided by APL and $1.0 million for normal computer replacement items. Also during the 2010 period, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded, as a reduction of lease expense, a gain of $0.3 million and deferred an additional gain of $2.1 million which will be amortized over the lease term. The 2009 cash capital expenditures included $2.6 million for the SAP software project and $0.6 million for normal computer replacement items and leasehold improvements. During the 2010 period, we retired and sold primarily 48-ft. chassis in our Stacktrain unit for proceeds of $0.1 million. During the 2009 period, we retired and sold primarily 48-ft. chassis in our Stacktrain unit for proceeds of $0.4 million.

Cash flows provided by financing activities were $1.2 million and $29.7 million for the 2010 and 2009 periods, respectively. During the 2010 period, we borrowed a net $1.3 million under the A&R Credit Agreement to support our operations, and repaid $0.1 million of capital lease obligations related to the SAP software project. As of March 31, 2010, borrowings under the A&R Credit Agreement bore a weighted average interest rate of 6.0% per annum. The net book value of equipment under capital lease was $0.2 million at March 31, 2010. During the 2009 period, we borrowed $35.0 million on our prior revolving credit facility to support our operations, paid the $5.2 million fourth quarter 2008 cash dividend, and repaid $0.1 million of capital lease obligations related to the SAP software project.

The A&R Credit Agreement, which maintains the original maturity of April 5, 2012, provides for a revolving credit facility of up to $125 million (including a $35 million letter of credit facility and a $10 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met). Under the borrowing base formula determined as of March 31, 2010, $42.3 million was available under the A&R Credit Agreement, net of $24.3 million in outstanding loans, $22.7 million of outstanding letters of credit and the $3.5 million availability block. The outstanding loan amount has been reduced and availability amount has been increased by $16.6 million for cash deposited into the lenders lock-box on March 31, 2010 and applied to the repayment of outstanding loans on April 1, 2010.

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

The availability block is $500,000 per month on a cumulative basis beginning September 30, 2009, except that commencing on the last day of the month following the reporting of the March 31, 2010 fixed charge coverage ratio (at which time the availability block will have reached $3.5 million) the availability block will cease to escalate and instead will be released in four successive equal monthly installments if, and only for so long as, we have achieved a fixed charge coverage ratio of greater than 1.25:1.00 for the preceding 12 month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009). If the availability block fixed charge coverage ratio is 1.25:1.00 of lower for any such period, the release of any block will be suspended, and the availability block will recommence at the rate of $500,000 per month which will be added to any then existing availability block. As of March 31, 2010, the availability block was $3.5 million.

The availability reserve is the sum of (i) the L/C Reserve, (ii) reserves established by the Administrative Agent in its reasonable discretion for bank products extended to us by any lender party to the A&R Credit Agreement (such as foreign exchange and cash management services), (iii) obligations of the Company and its subsidiaries secured by liens that are senior to the liens under the A&R Credit Agreement, (iv) the availability block then in effect, and (v) such additional reserves established by the Administrative Agent in its reasonable discretion from time to time. As of March 31, 2010, the availability reserve was $26.2 million, comprised of $22.7 million in L/C Reserve and $3.5 million in availability block.

Until the delivery of financial statements and a compliance certificate with respect to the period ending March 31, 2010, borrowings under the A&R Credit Agreement will bear interest, at the Company’s option, at a base rate plus a margin of 3.75% per annum, or at a Eurodollar rate plus a margin of 4.75% per annum. Following delivery of such financial statements and compliance certificate, the margin may decline to 3.50% on base rate loans or 4.50% on Eurodollar rate loans if the Company’s fixed charge coverage ratio for the applicable period described below is greater than 1.50:1.00. We expect that in the second quarter of 2010 the interest rate we pay under our credit facility will be positively impacted by the lower margin that will be applicable to our borrowings as a result of our having achieved the required fixed charge coverage ratio necessary for a reduction in the margin. The base rate is the highest of the prime lending rates of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.0%, or the federal funds rate plus  1/2 of 1%.

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

The fixed charge coverage ratio requires the Company to maintain as of the end of each month a minimum ratio for the preceding 12-month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month) of 1.25:1.00 . At March 31, 2010, the Company was in compliance with the covenants of the A&R Credit Agreement, with a fixed charge coverage ratio of 3.22x. The fixed charge coverage ratio is the ratio of (a) EBITDA (defined as net income plus interest, income taxes, depreciation and amortization expense, non-recurring expenses reducing such net income which do not represent a cash item in the relevant or any future period, non-cash charges or expenses related to equity plans or stock option awards, payroll taxes on exercise of stock options, operating losses associated with Pacer Transport, Inc. (capped at $500,000), and non-recurring operational restructuring charges incurred before August 28, 2010 (capped at $2 million in any three-month period and $5 million in total) minus income tax credits and non-cash items increasing net income) to (b) fixed charges (cash interest expense, regularly scheduled principal payments on or redemptions or similar acquisitions for value of borrowed money, income taxes paid in cash, and capital expenditures (other than those financed with borrowed money other than under the A&R Credit Agreement)).

The A&R Credit Agreement limits the Company’s annual capital expenditures to $8.1 million for 2010 and $6.5 million for each year thereafter.

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

During the 2010 period, the intermodal segment returned 3,219 primarily 53-ft. leased containers, retired 1,172 primarily 53-ft owned containers, returned 447 leased chassis and retired 48 owned chassis. During the 2009 period, the intermodal segment returned 1,919 primarily 48-ft. and 53-ft. leased containers and received 802 new 53-ft. leased containers, returned 882 leased chassis and sold 280 owned chassis.

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855), Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 updates FASB ASC Topic 855. ASU 2010-09 removes the requirement to disclose the date through which an entity has evaluated subsequent events. The adoption of ASU 2010-09 in February 2010 did not have a material impact on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of March 31, 2010.

Based upon the average variable interest rate debt outstanding during the three months ended March 31, 2010, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.2 million on an annual basis.

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

Conclusion. Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A.	RISK FACTORS.

Information on risk factors is set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I – “Item 1A. Risk Factors” to the Company’s 2009 Annual Report. There have been no material changes from the risk factors previously described in Pacer’s 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION.

Our Board of Directors is divided into three classes that serve staggered three-year terms. At the 2010 Annual Meeting of Shareholders of Pacer International, Inc. held on May 4, 2010, the shareholders elected the following persons to the Company’s Board of Directors. Mr. Chantland was elected, by the votes indicated below, to serve until the 2012 Annual Meeting of Shareholders, or until his successor is elected and qualified. Mr. Avramovich, Mr. Coates and Mr. Giftos were elected, by the votes indicated below, to serve until the 2013 Annual Meeting of Shareholders, or until their successors are elected and qualified.

Name	For	Withheld
Dennis A. Chantland	22,806,585	584,026
Daniel W. Avramovich	22,814,427	576,184
J. Douglass Coates	22,777,832	612,779
P. Michael Giftos	20,328,521	3,062,090

Directors Robert Rennard and Robert F. Starzel will continue in office until the 2011 Annual Meeting and director Robert J. Grassi will continue in office until the 2012 Annual Meeting.

By a vote of 29,360,056 for, 90,907 against and 14,106 abstaining, the shareholders ratified the Board of Director’s selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010. There were no broker non-votes on this matter.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement dated March 29, 2010 between Pacer International and Michael A. Burns. * +

10.2	Employment Agreement dated March 29, 2010 between Pacer International and John J. Hafferty. * +

10.3	Separation Agreement and Release of Claims between Pacer International and Marc Jensen. * +

10.4	Separation Agreement and Release of Claims between Pacer International and Brian C. Kane. * +

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: May 7, 2010	By:	/s/ Daniel W. Avramovich
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ John J. Hafferty
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated March 29, 2010 between Pacer International and Michael A. Burns

10.2	Employment Agreement dated March 29, 2010 between Pacer International and John J. Hafferty

10.3	Separation Agreement and Release of Claims between Pacer International and Marc Jensen.

10.4	Separation Agreement and Release of Claims between Pacer International and Brian C. Kane.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.