Form 10-Q
period 2010-06-30
PACER INTERNATIONAL INC
filed 2010-08-05
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-49828

PACER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-0935669
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

6805 Perimeter Drive

Dublin, OH 43016

Telephone Number (614) 923-1400

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Common stock, $.01 par value per share	34,920,300 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED JUNE 30, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$5.0	$2.8
Accounts receivable, net of allowances of $3.5 million and $3.8 million, respectively	168.6	152.3
Prepaid expenses and other	15.0	27.2
Deferred income taxes	2.4	1.0

Total current assets	191.0	183.3

Property and equipment
Property and equipment at cost	109.4	107.7
Accumulated depreciation	(64.9)	(64.5)

Property and equipment, net	44.5	43.2

Other assets
Deferred income taxes	36.0	35.1
Other assets	15.8	14.3

Total other assets	51.8	49.4

Total assets	$287.3	$275.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of debt and capital leases	$16.7	$23.3
Book overdraft	3.9	4.5
Accounts payable and other accrued liabilities	162.3	144.7

Total current liabilities	182.9	172.5

Long-term liabilities
Other	6.1	5.9

Total long-term liabilities	6.1	5.9

Total liabilities	189.0	178.4

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares Authorized 34,920,300 and 34,904,051 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	0.4	0.4
Additional paid-in-capital	301.6	301.5
Accumulated deficit	(203.4)	(204.3)
Accumulated other comprehensive loss	(0.3)	(0.1)

Total stockholders’ equity	98.3	97.5

Total liabilities and stockholders’ equity	$287.3	$275.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(in millions, except share and per share data)
Revenues	$401.0	$376.7	$764.7	$735.3

Operating expenses:
Cost of purchased transportation and services	332.0	310.0	631.6	607.4
Direct operating expenses (excluding depreciation)	24.2	30.1	47.5	63.0
Selling, general and administrative expenses	40.2	46.6	79.0	95.9
Goodwill impairment charge (Note 1)	—	—	—	200.4
Depreciation and amortization	1.4	1.8	2.8	3.5

Total operating expenses	397.8	388.5	760.9	970.2

Income (loss) from operations	3.2	(11.8)	3.8	(234.9)

Interest expense	(1.2)	(0.9)	(2.5)	(1.2)

Income (loss) before income taxes	2.0	(12.7)	1.3	(236.1)

Income tax (benefit)	0.6	(5.4)	0.4	(51.4)

Net income (loss)	$1.4	$(7.3)	$0.9	$(184.7)

Earnings (loss) per share (Note 7):

Basic:
Earnings (loss) per share	$0.04	$(0.21)	$0.03	$(5.32)

Weighted average shares outstanding	34,804,155	34,755,660	34,795,750	34,747,513

Diluted:
Earnings (loss) per share	$0.04	$(0.21)	$0.03	$(5.32)

Weighted average shares outstanding	34,831,796	34,755,660	34,803,934	34,747,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2010

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in millions, except share amounts)
Balance at December 31, 2009	34,904,051	$301.9	$(204.3)	$(0.1)	$97.5

Net income	—	—	0.9	—	0.9
Other comprehensive loss	—	—	—	(0.2)	(0.2)

Total comprehensive income (loss)			0.9	(0.2)	0.7

Stock based compensation	—	0.7	—	—	0.7
Tax impact of vesting of restricted stock	—	(0.4)	—	—	(0.4)
Repurchase and retirement of common stock	(26,251)	(0.2)	—	—	(0.2)
Issuance (forfeiture) of restricted stock	42,500	—	—	—	—

Balance at June 30, 2010	34,920,300	$302.0	$(203.4)	$(0.3)	$98.3

Total comprehensive income (loss) for the three months ended June 30, 2010 and June 30, 2009 was $1.4 million and $(7.1) million, respectively. Total comprehensive loss for the six months ended June 30, 2009 was $(184.9) million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
(in millions)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$0.9	$(184.7)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2.8	3.5
Gain on sale of property, equipment and other assets	(0.2)	(0.7)
Gain on sale lease-back transaction	(0.4)	—
Deferred taxes	(2.3)	(34.0)
Goodwill impairment charge	—	200.4
Stock based compensation expense	0.7	1.4
Changes in operating assets and liabilities:
Accounts receivable, net	(16.3)	22.1
Prepaid expenses and other	12.2	(17.8)
Accounts payable and other accrued liabilities	16.3	(19.3)
Other long-term assets	(1.5)	0.1
Other long-term liabilities	(1.2)	0.3

Net cash provided by (used in) operating activities	11.0	(28.7)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4.9)	(5.5)
Net proceeds from sale lease-back transaction	2.4	—
Proceeds from software license amendment	—	22.5
Proceeds from sales of property, equipment and other assets	0.5	0.7

Net cash provided by (used in) investing activities	(2.0)	17.7

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit agreement	(6.4)	33.1
Dividends paid to shareholders	—	(5.2)
Repurchase and retirement of Pacer common stock	(0.2)	(0.1)
Debt and capital lease obligation repayment	(0.2)	(0.2)

Net cash provided by (used in) financing activities	(6.8)	27.6

NET INCREASE IN CASH AND CASH EQUIVALENTS	2.2	16.6
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2.8	5.0

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5.0	$21.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”). See “Change in Accounting Policies” below for a description of a change in revenue and cost recognition to completed service from percentage of completion for the Company’s Stacktrain business unit.

Before 2009, the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following completion of the implementation of the SAP America, Inc. (“SAP”) accounting modules software during the first quarter 2009, the Company’s and the Stacktrain business unit’s fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the Company’s first quarter 2009 results. Accordingly, Stacktrain data included in the intermodal segment financial comparisons in this report reflect 181 days for the first six months of 2010 compared to 186 days for the first six months of 2009.

Principles of Consolidation

The condensed consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three- and six-month periods ended June 30, 2010 and June 30, 2009 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

On November 3, 2009, Pacer entered into new multi-year agreements with Union Pacific Railroad Company (“Union Pacific”) covering domestic big box (48- and 53-ft. container) shipments tendered by Pacer for transportation by Union Pacific. The purpose of the new arrangements, which replaced various aspects of our legacy agreement with Union Pacific which expires in October 2011, was to extend on a multi-year basis beyond 2011 our strong relationship with one of our major transportation providers with a gradual transition from the legacy agreement rates to market-based rates for our domestic big box product, thereby resolving uncertainty concerning the potential impact that the October 2011 expiration of the legacy agreement would have had on that product. The new arrangements, among other things:

•

provide for a gradual adjustment over a two-year period to “market” levels of the rates we pay for Union Pacific’s transportation of domestic big box shipments and for continuation of the rates on competitive terms after the October 11, 2011 termination date of our legacy contract with Union Pacific;

•

establish a fleet sharing arrangement that allows Union Pacific customer access to our equipment fleet, grants us expanded access to Union Pacific’s EMP equipment fleet, and contains a mechanism that allows us to adjust the size of our fleet on Union Pacific up or down in the future to address estimated changes in our equipment needs; and

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•

settled all outstanding claims and counterclaims between Union Pacific and the Company relating to domestic big box shipments under our legacy agreement with Union Pacific (see Note 5 for information relating to an additional claim by Union Pacific).

In connection with the new arrangements we received a $30 million payment from Union Pacific on November 3, 2009. In the fourth quarter of 2009, $17.5 million (net of $1.2 million of chassis delivery costs written off) was recognized as other income and $11.3 million, which reflected our estimate of the rail cost increase under the new Union Pacific contract on purchased transportation costs over the remaining term of the Union Pacific legacy contract, is being amortized to costs of purchased transportation and services over that remaining term.

Under the new arrangements with Union Pacific, substantially all of the wholesale east-west domestic big box business that we had historically handled on behalf of intermodal marketing company (“IMC”) customers on the Union Pacific network had transitioned away from the Company by the end of the first quarter of 2010. This transition was a result of the new rate structure in the new Union Pacific contract which caused the Company to increase the rates it charged to its IMC customers, thereby becoming the catalyst for our IMC customers to transition their transportation requirements either directly to Union Pacific or to other transportation providers. For the six month periods ending June 30, 2010 and 2009, we recognized revenues of approximately $19.2 million and $122.5 million, respectively, from IMC customers in the domestic east-west big box business. The Company continues to offer to IMCs our domestic small box (20-, 40- and 45-ft. containers) transportation services, stand alone local drayage services through Pacer Cartage, Mexico big box transportation services and Eastern core transportation services (i.e., transportation within the Pacer’s eastern network only). In addition, we continue to offer IMC’s domestic east-west big box transportation services, though on a substantially reduced scale.

We also continue to service our north/south Mexico automotive business and international ocean carrier business, including avoided repositioning cost (or “ARC”) services, under the terms of our legacy agreement with Union Pacific through its October 11, 2011 expiration date. The new arrangements with Union Pacific, however, also establish terms and conditions that apply after that date to provide us with a continued exclusive position on the Union Pacific network with regard to our offering of products and services to meet international steamship line customers’ needs in conjunction with and in addition to the Union Pacific rail transportation product, and we are continuing to work with Union Pacific on our north/south Mexico automotive arrangements beyond the term of the legacy agreement.

On August 17, 2009, the Company closed the sale of certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc. to subsidiaries of Universal Truckload Services, Inc. (“UTSI”) under the Limited Asset Purchase Agreement signed on July 24, 2009.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At June 30, 2010 and December 31, 2009, accounts receivable included unbilled amounts of $19.7 million and $16.1 million, respectively.

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

There were no additions or deletions to goodwill between March 31, 2009 and June 30, 2010.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 31, 2009	$(0.1)

Activity during 2010 (net of tax)	(0.2)

Balance at June 30, 2010	$(0.3)

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2. DEBT AND CAPITAL LEASES

Debt and capital lease obligations are summarized as follows (in millions):

	June 30, 2010	December 31, 2009
A&R Credit Agreement (5.7%; expires April 5, 2012)	$16.6	$23.0
Capital lease obligations	0.1	0.3

Total	16.7	23.3
Less current portion of the Credit Agreement	16.6	23.0
Less current portion of capital lease obligations	0.1	0.3

Long-term portion	$—	$—

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

Under the borrowing base formula determined as of June 30, 2010, $73.1 million was available under the A&R Credit Agreement, net of $16.6 million in outstanding loans, $22.9 million of outstanding letters of credit and a $0.9 million availability block (discussed below). The outstanding loan amount has been reduced and the availability amount has been increased by $16.1 million for cash deposited into the lenders lock-box on June 30, 2010 and applied to the repayment of outstanding loans on July 1, 2010. As of June 30, 2010, borrowings under the A&R Credit Agreement bore a weighted average interest rate of 5.7% per annum. The Company repaid a net $6.4 million under the credit facility and repaid $0.2 million of capital lease obligations during the six-months ended June 30, 2010. The net book value of equipment under capital lease was $0.1 million at June 30, 2010.

The A&R Credit Agreement, which maintains the original maturity of April 5, 2012, provides for a revolving credit facility of up to $125 million (including a $35 million letter of credit facility and a $10 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met). Availability under the facility is determined on a daily basis as calculated under a borrowing base formula, determined on a monthly basis, equal to the lesser of (a) $125 million less the sum of substantially all obligations under outstanding letters of credit (the “L/C Reserve”) and an amount equal to the availability block (described below), or (b) an amount equal to (i) the sum of (x) 85% of the eligible accounts receivables and (y) 85% of eligible earned but unbilled accounts receivable up to $17.5 million and (z) the lesser of (I) 80% of the net liquidation value of eligible owned railcars and chassis and (II) $25.0 million, which lesser amount is reduced monthly by $250,000 beginning September 30, 2009 (or $2.5 million at June 30, 2010), minus (ii) the availability reserve (described below).

The availability block is $500,000 per month on a cumulative basis beginning September 30, 2009, except that commencing on the last day of the month following the reporting of the March 31, 2010 fixed charge coverage ratio (at which time the availability block had reached $3.5 million) the availability block would cease to escalate and instead would be released in four successive equal monthly installments if, and only for so long as, the Company has achieved a fixed charge coverage ratio of greater than 1.25:1.00 for the preceding 12 month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009). If the availability block fixed charge coverage ratio is 1.25:1.00 or lower for any such period, the release of any block will be suspended, and the availability block will recommence at the rate of $500,000 per month which will be added to any then existing availability block. Our fixed charge coverage ratio has exceeded 1.25:1.00 since the reporting of our March 31, 2010 ratio and, as a result, as of June 30, 2010, the availability block had been reduced to $0.9 million.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The availability reserve is the sum of (i) the L/C Reserve, (ii) reserves established by the Administrative Agent in its reasonable discretion for bank products extended to the Company and its subsidiaries by any lender party to the A&R Credit Agreement (such as foreign exchange and cash management services), (iii) obligations of the Company and its subsidiaries secured by liens that are senior to the liens under the A&R Credit Agreement, (iv) the availability block then in effect, and (v) such additional reserves established by the Administrative Agent in its reasonable discretion from time to time. As of June 30, 2010, the availability reserve was $23.8 million, comprised of $22.9 million in L/C Reserve and $0.9 million in availability block.

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

Through the delivery of financial statements and a compliance certificate with respect to the period ended March 31, 2010, borrowings under the A&R Credit Agreement bore interest, at the Company’s option, at a base rate plus a margin of 3.75% per annum, or at a Eurodollar rate plus a margin of 4.75% per annum. Following delivery of such financial statements and compliance certificate, the margin declines to 3.50% on base rate loans or 4.50% on Eurodollar rate loans if the Company’s fixed charge coverage ratio is greater than 1.50:1.00 for the preceding 12-month period (or for periods ending prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month). The reduced margin was applicable during the quarter ended June 30, 2010. The base rate is the highest of the prime lending rates of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.0%, or the federal funds rate plus  1/2 of 1%.

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

The fixed charge coverage ratio requires the Company to maintain as of the end of each month a minimum ratio for the preceding 12-month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month) of 1.25:1.00. At June 30, 2010, the Company was in compliance with the covenants of the A&R Credit Agreement, with a fixed charge coverage ratio of 5.67:1.00x. The fixed charge coverage ratio is the ratio of (a) EBITDA (defined as net income plus interest, income taxes, depreciation and amortization expense, non-recurring expenses reducing such net income which do not represent a cash item in the relevant or any future period, non-cash charges or expenses related to equity plans or stock option awards, payroll taxes on exercise of stock options, operating losses associated with Pacer Transport, Inc. (capped at $500,000), and non-recurring operational restructuring charges incurred before August 28, 2010 (capped at $2 million in any three-month period and $5 million in total) minus income tax credits and non-cash items increasing net income) to (b) fixed charges (cash interest expense, regularly scheduled principal payments on or redemptions or similar acquisitions for value of borrowed money, income taxes paid in cash, and capital expenditures (other than those financed with borrowed money other than under the A&R Credit Agreement)).

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

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

During 2010, the Company continued its organizational simplification and workforce reduction initiatives which began in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations into a centralized operational headquarters based in Dublin, Ohio with two regional operations centers located in Los Angeles, California and Jacksonville, Florida. During the six-month period ended June 30, 2010, the Company reduced its workforce by 36 positions. By the end of 2010, the Company plans to eliminate additional positions.

During the six-month period ended June 30, 2010, the Company recorded costs associated with these activities of $2.8 million ($1.2 million on the intermodal segment and $1.6 million on the corporate segment) included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At June 30, 2010, $3.3 million of severance costs were accrued in Accounts Payable and Other Accrued Liabilities on the Condensed Balance Sheet. All severance and lease termination costs associated with these activities will result in future cash expenditures during 2010 and the first half of 2011. The table below shows 2010 severance program activity for the six-months ended June 30, 2010 (in millions).

	Severance Program
	Accrued	Paid	Balance
Balance at 12/31/09	$7.2	$5.4	$1.8
2010 Activity	2.8	1.3	1.5

Balance at 6/30/10	$10.0	$6.7	$3.3

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At June 30, 2010, 1,774,695 shares under the 2006 Plan were available for issuance.

In June 2010, the Board of Directors granted long-term equity incentive awards to certain key employees and executive officers under the 2006 Plan. The long-term equity incentive awards are divided into two types: (1) restricted stock units, which vest in equal one-third increments on March 5, 2011, 2012

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and 2013, subject to the grantee’s continued employment by the Company on such vesting dates, and (2) performance stock units, which vest based on (i) the Company’s achievement of operating income targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2010, 2011 and 2012 and (ii) the continued employment of the grantee through March 5, 2013. Upon vesting, the restricted stock units and performance stock units (the “Units”) result in the issuance of shares of Pacer common stock after required tax withholdings. The holders of the Units do not have the rights of a shareholder, as such, and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of performance stock units earned will be based on the Company’s operating income performance for the periods ending December 31, 2010, 2011 and 2012.

During the three months ended June 30, 2010, the Company issued 88,140 restricted stock units and 264,418 performance stock units, which represents the total number of performance stock units to be earned by the grantees assuming that the Company’s actual operating income for each of the three performance periods equals 100% of the 2010, 2011 and 2012 performance targets. The actual number of units earned will be based on the actual operating income in each of the performance periods, ranging from 0% (if threshold performance of 75% of the operating income targeted is not met in any of the performance periods) to 200% (if the maximum performance of 125% of the operating income target is met or exceeded in each of the performance periods). The Units had a grant date fair value of $6.93 per share or $2.4 million.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

	Six Months Ended
	June 30, 2010	June 30, 2009
Common Stock Options
Granted
@ $2.41 per share	—	12,000
@ $3.08 per share	—	12,000

Subtotal	—	24,000

Exercised	None	None

Canceled or Expired
@ $5.00 per share		50,250
@ $12.50 per share	17,400	—
@ $16.18 per share	—	1,200
@ $17.92 per share	—	3,000
@ $19.66 per share	8,000	—
@ $20.31 per share	1,500	—
@ $25.75 per share	—	3,000
@ $35.17 per share	6,000	—

Subtotal	32,900	57,450

Restricted Stock
Granted
@ $6.53 per share	50,000	—

Vested
@ $7.83 per share	77,375	—
@ $3.08 per share	—	69,125

Canceled or Expired
@ $27.64 per share	—	7,500
@ $22.41 per share	1,500	4,500
@ $21.51 per share	6,000

Subtotal	7,500	12,000

Restricted Stock and Performance Stock Units
Granted
@ $6.93 per share	352,558	—
Vested	None	None
Canceled or Expired	None	None

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

Union Pacific has asserted a claim against the Company for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers; the arbitration hearing is currently scheduled for November 2010. The information available to the Company at June 30, 2010 does not indicate that it is probable that a liability had been incurred as of the period ended June 30, 2010, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

this claim in its financial statements at and for the period ended June 30, 2010. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

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

The following table presents revenues from continuing operations generated by country or geographical area for the three- and six-month periods ended June 30, 2010 and June 30, 2009 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
United States	$300.0	$323.9	$585.4	$636.3

Foreign Revenues

Mideast	38.4	15.1	71.8	23.0
Russia/China	19.4	7.2	31.3	13.8
Europe	12.2	7.7	21.8	16.2
Far East	10.4	6.7	17.8	12.9
Mexico	3.8	2.8	7.2	5.4
South America	3.8	1.5	6.6	4.0
Canada	3.7	3.3	6.5	6.8
Australia/New Zealand	2.4	2.0	5.1	4.8
Africa	1.3	0.4	2.3	1.5
All Other	5.6	6.1	8.9	10.6

Total Foreign Revenues	$101.0	$52.8	$179.3	$99.0

Total Revenues	$401.0	$376.7	$764.7	$735.3

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation. All material assets are located in the United States of America. For the three-month period ended June 30, 2010, the Company had one customer that contributed more than 10% of total revenues (10.9%). For the six-month period ended June 30, 2010, the Company had two customers, each generating revenues in both reporting segments, that contributed more than 10% of total revenues (one contributed 12.6% and the other 11.1% of total revenues, respectively). For the three- and six-month periods ended June 30, 2009, the Company had no customers contributing 10% or more of the Company’s total revenues. For the three- and six-month periods ended June 30, 2009, the largest customer contribution was 9.3% and 8.8% of the Company’s total revenues, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and six-month periods ended June 30, 2010 and June 30, 2009 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended June 30, 2010
Revenues	$280.4	$120.8	$—	$401.2
Inter-segment elimination	(0.2)	—	—	(0.2)

Subtotal	280.2	120.8	—	401.0
Income (loss) from operations	6.7	1.7	(5.2)	3.2
Depreciation	1.1	0.2	0.1	1.4
Capital expenditures	1.2	1.0	—	2.2

3 Months ended June 30, 2009
Revenues	$278.6	$98.7	$—	$377.3
Inter-segment elimination	(0.5)	(0.1)	—	(0.6)

Subtotal	278.1	98.6	—	376.7
Loss from operations	(5.7)	(1.4)	(4.7)	(11.8)
Depreciation	1.3	0.4	0.1	1.8
Capital expenditures	1.9	0.2	0.2	2.3

6 Months ended June 30, 2010
Revenues	$544.6	$220.6	$—	$765.2
Inter-segment elimination	(0.5)	—	—	(0.5)

Subtotal	544.1	220.6	—	764.7
Income (loss) from operations	12.4	1.4	(10.0)	3.8
Depreciation	2.2	0.5	0.1	2.8
Capital expenditures	2.9	2.0	—	4.9

6 Months ended June 30, 2009
Revenues	$549.9	$186.3	$—	$736.2
Inter-segment elimination	(0.8)	(0.1)	—	(0.9)

Subtotal	549.1	186.2	—	735.3
Loss from operations	(189.4)	(36.1)	(9.4)	(234.9)
Depreciation	2.7	0.7	0.1	3.5
Capital expenditures	4.5	0.7	0.3	5.5

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerator:
Net income (loss) (basic and diluted)	$1.4	$(7.3)	$0.9	$(184.7)
Income (loss) allocated to participating securities	—	—	—	—

Net income (loss) available to common stockholders	$1.4	$(7.3)	$0.9	$(184.7)

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,804,155	34,755,660	34,795,750	34,747,513
Effect of dilutive securities:
Stock options/restricted stock	27,641	—	8,184	—

Denominator for earnings per share-diluted	34,831,796	34,755,660	34,803,934	34,747,513

Earnings (loss) per share-basic	$0.04	$(0.21)	$0.03	$(5.32)

Earnings (loss) per share-diluted	$0.04	$(0.21)	$0.03	$(5.32)

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended June 30, 2010 and June 30, 2009, 474,059 shares and 515,874 shares were anti-dilutive, respectively. For the six-month periods ended June 30, 2010 and June 30, 2009, 543,653 shares and 514,388 shares were anti-dilutive, respectively.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, the expected impact of the new arrangements with Union Pacific Railroad Company (“Union Pacific”), financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report are discussed under “Item 1A. Risk Factors” of the 2009 Annual Report and include:

•	general economic and business conditions, including the continued effect of the current weak economic environment and the timing and strength of any economic recovery;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•	changes resulting from our new arrangements with Union Pacific that have reduced revenues and may compress margins, result in operational difficulties, and reduce our results of operation;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our legacy contracts as these expire (including our legacy contract with Union Pacific, expiring in 2011 which continues to apply to our automotive and international lines of business, and our legacy contract with CSX Intermodal (“CSX”), expiring in 2014);

•	our ability to borrow amounts under our credit agreement due to borrowing base limitations and/or to comply with the financial ratio and other covenants in our credit agreement;

•	increases in interest rates;

•	the loss of one or more of our major customers;

•	the success of our cost reduction initiatives in improving our operating results and cash flows;

•	the effect of the current weak economic environment and credit market disruption on our customers, including reduced transportation needs and an inability to pay us on time or at all;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	changes in, or the failure to comply with, government regulations;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	our ability to successfully defend or resolve customer and vendor rate and volume adjustment claims against us;

•	changes in international and domestic shipping patterns;

•	availability of qualified personnel;

•	selecting, developing and implementing applications and solutions to update or replace our diverse legacy systems;

•	increases in our leverage;

•	our ability to integrate acquired businesses; and

•	terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. This is especially important given the August 17, 2009 sale of certain assets of our truck services business unit and the new rail carrier transportation arrangements entered into on November 3, 2009 with Union Pacific, which, among other changes, has resulted in our intermodal marketing company customers having transitioned away from us substantially all of their domestic east-west big box traffic. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in the 2009 Annual Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Executive Summary

For the first six months of 2010, Pacer has continued to make progress in achieving its strategic objectives and improving its financial results. We have increased overall revenues, operating income and cash flow from operations in the second quarter and first six months of 2010 as compared to the corresponding 2009 periods notwithstanding the transition of substantially all of the wholesale domestic east-west big box business we previously handled for intermodal marketing companies as discussed below. Income from operations for the first six months of 2010 was $3.8 million compared to a loss from operations of $234.9 million for the 2009 period which included a $200.4 million non-cash goodwill impairment charge. Excluding the $200.4 million non-cash goodwill impairment charge recorded in the first quarter of 2009 and all severance expenses in the 2010 and 2009 periods, Pacer’s first six months of 2010 adjusted operating income improved by $38.7 million as compared to the 2009 period. Our cash flow from operations also continues to improve, and was $39.7 million more in the first six months of 2010 compared to the 2009 period. A reconciliation of GAAP financial results to adjusted financial results included in this Quarterly Report which exclude the impact of the goodwill impairment and severance charges is contained elsewhere in this Quarterly Report. In addition, our average employment level has remained steady since the first quarter of 2010, but is reduced by 31.0%, or 466 people, compared to the six-month average for 2009 through the combined impacts of severance activity, attrition, and the August 2009 sale of certain assets of our truck services unit. In July 2010, management rescinded the wage reduction that had been in effect since April 2009 due to the improving financial results.

Our intermodal segment recorded operating income of $6.7 million in the second quarter of 2010 compared to a loss of $5.7 million in the second quarter of 2009. This improvement reflected strong wholesale intermodal automotive and international business coupled with quarter-over-quarter improvement in our retail intermodal product. As expected, under the new arrangements with Union Pacific, substantially all of the wholesale east-west domestic big box business that we have historically handled on behalf of intermodal marketing company customers on the Union Pacific network transitioned away from Pacer during the first half of 2010 as a result of the increased rate structure for that business under the new arrangements.

Our logistics segment recorded a $1.7 million operating income for the second quarter 2010 compared to a $1.4 million loss in the 2009 period. Operating income for each business unit improved over the 2009 quarter. This segment also benefited from the elimination of losses incurred by our former truck services unit in the 2009 period.

Our debt level remains low at $16.7 million outstanding at June 30, 2010, and we are implementing internally-developed new transportation management and operations solutions systems to replace the systems currently provided by APL. Much of the implementation is complete, with all new shipments being handled through the replacement system during July 2010, and we expect to finish the implementation efforts during the third quarter of 2010.

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

Recognition of Revenue. We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details, including the rates charged for our services. Our transportation service revenue is recognized after the services have been completed, meaning delivery has occurred and the shipping terms of the contract have been satisfied. Our warehousing, distribution and supply chain services revenues are recognized as the storage or service is rendered.

Recognition of Cost of Purchased Transportation and Services. Both our intermodal and logistics segments estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. The amount to accrue on a load by load basis is based on current rate quotes or contracts with service providers. To the extent the actual costs differ from the estimates, the difference is recognized in the period in which the actual cost becomes known. Unexpected or significant future changes could result in a material impact to future results of operations.

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

Deferred Tax Assets. At June 30, 2010, we have recorded net deferred tax assets of $38.4 million and have not recorded a valuation reserve as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is approximately $98.5 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our Statement of Operations.

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

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures have presented financial information excluding our non-cash goodwill impairment write-off in the first quarter of 2009 as well as severance expenses in 2010 and 2009. Management uses these non-GAAP measures in its analysis of the Company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of these charges provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth our historical financial data by reportable segment for the three months ended June 30, 2010 and June 30, 2009 (in millions).

	2010	2009	Change	% Change
Revenues
Intermodal	$280.4	$278.6	$1.8	0.6%
Logistics	120.8	98.7	22.1	22.4
Inter-segment elimination	(0.2)	(0.6)	0.4	(66.7)

Total	401.0	376.7	24.3	6.5

Cost of purchased transportation and services
Intermodal	226.0	226.4	(0.4)	(0.2)
Logistics	106.2	84.2	22.0	26.1
Inter-segment elimination	(0.2)	(0.6)	0.4	(66.7)

Total	332.0	310.0	22.0	7.1

Direct operating expenses
Intermodal	24.2	30.1	(5.9)	(19.6)
Total	24.2	30.1	(5.9)	(19.6)

Selling, general & administrative expenses
Intermodal	22.4	26.5	(4.1)	(15.5)
Logistics	12.7	15.5	(2.8)	(18.1)
Corporate	5.1	4.6	0.5	10.9

Total	40.2	46.6	(6.4)	(13.7)

Depreciation and amortization
Intermodal	1.1	1.3	(0.2)	(15.4)
Logistics	0.2	0.4	(0.2)	(50.0)
Corporate	0.1	0.1	—	—

Total	1.4	1.8	(0.4)	(22.2)

Income (loss) from operations
Intermodal	6.7	(5.7)	12.4	(217.5)
Logistics	1.7	(1.4)	3.1	(221.4)
Corporate	(5.2)	(4.7)	(0.5)	10.6

Total	3.2	(11.8)	15.0	(127.1)

Interest (expense) income	(1.2)	(0.9)	(0.3)	33.3
Income tax (benefit)	0.6	(5.4)	6.0	(111.1)
Net income (loss)	$1.4	$(7.3)	$8.7	(119.2)%

Revenues. Revenues increased $24.3 million, or 6.5%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The following table sets forth the change in revenue and certain volumes by reportable segment for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 (in millions).

	Change	% Change
Revenues
Retail Intermodal	$12.7	15.1%
Wholesale Intermodal	(10.9)	(5.6)%

Total Intermodal	1.8	0.6%

Logistics	22.1	22.4%

Volumes
Retail Intermodal		5.4%
Wholesale Intermodal		(10.2)%

Total intermodal revenue increased $1.8 million, or 0.6%, from the prior year to $280.4 million. Revenue grew 6.1% from a higher fuel surcharge during the 2010 quarter and 1.4% from the effect of price/mix changes, offset in part by a 6.9% decline due to lower volume. The average fuel surcharge in effect across all intermodal customers during the 2010 period was 22.9% compared to 13.9% during the 2009 period.

Revenues for our retail intermodal product increased $12.7 million, or 15.1%, from the prior year to $97.1 million reflecting an increase in average revenue per container of 9.1% and an overall volume increase of 5.4%. The average freight revenue per container increased as the result of market pricing on new and existing business and higher fuel surcharge revenue. The volume increase was the result of our continued emphasis on retail customers and their integration into our network.

Revenues for our wholesale intermodal product decreased $10.9 million, or 5.6%, from the prior year to $183.3 million. The decrease in revenue was the result of an overall decline in volumes of 10.2%. Average freight revenue per container increased 4.1%, driven by a combination of price increases and higher fuel surcharge revenue. The transition of the east-west big box business away from us as a result of the November 2009 Union Pacific arrangements resulted in domestic wholesale volume declines of 74.8%. Revenues associated with the transitioned business were $64.7 million in the second quarter of 2009 as compared to revenues of $6.7 million in the corresponding 2010 period. Excluding the impact of the east-west big box business volumes, wholesale intermodal volumes increased 18.8%. International volumes increased 30.4%, due primarily to increased traffic from our steamship line customers who participated in the 2010 recovery of the ocean freight business, particularly from Asia. Auto volumes increased 68.2%, as our automotive customers increased shipments to support the continuing rebound in automotive production from 2009 levels throughout the first half of 2010. This increase was primarily driven by the introduction of new models and reduced new car inventories at U.S. dealerships. We expect this trend to continue throughout the remainder of 2010 as new car dealer inventories days are lower than they have been historically.

Revenues in our logistics segment increased $22.1 million, or 22.4%, in the 2010 period compared to the 2009 period primarily driven by increases in our international operations, partially offset by the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time. Our truck services unit revenues were $21.6 million in the 2009 period. The revenue increase in our international operations was due primarily to increased military shipments coupled with increased domestic export volumes during the 2010 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $22.0 million, or 7.1%, in the 2010 period compared to the 2009 period. The intermodal segment’s cost of purchased transportation and services decreased $0.4 million, or 0.2%, in the 2010 period compared to the 2009 period. The shift of domestic east-west big box business away from us reduced our cost by $43.2 million, with this business representing $48.7 million of costs in the 2009 period compared to $5.5 million (net of $1.4 million amortization of a portion of the deferred gain from the new Union Pacific arrangements) in the 2010 period. This decrease was almost entirely offset by the increase in cost driven by the volume increases at our retail, wholesale automotive and international lines of business. Additionally, in the current period the cost of purchased transportation was reduced $1.7 million in the period from the recognition of additional clean truck incentive fees from activities at the Ports of Los Angeles and Long Beach due to port authorities reducing the thresholds required to earn the incentives.

The overall transportation gross margin percentage for our intermodal segment, revenues less the cost of purchased transportation divided by revenues, increased to 19.4% in the 2010 period compared to 18.7% in the 2009 period. The improved gross margin percentage is reflective of the improved volumes discussed above, as well as improved network balance, each reflecting better economic conditions in the 2010 period as compared to the corresponding 2009 period.

Cost of purchased transportation and services in our logistics segment increased $22.0 million, or 26.1%, in the 2010 period compared to the 2009 period. The increase was due primarily to increased costs in our international unit ($40.8 million) related to the increase in military shipments during the 2010 period partially offset by the elimination of costs in our former truck services unit ($19.6 million in the 2009 period) as a result of the August 2009 sale of certain assets in that unit. The overall transportation gross margin percentage for our logistics segment decreased from 14.7% in the 2009 period to 12.1% in the 2010 period. The decrease was due primarily to the higher amount of military shipments in our international unit during the 2010 period and our cessation of our trucking services operations following our August 2009 sale of certain assets of our truck services unit.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $5.9 million, or 19.6%, in the 2010 period compared to the 2009 period due primarily to reduced levels of equipment as a result of the fleet sharing arrangement (including reimbursed amounts) under the new Union Pacific agreements. At June 30, 2010, we utilized and maintained 33.2% fewer containers and 29.3% fewer chassis than at June 30, 2009. These reduced equipment amounts reflect the impact of Pacer equipment maintained and utilized by Union Pacific under the fleet sharing arrangement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.4 million, or 13.7%, in the 2010 period compared to the 2009 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2009 and continuing in 2010. Our average employment level declined by 401 people, or 27.9%, in the 2010 period compared to the 2009 period due to severance activities, the sale of certain assets of our truck services unit and attrition. We estimate that the reduced employment level reduced expenses by approximately $7.0 million in the 2010 period compared to the 2009 period. A total of $1.4 million in severance costs were incurred during the 2010 period, $0.4 million at corporate and $1.0 million in the intermodal segment. A total of $1.2 million of severance costs were incurred during the 2009 period, $1.0 million in the intermodal segment and $0.2 million in the logistics segment.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.4 million, or 22.2%, in the 2010 period compared to the 2009 period due to certain assets becoming fully depreciated or sold.

Income (Loss) From Operations. Income from operations increased $15.0 million from an operating loss of $11.8 million in the 2009 period to operating income of $3.2 million in the 2010 period.

Intermodal segment income from operations increased $12.4 million to income of $6.7 million in the 2010 period from an operating loss of $5.7 million in the 2009 period. As discussed above, the primary drivers of the improvement were increased wholesale intermodal automotive and international business, increased retail intermodal business and the impact of reduced employment levels and other cost reduction activity begun in 2009.

Logistics segment income from operations increased $3.1 million to an income of $1.7 million in the 2010 period from a loss of $1.4 million in the 2009 period. Each business unit recorded improved income from operations for the 2010 period compared to the 2009 period and benefited from lower costs due to the reduced employment levels and other cost savings activity begun in 2009. In addition, $1.1 million of the improvement reflected the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time.

Corporate expenses increased $0.5 million, or 10.6% in the 2010 period compared to the 2009 period primarily due to $0.4 million of severance expense in the 2010 period compared to no severance expense in the 2009 period.

Interest Expense. Interest expense, increased by $0.3 million for the 2010 period compared to the 2009 period. The increase was due to higher deferred loan fee amortization of $0.4 million related to our Amended and Restated Credit Agreement (the “A&R Credit Agreement”) which we executed in August 2009, coupled with the increase in the average interest rate under the facility of 5.6% during the 2010 period as compared to 1.7% during the 2009 period. The above increases were partially offset by the decrease in the outstanding debt balance from $78.9 million at June 30, 2009 to $16.7 million at June 30, 2010.

Income Tax Expense (Benefit). We recorded an income tax expense of $0.6 million in the 2010 period compared to an income tax benefit of $5.4 million in the 2009 period. The effective tax rate was 30.0% and 42.5% for the quarter ended June 30, 2010 and 2009, respectively. The change was primarily due to the $14.7 million increase in income before taxes for the quarter ended June 30, 2010 as compared to the same period in 2009.

Net income (loss). As a result of the foregoing, net income increased $8.7 million to net income of $1.4 million in the 2010 period compared to a net loss of $7.3 million in the 2009 period.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth our historical financial data by reportable segment for the six months ended June 30, 2010 and June 30, 2009 (in millions).

	2010	2009	Change	% Change
Revenues
Intermodal	$544.6	$549.9	$(5.3)	(1.0)%
Logistics	220.6	186.3	34.3	18.4
Inter-segment elimination	(0.5)	(0.9)	0.4	(44.4)

Total	764.7	735.3	29.4	4.0

Cost of purchased transportation and services
Intermodal	438.3	450.9	(12.6)	(2.8)
Logistics	193.8	157.4	36.4	23.1
Inter-segment elimination	(0.5)	(0.9)	0.4	(44.4)

Total	631.6	607.4	24.2	4.0

Direct operating expenses
Intermodal	47.5	63.0	(15.5)	(24.6)
Total	47.5	63.0	(15.5)	(24.6)

Selling, general & administrative expenses
Intermodal	44.2	53.7	(9.5)	(17.7)
Logistics	24.9	32.9	(8.0)	(24.3)
Corporate	9.9	9.3	0.6	6.5

Total	79.0	95.9	(16.9)	(17.6)

Goodwill impairment write-off
Intermodal	—	169.0	(169.0)	(100.0)
Logistics	—	31.4	(31.4)	(100.0)

Total	—	200.4	(200.4)	(100.0)

Depreciation and amortization
Intermodal	2.2	2.7	(0.5)	(18.5)
Logistics	0.5	0.7	(0.2)	(28.6)
Corporate	0.1	0.1	—	—

Total	2.8	3.5	(0.7)	(20.0)

Income (loss) from operations
Intermodal	12.4	(189.4)	201.8	(106.5)
Logistics	1.4	(36.1)	37.5	(103.9)
Corporate	(10.0)	(9.4)	(0.6)	6.4

Total	3.8	(234.9)	238.7	(101.6)

Interest (expense) income	(2.5)	(1.2)	(1.3)	108.3
Income tax (benefit)	0.4	(51.4)	51.8	(100.8)
Net income (loss)	$0.9	$(184.7)	$185.6	(100.5)%

Revenues. Revenues increased $29.4 million, or 4.0%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The following table sets forth the change in revenue and certain volumes by reportable segment for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 (in millions).

	Change	% Change
Revenues
Retail Intermodal	$21.1	13.0%
Wholesale Intermodal	(26.4)	(6.8)%

Total Intermodal	(5.3)	(1.0)%
Logistics	34.3	18.4%

Volumes
Retail Intermodal		5.1%
Wholesale Intermodal		(10.5)%

Total intermodal revenue decreased $5.3 million, or 1.0%, from the prior year to $544.6 million. Revenue fell 7.3% due to a decline in volume, partly offset by 1.0% growth from the effect of price/mix changes, and 5.3% growth due to a higher fuel surcharge during the 2010 period. The average fuel surcharge in effect across all intermodal customers during the 2010 period was 22.2%, compared to 13.6% during the 2009 period.

Revenues for our retail intermodal product increased $21.1 million, or 13.0%, from the prior year to $183.5 million reflecting an increase in average freight revenue per container of 7.6% and an overall volume increase of 5.1%. The average freight revenue per container increased as a result of market pricing on both new and existing business and higher fuel surcharge revenues. The volume increase was the result of our continued emphasis on retail customers and their integration into our network.

Revenues for our wholesale intermodal product decreased $26.4 million, or 6.8%, from the prior year to $361.2 million. The decrease in revenue was the result of an overall decline in volumes of 10.5%. Average freight revenue per container increased 3.1%, driven by a combination of price increases and higher fuel surcharge revenues. The transition of the east-west big box business away from us as a result of the November 2009 Union Pacific arrangements resulted in domestic wholesale volume declines of 71.1%. Revenues associated with the transitioned business were $122.5 million in the 2009 period as compared to revenues of $19.2 million in the 2010 period. Excluding the impact of the east-west big box business volumes, wholesale intermodal volumes increased 15.7%. International volumes increased 8.5% due primarily to increased traffic from our steamship line customers who participated in the 2010 recovery of the ocean freight business, particularly from Asia. Auto volumes increased 60.5% as our automotive customers increased shipments to support the continuing rebound in automotive production from 2009 levels throughout the first half of 2010. This increase was primarily driven by the introduction of new models and reduced new car inventories at U.S. dealerships. We expect this trend to continue throughout the remainder of 2010 as new car dealer inventories days are lower than they have been historically.

Revenues in our logistics segment increased $34.3 million, or 18.4%, in the 2010 period compared to the 2009 period primarily driven by increased revenues in our international operations, partially offset by the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time. Our truck services unit revenues were $42.0 million in the 2009 period. The revenue increase in our international operations was due primarily to increased military shipments coupled with increased domestic export volumes during the 2010 period.

Cost of Purchased Transportation and Services. Cost of purchased transportation and services increased $24.2 million, or 4.0%, in the 2010 period compared to the 2009 period. The intermodal segment’s cost of purchased transportation and services decreased $12.6 million, or 2.8%, in the 2010 period compared to the 2009 period. The shift of domestic east-west big box business away from us reduced our cost by $111.6 million, with this business representing $127.9 million of cost in the 2009 period compared to $16.3 million (net of $2.8 million amortization of a portion of the deferred gain from the new Union Pacific arrangements) in the 2010 period. This decrease was almost entirely offset by the increase in cost driven by the volume increases in our retail, wholesale automotive and international lines of business. Additionally, in the current period the cost of purchased transportation was reduced $1.7 million in the period due to recognition of additional clean truck incentive fees from activities at the Ports of Los Angeles and Long Beach due to port authorities reducing the thresholds required to earn the incentives.

The intermodal overall transportation gross margin percentage, revenues less the cost of purchased transportation divided by revenues, increased to 19.5% in the 2010 period compared to 18.0% in the 2009 period. The improved gross margin percentage is reflective of the improved volumes discussed above, as well as improved network balance, each reflecting better economic conditions in the 2010 period as compared to the corresponding 2009 period.

Cost of purchased transportation and services in our logistics segment increased $36.4 million, or 23.1%, in the 2010 period compared to the 2009 period. The increase was due primarily to increased costs in our international unit ($72.4 million) related to the increase in military shipments in the 2010 period partially offset by the elimination of costs in our former truck services unit ($37.8 million in the 2009 period) as a result of the August 2009 sale of certain assets in that unit. The overall transportation gross margin percentage for our logistics segment decreased from 15.5% in the 2009 period to 12.2% in the 2010 period. The decrease was due primarily to the higher amount of military shipments in our international unit during the 2010 period and our cessation of our trucking services operations following our August 2009 sale of certain assets of our truck services unit.

Direct Operating Expenses. Direct operating expenses, which are only incurred by our Stacktrain operations, decreased $15.5 million, or 24.6%, in the 2010 period compared to the 2009 period due primarily to reduced levels of equipment as a result of the fleet sharing arrangement (including reimbursed amounts) under the new Union Pacific agreements. At June 30, 2010, we utilized and maintained 33.2% fewer containers and 29.3% fewer chassis than at June 30, 2009. These reduced equipment amounts reflect the impact of Pacer equipment maintained and utilized by Union Pacific under the fleet sharing arrangement. During the first quarter of 2010, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded at that time, as a reduction of lease expense, an initial gain of $0.3 million and deferred an additional gain of $2.1 million which we are amortizing over the lease term. During the 2010 period, a total of $0.4 million of gain was recorded as a reduction of lease expense.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $16.9 million, or 17.6%, in the 2010 period compared to the 2009 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2009 and continuing in 2010. Our average employment level declined by 466 people, or 31.0%, in the 2010 period compared to the 2009 period due to severance activities, the sale of certain assets of our truck services unit and attrition. We estimate that the reduced employment level reduced expenses by approximately $16.0 million in the 2010 period compared to the 2009 period. In addition, in April 2009 management implemented across the board temporary salary reductions and discontinuation of the Company’s 401(k) plan matching expenses, which we estimate reduced expenses an additional $1.0 million in the 2010 period compared to the 2009 period. Full salaries were restored in July 2010. A total of $2.8 million in severance costs were incurred during the 2010 period, $1.6 million at corporate and $1.2 million in the intermodal segment. A total of $2.4 million of severance costs were incurred during the 2009 period, $1.7 million in the intermodal segment and $0.7 million in the logistics segment.

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

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.7 million, or 20.0%, in the 2010 period compared to the 2009 period due primarily to assets becoming fully depreciated or sold.

Income (Loss) From Operations. Income from operations increased $238.7 million to operating income of $3.8 million in the 2010 period from an operating loss of $234.9 million, including a $200.4 million goodwill impairment charge, in the 2009 period. Income (loss) from operations, adjusted to exclude the goodwill impairment charge in 2009 and severance expense in both periods, increased $38.7 million from an adjusted loss of $32.1 million in the 2009 period to an adjusted income of $6.6 million in the 2010 period. See the table below reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment and severance charges.

Intermodal segment income from operations increased $201.8 million to income of $12.4 million from an operating loss of $189.4 million which included a $169.0 million goodwill impairment charge in 2009. Excluding the 2009 goodwill impairment charge and severance expense in both periods, intermodal segment income from operations increased $32.3 million to an adjusted income from operations of $13.6 million in the 2010 period from an adjusted loss of $18.7 million in the 2009 period. As discussed above, the primary drivers of the improvement were increased wholesale intermodal automotive and international business, increased retail intermodal business and the impact of reduced employment levels and other cost reduction activity begun in 2009, as well as the absence of the goodwill impairment charge.

Logistics segment income from operations increased $37.5 million to income of $1.4 million from a loss of $36.1 million which included a $31.4 million goodwill impairment charge in 2009. Excluding the 2009 goodwill impairment charge and the 2009 severance expense, logistics segment income from operations improved $5.4 million to income of $1.4 million in the 2010 period compared to an adjusted loss of $4.0 million in the 2009 period. Each business unit recorded improved income from operations for the 2010 period compared to the 2009 period and benefited from lower costs due to the reduced employment levels and other cost savings activity begun in 2009. In addition, $2.4 million of the improvement reflected the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time.

Corporate expenses increased $0.6 million, or 6.4%, in the 2010 period compared to the 2009 period reflecting increased severance expense of $1.6 million partially offset by reduced labor costs.

Interest Expense. Interest expense increased by $1.3 million for the 2010 period compared to the 2009 period. The increase was due to higher deferred loan fee amortization of $0.8 million related to our A&R Credit Agreement which we executed in August 2009, coupled with the increase in the average interest rate under the facility of 5.7% during the 2010 period as compared to 1.9% during the 2009 period. The above increases were partially offset by the decrease in the outstanding debt balance from $78.9 million at June 30, 2009 to $16.7 million at June 30, 2010.

Income Tax (Benefit). We recorded an income tax expense of $0.4 million in the 2010 period compared to an income tax benefit of $51.4 million in the 2009 period. The effective tax rate was 30.8% and 21.8% for the six months ended June 30, 2010 and 2009, respectively. The change was primarily due to the $237.4 million increase in income before taxes for the six months ended June 30, 2010 as compared to the same period in 2009 resulting primarily from the 2009 goodwill impairment charge.

Net income (loss). As a result of the foregoing, net income increased $185.6 million to net income of $0.9 million in the 2010 period compared to a net loss of $184.7 million in the 2009 period.

Reconciliation of GAAP Financial Results to Adjusted Financial Results For the Six-Months Ended June 30, 2010

and June 30, 2009 (in millions, except share and per share amounts)

	Six Months 2010				Six Months 2009
	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Adjusted Variance 2010 vs 2009
Income (loss) from operations-Intmdl.	$12.4	$1.2	1/	$13.6	$(189.4)	$170.7	4/	$(18.7)	$32.3
Income (loss) from operations – Log.	1.4	—		1.4	(36.1)	32.1	5/	(4.0)	5.4
Loss from operations – Corporate	(10.0)	1.6	2/	(8.4)	(9.4)	—		(9.4)	1.0

Income (loss) from operations – Total	3.8	2.8		6.6	(234.9)	202.8		(32.1)	38.7
Interest expense, net	2.5	—		2.5	1.2	—		1.2	1.3

Income (loss) before income taxes	1.3	2.8		4.1	(236.1)	202.8		(33.3)	37.4
Income tax (benefit)	0.4	0.9	3/	1.3	(51.4)	38.8	6/	(12.6)	13.9

Net income (loss)	$0.9	$1.9		$2.8	$(184.7)	$164.0		$(20.7)	$23.5

Diluted earnings (loss) per share	$0.03	$0.05		$0.08	$(5.32)	$4.72		$(0.60)	$0.68

Weighted average shares outstanding	34,803,934	34,803,934		34,803,934	34,747,513	34,747,513		34,747,513	56,421

1/	Severance expense of $1.2 million.
2/	Severance expense of $1.6 million.
3/	Income tax impact of the adjustments.
4/	Intermodal segment goodwill impairment charge of $169.0 million plus severance expense of $1.7 million.
5/	Logistics segment goodwill impairment charge of $31.4 million plus severance expense of $0.7 million.
6/	Income tax impact of the adjustments.

Liquidity and Capital Resources

Cash generated by (used in) operating activities was $11.0 million and $(28.7) million for the six month periods ended June 30, 2010 and June 30, 2009, respectively. The increase in cash provided by operating activities was due primarily to the higher income from operations in the 2010 period, as well as increases in accounts receivable and payable due to traffic volume increases compared to the 2009 period. Included in cash flow from operating activities is a net tax refund of $7.2 million in the 2010 period compared to a refund of $8.5 million in the 2009 period.

        Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures and fund any dividends if declared by our Board, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make or repurchase common stock, if re-authorized by our Board. As required under our A&R Credit Agreement, qualified daily cash receipts are applied on the next business day to repay outstanding borrowings, and cash requirements on a daily basis are borrowed under the A&R Credit Agreement. We had working capital of $8.1 million and $3.0 million at June 30, 2010 and June 30, 2009, respectively.

Our operating cash flows are typically the primary source for funding our contractual obligations. The table below summarizes our major commitments as of June 30, 2010 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$16.6	$16.6	$—	$—	$—
Capitalized lease obligation	0.1	0.1	—	—	—
Interest on debt	8.2	4.7	3.5	—	—
Operating leases	341.7	84.2	139.1	91.8	26.6
Volume incentives	1.9	1.9	—	—	—
SAP IT agreements	10.0	4.9	5.0	0.1	—
Other IT agreements	6.7	2.2	3.0	1.3	0.2
Human resources agreements	1.2	0.6	0.6	—	—
Severance liability	3.3	3.3	—	—	—
Purchased transportation	25.6	25.6	—	—	—

Total	$415.3	$144.1	$151.2	$93.2	$26.8

Debt is the amount outstanding under our A&R Credit Agreement which we entered into in August 2009. As a result of the lock-box arrangements under the A&R Credit Agreement, amounts outstanding thereunder at June 30, 2010 are classified as a current liability on our consolidated balance sheet under ASC 470-10-45-5A. The capital lease obligations were incurred in 2008 and are related to our SAP software project. Cash interest expense on debt was estimated using current rates as of June 30, 2010 for all periods based upon the current outstanding balance through April 5, 2012, the maturity date of the A&R Credit Agreement.

The majority of the operating lease obligations relates to our intermodal segment’s lease of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $23.7 million in the first half of 2010 and $24.1 million in the corresponding 2009 period. Also partially offsetting the lease payment requirements are amounts payable by Union Pacific (not reflected in the table above) for the portion of our 53-foot container and chassis fleet allocated to Union Pacific under our new equipment arrangements. Union Pacific has assumed the responsibility for greater numbers of containers and chassis in stages with full responsibility for its allocated portion of the fleet beginning on February 1, 2010. For the first six-months of 2010, equipment payments of $9.2 million, recorded as a reduction of direct operating expense in the statement of operations, were due from Union Pacific for containers and chassis utilized by Union Pacific. Some of the operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception. If we were to provide notice of non-renewal, the minimum lease payments (including the potential guaranteed portion of the residual value which may be payable) would be $97.2 million in less than one year period, $139.1 million for the 1 to 3 year period, $76.5 million for the 3 to 5 year period, and $16.9 million for the more than 5 year period above.

During the 2010 period, the intermodal segment returned 3,728 primarily 53-ft. leased containers, retired 1,175 primarily 53-ft owned containers, returned 615 leased chassis and sold 216 owned chassis. During the 2009 period, the intermodal segment returned 2,212 primarily 48-ft. and 53-ft. leased containers and received 7 53-ft. leased containers, returned 1,442 leased chassis and sold 620 owned chassis.

Volume incentives (which are recorded as a reduction of revenues in our consolidated financial statements) relate to amounts payable to companies that ship on our Stacktrain unit that met certain volume shipping commitments for the year 2010.

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

Cash flows provided by (used in) investing activities were $(2.0) million and $17.7 million for the six-months ended June 30, 2010 and June 30, 2009, respectively. The 2010 cash capital expenditures included $3.3 million for the internally developed transportation management and operations solutions to replace the systems currently provided by APL and $1.6 million for normal computer replacement items. Also during the 2010 period, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded, as a reduction of lease expense, a gain of $0.4 million and deferred an additional gain of $2.0 million which will be amortized over the lease term. During the 2010 and 2009 periods, we retired and sold primarily 48-ft. chassis in our Stacktrain unit for proceeds of $0.5 million and $0.7 million, respectively. The 2009 cash capital expenditures included $4.6 million for the SAP software project and $0.9 million for normal computer replacement items and leasehold improvements. On June 25, 2009, we entered into an amendment to the software license agreement with SAP, under which the software licensed was limited to the financial and accounting applications. In connection with the amendment, we received a cash payment of $22.5 million and wrote-off $22.4 million of previously capitalized software and other associated costs related to the development of the SAP transportation operations modules. The net amount of the cash received and amounts written-off of $0.1 million is recorded in the selling, general and administrative expenses line item in the Condensed Consolidated Statements of Operations.

Cash flows provided by (used in) financing activities were $(6.8) million and $27.6 million for the 2010 and 2009 periods, respectively. During the 2010 period, we repaid a net $6.4 million under the A&R Credit Agreement, and repaid $0.2 million of capital lease obligations related to the SAP software project. As of June 30, 2010, borrowings under the A&R Credit Agreement bore a weighted average interest rate of 5.7% per annum. The net book value of equipment under capital lease was $0.1 million at June 30, 2010. During the 2009 period, we borrowed a net $33.1 million on our prior revolving credit facility to support our operations, paid the $5.2 million fourth quarter 2008 cash dividend, and repaid $0.2 million of capital lease obligations related to the SAP software project. During the 2010 and 2009 periods, 26,251 shares and 21,569 shares, respectively, of our common stock were surrendered for payment of employee taxes due upon the annual June 1 vesting of restricted stock. These shares were retired, thereby reducing stockholders’ equity by $0.2 million and $0.1 million, respectively.

The A&R Credit Agreement, which matures on April 5, 2012, provides for a revolving credit facility of up to $125 million (including a $35 million letter of credit facility and a $10 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met). Under the borrowing base formula determined as of June 30, 2010, $73.1 million was available under the A&R Credit Agreement, net of $16.6 million in outstanding loans, $22.9 million of outstanding letters of credit and a $0.9 million availability block (discussed below). The outstanding loan amount has been reduced and the availability amount has been increased by $16.1 million for cash deposited into the lenders lock-box on June 30, 2010 and applied to the repayment of outstanding loans on July 1, 2010.

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

The availability block is $500,000 per month on a cumulative basis beginning September 30, 2009, except that commencing on the last day of the month following the reporting of our March 31, 2010 fixed charge coverage ratio (at which time the availability block had reached $3.5 million) the availability block would cease to escalate and would be released in four successive equal monthly installments if, and only for so long as, we achieve a fixed charge coverage ratio of greater than 1.25:1.00 for the preceding 12 month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009). If the availability block fixed charge coverage ratio is 1.25:1.00 of lower for any such period, the release of any block will be suspended, and the availability block will recommence at the rate of $500,000 per month which will be added to any then existing availability block. Our fixed charge coverage ratio has exceeded 1.25:1.00 since the reporting of our March 31, 2010 ratio and, as a result, as of June 30, 2010, the availability block had been reduced to $0.9 million.

The availability reserve is the sum of (i) the L/C Reserve, (ii) reserves established by the Administrative Agent in its reasonable discretion for bank products extended to us by any lender party to the A&R Credit Agreement (such as foreign exchange and cash management services), (iii) obligations of the Company and its subsidiaries secured by liens that are senior to the liens under the A&R Credit Agreement, (iv) the availability block then in effect, and (v) such additional reserves established by the Administrative Agent in its reasonable discretion from time to time. As of June 30, 2010, the availability reserve was $23.8 million, comprised of $22.9 million in L/C Reserve and $0.9 million in availability block.

Through the delivery of financial statements and a compliance certificate with respect to the period ended March 31, 2010, borrowings under the A&R Credit Agreement bore interest, at the Company’s option, at a base rate plus a margin of 3.75% per annum, or at a Eurodollar rate plus a margin of 4.75% per annum. Following delivery of such financial statements and compliance certificate, the margin declines to 3.50% on base rate loans or 4.50% on Eurodollar rate loans if the Company’s fixed charge coverage ratio for the applicable period described below is greater than 1.50:1.00. Our second quarter interest expense was positively impacted by the lower margin that was applicable under the A&R Credit Agreement as a result of our having achieved the required fixed charge coverage ratio necessary for a reduction in the margin. The reduced margin was applicable during the quarter ended June 30, 2010. The base rate is the highest of the prime lending rates of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.0%, or the federal funds rate plus  1/2 of 1%.

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

The fixed charge coverage ratio requires the Company to maintain as of the end of each month a minimum ratio for the preceding 12-month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month) of 1.25:1.00. At June 30, 2010, the Company was in compliance with the covenants of the A&R Credit Agreement, with a fixed charge coverage ratio of 5.67:1.00x, which increased from the March 31, 2010 fixed charge coverage ratio of 3.22:1.00x, primarily due to a $6.8 million tax refund received during in the current quarter reducing our fixed charges. The fixed charge coverage ratio is the ratio of (a) EBITDA (defined as net income plus interest, income taxes, depreciation and amortization expense, non-recurring expenses reducing such net income which do not represent a cash item in the relevant or any future period, non-cash charges or expenses related to equity plans or stock option awards, payroll taxes on exercise of stock options, operating losses associated with Pacer Transport, Inc. (capped at $500,000), and non-recurring operational restructuring charges incurred before August 28, 2010 (capped at $2 million in any three-month period and $5 million in total) minus income tax credits and non-cash items increasing net income) to (b) fixed charges (cash interest expense, regularly scheduled principal payments on or redemptions or similar acquisitions for value of borrowed money, income taxes paid in cash, and capital expenditures (other than those financed with borrowed money other than under the A&R Credit Agreement)).

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of June 30, 2010.

Based upon the average variable interest rate debt outstanding during the six months ended June 30, 2010, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.2 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Repurchases

The following table presents repurchases by the Company of its common stock:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased 1/	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month No. 1 (April 1, 2010- April 30, 2010)	—	$—	—	$—

Month No. 2 (May 1, 2010- May 31, 2010)	—	$—	—	$—

Month No. 3 (June 1, 2010- June 30, 2010)	26,251	$7.83	—	$—

Total	26,251	$7.83	—	$—

1/	All 26,251 shares were surrendered to pay minimum tax liabilities on restricted stock vesting on June 1, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Separation Agreement and Release of Claims between Pacer International and Adriene B. Bailey. * +

10.2	Separation Agreement and Release of Claims between Pacer International and Peter K. Baumhefner. * +

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 5, 2010	By:	/s/ Daniel W. Avramovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010	By:	/s/ John J. Hafferty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and Release of Claims between Pacer International and Adriene B. Bailey.

10.2	Separation Agreement and Release of Claims between Pacer International and Peter K. Baumhefner.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.