Form 10-Q
period 2010-09-30
PACER INTERNATIONAL INC
filed 2010-11-08
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2010
Common stock, $.01 par value per share	34,912,300 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
(In millions)
ASSETS
Current assets
Cash and cash equivalents	$5.2	$2.8
Accounts receivable, net of allowances of 2.8 million and $3.8 million, respectively	160.1	152.3
Prepaid expenses and other	10.3	27.2
Deferred income taxes	2.4	1.0

Total current assets	178.0	183.3

Property and equipment
Property and equipment at cost	109.4	107.7
Accumulated depreciation	(65.1)	(64.5)

Property and equipment, net	44.3	43.2

Other assets
Deferred income taxes	34.8	35.1
Other assets	16.0	14.3

Total other assets	50.8	49.4

Total assets	$273.1	$275.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of debt and capital leases	$23.8	$23.3
Book overdraft	0.7	4.5
Accounts payable and other accrued liabilities	144.3	144.7

Total current liabilities	168.8	172.5

Long-term liabilities
Other	4.4	5.9

Total long-term liabilities	4.4	5.9

Total liabilities	173.2	178.4

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock: $0.01 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock: $0.01 par value, 150,000,000 shares Authorized 34,914,550 and 34,904,051 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	0.4	0.4
Additional paid-in-capital	301.9	301.5
Accumulated deficit	(202.3)	(204.3)
Accumulated other comprehensive loss	(0.1)	(0.1)

Total stockholders’ equity	99.9	97.5

Total liabilities and stockholders’ equity	$273.1	$275.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
(in millions, except share and per share data)
Revenues	$364.8	$418.7	$1,129.5	$1,154.0

Operating expenses:
Cost of purchased transportation and services	301.2	341.9	932.8	949.3
Direct operating expense (excluding depreciation)	23.6	31.1	71.1	94.1
Selling, general and administrative expenses	34.8	43.3	113.8	139.2
Goodwill impairment charge (Note 1)	—	—	—	200.4
Depreciation and amortization	1.9	1.7	4.7	5.2

Total operating expenses	361.5	418.0	1,122.4	1,388.2

Income (loss) from operations	3.3	0.7	7.1	(234.2)
Interest expense	(1.2)	(1.7)	(3.7)	(2.9)

Income (loss) before income taxes	2.1	(1.0)	3.4	(237.1)
Income tax (benefit)	1.0	(1.6)	1.4	(53.0)

Net income (loss)	$1.1	$0.6	2.0	$(184.1)

Earnings (loss) per share (Note 7):
Basic:
Earnings (loss) per share	$0.03	$0.02	$0.06	$(5.30)

Weighted average shares outstanding	34,915,811	34,787,301	34,924,870	34,760,659

Diluted:
Earnings (loss) per share	$0.03	$0.02	$0.06	$(5.30)

Weighted average shares outstanding	34,928,329	34,787,301	34,931,080	34,760,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2010

(Unaudited)

	Common Shares	Common Stock and Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in millions, except share amounts)
Balance at December 31, 2009	34,904,051	$301.9	$(204.3)	$(0.1)	$97.5

Net income	—	—	2.0	—	2.0
Other comprehensive loss	—	—	—	—	—

Total comprehensive income			2.0	—	2.0

Stock based compensation	—	1.0	—	—	1.0
Tax impact of vesting of restricted stock	—	(0.4)	—	—	(0.4)
Repurchase and retirement of common stock	(26,251)	(0.2)	—	—	(0.2)
Issuance (forfeiture) of restricted stock	36,750	—	—	—	—

Balance at September 30, 2010	34,914,550	$302.3	$(202.3)	$(0.1)	99.9

Total comprehensive income for the three months ended September 30, 2010 and September 30, 2009 was $1.3 million and $0.5 million, respectively. Total comprehensive loss for the nine months ended September 30, 2009 was $(184.4) million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009
(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2.0	$(184.1)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4.7	5.2
Gain on sale of property, equipment and other assets	(2.4)	(2.2)
Gain on sale lease-back transaction	(0.6)	—
Deferred taxes	(1.7)	(47.5)
Goodwill impairment charge	—	200.4
Stock based compensation expense	1.0	1.9
Changes in operating assets and liabilities:
Accounts receivable, net	(7.8)	14.5
Prepaid expenses and other	16.9	(0.7)
Accounts payable and other accrued liabilities	(3.9)	(8.2)
Other long-term assets	(1.7)	(0.5)
Other long-term liabilities	(2.7)	0.4

Net cash provided by (used in) operating activities	3.8	(20.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6.7)	(7.2)
Net proceeds from sale lease-back transaction	2.4	—
Proceeds from software license amendment	—	22.5
Proceeds from sales of property, equipment and other assets	2.6	2.6

Net cash provided by (used in) investing activities	(1.7)	17.9

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under revolving line of credit agreement	0.7	8.0
Debt issuance costs paid to third parties	—	(1.4)
Dividends paid to shareholders	—	(5.2)
Repurchase and retirement of Pacer common stock	(0.2)	(0.1)
Debt and capital lease obligation repayment	(0.2)	(0.2)

Net cash provided by financing activities	0.3	1.1

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2.4	(1.8)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	2.8	5.0

CASH AND CASH EQUIVALENTS – END OF PERIOD	$5.2	$3.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 for Pacer International, Inc. (the “Company” or “Pacer”) do not contain all information required by generally accepted accounting principles in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair statement of the results for the interim periods have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”). See “Change in Accounting Policies” below for a description of a change in revenue and cost recognition to completed service from percentage of completion for the Company’s Stacktrain business unit.

Before 2009, the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following completion of the implementation of the SAP America, Inc. (“SAP”) accounting modules software during the first quarter 2009, the Company’s and the Stacktrain business unit’s fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the Company’s first quarter 2009 results. Accordingly, Stacktrain data included in the intermodal segment financial comparisons in this report reflect 273 days for the first nine months of 2010 compared to 278 days for the first nine months of 2009.

Principles of Consolidation

The condensed consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three- and nine-month periods ended September 30, 2010 and September 30, 2009 include the accounts of the Company and all entities that the Company controls. All significant intercompany transactions and balances have been eliminated in consolidation.

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

On November 3, 2009, Pacer entered into new multi-year agreements with Union Pacific Railroad Company (“Union Pacific”) covering domestic big box (48- and 53-ft. container) shipments tendered by Pacer for transportation by Union Pacific. The purpose of the new arrangements, which replaced various aspects of the Company’s legacy agreement with Union Pacific which expires in October 2011, was to extend on a multi-year basis beyond 2011 the strong relationship with one of the major transportation providers with a gradual transition from the legacy agreement rates to market-based rates for the Company’s domestic big box product, thereby resolving uncertainty concerning the potential impact that the October 2011 expiration of the legacy agreement would have had on that product. The new arrangements, among other things:

•

provide for a gradual adjustment over a two-year period to “market” levels of the rates the Company pays for Union Pacific’s transportation of domestic big box shipments and for continuation of the rates on competitive terms after the October 11, 2011 termination date of the legacy contract with Union Pacific;

•

establish a fleet sharing arrangement that allows Union Pacific customer access to the Company’s equipment fleet, grants us expanded access to Union Pacific’s EMP equipment fleet, and contains a mechanism that allows the Company to adjust the size of its fleet on Union Pacific up or down in the future to address estimated changes in our equipment needs (see Note 8 for additional information); and

•

settled all outstanding claims and counterclaims between Union Pacific and the Company relating to domestic big box shipments under the legacy agreement with Union Pacific (see Note 5 for information relating to an additional claim by Union Pacific).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In connection with the new arrangements, the Company received a $30 million payment from Union Pacific on November 3, 2009. In the fourth quarter of 2009, $17.5 million (net of $1.2 million of chassis delivery costs written off) was recognized as other income and $11.3 million, which reflected the Company’s estimate of the rail cost increase under the new Union Pacific contract on purchased transportation costs over the remaining term of the Union Pacific legacy contract, is being amortized to costs of purchased transportation and services over that remaining term.

Under the new arrangements with Union Pacific, substantially all of the wholesale east-west domestic big box business historically handled on behalf of intermodal marketing company (“IMC”) customers on the Union Pacific network had transitioned away from the Company by the end of the first quarter of 2010. This transition was a result of the new rate structure in the new Union Pacific contract which caused the Company to increase the rates it charged to its IMC customers, thereby becoming the catalyst for the IMC customers to transition their transportation requirements either directly to Union Pacific or to other transportation providers. For the nine month periods ended September 30, 2010 and 2009, revenues of approximately $24.3 million and $189.9 million, respectively, from IMC customers in the domestic east-west big box business were recognized. The Company continues to offer to IMCs domestic small box (20-, 40- and 45-ft. containers) transportation services, stand alone local drayage services through Pacer Cartage, Mexico big box transportation services and Eastern core transportation services (i.e., transportation within the Pacer’s eastern network only). In addition, the Company continues to offer IMC’s domestic east-west big box transportation services, though on a substantially reduced scale.

The Company also continues to service its north/south Mexico automotive business and international ocean carrier business, including avoided repositioning cost (or “ARC”) services, under the terms of the legacy agreement with Union Pacific through its October 11, 2011 expiration date. The new arrangements with Union Pacific, however, also establish terms and conditions that apply after that date to provide the Company with a continued exclusive position on the Union Pacific network with regard to the Company’s offering of products and services to meet international steamship line customers’ needs in conjunction with and in addition to the Union Pacific rail transportation product, and the Company continues to work with Union Pacific on our north/south Mexico automotive arrangements beyond the term of the legacy agreement.

On August 17, 2009, the Company closed the sale of certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc. to subsidiaries of Universal Truckload Services, Inc. (“UTSI”) under the Limited Asset Purchase Agreement signed on July 24, 2009.

Accounts Receivable

Accounts receivable are carried at original invoice amount less allowance made for doubtful accounts. Estimates are used when determining this allowance based on the Company’s historical collection experience, current trends, credit policy and a percentage of the accounts receivable by aging category. At September 30, 2010 and December 31, 2009, accounts receivable included unbilled amounts of $14.9 million and $16.1 million, respectively.

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

There were no additions or deletions to goodwill between March 31, 2009 and September 30, 2010.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss includes foreign currency translation adjustments, net of related tax. Accumulated other comprehensive loss consists of the following (in millions):

Foreign Currency Translation Adjustment
Balance at December 31, 2009	$(0.1)
Activity during 2010 (net of tax)	—

Balance at September 30, 2010	$(0.1)

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2. DEBT AND CAPITAL LEASES

Debt and capital lease obligations are summarized as follows (in millions):

	September 30, 2010	December 31, 2009
A&R Credit Agreement (5.6%; expires April 5, 2012)	$23.7	$23.0
Capital lease obligations	0.1	0.3

Total	23.8	23.3
Less current portion of the Credit Agreement	23.7	23.0
Less current portion of capital lease obligations	0.1	0.3

Long-term portion	$—	$—

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

Under the borrowing base formula determined as of September 30, 2010, $60.0 million was available under the A&R Credit Agreement, net of $23.7 million in outstanding loans and $19.3 million of outstanding letters of credit. The outstanding loan amount has been reduced and the availability amount has been increased by $11.3 million for cash deposited into the lenders lock-box on September 30, 2010 and applied to the repayment of outstanding loans on October 1, 2010. As of September 30, 2010, borrowings under the A&R Credit Agreement bore a weighted average interest rate of 5.6% per annum. The Company borrowed a net $0.7 million under the credit facility and repaid $0.2 million of capital lease obligations during the nine-months ended September 30, 2010. The net book value of equipment under capital lease was $0.1 million at September 30, 2010.

The A&R Credit Agreement, which maintains the original maturity of April 5, 2012, provides for a revolving credit facility of up to $125 million (including a $35 million letter of credit facility and a $10 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met). Availability under the facility is determined on a daily basis as calculated under a borrowing base formula, determined on a monthly basis, equal to the lesser of (a) $125 million less the sum of substantially all obligations under outstanding letters of credit (the “L/C Reserve”) and an amount equal to the availability block (described below), or (b) an amount equal to (i) the sum of (x) 85% of the eligible accounts receivables and (y) 85% of eligible earned but unbilled accounts receivable up to $17.5 million and (z) the lesser of (I) 80% of the net liquidation value of eligible owned railcars and chassis and (II) $25.0 million, which lesser amount is reduced monthly by $250,000 beginning September 30, 2009 (or $3.3 million at September 30, 2010), minus (ii) the availability reserve (described below).

The availability block is $500,000 per month on a cumulative basis beginning September 30, 2009, except that commencing on the last day of the month following the reporting of the March 31, 2010 fixed charge coverage ratio (at which time the availability block had reached $3.5 million) the availability block would cease to escalate and instead would be released in four successive equal monthly installments if, and only for so long as, the Company has achieved a fixed charge coverage ratio of greater than 1.25:1.00 for the preceding 12 month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009). If the availability block fixed charge coverage ratio is 1.25:1.00 or lower for any such period, the release of any block will be suspended, and the availability block will recommence at the rate of $500,000 per month which will be added to any then existing availability block. Our fixed charge coverage ratio has exceeded 1.25:1.00 since the reporting of our March 31, 2010 ratio and, as a result, as of September 30, 2010, the availability block had been reduced to zero.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The availability reserve is the sum of (i) the L/C Reserve, (ii) reserves established by the Administrative Agent in its reasonable discretion for bank products extended to the Company and its subsidiaries by any lender party to the A&R Credit Agreement (such as foreign exchange and cash management services), (iii) obligations of the Company and its subsidiaries secured by liens that are senior to the liens under the A&R Credit Agreement, (iv) the availability block then in effect, and (v) such additional reserves established by the Administrative Agent in its reasonable discretion from time to time. As of September 30, 2010, the availability reserve was $19.3 million, entirely consisting of the L/C Reserve.

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

Through the delivery of financial statements and a compliance certificate with respect to the period ended March 31, 2010, borrowings under the A&R Credit Agreement bore interest, at the Company’s option, at a base rate plus a margin of 3.75% per annum, or at a Eurodollar rate plus a margin of 4.75% per annum. Following delivery of such financial statements and compliance certificate, the margin declined to 3.50% on base rate loans or 4.50% on Eurodollar rate loans provided that the Company’s fixed charge coverage ratio is greater than 1.50:1.00 for the preceding 12-month period (or for periods ending prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month). The reduced margin was applicable during the quarter ended September 30, 2010. The base rate is the highest of the prime lending rates of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.0%, or the federal funds rate plus  1/2 of 1%.

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

The fixed charge coverage ratio requires the Company to maintain as of the end of each month a minimum ratio for the preceding 12-month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month) of 1.25:1.00. At September 30, 2010, the Company was in compliance with the covenants of the A&R Credit Agreement, with a fixed charge coverage ratio of 2.98:1.00x. The fixed charge coverage ratio is the ratio of (a) EBITDA (defined as net income plus interest, income taxes, depreciation and amortization expense, non-recurring expenses reducing such net income which do not represent a cash item in the relevant or any future period, non-cash charges or expenses related to equity plans or stock option awards, payroll taxes on exercise of stock options, operating losses associated with Pacer Transport, Inc. (capped at $500,000), and non-recurring operational restructuring charges incurred before August 28, 2010 (capped at $2 million in any three-month period and $5 million in total) minus income tax credits and non-cash items increasing net income) to (b) fixed charges (cash interest expense, regularly scheduled principal payments on or redemptions or similar acquisitions for value of borrowed money, income taxes paid in cash, and capital expenditures (other than those financed with borrowed money other than under the A&R Credit Agreement)).

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

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

During 2010, the Company continued its organizational simplification and workforce reduction initiatives which began in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations into a centralized operational headquarters based in Dublin, Ohio with two regional operations centers located in Los Angeles, California and Jacksonville, Florida. During the nine-month period ended September 30, 2010, the Company reduced its workforce by 46 positions. By the end of 2010, the Company plans to eliminate additional positions.

During the nine-month period ended September 30, 2010, the Company recorded costs associated with these activities of $2.9 million ($1.2 million on the intermodal segment and $1.7 million on corporate) included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. At September 30, 2010, $2.3 million of severance costs were accrued in Accounts Payable and Other Accrued Liabilities on the Condensed Balance Sheet. All severance and lease termination costs associated with these activities will result in future cash expenditures during 2010 and the first half of 2011. The table below shows 2010 severance program activity for the nine-months ended September 30, 2010 (in millions).

	Severance Program
	Accrued	Paid	Balance
Balance at 12/31/09	$7.2	$5.4	$1.8
2010 Activity	2.9	2.4	0.5

Balance at 9/30/10	$10.1	$7.8	$2.3

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

The 2006 Plan will continue in effect until July 31, 2016, unless terminated earlier by the Board. At September 30, 2010, 1,761,686 shares under the 2006 Plan were available for issuance.

In June 2010, the Compensation Committee of the Board of Directors granted long-term equity incentive awards to certain key employees and executive officers under the 2006 Plan. One of equity awards approved in June 2010 was not granted to the executive officer until his actual start date as an

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

employee in mid-July. The long-term equity incentive awards are divided into two types: (1) restricted stock units, which vest in equal one-third increments on March 5, 2011, 2012 and 2013, subject to the grantee’s continued employment by the Company on such vesting dates, and (2) performance stock units, which vest based on (i) the Company’s achievement of operating income targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2010, 2011 and 2012 and (ii) the continued employment of the grantee through March 5, 2013. Upon vesting, the restricted stock units and performance stock units (the “Units”) result in the issuance of shares of Pacer common stock after required tax withholdings. The holders of the Units do not have the rights of a shareholder, as such, and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of performance stock units earned will be based on the Company’s operating income performance for the periods ending December 31, 2010, 2011 and 2012.

During the nine months ended September 30, 2010, the Company issued 92,830 restricted stock units and 278,487 performance stock units, which represents the total number of performance stock units to be earned by the grantees assuming that the Company’s actual operating income for each of the three performance periods equals 100% of the 2010, 2011 and 2012 performance targets. The actual number of units earned will be based on the actual operating income in each of the performance periods, ranging from 0% (if threshold performance of 75% of the operating income targeted is not met in any of the performance periods) to 200% (if the maximum performance of 125% of the operating income target is met or exceeded in each of the performance periods). The Units had a weighted average grant date fair value of $6.97 per share or $2.6 million.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below details the Company’s stock based compensation activity for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.

	Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009
Common Stock Options
Granted
@ $2.41 per share	—	12,000
@ $3.08 per share	—	12,000

Subtotal	—	24,000

Exercised	None	None

Canceled or Expired
@ $5.00 per share	—	50,250
@ $12.50 per share	41,200	—
@ $16.18 per share	3,000	—
@ $17.92 per share	2,400	—
@ $19.54 per share	12,000	—
@ $19.66 per share	8,000	—
@ $20.31 per share	1,500	—
@ $29.40 per share	8,400	—
@ $35.17 per share	6,000	—

Subtotal	82,500	50,250

Restricted Stock
Granted
@ $2.81 per share	—	6,000
@ $6.53 per share	50,000	—

Vested
@ $27.64 per share	32,750	34,750
@ $22.41 per share	14,375	17,125
@ $21.51 per share	15,500	15,500
@ $15.29 per share	—	1,000
@ $9.92 per share	750	750
@ $6.53 per share	12,500	—
@ $2.81 per share	1,500	—

Subtotal	77,375	69,125

Canceled or Expired
@ $27.64 per share	—	7,500
@ $22.41 per share	7,250	4,500
@ $21.51 per share	6,000	—

Subtotal	13,250	12,000

Restricted Stock and Performance Stock Units
Granted
@ $6.93 per share	352,558	—
@ $7.66 per share	18,759	—

Subtotal	371,317	—

Vested	None	None

Canceled or Expired	None	None

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Union Pacific has asserted a claim against the Company for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers; the arbitration hearing has been postponed indefinitely. The information available to the Company at September 30, 2010 does not indicate that it is probable that a liability had been incurred as of the period ended September 30, 2010, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the period ended September 30, 2010. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

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

The following table presents revenues from continuing operations generated by country or geographical area for the three- and nine-month periods ended September 30, 2010 and September 30, 2009 (in millions).

	Three Months Ended		Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
United States	$281.0	$352.0	$866.4	$988.3

Foreign Revenues

Mideast	25.6	27.4	97.4	50.4
Russia/China	19.1	8.4	50.4	22.2
Europe	12.1	8.5	33.9	24.7
Far East	7.2	6.2	25.0	19.1
Mexico	3.0	3.9	10.2	9.3
South America	2.7	2.3	9.3	6.3
Canada	3.5	3.7	10.0	10.5
Australia/New Zealand	2.2	2.3	7.3	7.1
Africa	1.0	0.8	3.3	2.3
All Other	7.4	3.2	16.3	13.8

Total Foreign Revenues	$83.8	$66.7	$263.1	$165.7

Total Revenues	$364.8	$418.7	$1,129.5	$1,154.0

All of the foreign revenues are generated by the logistics segment with the exception of Mexico, where the majority of such Mexican revenues are generated by the Company’s intermodal Stacktrain operation. All material assets are located in the United States of America. For the three-month period ended September 30, 2010, the Company had one customer that contributed more than 10% of total revenues (14.5%). For the nine-month period ended September 30, 2010, the Company had two customers, each generating revenues in both reporting segments, that contributed more than 10% of total revenues (one contributed 15.0% and the other 11.5% of total revenues, respectively). For the nine-month period ended September 30, 2009, the Company had no customers contributing 10% or more of the Company’s total revenues. For the three-month period ended September 30, 2009, the Company had two customers of the intermodal segment that generated 11.3% and 10.4% of the Company’s total revenues.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents reportable segment information for the three- and nine-month periods ended September 30, 2010 and September 30, 2009 (in millions).

	Intermodal	Logistics	Corp./Other	Consolidated
3 Months ended September 30, 2010
Revenues	$255.7	$109.4	$—	$365.1
Inter-segment elimination	(0.3)	—	—	(0.3)

Subtotal	255.4	109.4	—	364.8
Income (loss) from operations	7.1	(0.2)	(3.6)	3.3
Depreciation	1.4	0.4	0.1	1.9
Capital expenditures	0.9	0.9	—	1.8

3 Months ended September 30, 2009
Revenues	$314.9	$104.4	$—	$419.3
Inter-segment elimination	(0.5)	(0.1)	—	(0.6)

Subtotal	314.4	104.3	—	418.7
Income (loss) from operations	4.9	(0.2)	(4.0)	0.7
Depreciation	1.3	0.3	0.1	1.7
Capital expenditures	0.8	0.9	—	1.7

9 Months ended September 30, 2010
Revenues	$800.3	$330.0	$—	$1,130.3
Inter-segment elimination	(0.8)	—	—	(0.8)

Subtotal	799.5	330.0	—	1,129.5
Income (loss) from operations	19.5	1.2	(13.6)	7.1
Depreciation	3.6	0.9	0.2	4.7
Capital expenditures	3.8	2.9	—	6.7

9 Months ended September 30, 2009
Revenues	$864.8	$290.7	$—	$1,155.5
Inter-segment elimination	(1.3)	(0.2)	—	(1.5)

Subtotal	863.5	290.5	—	1,154.0
Loss from operations 1/	(184.5)	(36.3)	(13.4)	(234.2)
Depreciation	4.0	1.0	0.2	5.2
Capital expenditures	5.3	1.6	0.3	7.2

Data in the “Corp./Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and as such they are not disclosed here.

1/	Included in loss from operations for the intermodal and logistics segments nine-month period ended September 30, 2009 is a goodwill impairment charge of $169.0 million and $31.4 million, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Numerator:
Net income (loss) (basic and diluted)	$1.1	$0.6	$2.0	$(184.1)
Income (loss) allocated to participating securities	—	—	—	—

Net income (loss) available to common stockholders	$1.1	$0.6	$2.0	$(184.1)

Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	34,915,811	34,787,301	34,924,870	34,760,659
Effect of dilutive securities:
Stock options/restricted stock	12,518	—	6,210	—

Denominator for earnings per share-diluted	34,928,329	34,787,301	34,931,080	34,760,659

Earnings (loss) per share-basic	$0.03	$0.02	$0.06	$(5.30)

Earnings (loss) per share-diluted	$0.03	$0.02	$0.06	$(5.30)

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three-month periods ended September 30, 2010 and September 30, 2009, 358,400 shares and 643,550 shares were anti-dilutive, respectively. For the nine-month periods ended September 30, 2010 and September 30, 2009, 358,400 shares and 682,459 shares were anti-dilutive, respectively.

NOTE 8. SUBSEQUENT EVENT

On October 14, 2010, the Company entered into an equipment lease agreement, effective as of October 1, 2010, with Union Pacific pursuant to which Pacer leases 53-foot, 110-inch Pacer-branded intermodal containers from Union Pacific to support Pacer’s domestic intermodal traffic. At the same time, Pacer assigned and Union Pacific assumed all of Pacer’s future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors.

The equipment lease agreement with Union Pacific is coterminous with Pacer’s multi-year commercial agreement with Union Pacific executed in November 2009. Union Pacific is responsible for maintenance and repair of the containers that it leases to Pacer. The number of containers leased from Union Pacific may be adjusted up or down in the future to address anticipated changes in Pacer’s equipment needs. Monthly rent payable for the current number of containers leased from Union Pacific will be approximately $1.24 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, the expected impact of the new arrangements with Union Pacific Railroad Company (“Union Pacific”), financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report are discussed under “Item 1A. Risk Factors” of this Quarterly Report and the 2009 Annual Report and include:

•	general economic and business conditions, including the continued effect of the current weak economic environment and the timing and strength of any economic recovery;

•	industry trends, including changes in the costs of services from rail and motor transportation providers;

•

changes resulting from our new arrangements with Union Pacific that have reduced revenues and may compress margins, affect our equipment fleet, result in operational difficulties, and reduce our results of operation;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our legacy contracts as these expire (including our legacy contract with Union Pacific, expiring in 2011 which continues to apply to our automotive and international lines of business, and our legacy contract with CSX Intermodal (“CSX”), expiring in 2014);

•	our reliance on Union Pacific to provide us with, and to service and maintain, the equipment used in our business;

•	our ability to borrow amounts under our credit agreement due to borrowing base limitations and/or to comply with the financial ratio and other covenants in our credit agreement;

•	increases in interest rates;

•	the loss of one or more of our major customers;

•	the success of our cost reduction initiatives in improving our operating results and cash flows;

•	the effect of the current weak economic environment and credit market disruption on our customers, including reduced transportation needs and an inability to pay us on time or at all;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	changes in, or the failure to comply with, government regulations;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail and motor transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	our ability to successfully defend or resolve customer and vendor rate and volume adjustment claims against us;

•	changes in international and domestic shipping patterns;

•	availability of qualified personnel;

•	selecting, developing and implementing applications and solutions to update or replace our diverse legacy systems;

•	increases in our leverage;

•	our ability to integrate acquired businesses; and

•	terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. This is especially important given the August 17, 2009 sale of certain assets of our truck services business unit and the new rail carrier transportation arrangements entered into on November 3, 2009 with Union Pacific, which, among other changes, has resulted in our intermodal marketing company customers having transitioned away from us substantially all of their domestic east-west big box traffic. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in the 2009 Annual Report and in this Quarterly Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Executive Summary

For the first nine months of 2010, Pacer has continued to make progress in achieving its strategic objectives and improving its financial results. We have increased overall operating income and cash flow from operations in the first nine months of 2010 as compared to the corresponding 2009 periods notwithstanding the transition of substantially all of the wholesale domestic east-west big box business we previously handled for intermodal marketing companies (“IMCs”) as discussed below. Our focus on the expansion of our remaining business enabled us to replace a substantial portion of the revenues from the transitioned business and obtain new traffic to balance equipment flows on our network. Optimizing and managing our intermodal equipment flows on our network is and will continue to be a primary focus (as further discussed below) as this will drive both our financial results and provide our customers with the service quality and on time performance that they have come to expect.

We have made progress towards maximizing the utilization of our equipment and increasing equipment turns. We have reduced the number of containers and chassis we utilize by 33.9% and 39.1%, respectively, since September 30, 2009, by aggressively eliminating excess capacity and entering into new equipment arrangements which provide us with the flexibility to adjust our equipment fleet with demand.

We have implemented a new internally-developed transportation management and operations solutions system to replace the systems previously provided through an agreement with APL for our intermodal operations. In addition to increased control and cost savings, we believe this new system will provide us with a greater ability to optimize our equipment within our network. New shipments were handled through the replacement system beginning mid 2010.

We have continued to see the benefits from our cost reduction activities begun in 2009 and continued in 2010. These initiatives led to a year over year reduction in SG&A expenses of 18.2%. In addition, our average employment level has remained steady since the first quarter of 2010, but is reduced by 26.8%, or 380 people, compared to the nine-month average for 2009 through the combined impacts of severance activity, attrition, and the August 2009 sale of certain assets of our truck services unit.

Income from operations for the first nine months of 2010 was $7.1 million compared to a loss from operations of $234.2 million for the 2009 period which included a $200.4 million non-cash goodwill impairment charge. Excluding the $200.4 million non-cash goodwill impairment charge recorded in the first quarter of 2009 and all severance expenses in the 2010 and 2009 periods, Pacer’s adjusted operating income for the first nine months of 2010 improved by $39.5 million as compared to the 2009 period. A reconciliation of GAAP financial results to adjusted financial results included in this Quarterly Report which exclude the impact of the goodwill impairment and severance charges is contained elsewhere in this Quarterly Report. Our cash flow from operations also continues to improve and was $24.6 million more in the first nine months of 2010 compared to the 2009 period.

During the third quarter, our results were negatively impacted by Hurricane Alex, which caused significant track damage in Mexico. Service embargoes, network congestion and our inability to return equipment from Mexico on a timely basis significantly disrupted our Mexican rail operations for over 45 days, which in turn resulted in significant equipment imbalances throughout our entire rail network. We estimate that the impact of Hurricane Alex reduced intermodal operating income between $3.5 million and $4.0 million during the third quarter of 2010. As part of our increased focus on network optimization, we continually monitor equipment turns and saw the impact of Hurricane Alex on equipment turns in the third quarter, which decreased by 15.1% from the second quarter. Equipment turns (i.e., the number of revenue generating loads a container makes in a lane each month) measures equipment efficiency.

With the transformation of our intermodal business, we have heightened our focus on the optimization of our network, seeking to reposition each container for the next load and balance equipment movements, regardless of whether the traffic is from a specific type of customer (i.e., retail or wholesale). Our focus is on maintaining the balance of the container flows between east-west and north-south movements and optimizing revenues and margins per load among our various lines of business. Accordingly, distinctions between types of customers and lines of business from both an operational and revenue generation perspective have become secondary to the goal of maximizing the revenue per load, and minimizing repositioning costs and linehaul charges paid to our carriers. Since we are managing our business to optimize our network utilization to drive revenue growth, rather than by line of business, we have refocused our analysis of our intermodal business in this MD&A and eliminated, where appropriate, the distinctions previously made between the retail, automotive and third party domestic lines of business, all of which operate in our 53-ft container fleet, in our analysis of revenues and costs in the “Results of Operations” section below. Our intermodal ocean carrier service (“OCS” formerly referred to as the “international line of business”) operates on the same network; however, their customer base is specific to ocean carriers, which use international sized containers. The OCS containers are managed collectively with the rest of the intermodal business as it provides rail and drayage density but is not dependent to any material extent on the retail, automotive or third party domestic lines of business.

We have also changed our calculation for analyzing gross margin in the intermodal line of business. Historically, Pacer has calculated its gross margin percentage as revenues less cost of purchased transportation divided by revenues. Cost of purchased transportation consists primarily of amounts charged to us by railroads and local trucking companies. We also incur direct operating costs in our intermodal operations, which consist of equipment lease expense, equipment maintenance and repair costs, and terminal and cargo handling expenses. In connection with the fleet sharing arrangements with Union Pacific and our extensive efforts in 2010 to right-size our equipment fleet, our responsibilities for equipment lease expense, maintenance and repair costs and other direct operating expenses have changed (see in Notes 1 and 8 of the Notes to Condensed Consolidated Financial Statements and “Liquidity and Capital Resources - Recent Developments” below). Now, when management analyzes potential and current traffic and seeks to optimize equipment capacity and flows on our network, we combine the cost of purchased transportation and direct operating expenses, and calculate the gross margin percentage as revenues less cost of purchased transportation and direct operating expenses divided by revenues. We believe this provides a more complete and accurate view of our operations as our gross margin will reflect all direct costs associated with our revenue. The discussion of our results of operations in this MD&A reflects our new calculation of intermodal gross margin percentage.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. For additional information regarding critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our 2009 Annual Report.

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

Deferred Tax Assets. At September 30, 2010, we have recorded net deferred tax assets of $37.2 million and have not recorded a valuation reserve as we believe that future earnings will be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is approximately $97.9 million. Should we not be able to generate this future income, we would be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in our Statement of Operations.

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

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. Recent non-GAAP financial measures include (1) adjusted net income and adjusted income from operations for the logistics and intermodal segments and on a consolidated basis, which exclude the effect of the Company’s goodwill impairment write-off in the first quarter of 2009 and severance charges in 2009 and 2010, and (2) adjusted revenues, which exclude the impact of the transition of the east-west big box business from IMCs and the sale of the truck services unit in August 2009. Management uses these non-GAAP measures in its analysis of the Company’s performance and regularly reports such information to our Board of Directors. Management believes these non-GAAP financial measures provide useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for revenue, net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth our historical financial data by reportable segment for the three months ended September 30, 2010 and September 30, 2009 (in millions).

	2010	2009	Change	% Change
Revenues
Intermodal	$255.7	$314.9	$(59.2)	(18.8)%
Logistics	109.4	104.4	5.0	4.8
Inter-segment elimination	(0.3)	(0.6)	0.3	(50.0)

Total	364.8	418.7	(53.9)	(12.9)

Cost of purchased transportation and services and direct operating expense 1/
Intermodal	229.8	283.5	(53.7)	(18.9)
Logistics	95.3	90.1	5.2	5.8
Inter-segment elimination	(0.3)	(0.6)	0.3	(50.0)

Total	324.8	373.0	(48.2)	(12.9)

Gross margin
Intermodal	25.9	31.4	(5.5)	(17.5)
Logistics	14.1	14.3	(0.2)	(1.4)

Total	$40.0	$45.7	$(5.7)	(12.5)%

Gross margin percentage
Intermodal	10.1%	9.9%	0.2%
Logistics	12.9	13.7	(0.8)

Total	11.0%	10.9%	0.1%

Selling, general & administrative expenses
Intermodal	$17.4	$25.2	$(7.8)	(31.0)%
Logistics	13.9	14.2	(0.3)	(2.1)
Corporate	3.5	3.9	(0.4)	(10.3)

Total	34.8	43.3	(8.5)	(19.6)

Depreciation and amortization
Intermodal	1.4	1.3	0.1	7.7
Logistics	0.4	0.3	0.1	33.3
Corporate	0.1	0.1	—	—

Total	1.9	1.7	0.2	11.8

Income (loss) from operations
Intermodal	7.1	4.9	2.2	44.9
Logistics	(0.2)	(0.2)	0.0	(0.0)
Corporate	(3.6)	(4.0)	0.4	(10.0)

Total	3.3	0.7	2.6	371.4

Interest (expense)/income	(1.2)	(1.7)	0.5	(29.4)
Income tax (benefit)	1.0	(1.6)	2.6	(162.5)
Net income	$1.1	$0.6	$0.5	83.3%

[1]	Direct operating expenses are only incurred in the intermodal segment.

Revenues. Revenues decreased $53.9 million, or 12.9%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues
Intermodal	$(59.2)	(18.8)%	$3.1	1.3%
Logistics	$5.0	4.8%	$16.6	17.9%

Intermodal Volume		(16.4)%		1.6%

1/	Results excluding the impact of the transitioned east-west big box business on the intermodal segment and the sold truck services unit on the logistics segment. See discussion below.

Total intermodal revenue decreased $59.2 million, or 18.8%, from the prior year to $255.7 million. The intermodal volume declines decreased revenues by 19.8% and were coupled with price/mix changes which caused a 1.1% decrease in revenues. These decreases were partially offset by the impact of a higher fuel surcharge which increased revenues by 2.1%. The average fuel surcharge in effect across all intermodal customers during the 2010 period was 22.7% compared to 18.6% during the 2009 period.

The transition of the east-west big box business resulted in overall intermodal volume declines of 17.7%. Revenues associated with the transitioned business were $67.4 million in the third quarter of 2009 as compared to revenues of $5.1 million in the corresponding 2010 period. Excluding the impact of the transitioned business, revenues grew $3.1 million and volumes increased 1.6%. The revenue and volume growth in the quarter was adversely impacted by Hurricane Alex’s disruption of the rail service in Mexico, which was the primary driver of the decline in our equipment turns from 1.57x in 2009 to 1.52x in 2010. In the absence of Hurricane Alex and excluding the transitioned business, we estimate our volumes would have increased between 5.6% and 6.5%.

Revenues in our logistics segment increased $5.0 million, or 4.8%, in the 2010 period compared to the 2009 period primarily driven by increases in our international freight forwarding and ocean shipping operations, partially offset by the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time. Excluding the impact of our truck services unit revenues of $11.6 million in the 2009 period, revenues increased $16.6 million or 17.9%. The revenue increase in our international operations was due primarily to increased military shipments coupled with increased domestic export volumes during the 2010 period.

Cost of Purchased Transportation and Services and Direct Operating Expense. Cost of purchased transportation and services and direct operating expense decreased $48.2 million, or 12.9%, in the 2010 period compared to the 2009 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense decreased $53.7 million, or 18.9%, in the 2010 period compared to the 2009 period. The shift of domestic east-west big box business away from us reduced our cost by $61.9 million, with this business representing $66.1 million of costs in the 2009 period compared to $4.2 million in the 2010 period. Additionally, the 2010 period benefited from a reduction in expense of $1.4 million due to the amortization of a portion of the deferred gain recognized in connection with the new Union Pacific arrangements. This decrease was partially offset by the increase in costs driven by the volume and rate increases in our remaining intermodal business. At September 30, 2010, we utilized 33.9% fewer containers and 39.1% fewer chassis than at September 30, 2009. These reduced equipment amounts reflect the impact of Pacer equipment maintained and utilized by Union Pacific under the fleet sharing arrangement.

Cost of purchased transportation and services in our logistics segment increased $5.2 million, or 5.8%, in the 2010 period compared to the 2009 period. The increase was due primarily to increased costs in our international operations ($16.0 million) related to the increase in military shipments during the 2010 period, partially offset by the elimination of costs in our former truck services unit ($10.6 million in the 2009 period) as a result of the August 2009 sale of certain assets in that unit.

Gross Margin. Overall gross margin decreased $5.7 million, however our overall gross margin percentage, revenues less the cost of purchased transportation and services and direct operating expense divided by revenues, increased 0.1%. The gross margin for our intermodal segment decreased $5.5 million, primarily as a result of the volume declines discussed above. The gross margin percentage for our intermodal segment increased to 10.1% in the 2010 period compared to 9.9% in the 2009 period. The increase in the gross margin percentage is a result of right-sizing our equipment. The benefit of our right-sizing of equipment was partially offset by the impact of Hurricane Alex, which is estimated to have reduced our gross margin by $3.5 million to $4.0 million.

The gross margin percentage for our logistics segment decreased from 13.7% in the 2009 period to 12.9% in the 2010 period. The decrease was due primarily to the higher amount of military shipments in our international operations during the 2010 period and our cessation of our trucking services operations following our August 2009 sale of certain assets of our truck services unit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.5 million, or 19.6%, in the 2010 period compared to the 2009 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2009 and continuing in 2010. Our average employment level declined by 209 people, or 16.6%, in the 2010 period compared to the 2009 period due to severance activities, the sale of certain assets of our truck services unit and attrition. We estimate that the reduced employment level reduced expenses by approximately $3.9 million in the 2010 period compared to the 2009 period. In April 2009, management implemented across the board temporary salary reductions, which were restored in July 2010, and resulted in an increase in compensation expense of $1.1 million in the 2010 period. A total of $0.1 million in severance costs were incurred during the 2010 period, all at corporate. A total of $2.0 million of severance costs were incurred during the 2009 period, $1.0 million in the intermodal segment, $0.5 million in the logistics segment and $0.5 million in corporate. In addition to the reduction of the employment level, we implemented a new internally-developed transportation management and operations solution system in July 2010, which replaced the systems previously provided through an agreement with APL. Use of the new system resulted in a reduction in selling, general and administrative expenses for the 2010 quarter of $2.7 million. The 2010 and 2009 periods also benefited from reductions of expenses of $2.2 million and $1.5 million, respectively, from gains recognized on the sale of equipment in the 2010 period and the sale of certain assets in our truck services unit in the 2009 period.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million, or 11.8%, in the 2010 period compared to the 2009 period due to our reduced equipment levels, partially offset by the $0.4 million increase in depreciation as the result of the implementation of the transportation management and operations solution system.

Income (Loss) From Operations. Income from operations increased $2.6 million from operating income of $0.7 million in the 2009 period to $3.3 million in the 2010 period.

Intermodal segment income from operations increased $2.2 million to income of $7.1 million in the 2010 period from $4.9 million in the 2009 period. As discussed above, the primary drivers of the improvement were the impact of reduced employment levels and other cost reduction activity begun in 2009. Additionally, the disruption of rail service caused by Hurricane Alex is estimated to have reduced intermodal operating income by $3.5 million to $4.0 million.

Logistics segment loss from operations remained consistent at $0.2 million in both the 2009 and 2010 periods. The impact of the reduced employment levels and other cost reduction activity begun in 2009 was entirely offset by the reduction in gross margin primarily driven by the increase in military shipments in our international unit during the 2010 period.

Corporate expenses decreased $0.4 million, or 10.0% in the 2010 period compared to the 2009 period primarily due to the reduced employment levels and other cost savings activity begun in 2009.

Interest Expense. Interest expense, decreased by $0.5 million for the 2010 period compared to the 2009 period. The decrease in interest expense is the result of the outstanding debt balance declining from $54.4 million at September 30, 2009 to $23.7 million at September 30, 2010. This decrease was partially offset by an increase in the average interest rate under the facility to 5.6% during the 2010 period as compared to 5.1% during the 2009 period. The increase in the average interest rate is the result of the amendment to our credit facility completed on August 28, 2009.

Income Tax Expense (Benefit). We recorded an income tax expense of $1.0 million in the 2010 period compared to an income tax benefit of $1.6 million in the 2009 period. The effective tax rate was 44.6% and 160.0% for the quarters ended September 30, 2010 and 2009, respectively. The change was primarily due to the impact of the truck services asset sale transaction in August 2009 coupled with the change from a pretax net loss in 2009 to pretax net income in 2010.

Net income (loss). As a result of the foregoing, net income increased $0.5 million to net income of $1.1 million in the 2010 period compared to $0.6 million in the 2009 period.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth our historical financial data by reportable segment for the nine months ended September 30, 2010 and September 30, 2009 (in millions).

	2010	2009	Change	% Change
Revenues
Intermodal	$800.3	$864.8	$(64.5)	(7.5)%
Logistics	330.0	290.7	39.3	13.5
Inter-segment elimination	(0.8)	(1.5)	0.7	(46.7)

Total	1,129.5	1,154.0	(24.5)	(2.1)

Cost of purchased transportation and services and direct operating expense 1/
Intermodal	715.6	797.4	(81.8)	(10.3)
Logistics	289.1	247.5	41.6	16.8
Inter-segment elimination	(0.8)	(1.5)	0.7	(46.7)

Total	1,003.9	1,043.4	(39.5)	(3.8)

Gross margin
Intermodal	84.7	67.4	17.3	25.7
Logistics	40.9	43.2	(2.3)	(5.3)

Total	$125.6	$110.6	$15.0	13.6%

Gross margin percentage
Intermodal	10.6%	7.8%	2.8%
Logistics	12.4	14.9	(2.5)

Total	11.1%	9.6%	1.5%

Selling, general & administrative expenses
Intermodal	$61.6	$78.9	$(17.3)	(21.9)%
Logistics	38.8	47.1	(8.3)	(17.6)
Corporate	13.4	13.2	0.2	1.5

Total	113.8	139.2	(25.4)	(18.2)

Goodwill impairment write-off
Intermodal	—	169.0	(169.0)	(100.0)
Logistics	—	31.4	(31.4)	(100.0)

Total	—	200.4	(200.4)	(100.0)

Depreciation and amortization
Intermodal	3.6	4.0	(0.4)	(10.0)
Logistics	0.9	1.0	(0.1)	(10.0)
Corporate	0.2	0.2	—	—

Total	4.7	5.2	(0.5)	(9.6)

Income (loss) from operations
Intermodal	19.5	(184.5)	204.0	(110.6)
Logistics	1.2	(36.3)	37.5	(103.3)
Corporate	(13.6)	(13.4)	(0.2)	1.5

Total	7.1	(234.2)	241.3	(103.0)

Interest (expense)/income	(3.7)	(2.9)	(0.8)	27.6
Income tax (benefit)	1.4	(53.0)	54.4	(102.6)
Net income (loss)	$2.0	$(184.1)	$186.1	(101.1)%

[1]	Direct operating expenses are only incurred in the intermodal segment.

Revenues. Revenues decreased $24.5 million, or 2.1%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues
Intermodal	$(64.5)	(7.5)%	$101.1	15.0%
Logistics	$39.3	13.5%	$92.9	39.2%

Intermodal Volume		(10.9)%		9.0%

1/	Results excluding the impact of the transitioned east-west big box business on the intermodal segment and the sold truck services unit on the logistics segment. See discussion below.

Total intermodal revenue decreased $64.5 million, or 7.5%, from the prior year to $800.3 million. Volume declines decreased revenue by 13.6%, which was partially offset by the impact of price/mix changes and a higher fuel surcharge, which increased revenue by 2.2% and 4.0%, respectively. The average fuel surcharge in effect across all intermodal customers during the 2010 period was 22.4% compared to 15.4% during the 2009 period.

The transition of the east-west big box business resulted in overall intermodal volume declines of 18.1%. Revenues associated with the transitioned business were $189.9 million in the 2009 period as compared to revenues of $24.3 million in the corresponding 2010 period. Excluding the impact of the transitioned business, revenues grew $101.1 million and volumes increased 9.0%. The revenue and volume growth in the nine month period, was adversely impacted by Hurricane Alex’s disruption of the rail service in Mexico, which was the primary driver of the decline in our equipment turns in the three month period ended September 30, 2010. In the absence of Hurricane Alex and excluding the transitioned business, we estimate our volumes would have increased between 10.5% and 10.8%. Despite the impact of Hurricane Alex, our overall equipment turns increased from 1.48x in 2009 to 1.64x in 2010, which is the result of the right sizing of our equipment fleet.

Revenues in our logistics segment increased $39.3 million, or 13.5%, in the 2010 period compared to the 2009 period primarily driven by increased revenues in our international freight forwarding and ocean shipping operations, partially offset by the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time. Excluding the impact of our truck services unit revenues of $53.6 million in the 2009 period, revenues increased $92.9 million or 39.2%. The revenue increase in our international operations was due primarily to increased military shipments coupled with increased domestic export volumes during the 2010 period.

Cost of Purchased Transportation and Services and Direct Operating Expense. Cost of purchased transportation and services and direct operating expense decreased $39.5 million, or 3.8%, in the 2010 period compared to the 2009 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense decreased $81.8 million, or 10.3%, in the 2010 period compared to the 2009 period. The shift of domestic east-west big box business away from us reduced our cost by $171.7 million, with this business representing $195.0 million of cost in the 2009 period compared to $23.3 million in the 2010 period. Additionally, the 2010 period benefited from a reduction in expense of $4.2 million due to the amortization of a portion of the deferred gain recognized in connection with the new Union Pacific arrangements. This decrease was partially offset by the increase in cost driven by the volume and rate increases in our remaining intermodal business. In the 2010 period the cost of purchased transportation was reduced $1.7 million due to recognition of additional clean truck incentive fees from activities at the Ports of Los Angeles and Long Beach due to port authorities reducing the thresholds required to earn the incentives. During the first quarter of 2010, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded at that time, as a reduction of lease expense, an initial gain of $0.3 million and deferred an additional gain of $2.1 million which we are amortizing over the lease term. During the 2010 period, a total of $0.6 million of gain was recorded as a reduction of lease expense. At September 30, 2010, we utilized 33.9% fewer containers and 39.1% fewer chassis than at September 30, 2009. These reduced equipment amounts reflect the impact of Pacer equipment maintained and utilized by Union Pacific under the fleet sharing arrangement.

Cost of purchased transportation and services in our logistics segment increased $41.6 million, or 16.8%, in the 2010 period compared to the 2009 period. The increase was due primarily to increased costs in our international operations ($88.4 million) related to the increase in military shipments in the 2010 period partially offset by the elimination of costs in our former truck services unit ($48.3 million in the 2009 period) as a result of the August 2009 sale of certain assets in that unit. The overall transportation gross margin percentage for our logistics segment decreased from 14.9% in the 2009 period to 12.4% in the 2010 period. The decrease was due primarily to the higher amount of military shipments in our international unit during the 2010 period and our cessation of our trucking services operations following our August 2009 sale of certain assets of our truck services unit.

Gross Margin. Overall gross margin and gross margin percentage, revenues less the cost of purchased transportation and services and direct operating expense divided by revenues, increased $15.0 million and 13.6%, respectively. The gross margin for our intermodal segment increased $17.3 million, primarily as a result of reduced equipment cost and improved equipment turns as discussed above. The gross margin percentage for our intermodal segment increased to 10.6% in the 2010 period compared to 7.8% in the 2009 period. The increases in the gross margin and gross margin percentage result primarily from the right-sizing of our equipment fleet, increased equipment turns and other reductions to direct operating expenses, partially offset by the impact of Hurricane Alex, which is estimated to have reduced our gross margin by $3.5 million to $4.0 million.

The gross margin percentage for our logistics segment decreased from 14.9% in the 2009 period to 12.4% in the 2010 period. The decrease was due primarily to the higher amount of military shipments in our international operations during the 2010 period and our cessation of our trucking services operations following our August 2009 sale of certain assets of our truck services unit.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $25.4 million, or 18.2%, in the 2010 period compared to the 2009 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2009 and continuing in 2010. Our average employment level declined by 380 people, or 26.8%, in the 2010 period compared to the 2009 period due to severance activities, the sale of certain assets of our truck services unit and attrition. We estimate that the reduced employment level reduced expenses by approximately $21.4 million in the 2010 period compared to the 2009 period. The across-the-board temporary salary reductions and discontinuation of the Company’s 401(k) plan matching expenses, implemented in April 2009, are estimated to have reduced expenses an additional $0.7 million in the 2010 period compared to the 2009 period. Full salaries were restored in July 2010. A total of $2.9 million in severance costs were incurred during the 2010 period, $1.7 million at corporate and $1.2 million in the intermodal segment. A total of $4.3 million of severance costs were incurred during the 2009 period, $2.7 million in the intermodal segment, $1.1 million in the logistics segment, and $0.5 million in corporate. In July 2010, we implemented a new internally-developed transportation management and operations solution system, which replaced the systems previously provided through an agreement with APL. Use of the new system resulted in a reduction in costs for the 2010 period of $2.7 million. The 2010 and 2009 periods benefited from reductions of expenses of $2.4 million and $2.2 million, respectively, from gains recognized on the sale of equipment in the 2010 period and the sale of certain assets in our truck services unit and equipment in the 2009 period.

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

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.5 million, or 9.6%, in the 2010 period compared to the 2009 period due to our reduced equipment levels, partially offset by the $0.4 million increase in depreciation as the result of the implementation of the transportation management and operations solution system.

Income (Loss) From Operations. Income from operations increased $241.3 million to operating income of $7.1 million in the 2010 period from an operating loss of $234.2 million, including the $200.4 million goodwill impairment charge, in the 2009 period. Income (loss) from operations, adjusted to exclude the goodwill impairment charge in 2009 and severance expense in both periods, increased $39.5 million from an adjusted loss of $29.5 million in the 2009 period to an adjusted income of $10.0 million in the 2010 period. See the table below reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment and severance charges.

Intermodal segment income from operations increased $204.0 million to income of $19.5 million from an operating loss of $184.5 million which included the $169.0 million goodwill impairment charge in 2009. Excluding the 2009 goodwill impairment charge and severance expense in both periods, intermodal segment income from operations increased $33.5 million to an adjusted income from operations of $20.7 million in the 2010 period from an adjusted loss of $12.8 million in the 2009 period. As discussed above, the primary drivers of the improvement were lower direct operating expenses from a smaller equipment fleet, increased equipment turns and other equipment cost improvements, reduced employment levels and other cost reduction activity begun in 2009, as well as the absence of the goodwill impairment charge. The operating income improvements were offset by the effect of rail service disruptions caused by Hurricane Alex, which we estimate reduced our intermodal operating income by $3.5 million to $4.0 million.

Logistics segment income from operations increased $37.5 million to income of $1.2 million from a loss of $36.3 million which included the $31.4 million goodwill impairment charge in 2009. Excluding the 2009 goodwill impairment charge and the 2009 severance expense of $1.1 million, logistics segment income from operations improved $5.0 million to income of $1.2 million in the 2010 period compared to an adjusted loss of $3.8 million in the 2009 period. Improved income from operations for the 2010 period compared to the 2009 period results from lower costs due to the reduced employment levels and other cost savings activity begun in 2009, coupled with $3.5 million of the improvement reflecting the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time.

Corporate expenses increased $0.2 million, or 1.5%, in the 2010 period compared to the 2009 period. Excluding the severance expense in both periods, corporate expense decreased $1.0 million to an adjusted expense of $11.9 million in the 2010 period from an adjusted expense of $12.9 million in the 2009 period. The reduction in expense is primarily due to the reduced employment levels and other cost savings activity begun in 2009.

Interest Expense. Interest expense increased by $0.8 million for the 2010 period compared to the 2009 period. The increase was due to higher deferred loan fee amortization of $0.6 million related to our Amended and Restated Credit Agreement (the “A&R Credit Agreement”) which we executed in August 2009, coupled with the increase in the average interest rate under the facility to 5.7% during the 2010 period as compared to 3.0% during the 2009 period. The above increases were partially offset by the decrease in the outstanding debt balance from $54.4 million at September 30, 2009 to $23.7 million at September 30, 2010.

Income Tax (Benefit). We recorded an income tax expense of $1.4 million in the 2010 period compared to an income tax benefit of $53.0 million in the 2009 period. The effective tax rate was 39.7% and 22.4% for the nine months ended September 30, 2010 and 2009, respectively. The change was primarily due to the $240.5 million increase in income before taxes for the nine months ended September 30, 2010 as compared to the same period in 2009 resulting primarily from the 2009 goodwill impairment charge.

Net income (loss). As a result of the foregoing, net income increased $186.1 million to net income of $2.0 million in the 2010 period compared to a net loss of $184.1 million in the 2009 period.

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Nine Months Ended September 30, 2010 and September 30, 2009

(in millions, except share and per share amounts)

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009				Adjusted
Item	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Variance 2010 vs 2009
Income (loss) from operations - intermodal	$19.5	$1.2	1/	$20.7	$(184.5)	$171.7	4/	$(12.8)	$33.5
Income (loss) from operations - logistics	1.2	—		1.2	(36.3)	32.5	5/	(3.8)	5.0
Income (loss) from operations - corporate	(13.6)	1.7	2/	(11.9)	(13.4)	0.5	6/	(12.9)	1.0

Income (loss) from operations - total	7.1	2.9		10.0	(234.2)	204.7		(29.5)	39.5
Interest expense, net	3.7	—		3.7	2.9	—		2.9	0.8

Income (loss) before income taxes	3.4	2.9		6.3	(237.1)	204.7		(32.4)	38.7
Income tax (benefit)	1.4	1.1	3/	2.5	(53.0)	40.0	7/	(13.0)	15.5

Net income (loss)	$2.0	$1.8		$3.8	$(184.1)	$164.7		$(19.4)	$23.2

Diluted earnings (loss) per share	$0.06	$0.05		$0.11	$(5.30)	$4.74		$(0.56)	$0.67

Weighted average shares outstanding	34,931,080	34,931,080		34,931,080	34,760,659	34,760,659		34,760,659

1/	Intermodal severance expense of $1.2 million.
2/	Corporate severance expense of $1.7 million.
3/	Income tax impact of the adjustments.
4/	Intermodal segment goodwill impairment charge of $169.0 million plus severance expense of $2.7 million.
5/	Logistics segment goodwill impairment charge of $31.4 million plus severance expense of $1.1 million.
6/	Corporate severance expense of $0.5 million.
7/	Income tax impact of the adjustments.

Reconciliation of GAAP Revenues to Adjusted Revenues

For the Three and Nine Months Ended September 30, 2010 and September 30, 2009

(in millions)

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009				Adjusted
	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Variance 2010 vs 2009
Revenues:
Intermodal	$255.7	$(5.1)	1/	$250.6	$314.9	$(67.4)	1/	$247.5	$3.1
Logistics	109.4	—		109.4	104.4	(11.6)	2/	92.8	16.6
Inter-segment elimination	(0.3)	—		(0.3)	(0.6)	—		(0.6)	0.3

	$364.8	$(5.1)		$359.7	$418.7	$(79.0)		$339.7	$20.0

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009				Adjusted
	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Variance 2010 vs 2009
Revenues:
Intermodal	$800.3	$(24.3)	1/	$776.0	$864.8	$(189.9)	1/	$674.9	$101.1
Logistics	330.0	—		330.0	290.7	(53.6)	2/	237.1	92.9
Inter-segment elimination	(0.8)	—		(0.8)	(1.5)	—		(1.5)	0.7

	$1,129.5	$(24.3)		$1,105.2	$1,154.0	$(243.5)		$910.5	$194.7

1/	Transitioned east-west big box revenues from intermodal marketing companies.
2/	Revenues from truck service unit sold in August 2009.

Liquidity and Capital Resources

Cash generated by (used in) operating activities was $3.8 million and $(20.8) million for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. The increase in cash provided by operating activities was due primarily to the higher income from operations in the 2010 period, partially offset by a decrease in cash provided by changes in working capital. Included in cash flow from operating activities is a net tax refund of $7.8 million in the 2010 period compared to a refund of $8.5 million in the 2009 period.

Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures and fund any dividends if declared by our Board, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make or repurchase common stock, if re-authorized by our Board. As required under our A&R Credit Agreement, qualified daily cash receipts are applied on the next business day to repay outstanding borrowings, and cash requirements on a daily basis are borrowed under the A&R Credit Agreement. We had working capital of $9.2 million and $10.8 million at September 30, 2010 and September 30, 2009, respectively.

Our operating cash flows are typically the primary source for funding our contractual obligations. The table below summarizes our major commitments as of September 30, 2010 (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$23.7	$23.7	$—	$—	$—
Capitalized lease obligation	0.1	0.1	—	—	—
Interest on debt	7.1	4.7	2.4	—	—
Operating leases	355.7	83.8	136.0	94.5	41.4
Volume incentives	0.8	0.8	—	—	—
SAP IT agreements	8.4	4.3	4.1	—	—
Other IT agreements	5.5	1.8	3.0	0.7	—
Human resources agreements	1.1	0.6	0.5	—	—
Severance liability	2.3	2.3	—	—	—
Purchased transportation	25.1	25.1	—	—	—

Total	$429.8	$147.2	$146.0	$95.2	$41.4

Debt is the amount outstanding under our A&R Credit Agreement which we entered into in August 2009. As a result of the lock-box arrangements under the A&R Credit Agreement, amounts outstanding thereunder at September 30, 2010 are classified as a current liability on our consolidated balance sheet under ASC 470-10-45-5A. The capital lease obligations were incurred in 2008 and were related to the implementation of SAP software. Cash interest expense on debt was estimated using current rates as of September 30, 2010 for all periods based upon the current outstanding balance through April 5, 2012, the maturity date of the A&R Credit Agreement.

The majority of the operating lease obligations relates to our intermodal segment’s lease of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $36.1 million in the first nine months of 2010 and $36.3 million in the corresponding 2009 period. Also partially offsetting the lease payment requirements are amounts payable by Union Pacific (not reflected in the table above) for the portion of our 53-foot container and chassis fleet allocated to Union Pacific under our new equipment arrangements. Union Pacific has assumed the responsibility for greater numbers of containers and chassis in stages with full responsibility for its allocated portion of the fleet beginning on February 1, 2010. For the first nine-months of 2010, equipment payments of $13.4 million, recorded as a reduction of direct operating expense in the statement of operations, were due from Union Pacific for containers and chassis utilized by Union Pacific. During October 2010, we have assigned and Union Pacific has assumed, effective October 1, 2010, our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors, which assumed obligations are included in the operating lease commitments set forth in the table above at September 30, 2010. At the same time, we entered into an equipment lease agreement, effective as of October 1, 2010, with Union Pacific pursuant to which we lease 53-foot, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. Since these transactions were not in effect as of September 30, 2010, the operating lease commitments in the table above have not been adjusted for the new lease agreement with, or the lease assignments, to Union Pacific. See “Recent Developments” below for additional information.

Some of the operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception. If we were to provide notice of non-renewal, the minimum lease payments (including the potential guaranteed portion of the residual value which may be payable) would be $96.8 million in less than one year period, $135.2 million for the 1 to 3 year period, $79.1 million for the 3 to 5 year period, and $29.8 million for the more than 5 year period above.

During the 2010 period, the intermodal segment returned a net 212 primarily 48-ft. leased containers, retired 1,171 primarily 53-ft owned containers, returned 1,083 leased chassis and sold 2,804 owned chassis. During the 2009 period, the intermodal segment returned a net 2,226 48-ft. and 53-ft. leased containers, retired 449 primarily 53-ft owned containers, returned 1,039 leased chassis and retired 648 owned chassis.

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

Cash flows provided by (used in) investing activities were $(1.7) million and $17.9 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. The 2010 cash capital expenditures included $4.0 million for the internally developed transportation management and operations solutions to replace the systems previously provided through an agreement with APL and $2.7 million for other capital expenditures. Also during the 2010 period, we received proceeds of $2.4 million from a sale leaseback arrangement for 4,000 53-ft containers and recorded, as a reduction of lease expense, a gain of $0.6 million and deferred an additional gain of $1.8 million which will be amortized over the remaining lease term. During the 2010 and 2009 periods, we retired and sold primarily 48-ft. chassis in our Stacktrain unit for proceeds of $2.6 million in each period. The 2009 cash capital expenditures included $4.6 million for the SAP software project and $2.6 million for normal computer replacement items and leasehold improvements. On June 25, 2009, we entered into an amendment to the software license agreement with SAP, under which the software licensed was limited to the financial and accounting applications. In connection with the amendment, we received a cash payment of $22.5 million and wrote-off $22.4 million of previously capitalized software and other associated costs related to the development of the SAP transportation operations modules. The net amount of the cash received and amounts written-off of $0.1 million is recorded in the selling, general and administrative expenses line item in the Condensed Consolidated Statements of Operations.

Cash flows provided by (used in) financing activities were $0.3 million and $1.1 million for the 2010 and 2009 periods, respectively. During the 2010 period, we borrowed a net $0.7 million under the A&R Credit Agreement, and repaid $0.2 million of capital lease obligations related to the SAP software project. As of September 30, 2010, borrowings under the A&R Credit Agreement bore a weighted average interest rate of 5.6% per annum. The net book value of equipment under capital lease was $0.1 million at September 30, 2010. During the 2009 period, we borrowed $10.4 million, net of $2.4 million of debt issuance costs paid to lenders and $1.4 million of debt issuance costs paid to third parties, under our previous revolving credit facility to support our operations, paid the $5.2 million fourth quarter 2008 cash dividend, and repaid $0.2 million of capital lease obligations related to the SAP software project. During the 2010 and 2009 periods, 26,251 shares and 21,569 shares, respectively, of our common stock were surrendered for payment of employee taxes due upon the annual June 1 vesting of restricted stock. These shares were retired, thereby reducing stockholders’ equity by $0.2 million and $0.1 million, respectively.

The A&R Credit Agreement, which matures on April 5, 2012, provides for a revolving credit facility of up to $125 million (including a $35 million letter of credit facility and a $10 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met). Under the borrowing base formula determined as of September 30, 2010, $60.0 million was available under the A&R Credit Agreement, net of $23.7 million in outstanding loans and $19.3 million of outstanding letters of credit. The outstanding loan amount has been reduced and the availability amount has been increased by $11.3 million for cash deposited into the lenders lock-box on September 30, 2010 and applied to the repayment of outstanding loans on October 1, 2010.

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

The availability block is $500,000 per month on a cumulative basis beginning September 30, 2009, except that commencing on the last day of the month following the reporting of the March 31, 2010 fixed charge coverage ratio (at which time the availability block had reached $3.5 million) the availability block would cease to escalate and instead would be released in four successive equal monthly installments if, and only for so long as, the Company has achieved a fixed charge coverage ratio of greater than 1.25:1.00 for the preceding 12 month period (or for periods ending on or prior to July 30, 2010, for the period beginning August 1, 2009). If the availability block fixed charge coverage ratio is 1.25:1.00 or lower for any such period, the release of any block will be suspended, and the availability block will recommence at the rate of $500,000 per month which will be added to any then existing availability block. Our fixed charge coverage ratio has exceeded 1.25:1.00 since the reporting of our March 31, 2010 ratio and, as a result, as of September 30, 2010, the availability block had been reduced to zero.

The availability reserve is the sum of (i) the L/C Reserve, (ii) reserves established by the Administrative Agent in its reasonable discretion for bank products extended to the Company and its subsidiaries by any lender party to the A&R Credit Agreement (such as foreign exchange and cash management services), (iii) obligations of the Company and its subsidiaries secured by liens that are senior to the liens under the A&R Credit Agreement, (iv) the availability block then in effect, and (v) such additional reserves established by the Administrative Agent in its reasonable discretion from time to time. As of September 30, 2010, the availability reserve was $19.3 million, entirely consisting of the L/C Reserve.

Through the delivery of financial statements and a compliance certificate with respect to the period ended March 31, 2010, borrowings under the A&R Credit Agreement bore interest, at the Company’s option, at a base rate plus a margin of 3.75% per annum, or at a Eurodollar rate plus a margin of 4.75% per annum. Following delivery of such financial statements and compliance certificate, the margin declined to 3.50% on base rate loans or 4.50% on Eurodollar rate loans provided that the Company’s fixed charge coverage ratio is greater than 1.50:1.00 for the preceding 12-month period (or for periods ended prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month). The reduced margin was applicable during the second and third quarters of 2010. The base rate is the highest of the prime lending rates of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.0%, or the federal funds rate plus  1/2 of 1%.

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

The fixed charge coverage ratio requires the Company to maintain as of the end of each month a minimum ratio for the preceding 12-month period (or for periods ended on or prior to July 30, 2010, for the period beginning August 1, 2009 through the end of the applicable month) of 1.25:1.00. At September 30, 2010, the Company was in compliance with the covenants of the A&R Credit Agreement, with a fixed charge coverage ratio of 2.98:1.00x, which decreased from the June 30, 2010 fixed charge coverage ratio of 5.67:1.00x, primarily due to an agreed upon change in the treatment of a $6.8 million income tax refund received during the second quarter for the purposes of the A&R Credit Agreement. Previously the entire income tax refund was considered as income taxes paid in cash in the period received, whereas currently income tax refunds are treated as a reduction of historical taxes paid with the excess applied to future taxes paid. The fixed charge coverage ratio is the ratio of (a) EBITDA (defined as net income plus interest, income taxes, depreciation and amortization expense, non-recurring expenses reducing such net income which do not represent a cash item in the relevant or any future period, non-cash charges or expenses related to equity plans or stock option awards, payroll taxes on exercise of stock options, operating losses associated with Pacer Transport, Inc. (capped at $500,000), and non-recurring operational restructuring charges incurred before August 28, 2010 (capped at $2 million in any three-month period and $5 million in total) minus income tax credits and non-cash items increasing net income) to (b) fixed charges (cash interest expense, regularly scheduled principal payments on or redemptions or similar acquisitions for value of borrowed money, income taxes paid in cash, and capital expenditures (other than those financed with borrowed money other than under the A&R Credit Agreement)).

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

Recent Developments

As previously disclosed, under the November 2009 equipment agreement, Union Pacific assumed operating control of and has reimbursed Pacer for the lease costs for the portion of our 53-ft. container and chassis fleet estimated to be necessary to support the domestic east-west big box traffic from third party intermodal marketing companies that have transitioned to Union Pacific. Union Pacific also assumed direct maintenance responsibilities for chassis and has reimbursed Pacer for maintenance of containers supporting the transitioned IMC traffic. Union Pacific assumed the responsibility for greater numbers of containers and chassis in stages with full responsibility for the fleet supporting the transitioned IMC traffic beginning on February 1, 2010. We retained operating control over the portion of our equipment fleet necessary to support our business. The equipment agreement contains mechanisms that allow us to adjust the size of our fleet up or down in the future to address estimated changes in our equipment needs.

In October 2010, we assigned and Union Pacific assumed, effective as of October 1, 2010, all of Pacer’s future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors, which are included in the operating lease commitments in the “Contractual Obligations” table of the MD&A. Also effective as of October 1, 2010, we entered into an equipment lease agreement with Union Pacific pursuant to which we lease 53-ft, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. The equipment lease agreement with Union Pacific is coterminous with Pacer’s multi-year commercial agreement with Union Pacific. With the assignment of the leases, Union Pacific assumed direct maintenance and repair responsibility for these containers. We continue to lease 53-ft, 107-inch containers and 48-ft containers as well as our existing chassis fleet directly from third party lessors. We believe that the equipment and new leasing arrangements with Union Pacific will be beneficial by allowing us to adjust the size of our container fleet more quickly in response to market demand than was possible under the leases with third party lessors.

As a result of the assignments to date and the execution of the lease with Union Pacific, the amount of operating lease commitments in the “Contractual Obligations” table above would decline by approximately $2.9 million annually, assuming no adjustment of the number of containers currently leased from Union Pacific. We expect to obtain consents from other third party lessors to assign our remaining leases for 53-ft, 110-inch containers to Union Pacific during the 2010 fourth quarter. The $2.9 million reduction in operating leases commitments does not reflect Union Pacific’s separate obligation to pay or reimburse us for rent payments due under the leases for 53-ft, 110-inch containers that have not been assigned. Furthermore, the rent payable by us under the Union Pacific equipment lease includes a cost factor for maintenance expenses, which were not included in rent payable to third party lessors and are therefore not included in the operating lease commitments in the “Contractual Obligations” table above.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 30, 2010.

Based upon the average variable interest rate debt outstanding during the nine months ended September 30, 2010, a 1% change in our variable interest rates would affect our pre-tax earnings by approximately $0.2 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2010, we implemented a new internally-developed transportation management and operations solutions system to replace the system previously provided through an agreement with APL for our intermodal operations. New shipments were handled through the replacement system during the current quarter. The system implementation was not made in response to any deficiency in our internal controls. Otherwise, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

In addition to the information on risk factors set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I – “Item 1A. Risk Factors” to the Company’s 2009 Annual Report, investors should carefully consider the following risks. Except as set forth below, there have been no material changes from the risk factors previously described in Pacer’s 2009 Annual Report on Form 10-K.

We have experienced changes in our equipment fleet in connection with the evolution of our arrangements with Union Pacific that have required us to intensify efforts to manage our equipment flows and utilization. If we are unable to manage our equipment fleet profitability, our financial results may be adversely affected.

On November 3, 2009, we entered into new multi-year arrangement with Union Pacific, which impact our equipment fleet (i.e. containers, chassis and railcars.) Furthermore, a significant portion of the railcar per diem revenues we receive from our railcar fleet are payable by Union Pacific. In connection with these equipment arrangements, we have assigned and Union Pacific assumed, effective October 1, 2010, all of our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors. Also effective October 1, 2010, we entered into an equipment lease agreement with Union Pacific pursuant to which we lease 53-ft, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. Under these arrangements, Union Pacific has assumed direct maintenance and repair responsibility for the containers, including those we are now leasing from Union Pacific. As a result of the new equipment lease and November 3, 2009 equipment arrangements, Union Pacific has become the primary supplier and servicer of the containers used in our business. We have the ability under these arrangements to increase or decrease our equipment fleet from time to time. Union Pacific is also responsible for maintaining all of our chassis used on the Union Pacific network. The refusal or failure of Union Pacific to provide us with additional containers as and when required, or its failure to adequately and timely service our containers or chassis, would have an adverse effect on our business and results of operations. Moreover, as a result of the changes in our intermodal business under the new Union Pacific arrangements, we have intensified our processes for managing equipment flows and optimizing revenue and margins per load across our container fleet. If we are unable to deploy our containers to profitable freight, match equipment and freight flows across the network, and maintain and improve equipment utilization, we may experience compressed margins and reduced financial results.

Approximately 89% of our railcar equipment is leased under operating leases, which are included in the operating leases line item in the contractual obligations table under “Liquidity and Capital Resources.” If we were to provide notice of non-renewal, the minimum lease payments (including the potential guaranteed portion of the residual value which may be payable) could be substantial depending on the year of non-renewal as further described in the “Liquidity and Capital Resources” section of the MD&A contained in the Quarterly Report on Form 10-Q. In connection with our focus on our equipment fleet utilization, we are evaluating our alternatives with respect to our railcar fleet. Any sale of railcars (including those sold after exercise of a purchase option) or lease termination may result in gain or loss depending upon the terms of the transactions. To the extent that we cannot manage our railcar fleet to operate profitably in the future, our financial results could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION.

On November 2, 2010, the Compensation Committee of our Board of Directors approved the 2011 Bonus Plan, which is substantially consistent with the 2010 bonus plan. The 2011 Bonus Plan provides for payment of cash bonuses subject to achievement of specified financial objectives. All employees, including our Chief Executive Officer, Chief Financial Officer, General Counsel and Chief Information Officer, are eligible to participate in the 2011 Bonus Plan. The other executive officers named in the proxy statement for our 2010 annual meeting of shareholders, Messrs. Brashares, Kane and Uremovich and Ms. Bailey, are no longer employed by Pacer and thus will not participate in the 2011 Bonus Plan. Bonuses payable to the named executive officers participating in the 2011 Bonus Plan are contingent on the Company’s actual fiscal year 2011 consolidated operating income, as may be adjusted by the Committee in its discretion for certain items as described in the 2011 Bonus Plan, falling within specified minimum and maximum consolidated operating income targets established by the Committee. Bonuses are capped at 150% of a participant’s bonus opportunity (stated as a percentage of base salary) as established by the Committee. For our Chief Executive Officer, the target bonus opportunity is set at 100% of annual base salary. For our Chief Financial Officer and General Counsel (now serving as Executive Vice President, International Logistics), the target bonus opportunity is set at 50% of annual base salary. For the Chief Information Officer, the target bonus opportunity is 40% of annual base salary. We will provide additional information regarding the compensation of our executive officers in our proxy statement for the 2011 annual meeting of shareholders.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Separation Agreement and Release of Claims between Pacer International and Peter A. Mettra. *+

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: November 8, 2010	By:	/s/ Daniel W. Avramovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2010	By:	/s/ John J. Hafferty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and Release of Claims between Pacer International and Peter A. Mettra.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.