Form 10-K
period 2010-12-31
PACER INTERNATIONAL INC
filed 2011-02-24
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes            No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $242,945,842 at June 30, 2010 (based on the NASDAQ National Market closing price on that date). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates. On February 21, 2011, the registrant had 34,911,424 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the 2011 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2010, have been incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.

ITEM 1. BUSINESS

Overview

Pacer International, Inc. and its consolidated subsidiaries (“the company”, “we”, “us” and “our”) are a leading asset-light transportation and global logistics services provider. Our strategy is to focus on making our customer’s world run smoother. By coordinating our capabilities with our customers’ transportation network needs, we create efficiency and value for shippers and deliver world-class customer service. As one of the premier intermodal transportation providers in North America, our intermodal segment represents approximately 75% of our total revenues. As a complement to our intermodal network, we also provide an array of logistics solutions including global international freight forwarding and non-vessel-operating common carrier (“NVOCC”) services, highway brokerage, warehousing and distribution, and supply chain management services.

Our competitive advantages include:

•	our ability to seamlessly operate one of the largest intermodal networks in North America;

•	our control and management of one of the largest private intermodal equipment fleets in North America which allows us to allocate capacity to and among our customers for their shipping requirements;

•	our ability to provide competitive rates and economies of scale to our customers;

•	a comprehensive portfolio of transportation and logistics services;

•	our opportunity to cross-sell services to existing and potential customers;

•	our asset-light model that provides the flexibility to tailor services to our customers’ needs in rapidly changing freight markets;

•	the ability to provide reliable and consistent services;

•	our expertise in cross border intermodal services, in particular Mexico, where we have people, infrastructure and assets; and

•	our strong relationships with our underlying transportation asset providers that enable us to obtain scale pricing and the exceptional service delivery required in today’s marketplace.

Our Service Offerings

We provide our transportation services from two operating segments, our intermodal segment, which provides intermodal transportation services (the movement of freight via trailer or container using two or more modes of transportation which nearly always include rail and truck segments) principally to beneficial cargo owners (end-user customers), transportation intermediaries and steamship lines who use intermodal transportation, and our logistics segment, which provides highway brokerage, supply chain management services, international freight forwarding, ocean shipping, and warehousing and distribution services to a wide variety of end-user customers.

Both segments have dedicated management teams and offer different but related products and services. Information about our segments, including revenues, income from operations, and geographic information, is included in Note 9 to the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Operations

Intermodal Segment

Our intermodal segment offers full service door-to-door intermodal services to our customers, which include end-user customers, transportation intermediaries, such as intermodal marketing companies (“IMCs”), and steamship lines. We have been a leader in the development and use of double-stack intermodal equipment and methodologies. Double-stack intermodal transportation consists of the movement of cargo containers stacked two high on special railcars, which significantly improves the efficiency of our service by increasing capacity at a low incremental cost without sacrificing quality of service.

We provide container capacity, local transportation services (also called local cartage or drayage), on-site operational services, door-to-door shipment management and high quality customer service for our intermodal customers. We arrange for a container or trailer shipment to be picked up at origin by truck and transported to a site for loading onto a train. The shipment is then transported via railroad to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded and is available for pick-up, we arrange for the shipment to be transported by truck to the final destination. We provide customized electronic tracking and analysis of charges and our own negotiated rail, truck and intermodal rates, and we determine the optimal transportation routes. We also track and monitor shipments in transit, consolidate billing, handle claims for freight loss or damage on behalf of our customers, and manage the handling, consolidation and storage of freight throughout the process. Service provided to an individual customer may include one or all of the components discussed above.

We serve our customers by seamlessly managing their intermodal moves on our extensive and integrated intermodal network, passing on economies of scale that we achieve as a volume buyer from railroads, trucking companies and other third party transportation providers, allocating container capacity from one of the largest private intermodal equipment fleets in North America to service the customers’ intermodal traffic, streamlining the paperwork and logistics of an intermodal move, and handling the majority of the local transportation services through our own trucking operations.

Through multi-year contracts and other arrangements with North American railroads, including Union Pacific, CSX, Kansas City Southern de Mexico (“KCSM”), Norfolk Southern and Canadian National Railroad, we have access to over a 60,000-mile North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. The multi-year contracts provide for, among other things, competitive rates, minimum service standards, capacity assurances, priority handling and the utilization of nationwide terminal facilities.

We contract with independent trucking owner-operators and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers for the interchange and use of equipment supplied by these providers. This network allows us to supply door-to-door transportation across the country for end-user customers, steamship lines and transportation intermediaries. Currently approximately 1,070 owner-operator trucks are under contract with our trucking subsidiaries to haul freight for our customers.

We maintain an extensive fleet of double-stack railcars, containers and chassis, substantially all of which are leased. As of December 31, 2010, our equipment fleet consisted of 1,838 double-stack railcars, 16,552 containers and 16,479 chassis (steel frames with rubber tires used to transport containers over the road). In addition, through arrangements with APL Limited and other shipping companies, we provide customers with access to a large fleet of smaller International Standards Organization (“ISO”) international containers, allowing us to provide additional transportation capacity using these containers as they are being repositioned from destinations within North America back to the West Coast. Our fleet, combined with ocean shipping companies’ ISO containers, makes us a major provider of capacity in all container sizes.

The size of our leased and owned equipment fleet (as well as the smaller ISO international container westbound fleet), the frequent departures available to us through our rail contracts and the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements, which we believe gives us an advantage in attaining, at a competitive price, the responsiveness and reliability required by our customers. Our expertise in Mexico cross-border intermodal services where we have dedicated personnel, infrastructure and assets is another of our competitive advantages. Our information technology systems enable us to continuously track containers, chassis and railcars throughout our transportation network. Through our equipment fleet and arrangements with rail carriers, we can control the equipment used in our intermodal operations and employ full-time personnel on-site at many terminals to ensure close coordination of the services provided at these facilities. Our dedicated fleet and equipment available through programs with the railroads, as well as our ability to balance our equipment flows by selling to third party intermodal marketing companies and highway brokerage companies, allows us to increase our equipment utilization.

We operate the intermodal segment from regional service centers in Dublin, OH, Los Angeles, CA, Jacksonville, FL, and Rutherford, NJ, from local trucking facilities in 26 cities, and from rail terminals and container yards throughout our rail network.

Logistics Segment

Highway Brokerage

We arrange the movement of freight in containers or trailers by truck using a nationwide network of over 3,275 highway carriers. By utilizing our aggregate volumes to negotiate rates, we are able to provide quality service at attractive prices. We provide highway brokerage services throughout North America through our customer service centers in Dublin, OH and Rutherford, NJ, and our network of independent agents and agencies. We manage all aspects of these services for our customers, including selecting qualified carriers, negotiating rates, tracking shipments, billing and resolving disputes.

As a result of our August 2009 sale of certain assets of our truck services unit, we no longer directly provide flatbed and specialized heavy-haul trucking services to our customers. We now arrange for these services through our highway brokerage operation.

International Freight Forwarding and NVOCC Services

As an international freight forwarder, we provide freight forwarding and customs brokerage services that involve transportation of freight into or out of the United States. As a non-vessel operating common carrier (NVOCC), we manage international shipping for our customers and provide or connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 1,000 clients internationally through our offices in Lake Success, NY, Norfolk, VA, Chicago, IL, Seattle, WA, San Francisco, CA, Los Angeles, CA, Miami, FL, Dublin, OH, Cincinnati, OH, and regional offices in Hamburg, Germany, Ipswich, U.K., Gydnia, Poland, Hong Kong and Shanghai, China, Singapore and approximately 100 agents worldwide.

As a NVOCC, we arrange the transportation of our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain directly from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and arrange transportation to the final destination. At the destination port, acting directly or through our agent, we deliver the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period. The aggregate amount of damages that we have been required to pay in the past has not been material and we do not expect such contract terms to have a material adverse effect on our operating results in the future.

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

Warehousing and Distribution

We provide warehousing and distribution services primarily servicing the needs of importers looking to move their goods in a timely and efficient manner, either directly to a retailer or to an inland distribution point. To accomplish this objective and deliver superior service to our import customers, we operate multiple facilities in the Los Angeles area that occupy approximately 700,000 square feet. All of these facilities are located within 18 miles of the Southern California ports, making possible a timely and efficient flow of ocean containers to and from our warehouses. To further improve the quality of service and expedite the delivery of ocean freight, this unit manages a separate trucking fleet of approximately 100 independent owner operators, many of whom service the Southern California ports on a daily basis. To help our customers reduce their import costs, we have extended the hours of operation of our harbor trucking fleet to take maximum advantage of the program implemented by the Ports of Los Angeles and Long Beach to encourage the movement of cargo at night and on weekends to reduce truck traffic during peak daytime hours.

We perform multiple services specifically designed for importers, including:

•	warehousing and distribution – receiving inventory to stock in order to fulfill future outbound orders,

•	value-added services – labeling, price tagging, palletizing, pick and pack and reworking,

•	transloading – transferring freight from ocean containers to domestic equipment for movement by rail or road,

•	deconsolidation – the sorting of freight for distribution to multiple outbound destinations, and

•	consolidation – the collecting of multiple smaller inbound shipments to build full truckloads.

Supply Chain Management

We use the information from our advanced information systems to provide consulting and supply chain management services to our customers. These specialized services allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their materials and inventory throughout their supply chain.

Technology

Our current intermodal and logistics transportation technology systems provide a scalable migration path designed for the electronic interchange of data between our customers and us, and an Internet-based connectivity that allows us to communicate directly with our customers and transportation service providers. Our systems provide us with performance, utilization and profitability indicators as they monitor and track shipments across various transportation modes, providing timely visibility regarding shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can alert our customers of the delay in order to allow them to minimize the impact on their operations. Our systems also report transit times, rates, equipment availability and the logistics activity of our transportation service providers, enabling us to plan and execute freight movements more reliably, efficiently and cost effectively.

We manage our intermodal services through the continuous monitoring and tracking of our containers, chassis and railcars throughout the network. This allows us to monitor equipment location and availability and therefore plan and provide for increased equipment utilization and balanced freight flows thereby allowing us to maximize revenue per load and minimizing repositioning costs and overhead charges. We can also prepare and distribute customized accounting and billing reports for our customers as well as management reports to meet federal highway authority requirements.

We have implemented a new internally developed transportation management and operations system which has been handling all new transportation orders as of mid-July 2010. As a result of this implementation we terminated our legacy information services agreement with APL Limited. Capital expenditures in 2010 for this systems project were $3.1 million.

Customers

We provide transportation and logistics services to many Fortune 500 and multi-national companies as well as to numerous other shippers and transportation third parties. Approximately 26% of our 2010 total revenues were related to the automotive industry.

Within the intermodal segment, we have historically referred to three “wholesale” lines of business and the “retail” line of business. The three wholesale lines of business, which primarily provide ramp-to-ramp intermodal services were referred to as (1) wholesale international, which are shipments tendered by ocean shipping companies, now referred to as “OCS” for ocean carrier services, that move in international-sized containers (20-ft, 40-ft and 45-ft containers), which may be referred to as “small box” business; (2) wholesale automotive, which are shipments tendered by intermediaries arranging transportation for automotive manufacturers and parts suppliers, the majority of which shipments move north-south between the United States and Mexico; and (3) wholesale third party domestic, which are shipments tendered by IMCs in North America and which is the line of business that has substantially transitioned away from us during the first quarter of 2010 as we turned our focus to our “retail” intermodal business discussed below. For the “retail” line of business, we provide door-to-door intermodal service primarily to end user customers and other beneficial cargo owners, such as manufacturers, consumer products companies and major retailers. Due to the substantial transition of the third party domestic line of business, sometimes referred to as the east west big box IMC business, the integration of our intermodal operations, and our focus on overall network flows during 2010, we no longer distinguish between types of customers and the automotive, IMC or retail lines of business, all of which operate in our 53-ft “big box” container fleet. For more information see the information in the Management’s Discussion and Analysis (“MD&A”) under the headings “Executive Summary” and “Results of Operations” section below.

For the fiscal year ended December 31, 2010, three customers contributed more than 10% of total consolidated revenues (individually each contributed 14.5%, 12.0% and 10.1%). One customer contributed more than 10% of total revenues for the fiscal years ended December 31, 2009 and December 26, 2008, contributing 10.0% and 10.5% of our consolidated revenues, respectively.

Sales and Marketing

As of December 31, 2010, we have over 140 direct sales and customer service representatives in our intermodal and logistics segments that sell and support our portfolio of services to a diverse customer base which includes beneficial cargo owners, steamship lines, truckload carriers, truck brokers, freight forwarders and other third party transportation service providers such as intermodal marketing companies, third-party logistics companies, and shippers’ agents.

Our sales representatives are directly responsible for managing our business relationships with our customers. They seek to expand our business base by cross-selling our portfolio of services to our current and future customers. They also collaborate with our customer service groups in an effort to provide problem-solving, cargo tracking services, reporting and the efficient processing of customer orders and inquiries. The domestic direct sales force is also supplemented with approximately 34 domestic sales agents and agencies.

In addition to our direct domestic sales force, we also have an extensive network of sales and customer service representatives for our international NVOCC and freight forwarding business located in nine offices in North America, and regional offices in Hamburg and Berlin, Germany, Ipswich, UK, Gydnia, Poland, Hong Kong and Shanghai, China, and Singapore along with approximately 100 agents worldwide.

Our marketing efforts in 2010 continued unifying our business units under a single Pacer brand identity and our tag line, “Making Your World Run Smoother” in order to drive a focused message to the marketplace about Pacer’s best-in-class customer service and comprehensive transportation portfolio. We also continued to focus on improving new customer acquisition and existing customer growth through media, public relations, website improvements, and customer and corporate communications to rapidly connect customers to new products and service improvements. We also completed surveys and research projects to ascertain customer buying behavior patterns by industry, helping to ensure our services are updated to meet evolving customer requirements.

Development of Our Company

We commenced operations as an independent, stand-alone company upon our recapitalization in May 1999. From 1984 until our recapitalization, portions of our intermodal business were conducted by various entities owned directly or indirectly by APL Limited.

In May 1999, we were recapitalized through the purchase of shares of our common stock from APL Limited by two affiliates of Apollo Management, and an affiliate of each of Credit Suisse First Boston LLC and Deutsche Bank Securities Inc. and our redemption of a portion of the remaining shares of common stock held by APL Limited. On the date of the recapitalization, we also began providing intermodal and logistics services to customers through our acquisition of Pacer Logistics, Inc. In connection with these transactions, our name was changed from APL Land Transport Services, Inc. to Pacer International, Inc.

Pacer Logistics, Inc. was originally incorporated on March 5, 1997, under the name PMT Holdings, Inc., and acquired the successor to a company formed in 1974. Between the time of its formation in 1997 and our acquisition of Pacer Logistics in May 1999, Pacer Logistics acquired and integrated six logistics services companies. On May 31, 2003, Pacer Logistics was merged into Pacer International, Inc.

In 2000, we acquired four companies that complemented our business operations and expanded our geographic reach and service offerings for intermodal marketing, highway brokerage, international freight forwarding and other logistics services. In 2001, we integrated our intermodal marketing, highway brokerage and supply chain services business operations into Pacer Transportation Solutions, Inc.

In June 2002, we completed our initial public offering of common stock and used the net proceeds to repay a significant portion of our outstanding long-term debt. In 2003, we redeemed $150 million principal amount of 11.75% senior subordinated notes originally issued in connection with our May 1999 recapitalization. In August 2003, we completed an underwritten secondary offering of common stock on behalf of a number of selling stockholders. Pursuant to a “shelf” registration statement filed in January 2004, in April and November

2004 all shares held by the remaining pre-initial public offering shareholders were sold to the public. No new shares were issued, and we received no proceeds from these offerings. There are currently no arrangements in place for the company to issue any additional securities.

In August 2009, we sold certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc., which comprised our former truck services unit, to subsidiaries of Universal Truckload Services, Inc. (“UTSI”). In connection with the sale, subsidiaries of UTSI assumed the real property leases and equipment leases for tractors and trailers used by the former truck services unit, as well as certain customer, agent and other agreements. As a result of this transaction, we no longer directly provide flatbed and specialized heavy-haul trucking services to our customers. We now arrange for these services through our highway brokerage operation.

In November 2009, we entered into new arrangements with Union Pacific whereby we agreed that rates and charges for domestic big box shipments payable by us to Union Pacific for transportation on the Union Pacific network would adjust gradually over a two-year period to “market” levels and would continue on competitive terms after October 11, 2011, the expiration date of our legacy agreement with Union Pacific. We also entered into a fleet sharing arrangement with Union Pacific that allows Union Pacific customer access to our equipment fleet and grants us expanded access to Union Pacific’s equipment fleet. The arrangement also contains mechanisms that allow us to adjust the size of our fleet up or down in the future to address estimated changes in our equipment needs. The November 2009 commercial agreement has a multi-year term and thereafter will automatically renew for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. As a result of these arrangements, substantially all of the east-west big-box business that we had historically handled on behalf of intermodal marketing companies had transitioned away from us by the end of the first quarter of 2010.

Effective October 1, 2010, we assigned and Union Pacific assumed all of our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors, and we entered into an equipment lease agreement with Union Pacific under which we lease 53-ft, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. See “Equipment” and “Item 1A. Risk Factors” below, and Note 4 to the notes of our consolidated financial statements for further discussion.

Suppliers

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

In our logistics segment, our contractual arrangements with truck carriers and equipment providers also generally do not require us to purchase or pay for carrier services or for equipment usage or availability that are not required to service our customers’ shipping needs which we believe is customary in the non-asset based highway brokerage industries in which our logistics segment competes.

Railroads

We have multi-year contracts and other operating arrangements with most of the major North American railroads, including Union Pacific, CSX, Norfolk Southern, KCSM, and Canadian National Railroad. We maintain close working relationships with most of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships and building new relationships. Collectively multi-year rail contracts and short-term commercial arrangements with Union Pacific and CSX represent the predominate portion of our intermodal segment’s cost of purchased transportation. Our rail transportation rates are market driven and are established on a per container basis. Based on our customer requirements, we sometimes negotiate with the railroads for rates that are route and customer specific. Our rail contracts and arrangements generally require the rail carriers to perform point-to-point linehaul transportation across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration and to provide terminal access. The terms of our rail contracts and arrangements, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract or arrangement, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers' costs to provide rail service.

Agents and Independent Contractors

Our strategy is to provide the local trucking portions of an intermodal move through our own trucking operations, which gives us greater control over the movement, increases the margins retained by us and raises the quality of service to the customer. In our local trucking operations, we rely on the services of independent owner-operators who supply tractors and drivers for us as well as a few agents, who procure business for and manage a group of trucking contractors. The majority of our truck equipment and drivers are provided by independent contractors. Our relationships with independent contractors and agents allow us to provide customers with local trucking services without the need to commit capital to acquire and maintain a large trucking fleet. Our agreements with independent trucking contractors and agents are generally terminable by either party on short notice, but the majority of these contractors and agents choose to maintain their contracts with us over the long term.

Local Trucking Companies

To support our intermodal operations, we have established a good working relationship with a large network of local truckers in many major urban centers throughout the United States. The quality of these relationships helps ensure reliable pickups and deliveries, which is a major differentiating factor among intermodal marketing companies. To the extent that we do not perform the local transportation services through our own trucking operations, our strategy has been to concentrate business with a select group of local truckers in a particular urban area, which increases our economic value to the local truckers and in turn raises the quality of service that we receive from them.

Ocean Carriers

To support our NVOCC operations, we have established good working relationships with a number of ocean carriers servicing routes required by our customers. We have a range of annual and shorter term rate agreements usually coupled with a volume commitment by equipment size and port of origin and destination. Volume commitments are usually subject to a liquidated damage payment for volume shortfalls, which in our experience have not been material. Other terms of shipment are specified in the carrier’s standard ocean bill of lading.

Equipment

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

Our intermodal equipment fleet consists of a large number of double-stack railcars, containers and chassis that are owned or subject to short and long-term leases. We lease approximately 99% of our containers, approximately 97% of our chassis and approximately 89% of our double-stack railcars.

At December 31, 2010, a substantial portion of the chassis included in the table below were under the operational management and control of Union Pacific pursuant to the November 2009 arrangements between Pacer and Union Pacific. Under our equipment arrangements, Union Pacific assumes maintenance and repair responsibilities for our 53-foot equipment fleet estimated to be necessary to support our domestic intermodal traffic. During the fourth quarter of 2010, we assigned and Union Pacific assumed all of our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors, and we entered into an equipment lease agreement with Union Pacific under which we lease 53-ft, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. Under these arrangements, we retain operating control over the containers leased from Union Pacific necessary to support our business and have the ability to adjust the size of our fleet up or down in the future to address estimated changes in our equipment needs, and Union Pacific supplies chassis necessary to support our business. See Note 4 to the notes to our consolidated financial statements for further discussion.

As of December 31, 2010, our chassis and container fleet consisted of the following:

	Owned	Leased	Total

Containers
48’ Containers	3	248	251
53’ Containers	14	16,287	16,301

Total	17	16,535	16,552

Chassis
20’ and 40’ Chassis	-	616	616
48’ Chassis	8	1,248	1,256
53’ Chassis	481	14,126	14,607

Total	489	15,990	16,479

All of our railcar equipment is associated with revenue generating arrangements. Our railcar fleet consists of “free running” railcars operating under the publicly reported “BRAN” mark. These railcars are in general service with railroads throughout North America to haul not only our own intermodal containers but also those of the railroads and their other customers. Under this system, our railcars are freely interchanged from one rail carrier to another throughout the North American rail system. To use our railcars, the rail carrier pays us a fee. The actual rate payable is determined under our bilateral rate agreement with the railroad, or in the case of a railroad with which we have no rate agreement, under our schedule of rates maintained in the Car Hire Accounting Rate Master (CHARM) administered by Railinc in association with the Association of American Railroads. We are solely responsible for the costs of operating our railcars and do not have any recourse to our customers for the lease or purchase of our railcars. Under the November 2009 arrangements with Union Pacific, the rates payable by Union Pacific after October 10, 2011, the termination date of our legacy agreement with the Union Pacific, will adjust to car hire rates payable for similar TTX railcars, which will result in lower revenues.

We also lease a limited amount of equipment to support our local trucking operations. The majority of our local trucking operations are conducted through contracts with independent trucking companies and contractors that own and operate their own equipment. The fleets of our local trucking and port drayage operations in Southern California comply with the California Air Resources Board (“CARB”) regulations.

Risk Management and Insurance

In our rail and highway brokerage operations, we typically require all motor carriers to which we tender freight to carry at least $1,000,000 in truckers’ commercial automobile liability insurance and $100,000 in motor truck cargo insurance. Some carriers provide insurance exceeding these minimums. Railroads, which are largely self-insured, provide limited common carrier cargo liability protection, generally up to $250,000 per container. We maintain an all-risk form of cargo insurance to protect us against cargo damage claims that may not be recoverable from the responsible carriers or their insurers.

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

We also purchase insurance policies for commercial automobile liability, truckers’ commercial automobile liability, non-trucking commercial automobile liability, commercial general liability, employers’ liability, and umbrella and excess umbrella liability, with a total insurance limit of $55 million, and subject to self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims.

Relationship with APL Limited

We are a party to a long-term agreement with APL Limited expiring in 2019 which provides for an exclusive arrangement to provide inland domestic transportation of APL Limited’s international freight by our intermodal segment. The majority of APL Limited’s imports to the United States are transported by rail from ports on the West Coast to population centers in the Midwest and Northeast. Our agreement with APL permits us to place empty APL equipment into domestic intermodal freight service originating predominantly in eastern and mid-western production centers to consumption centers on the West Coast thereby repositioning APL’s international equipment to their respective return ports at a reduced cost. We also provide APL Limited with equipment repositioning services through which we transport APL Limited’s empty containers from destinations within North America to their West Coast points of origin. To the extent we are able to fill these empty containers with the westbound freight of other customers, we receive compensation from both APL Limited for our repositioning service on a cost reimbursement basis and from the other customers for the shipment of their freight.

Pursuant to a long-term agreement, APL Limited historically supplied us with the computer software and other information technology services for our intermodal segment operations. In 2010, we terminated the agreement and replaced the systems provided by APL with a new internally-developed transportation management and operations system. The new system was handling all new transportation orders as of mid- July 2010. See “Technology” above.

Business Cycle

The transportation industry has historically performed cyclically as a result of economic recessions, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other U.S. and global economic factors, many of which are beyond our control. Beginning in 2008 and continuing throughout 2009, the U.S. and global economy underwent a severe economic slowdown, characterized by many as a recession, which has impacted the viability of our rail and truck transportation providers and our customer’s demands for our services. In 2010, economic conditions began to improve however, the pace of recovery and even the continuation thereof cannot be predicted. During economic downturns, reduced overall demand for transportation services will likely reduce demand for our services and exert downward pressures on rates and margins. In periods of strong economic growth, demand for limited transportation resources can result in increased rail network congestion and resulting operating inefficiencies. We also participate during periods of business expansion when speed of service to fill inventories increases in importance.

Competition

The transportation services industry is highly competitive. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads and other intermodal services providers. Our logistics business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, freight forwarders and private shipping departments. We also compete with transportation services companies for the services of independent commissioned agents, and with trucklines for the services of independent contractors and drivers. Competition in our intermodal and logistics business is based primarily on freight rates, quality of service, such as damage-free shipments, on-time delivery and consistent transit times, consistent availability of capacity, reliable pickup and delivery and scope of operations. Our major competitors include Union Pacific, CSX Transportation, J.B. Hunt Transport, Schneider National, the Hub Group, C.H. Robinson, the supply chain solutions divisions of Ryder and Menlo Worldwide, Expeditors International and UTi Worldwide, Inc. Some of these competitors, such as C.H. Robinson, Expeditors International, Union Pacific and CSX Transportation have significantly larger operations, revenues and resources than we have.

Employees

As of December 31, 2010, we had a total of 1,060 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

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

Our highway brokerage operations are licensed by the U.S. Department of Transportation, or “DOT,” as a national freight broker in arranging for the transportation of general commodities by motor vehicle. The DOT prescribes qualifications for acting as a national freight broker, including surety bonding requirements. Our local cartage operations provide motor carrier transportation services that require registration with the DOT and compliance with economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts, as well as compliance with hours of service reporting, driver qualification processes, accident reporting, vehicle inspections and other safety related regulations. As an intermodal chassis provider, we are subject to DOT regulations, which became effective for the first time in June 2009, that require our rail operation to register and file with the Federal Motor Carrier Safety Administration an Intermodal Equipment Provider Report, establish a systematic inspection, repair and maintenance program on its chassis and maintain documentation of the program. Under the new equipment agreement with Union Pacific, compliance with these federal regulations for our 53-foot equipment being operated in the Union Pacific network will be the responsibility of Union Pacific. We remain responsible for compliance with these federal regulations for our leased and owned chassis other than those supplied by Union Pacific. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of state vehicle registration and licensing requirements. We and the carriers upon which we rely are also subject to various federal and state safety and environmental regulations.

Our operations serving ports and rail yards are also subject to recent regulatory initiatives such as the Ports of Los Angeles and Long Beach clean truck program, CARB drayage truck regulation and Port of Oakland truck ban. In late 2008 and early 2009, the Ports of Los Angeles and Long Beach instituted a clean truck program which bans pre-1989 trucks from the ports, imposes fees on shipments handled with trucks that do not meet 2007 emission standards, and requires trucking companies to comply with a variety of requirements to remain eligible for port access. Similarly, the CARB issued regulations, effective January 1, 2010, that require drayage trucks that operate within 80 miles of California’s ports and rail yards to meet emission standards and ban trucks with model year 1993 and older engines from entering ports and rail yards. The Port of Oakland adopted a strict dirty truck ban effective January 1, 2010 that goes beyond the CARB regulations (which assess fines for operating a non-compliant truck) by establishing a turn-away requirement for non-compliant trucks at the port. We have implemented programs to source truck capacity in our owner operator fleet that meets these emissions requirements.

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we expect such disputes to continue to arise from time to time in the future. We are currently involved in certain legal proceedings as discussed in “Item 3. Legal Proceedings,” and “Note 8. – Commitments and Contingencies” to our consolidated financial statements included in this report. Based on currently available information and advice of counsel, we believe that we have meritorious defenses to the claims against us and that, except as discussed in “Item 3. Legal Proceedings,” and “Note 8. – Commitments and Contingencies” to our consolidated financial statements included in this report, none of these claims will have a material adverse impact on our consolidated financial position, results of operations or cash flows. Our present assessment of these claims could change, however, based on new information and future events. In addition, even if successful, our defense against certain actions could be costly and could divert the time and resources of our management and staff.

Union Pacific has asserted a claim against us for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers. The arbitration hearing has been postponed indefinitely. The information available to us at December 31, 2010 does not indicate that it is probable that a liability had been incurred as of the year ended December 31, 2010, and we could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against us. Accordingly, we have not accrued any liability for this claim in our financial statements at and for the year ended December 31, 2010. We dispute this claim in its entirety and believe that we have meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. We intend to vigorously defend against this claim by Union Pacific and to pursue our other related rights and remedies.

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. See the discussion above under the heading “Government Regulation” for more information about certain environmental regulations affecting our businesses. In particular, a number of our facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our capital expenditures, consolidated results of operations or competitive position as a result of our efforts to comply with environmental requirements, nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2011. However, future changes in environmental regulations or liabilities from newly discovered environmental conditions could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows.

Seasonality

Our revenues generally show a seasonal pattern with a peak season for intermodal shipments in the third quarter to meet holiday demand for consumer goods and a reduction in shipments during the winter months. In addition, the auto companies that we serve generally shut down their assembly plants for new model re-tooling during the summer months.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Adverse U.S. and global economic conditions may harm our business and results of operations.

During 2008 and continuing in 2009, the U.S. and global economies slowed dramatically as a result of a variety of serious problems that created nearly unprecedented circumstances, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions and the Big Three U.S. automakers, the state of the housing markets and volatility in fuel prices and worldwide stock markets. In 2010, the U.S. and global economies stabilized, with the U.S. experiencing slow growth in gross domestic product amid mixed positive and negative economic indicators. Companies like ours in the transportation industry are cyclical, and our operating results are subject to changing economic conditions, which are beyond our control. These economic conditions could cause many of our existing and potential customers to reduce or discontinue their use of our products and services for some time and possibly be unable to meet contractual terms or payment obligations with us, which in turn would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. We cannot predict the duration of these economic conditions, the extent to which they may worsen or the impact they will have on our customers, vendors or business. The economic recession negatively impacted our freight volumes and rates in 2008 and 2009 and thus our income from operations while the uncertain economic climate in 2010 limited our ability to increase linehaul rates to customers and increase income from operations. Uncertain economic conditions, including those currently faced by the U.S. and global economies, can limit or delay our ability to increase rates to our customers, even when we face increased rates from our transportation providers. A further weakening of the economy could have a significant adverse effect on our revenues, profitability, cash flows and results of operations.

Changes in freight rates, as a result of competition in our industry and pricing strategies of our transportation suppliers, could adversely affect our business and results of operations.

The transportation services industry is highly competitive. Our logistics segment competes primarily against other domestic asset-based and non-asset based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our intermodal segment competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered by railroads and other intermodal service providers. We also face competition from Internet-based freight exchanges, or electronic bid environments, that provide an online marketplace for buying and selling supply chain services. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to withstand better an economic downturn, reduce their prices more easily than we can or expand or enhance the marketing of their products. Depending on the location of the customer and the scope of services requested, we must compete against both the niche players and larger entities. In addition, customers are increasingly soliciting competitive bids for transportation services from a number of competitors. Historically, competition has created downward pressure on freight rates. Future downward pressure on pricing could adversely affect the yields of our transportation services.

Rate increases, particularly when taken by our railroad, motor transportation and ocean carrier suppliers, may also have an adverse impact if our brokerage operations are unable to obtain commensurate price increases from our customers, on a timely basis or at all. Because transportation costs represent such a significant portion of our costs, even a relatively small increase in transportation costs, if we are unable to pass them through to customers or if there is a delay between the time that the supplier assesses higher charges and the time we are able to begin collecting higher charges from our customers because of competitive pressures or otherwise, could have a significant effect on our margins and operating income. Transportation rate increases may also slow overall demand for transportation services and thereby affect our consolidated results of operations.

Our November 2009 arrangements with Union Pacific which replaced significant portions of our Union Pacific legacy agreement have adversely affected our revenues and compressed margins and may continue to adversely affect our results of operation.

As discussed in Note 4 of the notes to our consolidated financial statements and the MD&A, on November 3, 2009, we entered into agreements with Union Pacific under which, among other things, the rates, terms and conditions of our legacy contract with Union Pacific no longer apply to our domestic big box shipments, and rates including fuel surcharges, payable by Pacer to Union Pacific for domestic big box shipments have begun to gradually adjust to “market” levels over the two year period from November 2009 until October 2011. To the extent that such adjustments cannot be passed through to our customers or there is a delay in passing through these increases to customers, our margins and profitability would decrease. As anticipated, under these November 2009 arrangements with Union Pacific, substantially all of the domestic east-west big box business we historically handled for IMC customers on the Union Pacific network transitioned away from us by the end of the first quarter of 2010. Such business accounted for $26.6 million, $248.6 million and $391.3 million of our total revenues in 2010, 2009 and 2008, respectively.

In addition to the loss of revenues from IMC east-west big box traffic, the transition of these IMC volumes has changed our historical equipment flows, requiring us to intensify efforts to match freight between origins and destinations and undertake further efforts to maintain equipment balance and margins per load across our entire container fleet. Any failure or delay in managing our equipment flows could result in lower pricing to maintain the flow of equipment, higher empty repositioning charges or similar activities related to equipment balance, which would negatively affect our operating costs and compress margins.

Our business and results of operations could be further adversely affected when the remaining portions of our legacy contract with Union Pacific expire in October 2011.

Under our legacy Union Pacific agreement, we provide transportation management services for specified international customer (i.e., ocean carrier) shipments (i.e., in 20-, 40- and 45-foot containers). Intermodal revenues from these ocean carrier customers accounted for 12.0%, 8.4%, and 10.6% of our consolidated revenues in 2010, 2009, and 2008, respectively. In October 2011, the historical rates we pay under the legacy Union Pacific agreement for these international customer shipments expire. While the November 2009 arrangements with Union Pacific established terms and conditions that apply after the October 2011 expiration date of the legacy agreement with respect to our providing transportation services for international customers, one or more of our larger international steamship line customers may transition away from us, and as a result, our consolidated revenues and margins in that line of business would be materially impacted.

The profitability of our fleet of owned and leased railcars may be adversely affected when our legacy agreement with Union Pacific expires.

Approximately 89% of our railcar equipment is leased under operating leases, which are included in the operating leases line item in the contractual obligations table under “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.” If we were to provide notice of non-renewal, the minimum lease payments (including the potential guaranteed portion of the residual value which may be payable) could be substantial depending on the year of non-renewal as further discussed under “Liquidity and Capital Resources.” All of our owned and leased railcars are in “free running” service on railroads in North America, and generate revenue while moving on railroads throughout North America to haul not only our own intermodal containers but also those of the railroads and their other customers. Railcar revenues were $45.5 million and $44.8 million in 2010 and 2009, respectively. Under the November 2009 arrangements with Union Pacific, the revenues that we receive from Union Pacific after the October 11, 2011, termination date of our legacy agreement will decrease. We are evaluating our alternatives with respect to our railcar fleet, including our ability to sell the owned railcars, exercise purchase options and sell our currently leased railcars or terminate or assign the railcar leases. As of December 31, 2010, the net book value of the owned railcars was approximately $13.6 million and capitalized maintenance costs associated with the railcars was approximately $10.5 million. Any sale of railcars (including those sold after exercise of a purchase option) or lease termination may result in gain or loss depending upon the terms of the transactions. To the extent that we cannot manage our railcar fleet profitably in the future, our financial results could be materially adversely affected.

We are dependent on the automotive industry which has experienced significant declines as a result of economic cycles.

Approximately 26% of our revenues in 2010, 19% in 2009 and 20% in 2008 were from customers in the automotive industry. We experienced severe declines in automotive industry volumes through the first half of 2009. During 2008 and 2009, the Big Three U.S. auto manufacturers faced significant financial problems, with Chrysler and General Motors each receiving emergency funding from the U.S. government in late 2008 and each filing for Chapter 11 bankruptcy protection and emerging from bankruptcy during 2009 as substantially smaller entities. While our automotive volumes have rebounded since August 2009 from earlier lows, there can be no assurance that this improvement will continue in the future. Besides the traffic reductions from the Big Three U.S. auto manufacturers, a large number of our customers are also suppliers of automotive products whose own viability and operating results are tied to the long-term viability and operating results of automotive manufacturers. If the business of North American automobile manufacturers and suppliers fails to continue to improve or begins to deteriorate again, our revenues, both from the automobile manufacturers and suppliers of automotive products, as well as our results of operations and cash flows, would be adversely affected.

We service portions of our automotive customers on short term rate agreements, which if they expire without replacement could have a material adverse effect on our financial results.

Union Pacific, CSX and KCSM issue rate quotations which enable us to provide our north/south transportation services to transportation intermediaries serving the Big Three automotive customers. We expect that our rail carriers involved in this traffic will continue to extend multi-year rates to us to support the automotive business, but no assurance can be given that such rate quotes and other terms will be issued or, if issued, that they will be on acceptable terms. Approximately 26% of our revenues in 2010, 19% in 2009 and 20% in 2008 were from customers in the automotive industry. Our failure to maintain favorable arrangements with our rail carriers with respect to the continued provision of our north/south Mexico automotive business in the future would have a material adverse effect on our revenues, results of operations and cash flows.

The borrowing base formula and other terms under our 2010 Credit Agreement could limit the amount of borrowings available to us thereunder and may limit our business and financing activities and our flexibility to react to industry or economic conditions.

Our Second Amended and Restated Credit Agreement (the “2010 Credit Agreement”), entered into on December 30, 2010, provides for a $125 million revolving credit facility, subject to increase to $175 million if certain conditions are met. While the 2010 Credit Agreement is expected to adequately provide for our capital needs, the amount of borrowings available to us thereunder is determined daily through a detailed borrowing base formula which is calculated on a monthly basis based on 85% of our eligible accounts receivable and certain equipment and an availability reserve, each as defined in the 2010 Credit Agreement. As a result, changes in the amount of our eligible account receivables and equipment or the value thereof could limit the amount of borrowings available to us under the facility and thus our liquidity. In addition, the amount of the availability reserve is subject to increase at the permitted discretion of the administrative agent which could further limit the amount of our available borrowings and our liquidity. As of December 31, 2010, $69.5 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula, net of $13.4 million in outstanding loans and $21.3 million of outstanding letters of credit.

If outstanding borrowings (including outstanding letters of credit) exceed the available borrowing base at any time, we must immediately repay any borrowings in excess of the borrowing base (or in some cases cash collateralize outstanding letters of credit). In such event we may not have available other sources of liquidity to make such payment which would result in an event of default under the 2010 Credit Agreement.

The 2010 Credit Agreement includes other operating and financial restrictions and covenants that limit our ability to finance future operations or to engage in other business activities by restricting or limiting our ability to: (1) make loans or investments (including acquisitions) and equity distributions (cash dividends or repurchases of stock); (2) prepay, redeem or purchase debt; (3) incur liens and engage in sale and leaseback transactions; (4) incur additional indebtedness; (5) amend or otherwise change debt and other material agreements; (6) engage in mergers, acquisitions and asset sales; (7) enter into transactions with affiliates; and (8) change our primary business. However, in the case of investments (including acquisitions) and equity distributions (cash dividends or repurchases of stock), the 2010 Credit Agreement does not limit the dollar amount of investments or equity distributions that we may make so long as the Company is not in default under the agreement and certain availability thresholds are exceeded and, in certain cases, subject to our satisfying a fixed charge coverage ratio of at least 1.1 to 1.0. We will also be required to comply with a fixed charge coverage ratio of not less than 1.1 to 1.0 if the availability under the facility falls below certain other specified thresholds. The 2010 Credit Agreement also contains customary representations and warranties and is secured by a first priority, perfected security interest in substantially all of the present and future tangible and intangible assets, intercompany debt, stock or other equity interests owned by us, our domestic subsidiaries, and a portion of the stock or other equity interests of certain of our foreign subsidiaries.

A breach of any of these representations restrictions, or covenants, could result in a default under the 2010 Credit Agreement. Other events of default include our failure to pay amounts due under the 2010 Credit Agreement, the occurrence of a default with respect to any indebtedness of the company and its subsidiaries resulting in, or which permits, the acceleration, repurchase, repayment or redemption of such indebtedness, certain insolvency and bankruptcy proceedings, certain ERISA events, unpaid judgments over a specified amount, or a change in control as defined in the 2010 Credit Agreement. A default under the 2010 Credit Agreement (which would trigger a cross-default under some of our equipment leases) could, depending on actions taken by our lenders and lessors, have a material adverse effect on our liquidity, financial condition, results of operations, business and prospects. If we are in default under the 2010 Credit Agreement and/or our other financing arrangements and our obligations thereunder were declared immediately due and payable, we would not have sufficient cash flow from operations or other available sources of liquidity to repay such obligations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 2 to the notes of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the terms of the 2010 Credit Agreement.

Our business may be adversely affected by any adverse change to relationships with railroad service providers upon the expiration or renewal of such contracts.

Our multi-year rail contracts, which have varied expiration dates, contain favorable provisions that we believe enable us to provide competitive transportation rates and services to our customers. Our loss of one or more of these contracts or other rail carrier contracts or failure to enter into renewal or replacement contracts with comparably favorable terms upon expiration of the current contract or contracts could materially adversely affect our business, results of operations and cash flows. While we expect to be able to continue to obtain competitive terms and conditions from our railroad vendors, no assurance can be given that such terms and conditions will be comparable to those in our current rail contracts. See “Our business and results of operations could be adversely affected when the remaining portions of our legacy agreement with Union Pacific expire in October 2011.”

Union Pacific has become the primary source for the containers used in our intermodal operations and any failure by Union Pacific to provide us with containers as and when required would adversely affect our revenues and ability to service our customers.

During the fourth quarter of 2010, we assigned and Union Pacific assumed all of our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors. At the same time, we entered into an equipment lease agreement with Union Pacific pursuant to which we lease 53-ft, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. Under these arrangements, Union Pacific has assumed direct maintenance and repair responsibility for the containers, including those we are now leasing from Union Pacific, and has become the primary supplier and servicer of the containers used in our business. Union Pacific is also responsible for maintaining all of our chassis used on the Union Pacific network. While we have the ability under these arrangements to increase or decrease our equipment fleet from time to time, historically, procuring new chassis and containers, which are manufactured overseas, has required several months lead time, and we expect the schedule for obtaining additional equipment under the November 2009 Union Pacific arrangements to be similar to our historical experience. Although the Union Pacific equipment arrangements are not intended to, and we do not expect that it will, affect our access to or control over the intermodal equipment necessary to support our business, we do not have a long history of working under the Union Pacific equipment arrangements and cannot predict their full impact. The refusal or failure of Union Pacific to provide us with additional containers as and when required, or its failure to adequately and timely service our containers or chassis, would have an adverse effect on our business and results of operations.

We are dependent upon third parties for equipment, capacity and services essential to operate our business, and if we fail to secure sufficient equipment, capacity or services, we could lose customers and revenues.

We are dependent upon rail, truck and ocean transportation services and transportation equipment such as chassis and containers provided by independent third parties, including Union Pacific as described above. We, along with competitors in our industry, have experienced equipment and capacity shortages in the past, particularly during peak shipping season in October and November. We also depend upon the rail carriers to provide sufficient rail slots on the train to transport our containers and access to the rail terminal for the delivery of our containers for shipment and ocean carriers to provide vessel capacity and containers for international shipments. From time to time, as with other users of rail service, we have not been able to obtain sufficient gate reservations for all containers to be shipped on a particular day and have had to wait for the gate reservation necessary to allow the container to enter the rail terminal and to be loaded on or off of the train. If we cannot secure sufficient transportation equipment, capacity or services from these third parties to meet our customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other providers on a temporary or permanent basis, which could materially adversely affect our business, consolidated results of operations and financial condition.

Likewise, the intermodal industry from time to time faces excess demand for the current rail network size, which causes network congestion and service delays and allows rail carriers to implement rate increases and to limit volumes. In addition, the trucking industry, including the local drayage community, has difficulty from time to time maintaining a consistent supply of qualified drivers. Shortages such as this may cause our motor transportation suppliers to increase drivers’ compensation, thereby increasing our cost of providing motor transportation, including the local cartage portion of an intermodal move, to our customers. From time to time, steamship lines have experienced limited vessel space and international container shortages as occurred in 2010. Driver shortages and tight rail and vessel capacity could adversely impact our profitability and limit our ability to expand our intermodal and logistics service offerings.

Network changes, lane closures, carrier consolidation and other reductions or deterioration in rail services could increase costs, decrease demand for our intermodal services and adversely affect our operating results.

We depend on the major railroads in the United States for substantially all of the intermodal transportation services that we provide. In many markets, rail service is limited to a few railroads or even a single railroad. As a result, any reduction or elimination of service to a particular market may limit our ability to serve some of our customers. Furthermore, reductions in service by the railroads are likely to increase the cost of the rail-based services that we provide and reduce the reliability, timeliness and overall attractiveness of our intermodal product. Increases in the cost of rail service reduce some of the advantages of intermodal transportation compared to truck and other transportation modes, and may reduce demand for our intermodal services. Rail carriers may also engage in further consolidations. Rail consolidations have caused service disruptions in the past and would further reduce service choices and bargaining power for rail customers. Further consolidation among railroads might adversely affect intermodal transportation and our results of operations.

From time to time, our railroad suppliers have experienced train resource shortages, operating inefficiencies and high demand for rail transportation that resulted in increased transit times, terminal congestion and decreased equipment velocity, all of which increase our costs, decrease equipment capacity, impact customer service and create a challenging operating environment. To the extent that we operate on rail carriers that experience poor service performance relative to other rail carriers, demand for our intermodal services may be adversely affected, and customers may switch to alternate providers to avoid intermodal transportation delays.

Work stoppages, weather related issues or other disruptions beyond our transportation providers’ control that disrupt transportation network could adversely affect our operating results.

As transportation services are provided through a network of rail and trucking transportation providers, a disruption in one area or in one sector can affect the flow of traffic over the entire network. We have experienced severe service disruptions due to hurricanes, flooding and other severe weather conditions that hinder the railroads’ and local trucking companies’ ability to provide transportation services and negatively impact our operating results. For example, Hurricane Alex caused severe track damage, disrupted rail service in Mexico for 45 days in July and August 2010, and had a negative effect on our equipment flows, network operations and financial results in the third quarter of 2010.

In addition, our business in the past has been and in the future could be adversely affected by labor disputes between the railroads and their union employees, strikes and labor renegotiations affecting seaports, or by a work stoppage at one or more railroads or local trucking companies servicing rail terminals, including work disruptions involving owner operators under contract with our local trucking operations. These network disruptions, most of which are beyond our control, result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results. Other work stoppages, slowdowns or disruptions, such as those that could result from an act of terrorism or war, are beyond our control and could adversely affect our operating income and cash flows in both our intermodal and logistics segments, particularly if they have a material effect on major railroad interchange facilities or areas through which significant amounts of our rail shipments pass, such as the Los Angeles and Chicago gateways.

Credit market disruptions may adversely affect our customers and as a result our business, financial condition, liquidity and results of operations.

Disruptions and constraints in the financial and credit markets, such as those experienced in 2008 and 2009, may adversely affect our business and our financial results. The tightening of credit markets may reduce the funds available to our customers to purchase our services for an unknown, and perhaps lengthy, period, result in customers extending times for payment, and may result in our having higher customer receivables with increased default rates. Slower customer payment time could also adversely impact the amount of eligible accounts receivable for purposes of the borrowing base formula under the 2010 Credit Agreement and thus the amount of available borrowings thereunder. Furthermore, as we are moving products and services for other businesses, the tight credit markets may reduce funds available to consumers and businesses purchasing from our shipping customers and thereby reduce demand for our shipper’s products and services and their consequent need for our transportation services. Likewise, general concerns about the fundamental soundness of domestic and foreign economies may also cause consumers and others to reduce the amount of products and services they purchase from our shipping customers, which would translate into reduced shipping volumes, even if consumers, businesses and shippers have cash or if credit is available to them.

Our revenues could be reduced by the loss of major customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from our largest customers. In 2010, three customers accounted for approximately 14.5%, 12.0%, and 10.1%, of our revenues and our 10 largest customers accounted for approximately 48% of our revenues. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business and prospects.

Rapid changes in fuel costs and disconnects between customer and carrier fuel cost recovery methodologies could impact our profitability.

Fuel costs can be very volatile. We have a fuel surcharge revenue program in place with the majority of our customers, which has historically enabled us to recover the majority of the higher fuel costs we are charged by our service providers. These programs with customers generally adjust automatically every week depending on the cost of fuel. Similarly, the fuel surcharges payable by us to carriers also usually adjust weekly. However, there can be timing differences between a change in our fuel costs incurred by us in our motor carrier operations or payable by us to our carriers in our brokerage operations and the timing of the fuel surcharges billed to our customers. Furthermore, some programs with customers use a fuel surcharge methodology, such as a per mileage reimbursement, that differs from the methodology used to calculate amounts payable to carriers, which are usually a percentage of the linehaul rate that varies based on prevailing fuel rates. In some cases, regional fuel costs incurred by us vary from national fuel costs used to determine the fuel surcharge received from customers. As a result, there can be differences between the fuel surcharge amounts that we recover from customers and the amounts that we must pay to carriers. Rapid changes in fuel costs and variations in fuel surcharge recovery methodologies that do not allow us to fully recover of fuel-related costs from customers could have a material adverse effect on our operations or future profitability. As of December 31, 2010, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

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

We are also responsible for legal expenses within our deductible levels for liability and workers’ compensation claims. We currently accrue the estimated probable loss for incurred and reported but not yet paid claim amounts, and regularly evaluate and adjust our claim accruals to reflect actual experience. If the ultimate results differ from our estimates, we could incur costs in excess of accrued amounts. To cover claims and expense in excess of our deductible levels, we maintain insurance with insurance companies that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.

Port of Los Angeles employee driver requirements could adversely affect our business and operations by requiring us to significantly change how we provide our services at the port or cause us to cease doing business at the port.

The port of Los Angeles clean truck plan has a requirement that would require trucking companies to increase the percentage of employee drivers servicing the port of Los Angeles from 20% by December 31, 2009 to 100% by December 31, 2013. While enforcement of this and other provisions of the port of Los Angeles plan have been suspended until litigation about these provisions is resolved, should this element of the port plan become effective, we would either have to change from our current owner-operator structure to an employee driver structure to service the port of Los Angeles or cease business at this location. Operating a fleet to service the port of Los Angeles and an independent owner-operator fleet for the rest of our local transportation network could result in operational inefficiencies, increased costs, and reduced profitability. In addition, no assurance can be given that other California ports will not impose similar employee driver requirements.

Our transportation suppliers who are also our competitors could provide preferences to others, including their own competing operations, which in both cases would decrease our profitability.

Our operations compete in some cases with the intermodal service offerings of our rail transportation providers and their affiliated equipment provider operations as well as with the other transportation services providers who utilize our services. For example, CSX Intermodal and Union Pacific, two of our primary rail transportation providers, offer transcontinental and other long-haul intermodal transportation services that compete with our intermodal services. Our rail transportation providers may provide preferences to their internal service offerings and container capacity or to other customers that are not competitors or that use the rail supplier’s containers, which may provide higher margins to the rail supplier. These preferences could have a material adverse effect on the profitability of our operations and on our ability to continue to provide efficient intermodal services to our customers.

If we fail to develop, integrate, upgrade or replace our information technology systems, we may lose orders and customers or incur costs beyond our expectations.

Increasingly, we compete for customers based upon the flexibility and sophistication of the information technologies that support our current services or any new services that we may introduce. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or our customers’ inability to access or interact with our website and other systems (including as a result of internet disruptions) could significantly disrupt our operations, prevent our customers from placing orders, or cause us to lose orders or customers. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future freight volumes may decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information systems from their supply chain management service providers. If we fail to hire qualified personnel to implement and maintain our information technology systems or fail to upgrade or replace our information technology systems to handle increased volumes, meet the demands of our customers and protect against disruptions of our operations, we may lose orders and customers which could adversely affect our business.

Furthermore, we face risks in implementing new systems to meet customer requirements, reduce costs or upgrade our service offerings. If replacement systems (such as our new internally developed transportation management and operations system implemented in July 2010) do not operate as anticipated or contain unforeseen problems, our business, consolidated results of operations, financial condition and cash flows could be materially adversely affected. We may also experience operational difficulties consolidating our current systems, moving to a common set of operational processes and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. Any such delays or difficulties may have a material and adverse impact on our business, client relationships and financial results.

If we have difficulty attracting and retaining independent contractors and agents, our consolidated results of operations could be adversely affected.

We rely extensively on the services of independent contractors and, to a lesser extent, agents to provide our local and port drayage services. We rely on a fleet of vehicles which are owned and operated by independent trucking contractors as well as agents representing groups of trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our independent contractors and agents are good, we may not be able to maintain our relationships with them. Contracts with independent contractors and agents are, in most cases, terminable upon short notice by either party. If an agent terminates its relationship with us, some customers and independent contractors with which such agent has a direct relationship may also terminate their relationship with us. We may have difficulty replacing our independent contractors and agents with equally qualified persons. We compete with transportation service companies and trucking companies for the services of agents and with trucking companies for the services of independent contractors and drivers. The pool of contractors, drivers and agents is limited and shortages of independent trucking operators have occurred from time to time. Therefore competition from other transportation service companies and trucking companies for such services can increase the price we must pay to obtain services from contractors, drivers and agents. In addition, because independent contractors are not employees, they may not be as loyal to our company, requiring us to pay more to retain their services and to implement aggressive recruitment efforts to offset turnover. If we are unable to attract or retain independent contractors and agents or need to increase the amount paid for their services, our consolidated results of operations could be adversely affected and we could experience difficulty increasing our business volume.

We, our suppliers and our customers are subject to changes in government regulation which could result in additional costs and thereby affect our consolidated results of operations.

The transportation industry is subject to legislative and regulatory changes that can affect its economics. Our trucking and intermodal equipment operations and those of the trucking companies and independent contractors whom we engage are subject to regulation by the DOT and various state and local agencies, which govern such activities as authorization to engage in motor carrier operations, safety, and insurance requirements. In recent years, the trucking and intermodal industries have adjusted to changes in hours of service regulations and new requirements for intermodal equipment providers. Changes in transportation laws and regulations may impose more stringent requirements on us and our suppliers, require changes in our operating practices, influence the demand for our transportation services or require the outlay of significant additional payments. Additional expenditures incurred by us, or by our suppliers and passed on to us, could adversely affect our consolidated results of operations.

Emissions reducing rules and regulations have also affected our trucking operations. The CARB as well as the Ports of Long Beach, Los Angeles and Oakland have implemented tractor emission restrictions and truck bans that prohibit operation of older engine models and other “clean truck” regulations. Our California owner-operator fleets comply with the emission standards in order to allow continued access to the ports and ramps. Among other increased costs, we have been and will continue to be required to pay the owner-operators higher fees for their services due to expected demand for the limited supply of emission compliant tractors and the owner-operators’ need and desire to recover the increased lease or acquisition costs of such tractors. Our ability to comply with these governmental and port requirements and meet our customers’ requirements, maintain our competitive position and preserve our profitability would be adversely impacted if we are unable to bring a sufficient number of emission-compliant trucks into our contractor fleet. Furthermore, our profitability will also be adversely affected if we are unable to collect higher charges from our customers to cover our increased costs from complying with these regulations.

Similar to the “clean truck” regulations adopted by CARB and the Ports of Los Angeles, Long Beach and Oakland affecting our California drayage operations, we may be subject to climate change regulation, including restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust.

Such regulation could significantly increase our operating costs. Restrictions on emissions could also affect our customers that manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including automakers and other manufacturers, and thereby affect demand for our transportation services.

Our own international freight forwarding operations as well as some of our steamship line customers are subject to regulation by the Federal Maritime Commission, U.S. Customs and other international, foreign, federal and state authorities. Regulatory changes in the ocean shipping or international freight forwarding industries could adversely affect our freight forwarding operations or have a material impact on the competitiveness or efficiency of operations of our various ocean carrier customers, which could adversely affect our business.

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

Our rail and highway brokerage operations are licensed by the DOT as a broker in arranging for the transportation of general commodities by motor vehicle. The DOT has established requirements for acting in this capacity, including insurance and surety bond requirements. Our local cartage operations are regulated as motor carriers by the DOT and various state agencies, subjecting these operations to insurance, surety bond, safety and other regulatory requirements. Our international NVOCC and freight forwarding operation is licensed as an ocean transportation intermediary by the U.S. Federal Maritime Commission. The Federal Maritime Commission regulates ocean freight forwarders and non-vessel operating common carriers like us that contract for space with the actual vessel operator and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating or terminating in the United States. Non-vessel operating common carriers must publish and maintain tariffs for the movement of specified commodities into and out of the United States. The Federal Maritime Commission may enforce these regulations by instituting proceedings seeking the assessment of penalties for violations of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. Our international freight forwarding operation is also licensed, regulated and subject to periodic audit as a customs broker by the Customs Service of the Department of Treasury in each United States customs district in which we do business. In other jurisdictions where we perform customs brokerage services, we are licensed, where necessary, by the appropriate governmental authority. Our failure to comply with the laws and regulations of any of these governmental regulators, and any resultant suspension or loss of our licenses, could result in penalties or a cease and desist order against any operations that are not in compliance. Such an occurrence would have an adverse effect on our consolidated results of operations, financial condition and liquidity.

Changes to the Federal Motor Carrier Safety Administration’s processes for measuring the safety of a motor carrier’s operations have created uncertainty in the trucking industry, which could result in lower revenues, higher costs and have other adverse effects on our financial results.

In 2010, the Federal Motor Carrier Safety Administration adopted the new Compliance, Safety, Accountability Operations Model, referred to as CSA 2010, to measure a carrier’s and its drivers’ safety performance. The measurement system previously in effect measured four broad categories of safety compliance whereas CSA 2010 measures seven Behavioral Analyses Safety Improvement Categories (BASIC) scores. In December 2010, the Federal Motor Carrier Safety Administration began posting scores for five of the seven BASIC categories. Our brokerage operations are considering revised processes for assessing carriers’ safety scores and selecting safe carriers, but there is uncertainty in the industry as to the reliability of the new scores, which scores should be emphasized in evaluating carriers, systems for tracking the expanded list of scores, and processes for evaluating carriers. With this uncertainty, a transportation broker like Pacer may experience higher administrative costs and greater exposure to potential liability for negligence claims arising from accidents involving its carriers. Our own trucking operations face the risk of elevated scores in new BASIC categories, particularly with respect to categories that were not previously subject to evaluation. If our trucking operations fail to maintain BASIC scores that are satisfactory relative to its peers, customers may decide to engage other carriers for their volumes, and we may experience higher insurance costs and potential liability for accident claims. In addition, CSA 2010 is expected to result in motor carriers terminating their relationships with drivers with poor safety or driving records due to the impact that individual drivers have on their BASIC scores. Thus, CSA 2010 may have the effect of reducing the pool of drivers and result in higher costs to carriers and their customers. Should we experience higher liability exposure, higher costs to administer our carrier and driver evaluation and safety programs, fewer shipments from customers or increased payments to drivers or carriers as a result of the new CSA 2010 program, our operating results, liquidity and financial condition could be adversely affected.

Access to the funds available under our credit facility and to the public capital markets could be adversely affected by turmoil and uncertainty in credit markets generally.

The turmoil and uncertainty in the capital markets during 2008 and 2009 resulted in significant tightening of the credit and capital markets such that the ability to obtain new capital has become more challenging and more expensive. Also during 2008 and 2009 several large financial institutions failed or became dependent on the assistance of the U.S. federal government to continue to operate. When we refinanced our credit facility in late December 2010, the lenders participating in the loan were reduced from eleven to two. Although we believe that the banks under the 2010 Credit Agreement have adequate capital and resources, we can provide no assurance that these banks will continue to operate as a going concern in the future. If either of the banks in our lending group were to fail or otherwise fail to provide us funds as required under the 2010 Credit Agreement, it is possible that the borrowing capacity under our credit facility would be reduced. In the event that the availability under the 2010 Credit Agreement was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our operations or capital needs. If it became necessary to access additional capital through public equity or debt capital markets, it is possible that any such alternatives would be on terms less favorable than under the 2010 Credit Agreement, which could have a material effect on our consolidated financial position, results of operations and cash flows. If we are unable to access the credit or capital markets as and when required, we may be forced to delay or reduce capital expenditures or take other actions that may adversely affect our results of operations and growth of our business. In addition, our shareholders could suffer substantial dilution if we were required to access the equity capital markets given the current depressed price of our common stock.

Changes in shipping patterns that reduce container volumes into West Coast ports could adversely affect our revenues and operating results.

A significant portion of the intermodal shipments we handle are transcontinental moves originating from West Coast ports. For example, approximately 13%, of our total volumes in 2010 were from the West Coast ports. Furthermore, our warehouse and distribution operation is concentrated in Southern California, and a significant portion of our local cartage revenues derive from our Southern California terminals. Reductions in West Coast shipping volume could have a material adverse effect on our operations. The development of a Suez Canal route from China, the planned expansion of the Panama Canal that would allow an all-water route from China to East Coast ports, and/or onerous port and other West Coast regulations may result in the diversion of volumes from West Coast ports. Developments such as these and others that would reduce shipments into the West Coast ports could adversely affect our revenues and operating results.

If we lose key personnel and qualified technical staff, our ability to manage the day-to-day aspects of our business will be weakened which could adversely affect our operating results and ability to grow our business.

We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business may be adversely affected. We face significant competition in attracting and retaining personnel who possess the skill sets that we seek. Because our senior management team has unique experience within the transportation industry, it could be difficult to replace them without adversely affecting our business operations. In addition, certain members of our management team have fostered key relationships with our suppliers and customers. Such relationships are especially important for an asset-light company such as ours, and loss of these relationships could have a material adverse effect on our profitability.

Because we have an extensive relationship with APL Limited, our business and consolidated results of operations could be adversely affected if APL Limited failed or refused to comply with its contractual commitments.

Pursuant to a long-term contract expiring in May 2019, APL Limited, the former owner of portions of our intermodal business, supplies us with chassis from its equipment fleet for the transport of international freight on behalf of other international shippers. In addition, we transport APL Limited's international cargo on our intermodal network to locations in the United States using chassis and equipment supplied by APL Limited. The additional volume attributable to the transport of APL Limited’s international cargo contributes to our ability to obtain favorable provisions in our rail contracts. APL Limited pays us a fee for repositioning its empty containers within North America so that the containers can be reused in trans-Pacific shipping operations. APL Limited’s affiliate is an important customer for our north-south automotive line of business. If our contract with APL Limited were terminated or if APL Limited were unwilling or unable to fulfill its obligations to us under the terms of its contract, our business, consolidated results of operations, financial condition and cash flows could be materially adversely affected.

If we are unable to identify, make and successfully integrate acquisitions, our profitability could be adversely affected.

We may consider acquiring businesses in the future. Identifying, acquiring and integrating businesses require substantial management, financial and other resources. Further, acquisitions involve a number of special risks, some or all of which could have a material adverse effect on our business, results of operation, financial condition and cash flows, including unforeseen operating difficulties and expenditures; difficulties in assimilation of acquired personnel, operations and technologies; the need to manage a significantly larger and more geographically dispersed business; diversion of management’s attention from ongoing development of our business or other business concerns; potential loss of customers; failure to retain key personnel of the acquired businesses; and the use of substantial amounts of our available cash and availability under our 2010 Credit Agreement.

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

In addition, if we make future acquisitions, we may issue shares of capital stock that dilute other stockholders, incur debt, assume significant liabilities or create additional expenses related to intangible assets, any of which might reduce our reported earnings or reduce earnings per share and cause our stock price to decline. Any financing that we might need for future acquisitions may be available to us only on terms that restrict our business.

As we expand our services internationally, we may become subject to international economic and political risks.

International revenues account for approximately 10% to 20% of our revenues on an annual basis. We intend to increase our international operations in connection with our objectives of becoming a world class provider of integrated global door-to-door transportation and logistics solutions. Doing business outside the United States subjects us to various risks, including

•	changes in a specific country's or region's economic, social and political conditions or governmental policies;

•	natural disasters, epidemics, wars, acts of terrorism, civil unrest, armed conflicts and other disturbances;

•	strikes, work stoppages and other labor disruptions;

•	changes in international and domestic customs or transportation regulations;

•	trade laws, tariffs, export quotas and other trade restrictions;

•

difficulties in staffing, managing or overseeing diverse foreign operations over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	pricing restrictions and regulations imposed by foreign governments;

•	expropriation of our international assets or adverse changes in tax laws and regulations;

•	limitations on foreign investments;

•	limitations on the repatriation of earnings or assets, including cash;

•	different liability standards and less developed legal systems that may be less predictable than those in the United States; and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

The occurrence or consequences of any of these risks may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region. Furthermore, significant expansion of our services in foreign countries will expose us to the increased effect of foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.

Risks Related to Our Common Stock

Volatility in our revenues and expenses and resultant operational results may result in stock price declines.

As discussed in this Annual Report on Form 10-K, we are subject to a variety of events, such as economic conditions, customers’ business cycles, rate changes, rail network changes, severe weather and other rail service disruptions, strikes, interest rate and fuel cost fluctuations, and claims, over which we have little or no control. We base our current and future expense levels on our internal operating plans and revenue forecasts. A portion of our operating expenses, such as equipment and other leases and employee wages and salaries, do not vary directly with sales and are harder to adjust immediately. As a result, if revenues for a quarter, whether due to competitive pressures, mix changes, volume declines due to economic conditions or other reasons, are below our expectations, we might not be able to reduce operating expenses to match for that quarter and, therefore, our margins would be compressed and our financial results would suffer. We also may be subject to rate increases from our underlying transportation providers that we may be unable to pass through to customers immediately or at all, which will likewise compress margins and adversely affect our financial results. These factors may unexpectedly affect one or more quarters’ results. Any unexpected reduction in revenues or operating income for a particular quarter could cause our quarterly operating results to be below the expectations of public market analysts or stockholders. In this event, the trading price of our common stock may fall significantly.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease space in an office building in Dublin, Ohio for our corporate headquarters. We also lease space in office buildings in many other locations including Concord, California, Commerce, California, Jacksonville, Florida, Lake Success, New York, Memphis, Tennessee, Fort Worth, Texas, and Chicago, Illinois. We lease four facilities in the Los Angeles, California area for dock space, warehousing and parking for tractors and trailers. In addition, we lease terminal facilities for our cartage operations in approximately 26 cities across the U.S.

Our intermodal transportation network operates out of more than 80 railroad terminals across North America. Substantially all of the terminals we use are owned and managed by rail or highway carriers. However, we employ full-time personnel on-site at many major locations to ensure close coordination of the services provided at the facilities. In addition to these terminals, other locations throughout the eastern United States serve as stand-alone container depots, where empty containers can be picked up or dropped off, or supply points, where empty containers can be picked up only.

ITEM 3. LEGAL PROCEEDINGS

We are subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows. Most of the lawsuits to which the company is a party are covered by insurance and are being defended in cooperation with insurance carriers.

Union Pacific has asserted a claim against us for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers. The arbitration hearing has been postponed indefinitely. The information available to us at December 31, 2010 does not indicate that it is probable that a liability had been incurred as of the year ended December 31, 2010, and we could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against us. Accordingly, we have not accrued any liability for this claim in our financial statements at and for the year ended December 31, 2010. We dispute this claim in its entirety and believe that we have meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. We intend to vigorously defend against this claim by Union Pacific and to pursue our other related rights and remedies.

ITEM 4. (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name	Age	Title
Daniel W. Avramovich	59	Chairman, President, and Chief Executive Officer
Michael A. Burns	45	Executive Vice President, Chief Commercial Officer
Michael J. Clark	44	Executive Vice President, Capacity Planning
Michael D. Gordon	44	Vice President, Corporate Controller
John J. Hafferty	53	Executive Vice President, Chief Financial Officer
Michael F. Killea	48	Executive Vice President, International Logistics, Chief Legal Officer and General Counsel
Val T. Noel	48	Executive Vice President, Field Operations
F. Franklin Sutherland	57	Executive Vice President, Network Services
James E. Ward	58	Executive Vice President, Chief Information Officer
Robert D. Williams	56	Vice President, Human Resources

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

Michael A. Burns joined our company in March 2009 as Chief Commercial Officer. From January 2007 to November 2009, Mr. Burns was Executive Vice President, Global Sales and Marketing for Ozburn-Hessey Logistics. From December 2005 to November 2006, he served as Senior Vice President, Global Automotive and Industrial for DHL Logistics, a division of Deutsche Post World Net. Prior to that, he held senior sales roles at Exel plc (which was acquired by Deutsche Post World Net in December 2005), including Senior Vice President of Strategy and Development (from January 2005 to December 2005) and Senior Vice President of Global Development (from January 2002 to December 2004).

Michael J. Clark has served as Executive Vice President, Capacity Planning since July 2010 with responsibility for coordinating all of our capacity requirements including rail, truck, air, and ocean and for the Highway Brokerage and Supply Chain Services groups. From July 2008 to July 2010, Mr. Clark was Executive Vice President, Operations at Panther Expedite, where he managed all operational aspects of Panther’s ground, air, international, and logistics offerings. From December 2004 to July 2008, Mr. Clark served as Vice President-Transportation-Americas for Exel plc.

Michael D. Gordon has served as Corporate Controller since January 1, 2010. From November 2007 to December 2009, he worked for Resources Global Professionals where he provided financial consulting services to a Fortune 500 specialty chemical company, Pacer (from June 2009 through December 2009), and other clients. Prior to that, Gordon spent eight years with DHL Exel Supply Chain serving as the Financial Controller for North and South America where he was responsible for developing Exel's shared services accounting function. Mr. Gordon also spent eight years with Ernst & Young LLP where he served as a Senior Manager providing audit services to both public and private companies.

John J. Hafferty has served as our Chief Financial Officer since March 2010. From November 2009 to March 2010, Mr. Hafferty was an independent transportation and logistics consultant. From August 2007 to November 2009, he was Chief Financial Officer for the international division of Ozburn-Hessey Logistics, a global freight management company. From August 2005 to August 2007, he served as Senior Vice President, corporate strategy and development for Schenker, Americas, a unit of Schenker Logistics, Co., a global transportation and logistics company. From August 1990 to August 2005, he held various senior positions at United Parcel Service, including Executive Vice President, UPS Supply Chain Solutions, Chief Operating Officer of UPS Freight Services, and Chief Financial Officer of UPS International Package Operation.

Michael F. Killea has served as Executive Vice President, Chief Legal Officer and General Counsel of our company since August 2001. In November 2010, he also assumed the position of Executive Vice President, International Logistics, with responsibility for our international freight forwarding, non-vessel operating common carrier and warehouse and distribution operations. From October 1999 through July 2001, he was a partner at the law firm of Holland & Knight LLP in New York City and Jacksonville, Florida, and from September 1987 through September 1999, he was a partner and an associate at the law firm of O’Sullivan LLP (now O’Melveny & Myers LLP) in New York City.

Val T. Noel has served as Executive Vice President, Field Operations since July 2010. He is also President of Pacer Cartage, Inc., a position he has held since joining Pacer in May 2004. He served as Executive Vice President, Street Operations from June 2008 to July 2010. Prior to joining Pacer, Mr. Noel spent 20 years at CSX Intermodal and its predecessors. During his career at CSX Intermodal, Mr. Noel was responsible for its trucking operation, rail terminal operations, equipment management, and, most recently, as President of CSX Intermodal.

F. Franklin Sutherland served as Vice President, Service & Yield Management from August 2008 to May 2009 when he was promoted to Executive Vice President, Network Services. From January 2000 to August 2008, he served as an independent consultant providing financial performance and operating management expertise, primarily within the logistics and supply chain industry.

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

Robert D. Williams has served as Vice President, Human Resources of the Company since March 2010. From February 2008 to March 2010, Mr. Williams was Managing Director of Ratliff & Taylor, a talent management company, and also provided personal and professional coaching services as an independent consultant beginning in August 2007 until joining Pacer. From February 2004 to August 2007, he served as Director of Operations for Schottenstein, Zox & Dunn, a national law firm. His prior experience includes serving as the Director of Human Resources for Cardinal Health, Inc. and as Director of Employment Services for The Ohio State University.

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

The following table sets forth, for our two most recent fiscal years, the per share range of high and low sales prices of our common stock as reported on NASDAQ. The Company did not declare any dividends in 2009 or 2010.

	High	Low
2010
1st quarter	$6.78	$2.70
2nd quarter	$9.45	$5.50
3rd quarter	$8.76	$4.90
4th quarter	$6.98	$5.00

2009
1st quarter	$11.35	$1.57
2nd quarter	$5.39	$1.66
3rd quarter	$4.62	$1.70
4th quarter	$4.29	$2.50

As of December 31, 2010 there were approximately 52 record holders of our common stock.

Dividends

We paid quarterly dividends of $0.15 per common share ($0.60 per common share per annum) from October 2005 through January 2009. In view of the challenges facing the Company as a result of the severe economic downturn, which started in late 2008, and in order to conserve cash, in February 2009 our Board of Directors decided to discontinue the declaration and payment of dividends. The declaration of future dividends by the company and the amount thereof is in the discretion of our Board of Directors and will depend on our consolidated results of operations, the availability under, and compliance with financial ratios and other limitations in the 2010 Credit Agreement, cash requirements, future prospects and other factors deemed relevant by the Board of Directors including prevailing and forecasted economic conditions.

Under the 2010 Credit Agreement, the amount of cash distributions to shareholders is not limited as long as the Company has availability of either 1) the greater of (a) 20% of the borrowing base and (b) $23.0 million, and a fixed charge coverage ratio of at least 1.10 to 1.00; or 2) the greater of (a) 40% of the borrowing base and (b) $46.0 million. Should we not meet the minimum availability requirements, our ability to pay dividends will be restricted under our 2010 Credit Agreement.

Equity Compensation Plan Information

Information concerning our equity compensation plans is shown under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included elsewhere in this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no common stock repurchases during the fourth quarter of 2010.

Performance Graph*

The graph below shows, for the five years ended December 31, 2010, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2005 in our common stock. The graph compares such return with that of comparable investments assumed to have been made on the same date in the NASDAQ Composite Index and the NASDAQ Transportation Index. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Index and the NASDAQ Transportation Index are based on our fiscal year.

The total return for the assumed investment assumes the reinvestment of all dividends. We paid dividends from October 2005 through January 2009. In view of the challenges facing the Company as a result of the severe economic downturn, which started in late 2008, and in order to conserve cash, in February 2009 our Board of Directors discontinued the declaration and payment of dividends.

Our common stock is listed and traded on The NASDAQ Stock Market’s Global Select Market (trading symbol: PACR).

The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
Pacer International	$100	$116	$59	$38	$12	$26
NASDAQ Composite	$100	$110	$121	$69	$103	$120
NASDAQ Transp.	$100	$106	$111	$73	$80	$105

*The performance graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for our company. The selected historical information at December 31, 2010 and December 31, 2009 and for the fiscal years ended December 31, 2010, December 31, 2009 and December 26, 2008 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected historical information at December 26, 2008, December 28, 2007 and December 29, 2006 and for the fiscal years ended December 28, 2007 and December 29, 2006 have been derived from our financial statements which are not included in this Annual Report on Form 10-K. The following table should also be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	Dec 31, 2010	Dec 31, 2009	Dec 26, 2008	Dec 28, 2007	Dec 29, 2006
Statement of Operations Data:

Revenues	$1,502.8	$1,574.2	$2,087.5	$1,969.8	$1,888.9
Costs of purchased transportation and services	1,240.5	1,291.3	1,659.3	1,538.0	1,447.1
Direct operating expenses (excluding depreciation)	94.5	124.5	132.2	130.5	123.1
Selling, general and administrative expenses 1/	153.2	186.0	199.9	200.5	193.0
Goodwill impairment charge 2/	-	200.4	87.9	-	-
Other income 3/	-	(18.9)	-	-	-
Depreciation and amortization	6.5	6.8	6.2	6.2	7.0
Income (loss) from operations	8.1	(215.9)	2.0	94.6	118.7
Net income (loss) 2/	0.9	(174.8)	(16.4)	54.4	68.5
Net income (loss) per share 2/:
Basic	$0.03	$(5.03)	$(0.47)	$1.52	$1.83
Diluted	$0.03	$(5.03)	$(0.47)	$1.51	$1.80
Weighted average common shares outstanding:
Basic	34,921,594	34,767,275	34,616,598	35,587,755	37,354,785
Diluted	34,946,175	34,767,275	34,616,598	35,911,246	38,020,862
Cash dividends declared per common share	$-	$-	$0.60	$0.60	$0.60
Balance Sheet Data (at period end):

Total assets	$261.9	$275.2	$494.6	$574.1	$565.3
Total debt including capital leases (excluding overdraft)	13.4	23.3	44.6	64.0	59.0
Total stockholders’ equity	98.5	96.8	270.4	302.2	336.5
Working capital	30.9	13.9	46.1	34.0	63.7

Cash Flow Data:

Net cash provided by operating activities	$16.1	$12.5	$59.6	$108.0	$66.7
Net cash provided by (used in) investing activities	(3.0)	15.7	(23.0)	(13.1)	(3.5)
Net cash used in financing activities activities	(11.7)	(30.4)	(38.1)	(87.9)	(72.1)

Other Financial Data:

Capital Expenditures 4/	$8.2	$9.2	$24.8	$14.0	$3.7

1/ 2010 includes $4.1 million and $1.1 million of severance and facility closing costs, respectively. 2009 includes costs of $7.2 million associated with our organizational simplification and workforce reduction initiatives, and 2007 included $6.0 million for facility closings and other severance costs. See Note 3 to the notes to our consolidated financial statements.

2/ In 2009, in accordance with Accounting Standards Codification (“ASC”) 350, we recorded a $200.4 million pre-tax write-off of goodwill ($161.0 after-tax or $4.63 per share) related to our intermodal and logistics segments of $169.0 million and $31.4 million, respectively. In 2008, we recorded an $87.9 million pre-tax write-off of goodwill ($73.3 million after-tax or $2.11 per diluted share) related to the logistics segment.

3/ Other income includes a $17.5 million gain related to the $30 million payment we received in 2009 from Union Pacific in connection with the new commercial arrangements we entered into with Union Pacific in November 2009, net of $1.2 million of accelerated chassis delivery costs. The remaining $11.3 million associated with this transaction is being amortized to cost of purchased transportation and services over the remaining term of our legacy agreement with Union Pacific. See Note 4 to the notes of our consolidated financial statements. In addition, other income in 2009 also includes a $1.4 million gain on the sale of certain assets of our former truck services unit.

4/ 2009 included $4.6 million, 2008 included $16.6 million, and 2007 included $10.6 million for acquisition and implementation of software licensed under an agreement with SAP America, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Annual Report on Form 10-K contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report on Form 10-K and in our press releases and investor conference call comments (including any forward looking statements regarding our expected revenue growth and earnings per share in 2011 or future periods) are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•

general economic and business conditions, including the continued effect of the current U.S. and global economic environment and the timing and strength of economic recovery in the U.S. and internationally;

•	industry trends, including changes in the costs of services from rail, ocean, motor and air transportation providers;

•	changes resulting from our new arrangements with Union Pacific Railroad Company (“Union Pacific”) that have reduced or may in the future reduce revenues and compress margins;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our legacy contracts as these expire (including our legacy contract with Union Pacific, expiring in October 2011 which continues to apply to our automotive and international lines of business, and our legacy contract with CSX Intermodal (“CSX”), expiring in 2014);

•	our reliance on Union Pacific to provide us with, and to service and maintain, a substantial portion of the chassis and containers used in our business;

•	our ability to borrow amounts under our credit agreement due to borrowing base limitations and/or to comply with the covenants in our credit agreement;

•	the loss of one or more of our major customers;

•	the effect of uncertainty surrounding the current economic environment on the transportation needs of our customers;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	increases in interest rates;

•	changes in, or the failure to comply with, government regulations;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages, weather related issues and service disruptions affecting our rail, ocean and motor transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	changes in international and domestic shipping patterns;

•	availability of qualified personnel;

•	selecting, developing and implementing applications and solutions to update or replace our diverse legacy systems;

•	increases in our leverage; and

•	terrorism and acts of war.

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K or in other forward-looking statements made by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. This is especially important given the August 17, 2009 sale of certain assets of our truck services business unit and the rail carrier transportation arrangements entered into on November 3, 2009 with Union Pacific, which, among other changes, have resulted in a substantial portion of our IMC customers transitioning their domestic east-west big box traffic away from us. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

Overview

We are a leading asset-light North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the intermodal segment and the logistics segment. See Note 9 to the notes to our consolidated financial statements included in this report for segment information. Our intermodal segment provides intermodal rail transportation, local cartage and intermodal marketing services. Our logistics segment provides highway brokerage, warehousing and distribution, international freight forwarding, ocean and air shipping, and supply chain management services.

Executive Summary

In 2010, Pacer continued to make progress in achieving its strategic objectives and improving financial results. We increased operating income and cash flow from operations in 2010 as compared to 2009 notwithstanding the transition of substantially all of the wholesale domestic east-west big box business we previously handled for intermodal marketing companies as discussed below. Expansion of our remaining businesses enabled us to replace a substantial portion of the revenues from the transitioned business and obtain new traffic to balance equipment flows on our network. Optimizing and managing our intermodal equipment flows on our network is and will continue to be a primary focus as this will drive both our financial results and provide our customers with the service quality and on time performance that they expect.

We improved the utilization of our equipment and increased equipment turns. We reduced the number of containers and chassis we utilize by 35.9% and 40.3%, respectively, since December 31, 2009, by eliminating underutilized and wrong-configuration assets and entering into new equipment arrangements which improve our flexibility to adjust our equipment fleet with demand.

We implemented a new internally-developed transportation management system to replace the systems previously provided through an agreement with APL Limited for our intermodal operations. In addition to increased control and cost savings, we believe this new system will provide us with a greater ability to optimize our equipment within our network. New shipments were handled through the replacement system beginning in mid 2010.

We have continued to see the benefits from our cost reduction activities begun in 2009 and continued in 2010. These initiatives led to a year-over-year reduction in selling, general and administrative (“SG&A”) expenses of 17.6%. In addition, our average employment level has remained steady since the first quarter of 2010, but is reduced by 22.1%, or 298 people, compared to the average for 2009 through the combined impacts of severance activity, attrition, and the August 2009 sale of certain assets of our truck services unit. In addition to the reduction in employment levels, we exited two facilities resulting in $1.1 million of expense relating to the exit costs, primarily composed of future non-cancelable rent and penalties.

In December, 2010, we signed a new five year, $125.0 million revolving credit facility. The new facility extends the term from 2012 to 2015, lowers interest rates and fees and increases flexibility by eliminating capital expenditure limitations and easing restrictive covenants that limit the Company’s ability to make investments, acquisitions, and equity distributions and otherwise increasing baskets and threshold amounts throughout the covenants. This agreement provides access to capital for the execution of our long-term plans.

Income from operations for 2010 was $8.1 million compared to a loss from operations of $215.9 million in 2009, which included a $200.4 million non-cash goodwill impairment charge. Excluding the goodwill impairment charge recorded in the first quarter of 2009 and other items affecting comparability as discussed below in the 2010 and 2009 periods, Pacer’s adjusted operating income for 2010 improved by $40.6 million as compared to 2009. A reconciliation of GAAP financial results to adjusted financial results is included in this Annual Report on Form 10-K following the section titled “Results of Operation—Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009”. See also “Use of Non-GAAP Financial Measures” below. Cash flow from operations also improved by 28.8% or $3.6 million in 2010 compared to 2009.

During the third quarter of 2010, our results were negatively impacted by Hurricane Alex, which made landfall in late June 2010 and caused significant track damage in Mexico. Service embargoes, network congestion and our inability to return equipment from Mexico on a timely basis significantly disrupted rail operations across our entire network for over 45 days. Equipment turns (i.e. the number of revenue-generating loads a container makes each month), which is one of our measures of network efficiency, decreased by 15.1% from the second quarter and were down significantly from 2009’s third quarter as a result of the hurricane. We estimate that the impact of Hurricane Alex reduced intermodal operating income by between $3.5 million and $4.0 million during the third quarter of 2010.

As we transform our intermodal business, we have heightened our focus on the optimization of our network, seeking to balance equipment movements and minimize repositioning of containers, regardless of the specific type of customer (i.e. retail or wholesale automotive or wholesale third party domestic) generating the traffic. Our focus is on maintaining the balance of the container flows between east-west and north-south movements and optimizing revenues and margins per load among our various customers and lines of business. Accordingly, distinctions between types of customers and lines of business from both an operational and revenue generation perspective have become secondary to the goal of maximizing the revenue per load, and minimizing repositioning costs and linehaul charges paid to our carriers. We have therefore refocused our analysis of our intermodal business in this MD&A and eliminated, where appropriate, the distinctions previously made between the retail, automotive, and third party domestic lines of business, all of which operate in our 53-ft container fleet, in our analysis of revenues and costs in the “Results of Operations” section below. Our intermodal ocean carrier service (“OCS” formerly referred to as the “international line of business”) operates on the same network; however, the customer base for this service is specific to ocean carriers, which use international sized containers. The OCS containers are managed collectively with the rest of the intermodal business as it provides rail and drayage density but is not dependent to any material extent on the retail, automotive or third party domestic lines of business.

We have also changed our presentation of gross margin in the intermodal line of business. Historically, Pacer has shown the gross transportation margin percentage as revenues less cost of purchased transportation divided by revenues. Cost of purchased transportation consists primarily of amounts charged to us by railroads and local trucking companies. We also incur direct operating costs in our intermodal operations, which consist of equipment lease expense, equipment maintenance and repair costs, and terminal and cargo handling expenses. In connection with the fleet sharing arrangements with Union Pacific and our extensive efforts in 2010 to right-size our equipment fleet, our responsibilities for equipment lease expense, maintenance and repair costs and other direct operating expenses have changed (see in Notes 1, 4 and 12 of the notes to our consolidated financial statements and “Liquidity and Capital Resources” below). Now, when management analyzes potential and current traffic, it seeks to optimize equipment capacity and flows on our network, and, accordingly aggregates the cost of purchased transportation and direct operating expenses when making pricing decisions and in its analysis of gross margins. As a result, we now calculate the gross margin percentage as revenues less cost of purchased transportation and direct operating expenses divided by revenues. We believe this presentation provides a more complete and accurate view of our operations and the way we are now managing our business as our gross margin will reflect all direct costs associated with our revenue. The discussion of our results of operations in this MD&A reflects our new presentation of intermodal gross margin percentage.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. These non-GAAP measures include (1) adjusted net income and adjusted income from operations for the logistics and intermodal segments and on a consolidated basis, which exclude the effect of the company’s goodwill impairment write-offs in 2008 and 2009, severance charges and office exit costs in 2008, 2009 and 2010, chassis lease termination costs and a gain on sale of chassis in 2010, the write-off of deferred financing costs in 2009 and 2010 and in 2009 a $17.5 million gain recognized in connection with our entering into the November 3, 2009 arrangements with Union Pacific and a $1.4 million gain on the sale of certain assets of our former truck services unit and (2) adjusted revenues, which exclude the impact of the transition of the east-west big box business from IMCs and the August 2009 sale of certain assets of the truck services unit. Management uses these non-GAAP measures in its analysis of the company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of these charges provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses as we continue to transform the Company’s operations, focus on network flows and integrate our intermodal operations and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Background

Before 2009, the fiscal year for the Company was the 52- or 53-week annual accounting period ending on the last Friday in December of each year. Following completion of the implementation of the accounting modules of SAP software during the first quarter 2009, our fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the first quarter 2009 results. Accordingly, data included in the intermodal segment financial comparisons in this MD&A reflect 365 days for 2010 compared to 370 days for 2009 and 363 days for 2008.

The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our historical financial results, including these revenue and expense items, discussed under the caption “Results of Operations.”

Revenues

Intermodal segment revenues are generated from the movement of freight in containers and trailers utilizing truck and rail transportation. Revenues are generated by the rates, fuel surcharges and other fees we charge customers for the transportation of freight and are impacted by changes in volume, product mix, length of haul, and route changes. Also included in intermodal segment revenues are railcar rental income, container and chassis per diem charges and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound (backhaul) loads. Revenues are reported net of volume discounts provided to customers.

Logistics segment revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including highway brokerage, warehousing and distribution, international NVOCC, freight forwarding, and supply chain management services. Through our international ocean and air shipping and freight forwarding services, we arrange transportation and other services necessary to move our customers’ freight to and from a foreign country. Revenues for international ocean and air shipping and freight forwarding are driven by changes in international trade volumes, rate changes, product mix and route changes. Revenues from highway brokerage are driven primarily by volumes, rates and the level of outsourcing by companies of their transportation and logistics needs. Revenues for warehousing and distribution, which include the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by outsourcing and import volumes and by steamship lines’ use of third-party containers, rather than their own containers, on the West Coast to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers’ customers. Revenues for supply chain management services are recognized on a net basis and are driven by changes in transactional volumes and rates for services charged on a per transaction basis and by increases in services and costs for services rendered on a cost plus basis.

Cost of Purchased Transportation and Services

The intermodal segment’s cost of purchased transportation and related services consists primarily of the amounts charged to us by railroads, local trucking companies and owner operators under our agreements with these transportation providers. Third-party rail costs are charged through agreements with the railroads and are dependent upon the competitive environment, capacity constraints, fuel surcharges, product mix, and traffic lanes. In addition, terminal and cargo handling services represent the variable expenses directly associated with handling freight at a terminal location. The cost of these services is variable in nature and is based on the volume of freight shipped and rates charged.

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

Direct Operating Expenses

Direct operating expenses are both fixed and variable expenses directly relating to our intermodal operations and consist of equipment lease expense, equipment maintenance and repair costs, fixed terminal and cargo handling expenses. Our fleet of leased equipment is accessed through a variety of short- and long-term leases. Increases to our equipment fleet will primarily be through additional leased equipment as the growth of our business dictates. Equipment maintenance and repair costs consist of the costs related to the upkeep of the equipment fleet, which can be considered semi-variable in nature, as a certain amount relates to the annual preventative maintenance costs in addition to amounts driven by fleet usage. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged to us by terminal operators and is expected to remain relatively fixed.

Selling, General and Administrative Expenses

The SG&A expenses of both the intermodal and logistics segments consist of costs relating to customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses, technology services, professional fees and, prior to June 30, 2010, the $10.7 million annual fee historically paid to APL Limited for information technology services, which were terminated on that date.

Corporate selling, general and administrative expenses relate to the costs of executive, administrative, internal audit, marketing, finance, legal, and human resources functions.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

The following table sets forth our historical financial data for the fiscal years ended December 31, 2010 and 2009.

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 31, 2010 and December 31, 2009

(in millions)

	2010	2009	Change	% Change
Revenues
Intermodal	$1,081.5	$1,190.7	$(109.2)	(9.2)%
Logistics	422.1	385.6	36.5	9.5
Inter-segment elimination	(0.8)	(2.1)	1.3	(61.9)

Total	1,502.8	1,574.2	(71.4)	(4.5)

Cost of purchased transportation and services and direct operating expenses
Intermodal	970.1	1,089.4	(119.3)	(11.0)
Logistics	365.7	328.5	37.2	11.3
Inter-segment elimination	(0.8)	(2.1)	1.3	(61.9)

Total	1,335.0	1,415.8	(80.8)	(5.7)

Gross margin
Intermodal	111.4	101.3	10.1	10.0
Logistics	56.4	57.1	(0.7)	(1.2)

Total	$167.8	$158.4	$9.4	5.9

Gross margin percentage
Intermodal	10.3%	8.5%	1.8%
Logistics	13.4	14.8	(1.4)

Total	11.2%	10.1%	1.1%

Selling, general & administrative expenses
Intermodal	$82.3	$105.5	$(23.2)	(22.0)
Logistics	54.1	62.2	(8.1)	(13.0)
Corporate	16.8	18.3	(1.5)	(8.2)

Total	153.2	186.0	(32.8)	(17.6)

Goodwill impairment write-off
Intermodal	-	169.0	(169.0)	(100.0)
Logistics	-	31.4	(31.4)	(100.0)

Total	-	200.4	(200.4)	(100.0)

Other income
Intermodal	-	(17.5)	17.5	(100.0)
Logistics	-	(1.4)	1.4	(100.0)

Total	-	(18.9)	18.9	(100.0)

Depreciation and amortization
Intermodal	4.9	5.3	(0.4)	(7.5)
Logistics	1.4	1.3	0.1	7.7
Corporate	0.2	0.2	-	-

Total	6.5	6.8	(0.3)	(4.4)

Income (loss) from operations
Intermodal	24.2	(161.0)	185.2	(115.0)
Logistics	0.9	(36.4)	37.3	(102.5)
Corporate	(17.0)	(18.5)	1.5	(8.1)

Total	8.1	(215.9)	224.0	(103.8)

Interest expense	(6.6)	(4.5)	(2.1)	46.7
Income tax (benefit)	0.6	(45.6)	46.2	(101.3)

Net income	$0.9	$(174.8)	$175.7	(100.5)%

Revenues. Revenues decreased $71.4 million, or 4.5%, for the fiscal year ended December 31, 2010 compared to the fiscal year ended December 31, 2009, primarily reflecting the transition of the east-west big box IMC business away from us as a result of the November 2009 arrangements with Union Pacific. Excluding the impact of the transitioned east-west big box IMC business and revenues from our former truck services unit which ceased operations in August 2009, revenues increased $204.2 million or 16.1%. The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes for the fiscal year ended December 31, 2010 compared to the fiscal year ended December 31, 2009 (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$(109.2)	(9.2)%	$112.8	12.0%
Logistics	$36.5	9.5%	$90.1	27.1%
Intermodal Volume		(12.0)%		6.3%

1/ Results excluding the impact of the transitioned east-west big box IMC business on the intermodal segment and the sale of truck services assets on the logistics segment. See discussion below.

Total intermodal revenue decreased $109.2 million, or 9.2%, from the prior year to $1,081.5 million. Volume declines decreased revenue by 15.2%, which was partially offset by the impact of price/mix changes and a higher fuel surcharge, which increased revenue by 2.6% and 3.4%, respectively. The average fuel surcharge in effect across all intermodal customers during the 2010 period was 23.1% compared to 16.7% during the 2009 period.

The transition of the east-west big box IMC business resulted in an overall intermodal volume decline of 17.2%. Revenues associated with the transitioned business were $248.6 million in the 2009 period as compared to revenues of $26.6 million in the corresponding 2010 period. Excluding the impact of the transitioned business, revenues grew $112.8 million, or 12.0%, and volumes increased 6.3%. The revenue and volume growth was adversely impacted by Hurricane Alex’s disruption of the rail service in Mexico during the third quarter of 2010. In the absence of Hurricane Alex and excluding the transitioned business, we estimate our volumes would have increased between 7.4% and 7.6% in 2010. Despite the impact of Hurricane Alex, our big box equipment turns increased from 1.50x in 2009 to 1.65x in 2010, which reflects the right sizing of our equipment fleet, an improving balance of flows across the network, and reduced container dwell time at origin and destination.

Revenues in our logistics segment increased $36.5 million, or 9.5%, in the 2010 period compared to the 2009 period, primarily driven by increased revenues in our international freight forwarding and ocean and air shipping operations, partially offset by the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time. Excluding our truck services unit revenues of $53.6 million in the 2009 period, revenues increased $90.1 million or 27.1%. The revenue increase in our international operations was due primarily to increased military shipments, coupled with increased domestic export volumes during 2010.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $80.8 million, or 5.7%, in 2010 compared to 2009. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment's cost of purchased transportation and services and direct operating expense decreased $119.3 million, or 11.0%, in 2010 compared to 2009. The shift of domestic east-west big box IMC business away from us reduced our cost by $226.5 million, with this business representing $252.0 million of cost in the 2009 period compared to $25.5 million in the 2010 period. The 2010 period benefited from an additional reduction in expense of $4.7 million due to the amortization of a portion of the deferred gain recognized in connection with the new Union Pacific arrangements. See Note 4 to the notes to our consolidated financial statements. This decrease was partially offset by cost increases resulting from volume growth and increases in the rates we are charged by our transportation providers. The increase in rates primarily reflects the increased rates we are paying to Union Pacific under our November 2009 agreement. In addition, the cost of purchased transportation in the 2010 period was reduced by an additional $1.6 million over 2009, reflecting the recognition of clean truck incentive fees from activities at the Ports of Los Angeles and Long Beach partially due to port authorities reducing the thresholds required to earn the incentives. Also contributing to the decline were reductions in our equipment fleet throughout the year as a result of the fleet sharing arrangement with Union Pacific and our efforts to reduce equipment that was underutilized or obsolete. During the first quarter of 2010, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded at that time, as a reduction of lease expense, an initial gain of $0.3 million and deferred an additional gain of $2.1 million which we are amortizing over the lease term. In connection with this equipment right sizing, we experienced $2.5 million of expense to terminate leases on certain chassis.

Cost of purchased transportation and services in our logistics segment increased $37.2 million, or 11.3%, in 2010 compared to 2009. The increase was due primarily to increased costs in our international operations related to the increase in military shipments and export volumes in 2010, partially offset by the elimination of costs in our former truck services unit ($48.3 million in 2009) as a result of the August 2009 sale of certain assets of that unit.

Gross Margin. Overall gross margin increased $9.4 million, or 5.9%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 10.1% to 11.2%. The gross margin for our intermodal segment increased $10.1 million, primarily as a result of reduced equipment cost and improved equipment turns as discussed above. The gross margin percentage for our intermodal segment increased to 10.3% in 2010 compared to 8.5% in 2009. The increases in the gross margin and gross margin percentage result primarily from the right-sizing of our equipment fleet, increased equipment turns and reductions to direct operating expenses resulting from the November 2009 Union Pacific arrangements.

Logistics segment gross margin decreased $0.7 million or 1.2%, which was primarily due to our cessation of our trucking services operations following our August 2009 sale of certain assets of that unit. The gross margin percentage for our logistics segment decreased from 14.8% in 2009 to 13.4% in 2010. The decrease was due primarily to the higher amount of low-margin military shipments in our international operations during 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $32.8 million, or 17.6%, in 2010 compared to 2009. The decrease was due primarily to the impact of cost reduction efforts taken in 2009 and continuing in 2010. Our average employment level declined by 298 people, or 22.1%, in 2010 compared to 2009 due to severance activities, the sale of certain assets of our truck services operation, and attrition. We estimate that the lower employment level reduced expenses by approximately $22.4 million in 2010 compared to 2009. A total of $4.1 million in severance costs were incurred during 2010, $1.7 million at corporate, $0.3 million in the logistics segment and $2.1 million in the intermodal segment. A total of $7.2 million of severance costs were incurred during 2009, $4.6 million in the intermodal segment, $1.3 million in the logistics segment, and $1.3 million in corporate. In July 2010, we implemented a new internally-developed transportation management system, which replaced the systems previously provided through an agreement with APL. Use of the new system resulted in a reduction in costs for the 2010 period of $5.3 million, and is estimated to reduce costs by approximately $10.7 annually. In 2010, we exited two office facilities, resulting in expense of $1.1 million with most of that cost representing future noncancelable minimum lease obligations. In 2009, we incurred $0.2 million in expense for office exit costs. Rightsizing of our equipment fleet during 2010 resulted in selling certain chassis and recognizing gains of $2.2 million on the transactions, which was recorded in SG&A.

Goodwill Impairment Write-Off. Due to the continuing sustained decline in our stock price and market capitalization during the first quarter of 2009, and the operating results of our intermodal and logistics reporting units during the first quarter of 2009, we concluded that a goodwill impairment triggering event had occurred, for purposes of ASC Topic 350 “Intangibles – Goodwill and Other,” in the first quarter of 2009 and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, we concluded that the carrying value of our intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. As a result, we recorded a non-cash impairment charge of $200.4 million during the first quarter of 2009. We recorded $169.0 million of the pre-tax charge in the intermodal reporting unit and $31.4 million in the logistics reporting unit.

Other Income. On November 3, 2009, we entered into new multi-year agreements with Union Pacific covering domestic big box (48- and 53-ft. container) shipments tendered by Pacer for transportation by Union Pacific and received a cash payment of $30 million from Union Pacific. $17.5 million of this amount, net of $1.2 million of accelerated chassis delivery costs for equipment under the control of Union Pacific, was recorded as a gain on the transaction, with $11.3 million to be amortized to income through October 11, 2011, the termination date of our legacy contract with Union Pacific. $5.7 million and $0.9 million of the deferred gain were recognized in cost of purchased transportation and services during 2010 and 2009, respectively. Chassis delivery costs, for chassis under our control, are deferred and amortized over the life of the lease.

On August 17, 2009, we closed the sale of certain assets of our truck services unit and recorded a gain on the transaction of $1.4 million.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.3 million, or 4.4%, in 2010 compared to 2009 due to our reduced equipment levels, partially offset by a $0.7 million increase in depreciation as the result of the implementation of the transportation management system.

Income (Loss) From Operations. Income from operations increased $224.0 million to operating income of $8.1 million in 2010 from an operating loss of $215.9 million in 2009, which included the $200.4 million goodwill impairment charge. Adjusting for the impact of items affecting comparability, detailed below, income (loss) from operations increased $40.6 million, or by 150%, from an adjusted loss of $27.0 million in 2009 to adjusted income of $13.6 million in 2010. Adjusting items include the $200.4 million goodwill impairment charge in 2009, the $17.5 million gain in 2009 related to the new Union Pacific agreements, the $1.4 million gain in 2009 related to the sale of certain assets of our truck services unit, severance expense of $7.2 million in 2009 and $4.1 million in 2010, office exit costs of $0.2 million in 2009 and $1.1 million in 2010, and equipment termination costs of $2.5 million in 2010, partly offset by gains on chassis sales of $2.2 million in 2010. See the table below reconciling the GAAP financial results to adjusted financial results.

Intermodal segment income from operations increased $185.2 million to income of $24.2 million in 2010 from an operating loss of $161.0 million in 2009, which included the $169.0 million goodwill impairment charge. Excluding the 2009 goodwill impairment charge, the $17.5 million gain in 2009 related to the new Union Pacific agreements, equipment exit costs ($2.5 million) and gains ($2.2 million) in 2010, office exit costs in both periods ($0.2 million in 2009 and $1.0 million in 2010) and severance expense in both periods ($4.6 million in 2009 and $2.1 million in 2010), intermodal segment income from operations increased $32.3 million to an adjusted income from operations of $27.6 million in 2010 from an adjusted loss of $4.7 million in 2009. As discussed above, the primary drivers of the improvement were lower direct operating expenses from a smaller equipment fleet, increased equipment turns and other equipment cost improvements, reduced employment levels and other cost reduction activity begun in 2009, as well as the absence of the goodwill impairment charge and gain related to the new Union Pacific agreements. The operating income improvements in 2010 were depressed by the effect of rail service disruptions caused by Hurricane Alex, which we estimate reduced our 2010 intermodal operating income by $3.5 million to $4.0 million.

Logistics segment income from operations increased $37.3 million to income of $0.9 million in 2010 from a loss of $36.4 million in 2009, which included the $31.4 million goodwill impairment charge. Excluding the 2009 goodwill impairment charge, the 2009 gain on the sale of certain assets of our former truck services unit ($1.4 million) and the severance expense in both periods ($1.3 million in 2009 and $0.3 million in 2010), logistics segment income from operations improved $6.3 million to adjusted income from operations of $1.2 million in 2010 compared to an adjusted loss of $5.1 million in 2009. Improved income from operations for the 2010 period compared to the 2009 period results from lower costs due to the reduced employment levels and other cost savings activity begun in 2009, coupled with $4.3 million of the improvement reflecting the August 2009 sale of certain assets of our truck services unit and our ceasing to provide truck services at that time.

Corporate expenses decreased $1.5 million, or 8.1%, in 2010 compared to 2009. Excluding the severance expense in both periods ($1.3 million in 2009 and $1.7 million in 2010), corporate expense decreased $2.0 million to an adjusted expense of $15.2 million in 2010 from an adjusted expense of $17.2 million in 2009. The reduction in expense is primarily due to the reduced employment levels and other cost savings activity begun in 2009.

Interest Expense. Interest expense increased by $2.1 million or 46.7% for the 2010 year compared to 2009. Interest expense is composed of interest paid on our debt and the amortization and the write off of deferred financing costs. The increase was primarily due to a net increase of $1.3 million in deferred financing cost write offs associated with the execution of our new credit facility in 2010 ($1.6 million written off) and the amendment of our former credit facility in 2009 ($0.3 million written off.) The remaining increase reflects increased deferred financing cost amortization of $0.9 million, coupled with a higher average interest rate during 2010 of 5.5% compared to 3.6% during 2009, offset by a decrease in our outstanding debt balance from $23.3 million to $13.4 million at December 31, 2009 and 2010, respectively.

Income Tax (Benefit). We recorded an income tax expense of $0.6 million in the 2010 period compared to an income tax benefit of $45.6 million in the 2009 period. The effective tax rate was 40.2% and 20.7% for years ended December 31, 2010 and 2009, respectively. The change was primarily due to the $221.9 million increase in income before taxes for the year ended December 31, 2010 as compared to the same period in 2009 resulting primarily from the 2009 goodwill impairment charge.

Net income (loss). As a result of the foregoing, net income increased $175.7 million to net income of $0.9 million in the 2010 period compared to a net loss of $174.8 million in the 2009 period. Excluding the after tax impact of those items affecting comparability, discussed above, net income increased by $26.0 million, or 126%, from a loss of $20.7 million in 2009 to income of $5.3 million in 2010.

For the Fiscal Years Ended December 31, 2010 and 2009

(in millions, except share and per share amounts)

Reconciliation of GAAP Financial Results to Adjusted Financial Results

	2010				2009
Item	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Adjusted Variance 2010 vs 2009
Income (loss) from operations – intermodal	$24.2	$3.4	1/	$27.6	$(161.0)	$156.3	6/	$(4.7)	$32.3
Income (loss) from operations – logistics	0.9	0.3	2/	1.2	(36.4)	31.3	7/	(5.1)	6.3
Income (loss) from operations – corporate	(17.0)	1.8	3/	(15.2)	(18.5)	1.3	8/	(17.2)	2.0

Income (loss) from operations – total	8.1	5.5		13.6	(215.9)	188.9		(27.0)	40.6
Interest expense, net	6.6	(1.6	) 4/	5.0	4.5	(0.3	) 4/	4.2	0.8

Income (loss) before income taxes	1.5	7.1		8.6	(220.4)	189.2		(31.2)	39.8
Income tax (benefit)	0.6	2.7	5/	3.3	(45.6)	35.1	9/	(10.5)	13.8

Net income (loss)	$0.9	$4.4		$5.3	$(174.8)	$154.1		$(20.7)	$26.0

Diluted earnings (loss) per share	$0.03	$0.13		$0.15	$(5.03)	$4.43		$(0.60)	$0.75

Weighted average shares outstanding	34,946,175	34,946,175		34,946,175	34,767,275	34,767,275		34,767,275

1/ Intermodal severance expense of $2.1 million, $1.0 million of office and $2.5 million of equipment exit costs, offset by $2.2 million of gains on sales of chassis.

2/ Logistics severance expense.

3/ Corporate severance expense of $1.7 million and $0.1 million of office exit costs.

4/ Write off of deferred financing costs associated with prior debt agreements as a result of refinancing.

5/ Income tax impact of the adjustments.

6/ Intermodal segment goodwill impairment charge of $169.0 million, severance expense of $4.6 million and office exit costs of $0.2 million, offset by $17.5 million of Union Pacfic contract gain.

7/ Logistics segment goodwill impairment charge of $31.4 million plus severance expense of $1.3 million, offset by a $1.4 million gain on the sale of certain assets of the truck services unit.

8/ Corporate severance expense.

9/ Income tax impact of the adjustments.

Reconciliation of GAAP Revenues to Adjusted Revenues

For the Years Ended December 31, 2010 and 2009

(in millions)

	2010				2009
	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Adjusted Variance 2010 vs 2009
Revenues:
Intermodal	$1,081.5	$(26.6	) 1/	$1,054.9	$1,190.7	$(248.6	) 1/	$942.1	$112.8
Logistics	422.1	-		422.1	385.6	(53.6	) 2/	332.0	90.1
Inter-segment elimination	(0.8)	-		(0.8)	(2.1)	-		(2.1)	1.3

	$1,502.8	$(26.6)		$1,476.2	$1,574.2	$(302.2)		$1,272.0	$204.2

1/ Transitioned east-west big box revenues from intermodal marketing companies.

2/ Revenues from truck services unit, certain assets of which were sold in August 2009.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 26, 2008

The following table sets forth our historical financial data for the fiscal years ended December 31, 2009 and December 26, 2008:

Financial Data Comparison by Reportable Segment

Fiscal Years Ended December 31, 2009 and December 26, 2008

(in millions)

	2009	2008	Change	% Change
Revenues
Intermodal	$1,190.7	$1,633.2	$(442.5)	(27.1)%
Logistics	385.6	455.9	(70.3)	(15.4)
Inter-segment elimination	(2.1)	(1.6)	(0.5)	31.3

Total	1,574.2	2,087.5	(513.3)	(24.6)

Cost of purchased transportation and services and direct operating expenses
Intermodal	1,089.4	1,403.9	(314.5)	(22.4)
Logistics	328.5	389.2	(60.7)	(15.6)
Inter-segment elimination	(2.1)	(1.6)	(0.5)	31.3

Total	1,415.8	1,791.5	(375.7)	(21.0)

Gross margin
Intermodal	101.3	229.3	(128.0)	(55.8)
Logistics	57.1	66.7	(9.6)	(14.4)

Total	158.4	296.0	(137.6)	(46.5)

Gross margin percentage
Intermodal	8.5%	14.0%	(5.5)%
Logistics	14.8	14.6	0.2

Total	10.1%	14.2%	(4.1)%

Selling, general & administrative expenses
Intermodal	105.5	111.3	(5.8)	(5.2)
Logistics	62.2	65.4	(3.2)	(4.9)
Corporate	18.3	23.2	(4.9)	(21.1)

Total	186.0	199.9	(13.9)	(7.0)

Goodwill impairment write-off
Intermodal	169.0	-	169.0	n.m.
Logistics	31.4	87.9	(56.5)	(64.3)

Total	200.4	87.9	112.5	128.0

Other income
Intermodal	(17.5)	-	(17.5)	n.m.
Logistics	(1.4)	-	(1.4)	n.m.
Corporate	-	-	-	-

Total	(18.9)	-	(18.9)	n.m.

Depreciation and amortization
Intermodal	5.3	4.5	0.8	17.8
Logistics	1.3	1.5	(0.2)	(13.3)
Corporate	0.2	0.2	-	-

Total	6.8	6.2	0.6	9.7

Income (loss) from operations
Intermodal	(161.0)	113.5	(274.5)	(241.9)
Logistics	(36.4)	(88.1)	51.7	(58.7)
Corporate	(18.5)	(23.4)	4.9	(20.9)

Total	(215.9)	2.0	(217.9)	(10,895.0)

Interest expense	(4.5)	(2.4)	(2.1)	87.5
Income tax (benefit)	(45.6)	16.0	(61.6)	(385.0)

Net loss	$(174.8)	$(16.4)	$(158.4)	965.9%

Revenues. Revenues decreased $513.3 million, or 24.6%, for the fiscal year ended December 31, 2009 compared to the fiscal year ended December 26, 2008. Intermodal segment revenues decreased $442.5 million, reflecting decreases in both intermodal segment wholesale and retail products.

Revenues for our wholesale intermodal product of $835.8 million during 2009 declined 29.8% compared to 2008, on overall volume declines of 22.2%. Domestic volume declined 21.2%, auto volumes declined 16.6% and international volumes declined 30.8%. The average freight revenue per container declined 9.8% in 2009 compared to 2008. The revenue decline was due primarily to the lower fuel surcharge, reduced volumes as noted above, and aggressive price competition. The average fuel surcharge in effect during 2009 was 15.9% compared to 34.3% during 2008. Included in the wholesale intermodal product revenues for 2009 and 2008 were approximately $248.8 million and $391.3 million, respectively, of revenues from intermodal marketing company customers in the domestic east-west big box business transitioning away from us as expected under the new arrangements with Union Pacific.

Revenues for our retail intermodal product of $354.9 million during 2009 declined 19.8% compared to 2008, on an overall volume decrease of 2.2%. The average freight revenue per container declined 18.0% during 2009 due to the lower fuel surcharge, softness in the market and aggressive price competition.

Revenues in our logistics segment decreased $70.3 million, or 15.4%, in 2009 compared to 2008 reflecting decreased revenues in our truck services, supply chain services and highway brokerage business units, offset in part by increased revenues in our warehousing and distribution and international units. Our truck services unit revenues decreased 58.4% due primarily to the economic downturn and the August 17, 2009 sale of certain of this unit’s assets, see Note 1 to the notes to our consolidated financial statements. Our highway brokerage unit recorded a revenue decrease of 2.0% due primarily to rate erosion as volumes increased 11.8% during 2009 compared to 2008. Our supply chain services unit recorded a revenue decrease of 20.7% due primarily to the loss of a customer in June 2009 combined with downward price pressures and lower fuel surcharges. The 6.0% revenue increase in our international unit was due primarily to increased military shipments. Our warehousing and distribution unit’s revenues increased 6.4% due primarily to more year-round warehousing business and the addition of a new customer compared to the 2008 period.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $375.7 million, or 21.0%, in 2009 compared to 2008. The intermodal segment’s cost of purchased transportation and services and direct operation expenses decreased $314.5 million, or 22.4%, in 2009 compared to 2008 reflecting decreases in both the wholesale and retail intermodal product, due primarily to the volume declines in 2009 compared to 2008 and lower equipment maintenance and repair and lease costs related to a smaller fleet of container and chassis. At December 31, 2009 we had 2,840 or 9.9% fewer containers and 2,287 or 7.6% fewer chassis as compared to December 26, 2008.

The linehaul cost per container decreased approximately 17% for both intermodal segment products due primarily to decreased fuel costs. The intermodal segment cost of purchased transportation and services and direct operating expenses associated with revenues recognized during the period from IMC customers in the domestic east-west big box business that are transitioning away from us as a result of the new arrangements with Union Pacific were approximately $251.9 million and $347.4 million in 2009 and 2008, respectively. Our costs of purchased transportation and services and direct operating expenses in the intermodal segment in future periods will be negatively affected as the rail rates and charges we pay Union Pacific for big box domestic shipments gradually increase to “market” levels by October 2011, the expiration date of our legacy contract.

Cost of purchased transportation and services and direct operating expenses in our logistics segment decreased $60.7 million, or 15.6%, in 2009 compared to 2008 due to the economic downturn, the August 17, 2009 sale of certain of our truck services unit’s assets, the loss of a customer in June 2009 in our supply chain services unit, and a small decrease in our highway brokerage unit. These decreases were partially offset by increased costs in our warehousing and distribution and international units reflecting increased business in 2009 compared to 2008, and the higher cost military shipments in our international unit.

Gross Margin. Overall gross margin decreased $137.6 million, or 46.5% and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expenses divided by revenues) decreased to 10.1% from 14.2%. The gross margin for our intermodal segment decreased to $101.3 million in 2009 from $229.3 million in 2008 or 128.0%. The gross margin percentage for our intermodal segment decreased to 8.5% in 2009 compared to 14.0% in 2008. The decrease was due to lower pricing to compete with aggressive rates in the marketplace, maintain equipment flow and minimize repositioning.

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

Income (Loss) From Operations. Income (loss) from operations decreased $217.9 million from operating income of $2.0 million, including $87.9 million in goodwill impairment charges in 2008, to an operating loss of $215.9 million, including goodwill impairment charges of $200.4 million in 2009. Income (loss) from operations adjusting for the impact of items affecting comparability detailed below, income (loss) from operations decreased $117.0 million or 130% from adjusted income of $90.0 million in 2008 compared to an adjusted loss of $27.0 million. Adjusting items include the $200.4 million and $87.9 million of goodwill impairment charge in 2009 and 2008 respectively, the $17.5 million gain in 2009 related to the new Union Pacific agreements, the $1.4 million gain in 2009 related to the sale of certain assets of our truck services unit, severance expense of $7.2 million in 2009 and $0.1 million in 2008, and office exit costs of $0.2 million in 2009. See the table below reconciling the GAAP financial results to adjusted financial results excluding the goodwill impairment charges.

Intermodal segment income from operations decreased $274.5 million in 2009 compared to 2008, including the $169.0 million goodwill impairment charge in 2009. Excluding the goodwill impairment charge, severance expense of $4.6 million, office exit costs of $0.2 million and the gain of $17.5 million on the Union Pacific arrangement intermodal segment income from operations decreased $118.2 million to a loss of $4.7 million in 2009 compared to an income of $113.5 million in 2008, reflecting decreases in both intermodal products due primarily to the volume declines, excess capacity and competitive pricing pressures associated with the continuing economic recession.

Logistics segment loss from operations decreased $51.7 million in 2009 compared to 2008, including goodwill impairment charges of $31.4 million and $87.9 million in 2009 and 2008, respectively. Excluding the goodwill impairment charges in both periods, severance expenses of $1.3 million and a $1.4 million gain on the sale of certain assets of the truck service unit, logistics segment loss from operations increased $4.9 million to a loss of $5.1 million in 2009 compared to a loss of $0.2 million in 2008. The primary drivers of this increased loss were declining prices and lower volumes during 2009.

Corporate expenses in 2009 were $4.9 million less than 2008 expenses, including corporate severance expense of $1.3 million and $0.1 million in 2009 and 2008, respectively. Excluding these severance expenses our corporate loss from operations decreased $6.1 million to $17.2 million in 2009 compared to $23.3 million in 2008. This decrease is primarily due to the salary and 401k matching reductions during 2009, as well as reduced performance incentive expenses in 2009 compared to 2008, partially offset by stock compensation costs, and professional fees.

Interest (Expense) Income. Interest (expense) income increased by $2.1 million during 2009 compared to 2008. This increase reflects the higher interest rates in the second half of 2009 resulting from the amendment of our credit facility, and higher average borrowings during 2009 compared to 2008. The average interest rate during 2009 was approximately 3.6% compared to 2.9% during 2008. The interest rate under our credit facility increased to 5.1% on June 29, 2009 as a result of the initial amendment of that facility and was 5.5% at December 31, 2009. In addition, $0.3 million of deferred loan fees were written-off due to the reduction in the size of our credit facility in the 2009 period. During 2009, we capitalized $3.8 million of costs in connection with amending our credit facility which will be amortized over the remaining term of that facility.

Income Tax (Benefit). We recorded an income tax benefit of $45.6 million in 2009 compared to an income tax expense of $16.0 million in 2008. The decrease was due to the decrease in our operating results in 2009, including the goodwill impairment charge.

Net Income (Loss). As a result of the foregoing, net loss increased $158.4 million to $174.8 million in 2009 compared to $16.4 million in 2008. Excluding the after tax impact of those items affecting comparability, discussed above, net loss increased $77.7 million to a $20.7 million loss in 2009 compared to net income of $57.0 in 2008.

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Fiscal Years Ended December 31, 2009 and December 26, 2008

(in millions, except share and per share amounts)

	2009				2008
	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Adjusted Variance 2010 vs 2009
Income (loss) from operations – Intermodal	$(161.0)	$156.3	1/	$(4.7)	$113.5	$-		$113.5	$(118.2)
Loss from operations – Logistics	(36.4)	31.3	2/	(5.1)	(88.1)	87.9	6/	(0.2)	(4.9)
Loss from operations – Corporate	(18.5)	1.3	3/	(17.2)	(23.4)	0.1	3/	(23.3)	6.1

Income (loss) from operations – total	(215.9)	188.9		(27.0)	2.0	88.0		90.0	(117.0)
Interest expense, net	4.5	(0.3	) 4/	4.2	2.4	-		2.4	1.8

Income (loss) before income taxes	(220.4)	189.2		(31.2)	(0.4)	88.0		87.6	(118.8)
Income tax (benefit)	(45.6)	35.1	5/	(10.5)	16.0	14.6	5/	30.6	(41.1)

Net income (loss)	$(174.8)	$154.1		$(20.7)	$(16.4)	$73.4		$57.0	$(77.7)

Diluted earnings (loss) per share	$(5.03)	$4.43		$(0.60)	$(0.47)	$2.11		$1.64	$2.24

Weighted average shares outstanding	34,767,275	34,767,275		34,767,275	34,616,598	34,739,597		34,739,597

1/ Intermodal segment goodwill impairment charge of $169.0 million, severance expense of $4.6 million and office exit costs of $0.2 million, offset by $17.5 million of Union Pacific contract gain.

2/ Logistics segment goodwill impairment charge of $31.4 million plus severance expense of $1.3 million, offset by a $1.4 million gain on sale of certain assets of truck services unit.

3/ Corporate severance expense.

4/ Write off of deferred financing costs associated with prior debt agreement as a result of refinancing.

5/ Income tax impact of the adjustments.

6/ Logistics segment goodwill impairment charge.

Liquidity and Capital Resources

Cash provided by operating activities was $16.1 million, $12.5 million and $59.6 million for the fiscal years ended December 31, 2010, December 31, 2009, and December 26, 2008, respectively.

The increase of $3.6 million in 2010 was due to primarily a higher income from operations during 2010 partially offset by a decrease in cash provided by changes in working capital and the impact of the $30 million cash payment received in 2009 relating to the 2009 Union Pacific agreement. Included in cash flow from operating activities is a net tax refund of $7.7 million received in 2010 compared to a refund of $8.5 million received during 2009.

The decrease in cash provided by operating activities in 2009 was due primarily to lower income from operations in the 2009 period related to the economic downturn. The lower balances of trade accounts receivable and trade accounts payable in 2009 compared to 2008 also reflected the economic downturn. Partially offsetting the lower operating income and account balances in 2010 was the $30 million payment we received related to the new Union Pacific arrangements which was used to pay down debt and a tax refund of $8.5 million in the 2009 period compared to tax payments of $32.6 million during the 2008 period.

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

Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make, repurchase common stock or fund any dividends that we may declare in the future. We had working capital of $30.9 million and $13.9 million at December 31, 2010 and 2009, respectively. The increase in 2010 is due primarily to the debt outstanding under our new revolving credit agreement being classified as a long-term debt at December 31, 2010, partially offset by a decrease in income tax receivable due to refund collections and higher taxable income in 2010. Interest paid was $3.8 million, $3.0 million and $3.2 million in 2010, 2009 and 2008, respectively.

Cash flows provided by (used in) investing activities were $(3.0) million, $15.7 million, and $(23.0) million in 2010, 2009 and 2008, respectively.

2010 capital expenditures totaled $8.2 million, mostly consisting of purchases of new computer hardware and software totaling $7.8 million. The remaining expenditures totaling $0.4 million were for new chassis, furniture and fixtures, and leasehold improvements for the company. During 2010, we sold property and equipment from our intermodal and logistics segments resulting in proceeds of $2.8 million and received $2.4 million in proceeds as the result of sales-leaseback transactions.

2009 capital expenditures included $4.6 million for the SAP software project and $4.6 million for normal computer replacement items and leasehold improvements. During the 2009 period, we retired and sold primarily 48-ft. chassis in our intermodal segment for proceeds of $0.6 million, received $1.8 million associated with the sale of certain assets of our former truck services business unit and received $22.5 million from SAP as discussed below.

The use of cash in 2008 included $16.6 million of capital expenditures related to the SAP project discussed below. An additional $4.6 million of capital expenditure was incurred for the purchase of 450 new 53-foot chassis. The remaining 2008 capital expenditures of $3.6 million were primarily for normal computer replacement items, partially offset by net proceeds of $1.8 million from the sale of primarily 48-foot chassis and containers.

In 2007, we entered into a software license agreement with SAP under which an enterprise suite of applications was licensed, including the latest release of SAP’s transportation management solution. In June 2009, we amended the software license agreement to limit the license to the financial and accounting applications which had been implemented in all business units. In connection with the amendment, we received a cash payment of $22.5 million and wrote-off $22.4 million of previously capitalized software and other associated costs related to the development of the SAP transportation operations modules. The net amount of the cash received and amounts written-off of $0.1 million is recorded in the 2009 selling, general and administrative expenses line item in the consolidated statements of operations.

Cash flows used in financing activities were $11.7 million, $30.4 million and $38.1 million for the 2010, 2009 and 2008 periods, respectively.

During 2010, the Company repaid $9.9 million to our lenders in respect to our credit facility and capital leases and paid $1.6 million in debt issue costs in connection with execution of our new revolving credit facility. During 2010, as a result of the settlement of employee income tax withholding obligations associated with restricted stock vesting, the Company repurchased 26,252 shares of our common stock. These shares were retired, thereby reducing stockholders equity by $0.2 million. As of December 31, 2010, no capital leases were outstanding.

During the 2009 period, we repaid $23.4 million, including $2.4 million of debt issuance costs paid to lenders and $1.4 million of debt issuance costs paid to other third parties, under our revolving credit facility, paid the $5.2 million fourth quarter 2008 cash dividend, and repaid $0.3 million of capital lease obligations related to the SAP software project. During 2009, as a result of the settlement of employee income tax withholding obligations associated with restricted stock vesting, the Company repurchased 21,569 shares of our common stock. These shares were retired, thereby reducing stockholders’ equity by $0.1 million.

During 2008, we repaid $20.0 million on our former revolving credit facility and $0.2 million of capital lease obligations related to the SAP software project, and paid $20.8 million for cash dividends. Options to purchase 274,865 shares of our common stock were exercised in 2008 for total proceeds of $3.0 million. The excess tax benefit associated with the exercise of the options and the vesting of restricted stock under ASC Topic 718 was $0.2 million. Also during 2008, as a result of the settlement of employee income tax withholding obligations associated with restricted stock vesting, the Company repurchased 19,039 shares of our common stock. These shares were retired, thereby reducing stockholders’ equity by $0.3 million.

New Credit Facility

On December 30, 2010 the Company entered into a new revolving credit agreement (the “2010 Credit Agreement”). The 2010 Credit Agreement, which matures on December 30, 2015, provides for a revolving credit facility of up to $125 million (subject to borrowing base limitations based on the value of eligible accounts receivable, unbilled receivables and certain equipment), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met).

All loans under the 2010 Credit Agreement bear interest at rates based on a Eurodollar rate plus an applicable margin or a base rate (as defined in the 2010 Credit Agreement) plus an applicable margin. The applicable margin is fixed through June 30, 2011 and thereafter will adjust monthly based on the percentage the average borrowings under the facility bear to the committed facility ($125 million). In addition, if the Company’s fixed charge coverage ratio as of the last day of any calendar month (computed for the 12 month period then ending, commencing with the month ending December 31, 2011), is greater than or equal to 1.50 to 1.00, then the applicable margin determined as provided above for the next succeeding month will be reduced by 0.25%. As of December 31, 2010, borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 5.5% per annum. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans in addition to an annual fronting fee on outstanding letters of credit. The facility is also subject to an annual commitment fee based on the unused portion of the facility.

If the amount of availability under the facility falls below certain specified threshold amounts, we are subject to a Fixed Charge Coverage Ratio financial covenant (as defined in the 2010 Credit Agreement) for the preceding 12-month period, which must not be less than 1.1 to 1.0. Additionally, the 2010 Credit Agreement also contains a lockbox feature that will require that all qualified daily cash receipts be promptly applied to the repayment of outstanding borrowings under the facility only during a period commencing on the date in which the Company’s availability under the facility falls below certain threshold amounts (or the date that an event of default occurs) and continuing until the availability has exceeded such threshold amounts (and no event of default exists). At December 31, 2010, borrowings under the facility are classified as long-term debt. The previous credit facility had a lockbox arrangement in place at all times, which required our debt to be classified under ASC 470 as current prior to December 30, 2010.

The 2010 Credit Agreement also contains other covenants, representations and warranties and events of default customary for agreements of this type. In general, the 2010 Credit Agreement covenants are less restrictive than the previous agreement that it replaced and provide us with greater financial flexibility to manage and grow our business. The facility is guaranteed by all of the Company’s domestic subsidiaries and is collateralized by substantially all of the tangible and intangible assets of the Company and its domestic subsidiaries and a majority of the capital stock and other equity interests of the Company’s foreign subsidiaries. As of December 31, 2010, $69.5 million was available under the 2010 Credit

Agreement pursuant to the borrowing base formula described above, net of $13.4 million in outstanding loans and $21.3 million of outstanding letters of credit. For more information on the 2010 Credit Agreement see Note 2 to the notes to our consolidated financial statements.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 31, 2010, our major commitments (in millions).

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt	$13.4	$-	$-	$13.4	$-
Interest on debt	2.5	0.5	1.0	1.0	-
Operating leases	291.4	96.6	118.1	64.7	12.0
Volume incentives	1.7	1.7	-	-	-
SAP IT agreement	7.4	4.2	3.2	-	-
Other IT agreements	5.5	1.9	2.8	0.8	-
HR agreements	1.6	0.8	0.8	-	-
Severance liability	3.9	3.9	-	-	-
Purchased transportation	32.5	32.5	-	-	-

Total	$359.9	$142.1	$125.9	$79.9	$12.0

Debt is the amount outstanding under our 2010 Credit Agreement which we entered into in December 2010. Capital lease obligations incurred in 2008 related to our SAP software project were fully paid off during 2010. Cash interest expense on debt was estimated using estimated rates for all periods based upon the current outstanding balance through December 30, 2015, the maturity date of the 2010 Credit Agreement.

The majority of the operating lease obligations relates to our intermodal segment’s leases of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $47.8 million in 2010, $49.0 million in 2009, and $60.9 million in 2008. Under the November 2009 arrangements with Union Pacific, the car hire rates payable by Union Pacific after October 10, 2011, the termination date of our legacy agreement with the Union Pacific, will adjust to car hire rates payable for similar TTX railcars, which will result in lower car hire revenues. Operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception. If we were to provide notice of non-renewal, the minimum lease payments (including the potential guaranteed portion of the residual value which may be payable) would be $96.6 million in 2011, $87.8 million in 2012, $49.8 million in 2013, $39.5 million in 2014, $18.2 million in 2015 and $8.2 million thereafter for a total of $300.1 million.

Volume incentives (which are recorded as a reduction of revenues in our consolidated financial statements) relate to amounts payable to companies that ship on our intermodal segment that met certain volume shipping commitments for the year 2010.

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

Based upon the current level of operations and the anticipated future growth in both of our operating segments, management believes that operating cash flow and availability under the 2010 Credit Agreement will be adequate to meet our working capital, capital expenditure and other cash needs during 2011, although no assurance can be given in this regard.

Common Stock Repurchase

As a result of the settlement of employee withholding taxes associated with restricted stock vesting, we repurchased a total of 26,252 shares at an average price of $7.83 during 2010, 21,569 shares at an average price of $3.08 during 2009, and 19,039 shares at an average price of $21.54 per share during 2008.

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

Inflation

We contract with railroads and independent truck operators for our transportation requirements. These third parties are responsible for providing their own diesel fuel. To the extent that changes in fuel prices are passed along to us, we have generally passed these changes along to our customers. There is no guarantee, however, that this will be possible in the future.

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

We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details, including the rates charged for our services. Our transportation service revenue is recognized after the services have been completed, meaning delivery has occurred and the shipping terms of the contract have been satisfied. Our warehousing, distribution and supply chain services revenues are recognized as the storage or service is rendered. Revenues from the intermodal and logistic segments are reported net of volume discounts provided to customers.

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

•	Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance has been established through an analysis of accounts receivable aging categories, historical collection experience with our customers, current economic conditions, and credit policies. As we monitor our receivables, we identify customers that may have payment problems, adjusting the allowance for doubtful accounts accordingly with an offset to selling, general and administrative expenses. Account balances are charged off against the allowance when recovery is considered remote.

We review our receivables on a quarterly basis to ensure they are properly valued and collectible. Based on this review, we believe our related reserves are adequate.

While we believe our allowances are adequate, changes in the economic conditions, the financial health of our customers and bankruptcy settlements could impact our future earnings. If the economic environment and market conditions deteriorate, particularly in the industries where our exposure is the greatest, additional reserves may be required.

Historically, our actual losses have been estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to our future consolidated results of operations. Based on our results for the fiscal year ended December 31, 2010 a 10 percent deviation from our estimated allowances would have resulted in an increase or decrease of expenses by approximately $0.3 million.

•	Provision for Income Taxes

We account for income taxes under the asset-and-liability method in accordance with current accounting standards. Our deferred tax assets and liabilities represent items that will result in taxable income or a tax deduction in future years for which we have already recorded the related tax expense or benefit in our statement of earnings. Deferred tax accounts arise as a result of timing differences between when items are recognized in our consolidated financial statements compared with when they are recognized in our tax returns. We assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent we believe recovery does not meet the more-likely-than-not threshold, a valuation allowance is established. To the extent we establish a valuation allowance; we include an expense as part of our income tax provision.

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we record the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter for which we have established an accrual is audited and resolved.

At December 31, 2010, we have recorded a net deferred tax asset of $30.6 million and have not recorded a valuation allowance as we believe that future earnings will be sufficient to fully utilize the deferred tax assets. The minimum amount of future taxable income required to realize this asset is approximately $80.4 million. Should we not be able to generate sufficient future income in 2011 and beyond, we would be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations.

Furthermore the year ended December 31, 2010 was the last year the Company was able to carryback any income tax losses to previous years. As a result, the recoverability of our deferred tax assets will be dependent solely on our ability to generate future taxable income.

•	Goodwill

We test our goodwill balances for impairment annually and more frequently if events or changes in circumstances indicate that goodwill may be impaired. We test goodwill at the reporting unit level. The test consists of determining the fair value of the reporting unit, which is determined based upon the average value using an income approach based on the present value of the estimated future cash flows of the reporting unit and a market approach based upon the market price date of stocks of corporations engaged in similar businesses. If the estimated fair value of a reporting unit exceeds its carrying value, there is no impairment. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment would be determined by establishing the fair value of all assets and liabilities of the reporting unit, excluding the goodwill, and comparing the total to the estimated fair value of the operating segment. The difference would represent the fair value of the goodwill; and, if it is lower than the book value of the goodwill, the difference would be recorded as a loss charged to the consolidated statements of operations.

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

As of December 31, 2010 and 2009, the carrying amount of goodwill was zero.

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this amendment January 1, 2011. While we continue to fully evaluate the anticipated impact, the adoption is not expected to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The guidance became effective immediately and has been adopted by the Company.

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

We have interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 31, 2010 or 2009.

Based upon the average variable interest rate debt outstanding during 2010, 2009 and 2008, a 100 basis point change in our variable interest rates would have affected our pre-tax earnings by approximately $0.1 million, $0.2 million and $0.5 million, respectively.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of December 31, 2010, our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Pacer’s management, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that as of December 31, 2010 our internal control over financial reporting was effective based on criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report beginning on page F-2.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 22, 2011, our Compensation Committee adopted a long-term equity incentive program that provides certain executive officers and key employees the opportunity to earn shares of Pacer common stock over the next three years. The program was adopted under the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the shareholders in May 2007.

The long-term equity incentive program includes awards divided into two types: (1) restricted stock units vesting over time and (2) performance units vesting based on our achievement of operating income and operating margin targets established by the Committee (and defined in the program) and the continued employment of the grantee through March 5, 2014. The aggregate dollar value of the long-term incentive awards granted to each grantee (the “Aggregate Award Value”) is set as a specified percentage of base salary based on salary grade, with 75% of the Aggregate Award Value allocated to the performance unit award and 25% of the Aggregate Award Value allocated to the restricted stock unit award. The number of shares of our common stock subject to awards granted to each grantee will be determined by dividing the Aggregate Award Value of the award granted to such grantee by the average closing price of our common stock price during the 20 trading days prior to March 5, 2011, which is the date of grant.

The following table sets forth the base salary, specified percentage and Aggregate Award Value applicable to our principal executive officer, principal financial officer, and other executive officers named in the proxy statement for our 2010 annual meeting of shareholders:

Name	Title	Base Salary	Specified Percentage	Aggregate Award Value
Daniel W. Avramovich	Chairman, President, and Chief Executive Officer	$550,000	150%	$825,000

John J. Hafferty	EVP, Chief Financial Officer	$300,000	75%	$225,000

Michael F. Killea	EVP, International Logistics, Chief Legal Officer and General Counsel	$360,000	75%	$270,000

James E. Ward	EVP, Chief Information Officer	$268,000	50%	$134,000

With respect to the other executive officers named in our 2010 proxy statement, Messrs. Brashares, Uremovich and Kane and Ms. Bailey, are no longer employed by the Company, and, accordingly, were not eligible to receive awards.

The restricted stock unit awards vest in equal one-third increments on March 5, 2012, 2013 and 2014, subject as to a given increment to the employee's continued employment with the Company on the applicable vesting date.

Of the aggregate number of performance units granted to a grantee, determined as set forth above, one-third of such number of performance units can be earned with respect to each of the performance periods referred to below. The performance units for each performance period are subject to two vesting conditions. The first condition is achievement of operating income or operating margin targets for the performance period, of which there are three corresponding to the Company’s 2011, 2012 and 2013 fiscal years. Fifty percent (50%) of each performance period’s targeted number of performance units will be subject to achievement of operating income targets, and fifty percent (50%) of each performance period’s targeted number of performance units will be subject to achievement of operating margin targets. The percentage of the performance units earned for a performance period depends on the extent of our achievement of the applicable performance metric as shown in the table below. The number of shares earned will be interpolated for operating income or operating margin between 75% and 100% and 100% and 125% of the targeted operating income or of the targeted increase in operating margin for a performance period. If our operating income in a performance period is less than 75% of the targeted operating income or our operating margin is less than 75% of the targeted increase in operating margin, none of the performance units associated with such performance metric will be earned for that performance period.

	Operating Income				Operating Margin
	Below Threshold	Threshold (75% of target)	Target (100% of target)	Maximum (125% or more of target)	Below Threshold	Threshold (75% of the targeted increase in operating margin)	Target (100% of target)	Maximum (125% or more of the targeted increase in operating margin)
Percentage of performance units dependent on Operating Income performance earned for the performance period	0%	33.33%	100%	200%	-	-	-	-
Percentage of performance units dependent on Operating Margin performance earned for the performance period	-	-	-	-	0%	33.33%	100%	200%
Percentage of the total performance units earned for the performance period	0%	16.67%	50%	100%	0%	16.67%	50%	100%

The second condition for vesting of those performance units is the participant’s continued service to the Company through March 5, 2014, at which time the participant will receive shares of our common stock based upon the number of shares that have been earned with respect to the three performance periods.

Additional terms and conditions of the performance unit and restricted stock unit awards, including the effect of death, disability, resignation, termination of employment with or without cause, and a change of control on vesting of awards, are set forth in the form of performance stock unit award agreement filed as Exhibit 10.33 and the time-based restricted stock unit award agreement filed as Exhibit 10.31, respectively, to this Annual Report on Form 10-K.

On February 18, 2011, our Compensation Committee approved a recognition program that provided modest payments, ranging from 7.5% to 15% of base salary, to 5% of our employees, including certain named executive officers, for their contribution to achieving strategic initiatives in 2010. This program included the following executive officers in the amounts set forth below for their respective performance and leadership in 2010.

Name	Title	Amount
John J. Hafferty	Executive Vice President, Chief Financial Officer	$45,000
Michael F. Killea	Executive Vice President, International Logistics, General Counsel and Chief Legal Officer	$54,000
James E. Ward	Executive Vice President, Chief Information Officer	$20,085

The CEO and the other executive officers named in the proxy statement for our 2010 annual meeting of shareholders, including Messrs. Brashares, Kane and Uremovich and Ms. Bailey who are no longer employed by Pacer, did not receive any payments under the recognition program.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors.

The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors” in our Proxy Statement for our 2011 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2010 fiscal year.

(b)	Identification of Executive Officers.

Certain information concerning our executive officers is presented in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c)	Audit Committee Information; Financial Expert.

The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading “Audit Committee” in our Proxy Statement for our 2011 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2010 fiscal year.

(d)	Section 16(a) Compliance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2011 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2010 fiscal year.

(e)	Code of Ethics.

Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our Board of Directors on January 27, 2004. Our code of ethics is posted on our website at www.pacer.com in the “Investor Relations” sub-pages and is also available free of charge by written request to our Secretary at Pacer International, Inc., 1 Independent Drive, Suite 1250, Jacksonville, FL 32202. Any amendment to, or waiver from, our code of ethics will be posted on our website within four business days following such amendment or waiver.

(f)	Policy for Nominees.

The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading “Nominating and Corporate Governance Committee” in our Proxy Statement for our 2011 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2010 fiscal year. No material changes to the nominating process have occurred.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussions under the headings “2010 Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider

Participation” in our Proxy Statement for our 2011 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2010 fiscal year. The information required under Item 407(e)(5) of Regulation S-K is set forth under the heading “Compensation Committee Report” in our Proxy Statement for our 2010 annual meeting of shareholders, and is being furnished in this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	647,287	(1)	$17.26	(1)	1,764,561	(2)
Equity compensation plans not approved by security holders	-		-		-

Total	647,287	(1)	$17.26	(1)	1,764,561	(2)

(1) Performance stock units and restricted stock units (see note 2 below) are included in the amount reflected in column (a) and are not included in the column (b) calculation of weighted-average exercise price of outstanding options, warrants and rights.

(2) Under our 1999 Stock Option Plan, options to purchase 107,600 shares of our common stock were outstanding as of December 31, 2010, our fiscal year end, and no further option grants can be made under that plan. Under our 2002 Stock Option Plan, options to purchase 225,200 shares of our common stock were outstanding as of December 31, 2010, and no further option grants can be made under that plan. As of December 31, 2010, options to purchase 36,000 shares of our common stock were outstanding under our 2006 Long-Term Incentive Plan (the “2006 Plan”). In addition, at December 31, 2010, 73,250 restricted shares of common stock had been issued and were outstanding under the 2006 Plan. Also outstanding under the 2006 Plan as of December 31, 2010 are (a) 92,830 restricted stock units and (b) 185,657 performance units. The number of shares of common stock to be issued pursuant to the performance units will vary depending on our achievement of operating income targets in the applicable performance period and continued employment by the grantee through March 5, 2013. As December 31, 2010, a maximum of 371,314 common shares (which is 200% of the targeted number) may be issued in respect of the performance unit awards. As of December 31, 2010, we have available 1,764,561 shares of our common stock for future issuance under the 2006 Plan.

The Board has reserved a total of 2.5 million shares of common stock for issuance under the 2006 Plan. These 2.5 million shares are subject to adjustment for a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). If an award, other than a Substitute Award (defined below), is forfeited or otherwise terminates without the issuance or delivery of some or all of the shares underlying the award to the grantee, or becomes unexercisable without having been exercised in full, the remaining shares that were subject to the award will become available for future awards under the 2006 Plan (unless the 2006 Plan has terminated). The grant of a stock appreciation right will not reduce the number of shares that may be subject to awards, but the number of shares issued upon the exercise of a stock appreciation right will so reduce the available number of shares.

Substitute Awards will not reduce the number of shares available for issuance under the 2006 Plan. “Substitute Awards” are awards granted in assumption of or in substitution for outstanding awards previously granted by a company acquired by or merged into the Company or any of its subsidiaries or with which the Company or any of its subsidiaries.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2011 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2010 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the discussion under the headings "Certain Relationships and Related Transactions," “Review, Approval or Ratification of Transactions with Related Persons” and “Director Independence” in our Proxy Statement for our 2011 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2010 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the discussion under the headings “Fees Billed by Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” in our Proxy Statement for our 2011 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2010 fiscal year.

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

Schedule II — Valuation and Qualifying Accounts, for each of the fiscal years ended December 31, 2010, 2009, and December 26, 2008, which appears on page S-1, is filed as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002). (Commission File No. 0-49828).

3.2	Amendment dated May 24, 2010 to Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 25, 2010).

3.3	Second Amended and Restated Bylaws, as amended on March 11, 2009, of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 11, 2009). (Commission File No. 0-49828).

10.1	Second Amended and Restated Credit Agreement dated December 30, 2010 and made by Pacer International, Inc., each of its domestic subsidiaries, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, Bank of America, N.A., as Swing Line Lender and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Agent and Joint Bookrunner, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Joint Bookrunner.

10.2	Amended and Restated Security Agreement dated August 28, 2009 and made by Pacer International, Inc. and each of its domestic subsidiaries in favor of the Administrative Agent (for the benefit of the Secured Parties). (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description

10.3	Guaranty dated April 5, 2007 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

10.4	Amendment to Guaranty dated August 28, 2009 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.5	Pledge Agreement, dated as of April 5, 2007, between each Pledgor named on the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

10.6	Amendment to Pledge Agreement, dated as of August 28, 2009, between each Pledgor named in the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.7	Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.8	Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.9	Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002, between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

10.10	Domestic Incentive Agreement, dated as of May 4, 1999, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit No. 10.20 to the Company’s Registration Statement on Form S-4 dated October 7, 1999). (Registration File No. 333-85041).

10.11	Amendment No. 1 to Domestic Incentive Agreement, dated January 1, 2001, between CSX Intermodal, Inc. and Pacer International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended April 6, 2001). (Registration File No. 333-53700).

10.12	Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

Exhibit Number	Exhibit Description

10.13	Second Amendment dated November 3, 2009 to Amended and Restated Rail Transportation Agreement, dated as of May 15, 2002, between Union Pacific Railroad Company, Pacer International, Inc. d/b/a Pacer Stacktrain, Inc., American President Lines, Ltd., and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). (Registration File No. 333-53700).

10.14	Equipment Lease Agreement, dated October 14, 2010, between Union Pacific Railroad Company and Pacer International, Inc. d/b/a Pacer Stacktrain. (Registration File No. 333-53700).#

10.15	Rail Car Lease Agreement, dated September 25, 2001 by and between General Electric Railcar Services Corporation and the Company. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.16	Rail Car Lease Agreement, dated January 2001, between LaSalle National Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.17	Rail Car Lease Agreement, dated February 14, 2001, between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.18	Rail Car Lease Agreement, dated September 1, 2000, among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000). (Commission File No. 333-85041).

10.19	Pacer International, Inc. 1999 Stock Option Plan, including forms of stock option agreements (Incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 dated January 12, 2001). Registration File No. 333-53700). +

10.20	Amendment No. 1 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.21	Amendment No. 2 to the Pacer International, Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.22	Amendment to the Pacer International, Inc. 1999 Stock Option Plan and the Stock Option Agreements Evidencing Outstanding Options Granted Thereunder (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

# Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

Exhibit Number	Exhibit Description

10.23	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.24	Amendment to the Stock Option Agreements Evidencing Outstanding Options Granted Under the Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

10.25	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Employee (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.26	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement – Non-Employee Director (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.27	Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 9, 2007). (Commission File No. 0-49828).+

10.28	Form of Restricted Stock Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 6, 2007). (Commission File No. 0-49828).+

10.29	Form of Stock Option Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.30	Form of Performance Stock Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2010). (Commission File No. 0-49828).+

10.31	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2010). (Commission File No. 0-49828).+

10.32	Form of Restricted Stock Award Agreement for Independent Directors pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan.+

10.33	Form of Performance Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan.+

Exhibit Number	Exhibit Description

10.34	Employment Agreement dated as of March 20, 2009 between Pacer International, Inc. and Adriene B. Bailey (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2009). (Commission File No. 0-49828).+

10.35	Separation Agreement and Release of Claims between Pacer International and Adriene B. Bailey. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2010). (Commission File No. 0-49828).+

10.36	Amended and Restated Employment Agreement dated as of February 16, 2009 between Pacer International, Inc. and Brian C. Kane. (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

10.37	Separation Agreement and Release of Claims between Pacer International and Brian C. Kane. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2010). (Commission File No. 0-49828).+

10.38	Form of Supplemental Severance Benefit Letter from the Company to Daniel W. Avramovich, Michael Burns, John Hafferty, Michael F. Killea, and Frank Sutherland (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.39	Form of Amendment to Employment Agreement, dated as of December 31, 2008, signed with executive officers and other key personnel subject to Employment Agreements. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

10.40	Form of Letter Amending Employment Agreement dated April 21, 2009 from Pacer International, Inc. to Daniel W. Avramovich, , Michael F. Killea, and Frank Sutherland (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2009). (Commission File No. 0-49828).+

10.41	Pacer International, Inc. 2011 Performance Bonus Plan.+

10.42	Employment Agreement, dated August 22, 2001, between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2001). (Commission File No. 333-85041).+

10.43	Amendment dated February 19, 2007 to Employment Agreement, dated August 22, 2001 between Pacer International, Inc. and Michael F. Killea (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.44	Amendment dated February 16, 2009 to Employment Agreement dated as of August 22, 2001 as amended by amendments dated February 19, 2007 and December 31, 2008 between Pacer International, Inc. and Michael F. Killea. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

Exhibit Number	Exhibit Description

10.45	Employment Agreement, dated June 30, 2008, between Pacer International, Inc. and Daniel W. Avramovich. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008).+

10.46	Employment Agreement, dated May 1, 2007, between Pacer International, Inc. and James Ward (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 6, 2007). (Commission File No. 0-49828).+

10.47	Employment Agreement, dated March 29, 2010, between Pacer International, Inc. and Michael A. Burns (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010). (Commission File No. 0-49828).+

10.48	Employment Agreement, dated July 15, 2010, between Pacer International, Inc. and Michael Clark.+

10.49	Employment Agreement dated January 1, 2010 between Pacer International, Inc. and Michael F. Gordon. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). (Commission File No. 0-49828).+

10.50	Employment Agreement, dated March 29, 2010, between Pacer International, Inc. and John J. Hafferty (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010). (Commission File No. 0-49828).+

10.51	Employment Agreement dated July 31, 2006 between Pacer Cartage, Inc. and Val T. Noel.+

10.52	Amendment No. 1 to Employment Agreement effective as of February 11, 2008 between Pacer Cartage, Inc. and Val T. Noel.+

10.53	Employment Agreement dated August 25, 2008 between Pacer Global Logistics, Inc. (now known as Pacer Transportation Solutions, Inc.) and F. Franklin Sutherland. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). (Commission File No. 0-49828).+

10.54	Separation Agreement and Release of Claims dated December 10, 2009 between Pacer International, Inc. and Michael E. Uremovich.+ (Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). (Commission File No. 0-49828).+

21	Subsidiaries of the Pacer International, Inc.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

PACER INTERNATIONAL, INC.

Date: February 24, 2011	By:	/s/ John J. Hafferty
John J. Hafferty Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 24, 2011	By:	/s/ Daniel W. Avramovich
Daniel W. Avramovich Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 24, 2011	By:	/s/ Michael D. Gordon
Michael D. Gordon Vice President and Controller (Principal Accounting Officer)

Date: February 24, 2011	By:	/s/ Dennis A. Chantland
Dennis A. Chantland Director

Date: February 24, 2011	By:	/s/ J. Douglass Coates
J. Douglass Coates Director

Date: February 24, 2011	By:	/s/ P. Michael Giftos
P. Michael Giftos Director

Date: February 24, 2011	By:	/s/ Robert J. Grassi
Robert J. Grassi Director

Date: February 24, 2011	By:	/s/ Robert S. Rennard
Robert S. Rennard Director

Date: February 24, 2011	By:	/s/ Robert F. Starzel
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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Pacer International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Columbus, OH

February 23, 2011

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions)	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$4.2	$2.8
Accounts receivable, net of allowances of $2.7 million and $3.8 million, respectively	152.5	152.3
Prepaid expenses and other	15.4	26.5
Deferred income taxes	6.3	4.8

Total current assets	178.4	186.4

Property and equipment
Property and equipment, cost	97.4	107.7
Accumulated depreciation	(53.7)	(64.5)

Property and equipment, net	43.7	43.2

Other assets
Deferred income taxes	24.3	31.3
Other assets	15.5	14.3

Total other assets	39.8	45.6

Total assets	$261.9	$275.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt and capital leases	$-	$23.3
Book overdraft	2.7	4.5
Accounts payable and other accrued liabilities	144.8	144.7

Total current liabilities	147.5	172.5

Long-term liabilities
Long-term debt	13.4	-
Other	2.5	5.9

Total long-term liabilities	15.9	5.9

Total liabilities	163.4	178.4

Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 34,911,674 and 34,904,051 issued and outstanding	0.4	0.4
Additional paid-in capital	302.5	301.5
Accumulated deficit	(204.1)	(205.0)
Accumulated other comprehensive loss	(0.3)	(0.1)

Total stockholders’ equity	98.5	96.8

Total liabilities and stockholders’ equity	$261.9	$275.2

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008
(in millions, except share and per share data)
Revenues	$1,502.8	$1,574.2	$2,087.5

Operating expenses:
Cost of purchased transportation and services	1,240.5	1,291.3	1,659.3
Direct operating expenses (excluding depreciation)	94.5	124.5	132.2
Selling, general and administrative expenses	153.2	186.0	199.9
Goodwill impairment charge	-	200.4	87.9
Other income	-	(18.9)	-
Depreciation and amortization	6.5	6.8	6.2

Total operating expenses	1,494.7	1,790.1	2,085.5

Income (loss) from operations	8.1	(215.9)	2.0

Interest expense	(6.6)	(4.6)	(2.5)
Interest income	-	0.1	0.1

Income (loss) before income taxes	1.5	(220.4)	(0.4)

Income tax expense (benefit)	0.6	(45.6)	16.0

Net income (loss)	$0.9	$(174.8)	$(16.4)

Earnings (loss) per share:

Basic:
Earnings (loss) per share	$0.03	$(5.03)	$(0.47)

Weighted average shares outstanding	34,921,594	34,767,275	34,616,598

Diluted:
Earnings (loss) per share	$0.03	$(5.03)	$(0.47)

Weighted average shares outstanding	34,946,175	34,767,275	34,616,598

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Compreh- ensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Amount	No. of Shares	Amount
(in millions, except share amounts)
Balance December 28, 2007	-	$-	34,626,794	$0.4	$294.5	$7.4	$(0.1)	$302.2
Net loss	-	-	-	-	-	(16.4)	-	(16.4)
Other comprehensive income	-	-	-	-	-	-	0.2	0.2

Total comprehensive income (loss)	-	-	-	-	-	(16.4)	0.2	(16.2)
Common stock dividends; $0.60 per share	-	-	-	-	-	(20.9)	-	(20.9)
Stock based compensation	-	-	-	-	1.9	-	-	1.9
Tax benefit from stock based compensation	-	-	-	-	0.7	-	-	0.7
Issuance of restricted stock	-	-	58,000	-	-	-	-	-
Repurchase and retirement of Pacer common stock	-	-	(19,039)	-	-	(0.3)	-	(0.3)
Issuance of common stock for exercise of options	-	-	274,865	-	3.0	-	-	3.0

Balance December 26, 2008	-	$-	34,940,620	$0.4	$300.1	$(30.2)	$0.1	$270.4

Net loss	-	-	-	-	-	(174.8)	-	(174.8)
Other comprehensive loss	-	-	-	-	-	-	(0.2)	(0.2)

Total comprehensive loss	-	-	-	-	-	(174.8)	(0.2)	(175.0)
Stock based compensation	-	-	-	-	2.1	-	-	2.1
Tax impact of vesting of restricted stock	-	-	-	-	(0.6)	-	-	(0.6)
Forfeiture of restricted stock	-	-	(15,000)	-	-	-	-	-
Repurchase and retirement of Pacer common stock	-	-	(21,569)	-	(0.1)	-	-	(0.1)

Balance December 31, 2009	-	$-	34,904,051	$0.4	$301.5	$(205.0)	$(0.1)	$96.8

Net income	-	-				0.9		0.9
Other comprehensive loss	-	-				-	(0.2)	(0.2)

Total comprehensive income (loss)	-	-	-	-	-	0.9	(0.2)	0.7
Stock based compensation	-	-	-	-	1.3			1.3
Tax impact of vesting of restricted stock	-	-	-	-	(0.1)	-	-	(0.1)
Issuance of restricted stock	-	-	33,875	-	-	-	-	-
Repurchase and retirement of Pacer common stock	-	-	(26,252)		(0.2)	-	-	(0.2)

Balance December 31, 2010	-	$-	34,911,674	$0.4	$302.5	$(204.1)	$(0.3)	$98.5

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008
(in millions)
Cash flows from operating activities
Net income (loss)	$0.9	$(174.8)	$(16.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6.5	6.8	6.2
Gain on sale of property and equipment	(2.5)	(1.9)	(1.5)
Gain on sale lease-back transactions	(0.8)	-	-
Deferred taxes	5.2	(38.4)	(1.8)
Goodwill impairment charge	-	200.4	87.9
Stock based compensation expense	1.3	2.1	1.9
Excess tax benefit from exercise of stock options	-	-	(0.2)
Change in operating assets and liabilities
Accounts receivable, net	(0.2)	31.2	21.7
Prepaid expenses and other	11.1	0.7	(12.9)
Accounts payable and other accrued liabilities	(1.2)	(20.9)	(24.7)
Other long-term assets	0.4	2.3	0.1
Other long-term liabilities	(4.6)	5.0	(0.7)

Net cash provided by operating activities	16.1	12.5	59.6

Cash flows used in investing activities
Capital expenditures	(8.2)	(9.2)	(24.8)
Proceeds from software license amendment	-	22.5	-
Net proceeds from sale lease-back transaction	2.4	-	-
Proceeds from sales of property, equipment and other assets	2.8	2.4	1.8

Net cash provided by (used in) investing activities	(3.0)	15.7	(23.0)

Cash flows used in financing activities
Net repayments under revolving line of credit agreement	(9.6)	(23.4)	(20.0)
Debt issuance costs paid to third parties	(1.6)	(1.4)	-
Proceeds from exercise of stock options	-	-	3.0
Excess tax benefit from exercise of stock options	-	-	0.2
Dividends paid to shareholders	-	(5.2)	(20.8)
Repurchase and retirement of Pacer common stock	(0.2)	(0.1)	(0.3)
Capital lease obligation payment	(0.3)	(0.3)	(0.2)

Net cash used in financing activities	(11.7)	(30.4)	(38.1)

Effect of exchange rate changes on cash	-	-	(0.2)

Net increase (decrease) in cash and cash equivalents	1.4	(2.2)	(1.7)

Cash and cash equivalents at beginning of year	2.8	5.0	6.7

Cash and cash equivalents at end of year	$4.2	$2.8	$5.0

Supplemental disclosures for cash paid for:
Interest	$3.8	$3.0	$3.2
Income taxes (net of refunds)	$(7.7)	$(8.9)	$32.6

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Pacer International, Inc. and subsidiaries (referred to in these notes to consolidated financial statements as “Pacer, “the Company”, “we”, “us” or “our”) are a leading asset-light transportation and global logistics services provider that facilitates the movement of freight from origin to destination through our intermodal and logistics segments.

Prior to 2009, the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following completion of the implementation of the finance and accounting modules of SAP America, Inc. (“SAP”) software at the Company’s intermodal segment during the first quarter 2009, the Company’s fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the Company’s first quarter 2009 results. Accordingly, intermodal segment data included in the consolidated financial statements and notes thereto reflect 370 days for the year ended December 31, 2009 compared to 363 days for the year ended December 26, 2008.

The Company has operated as an independent, stand-alone company since its recapitalization in May 1999. From 1984 until the recapitalization, portions of the intermodal segment’s business were conducted by various entities owned directly or indirectly by APL Limited.

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, accounting for income taxes, valuation of deferred income taxes, the economic useful lives of our property and equipment, goodwill and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounts Receivable

Accounts receivable are recorded at the invoice amount. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance has been established through an analysis of accounts receivable aging categories, historical collection experience with our customers, current economic conditions, and credit policies. As we monitor our receivables, we regularly identify customers that may have payment problems, adjusting the allowance for doubtful accounts accordingly with an offset to selling, general and administrative expenses. Account balances are charged off against the allowance when recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customers. At December 31, 2010 and December 31, 2009, accounts receivable included unbilled amounts of $13.8 million and $16.1 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. The Company capitalizes certain costs of internally developed software. Capitalized costs include purchased materials and services, and payroll and payroll related costs. Property and equipment under capital leases are recorded at the present value of minimum lease payments at the date of acquisition with a corresponding amount recorded as a capital lease obligation.

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

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt. The balance of $2.3 million at December 31, 2010 relates to those costs to be amortized over the remaining life of our revolving credit facility entered into on December 30, 2010. The balance of $4.0 million at December 31, 2009 related to deferred financing costs of our previous credit facility dated August 28, 2009.

In 2010 and 2009, $1.6 million and $0.3 million of deferred financing costs were charged to interest expense in the accompanying consolidated statement of operations, respectively, as a result of entering into our new credit facility in 2010 and amending our prior credit facility in 2009.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill

Goodwill represents the excess of cost of an acquired business over the fair value of the net tangible and intangible assets acquired. The Company accounts for goodwill under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” which does not permit amortization, but requires the Company to test for possible impairment annually or otherwise should events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We test goodwill at the reporting unit level. The test consists of determining the fair value of the reporting unit, which is determined based upon the average value using an income approach based on the present value of the estimated future cash flows of the reporting unit and a market approach based upon the market price data of stocks of corporations engaged in similar businesses. If the estimated fair value of a reporting unit exceeds its carrying value (including goodwill), there is no impairment. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment would be determined by establishing the fair value of all assets and liabilities of the reporting unit, excluding the goodwill, and comparing the total to the estimated fair value of the operating segment. The difference would represent the fair value of the goodwill; and, if it is lower than the book value of the goodwill, the difference would be recorded as a loss charged to the consolidated statements of operations.

As of December 31, 2010 and 2009 the Company has no reported goodwill on its consolidated balance sheet.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a three-level fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In connection with the first quarter 2009 goodwill impairment testing triggering event (see Note 14), the Company performed a fair value measurement of its goodwill as summarized below (in millions):

	Fiscal Year ended December 31, 2009
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

The carrying amounts for cash and cash equivalents, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value due to the floating nature of the interest rates.

Revenue Recognition

We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details, including the rates charged for our services. Revenues from the intermodal and logistic segments are reported net of volume discounts provided to customers.

Our transportation service revenue is recognized after the services have been completed, meaning delivery has occurred and the shipping terms of the contract have been satisfied. Our warehousing, distribution and supply chain services revenues are recognized as the storage or service is rendered.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

The Company accounts for income taxes according to the asset and liability method. Under this method, a deferred tax asset or liability is recorded based upon the tax effect of temporary differences between the tax bases of assets and liabilities and their carrying value for financial reporting purposes. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold of being sustained under tax audits. For tax positions that are greater than 50% likely a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled. We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes.

In the fourth quarter of 2010, the Company identified errors in its 2009 income tax provision that impacted the amounts recorded as income tax expense (benefit), income tax receivable, deferred tax assets and deferred tax liabilities for the quarter and year ended December 31, 2009. The impact on income tax expense (benefit) for both the quarter and the year was an understatement of $0.7 million. The impact on income tax receivables, which is presented on the consolidated balance sheet under the caption “Prepaid expenses and other,” was an overstatement of $0.7 million. The impact on current deferred tax assets was an understatement of $3.8 million and the impact on non-current deferred tax assets was an overstatement of $3.8 million. However, the Company determined that correcting these errors as an out of period adjustment in 2010 would have a material effect on income tax expense for the current year. Accordingly, the Company has revised its previously reported results for 2009 by correcting these immaterial errors in the fourth quarter of 2009.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments, net of related tax. Other comprehensive income (loss) consists of the following (in millions):

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 28, 2007	$(0.1)	$(0.1)

Activity during 2008 (net of $0.1 million tax)	0.2	0.2

Balance at December 26, 2008	$0.1	$0.1

Activity during 2009 (net of $0.1 million tax)	(0.2)	(0.2)

Balance at December 31, 2009	$(0.1)	$(0.1)

Activity during 2010 (net of $0.1 million tax)	(0.2)	(0.2)

Balance at December 31, 2010	$(0.3)	$(0.3)

The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock Repurchases

As a result of the settlement of employee income tax withholding obligations associated with restricted stock vesting, the Company repurchased a total of 26,252 shares at an average price of $7.83 during 2010, and 21,569 shares at an average price of $3.08 during 2009 and 19,039 shares at an average price of $21.54 per share during 2008.

Stock-Based Compensation

The Company has adopted ASC Topic 718 (“ASC 718”), “Compensation – Stock Compensation,” which establishes the accounting for employee stock-based awards. Through December 31, 2010, the Company’s incentive awards have been granted in the form of common stock options, restricted stock, restricted stock units and performance stock units. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company recognizes stock-based compensation for awards issued under the Company’s long-term incentive plans in the selling, general and administrative line item of the consolidated statement of operations. Additionally, no modifications were made to outstanding stock options prior to the adoption of ASC 718 and no cumulative adjustments were recorded in the Company’s consolidated financial statements.

The fair value of each option grant is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The Company granted no stock options in 2010, 24,000 stock options in 2009, and no stock options in 2008. The expected term of stock options is based on an analysis of historical exercise behavior. The expected volatility is based on the change in weekly prices of the Company’s stock over a 104-week period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option.

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008
Black-Scholes option-pricing model assumptions:

Weighted average risk-free interest rate	N/A	2.9%	N/A
Weighted average volatility	N/A	59.0%	N/A
Weighted average dividend yield	N/A	0.0%	N/A
Weighted average expected option term	N/A	7.3 years	N/A
Weighted average fair value of options granted	N/A	$2.50	N/A

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells primarily on net 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. The Company maintains an allowance for doubtful accounts.

For the fiscal year ended December 31, 2010, three customers contributed more than 10% of total consolidated revenues (individually each contributed 14.5%, 12.0% and 10.1%). One customer contributed 10.0%, and 10.5% of consolidated revenues for the fiscal years ended December 31, 2009 and December 26, 2008, respectively.

Approximately 26%, 19% and 20% of total consolidated revenues for the fiscal years ended December 31, 2010, December 31, 2009 and December 26, 2008 were related to the automotive industry, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this amendment January 1, 2011, while we continue to fully evaluate the anticipated impact; the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The guidance became effective immediately and has been adopted by the Company.

Reclassification

Certain reclassifications have been made to the 2009 financial statements in order to conform to the 2010 presentation. These reclassifications have no effect on our results of operations, total assets or accumulated deficit as previously reported.

NOTE 2. REVOLVING CREDIT FACILITY

On December 30, 2010 the Company entered into a new revolving credit agreement (the “2010 Credit Agreement”). The 2010 Credit Agreement, which matures on December 30, 2015, provides for a revolving credit facility of up to $125 million (including a $40 million letter of credit facility and a $12.5 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met).

The amount available for borrowing under the facility is determined by reference to a borrowing base formula which is equal to the lesser of (1) the aggregate commitments of the lenders (currently $125 million), or (2) an amount equal the sum of (a) 85% of the eligible accounts receivable, (b) 85% of eligible earned but unbilled accounts receivables up to $20 million, and (c) an amount equal to the lesser of (i) 85% of the net orderly liquidation value of eligible owned railcars and chassis as of December 30, 2010 and (ii) $25.0 million (such lesser amount, the “Closing Date Equipment Formula Amount”), provided that, commencing February 1, 2011, the Closing Date Equipment Formula Amount is reduced monthly based on a seven-year, straight line monthly amortization schedule), minus (d) the availability reserve (as defined in the 2010 Credit Agreement). As of December 31, 2010, $69.5 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula described above, net of $13.4 million in outstanding loans and $21.3 million of outstanding letters of credit.

Until June 30, 2011, borrowings under the 2010 Credit Agreement will bear interest, at the Company’s option, at a base rate plus a margin of 1.25% per annum, or at a Eurodollar rate plus a margin

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of 3.00% per annum. The base rate is the highest of the prime lending rate of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.5%, or the federal funds rate plus 1/2 of 1%. As of December 31, 2010, borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 5.5% per annum.

After June 30, 2011, the margin will range from 2.75% to 3.25% on Eurodollar rate loans and 1.00% to 1.50% on base rate loans, in each case based on the percentage that our average total outstanding under the facility bear to the aggregate commitments of the lenders under the facility. In addition, if the Company’s fixed charge coverage ratio as of the last day of any calendar month (computed for the 12-month period then ending, commencing with the month ending December 31, 2011), is greater than or equal to 1.50 to 1.00, then the applicable margin determined as provided above for the next succeeding month will be reduced by 0.25%.

The 2010 Credit Agreement provides for letter of credit fees ranging from 2.75% to 3.25% per annum based on the average quarterly availability as a percentage of the borrowing base, a letter of credit “fronting fee” equal to 0.25% per annum, and a commitment fee payable on the unused portion of the facility, accruing at a rate per annum ranging from 0.375% to 0.625% based on the percentage that the average unused amount of the facility bears to the aggregate commitments of the lenders under the facility.

The 2010 Credit Agreement contains affirmative, negative and financial covenants customary for such asset-based financings that, among other things, limit the Company’s ability to make loans or investments (including acquisitions) and equity distributions (cash dividends or repurchases of stock); prepay, redeem or purchase debt; incur liens and engage in sale and leaseback transactions; incur additional indebtedness; engage in mergers, acquisitions and asset sales; enter into transactions with affiliates; and change our primary business. In addition, the 2010 Credit Agreement does not limit the dollar amount of investments (including acquisitions) and equity distributions (cash dividends or repurchases of stock) so long as the Company is not in default under the agreement and the availability under the facility on a pro forma basis exceeds specified threshold amounts (and in certain cases subject to our having a pro forma fixed charge coverage ratio of greater than or equal to 1.1 to 1.0). The 2010 Credit Agreement does not contain any limitations on our ability to make capital expenditures.

If the amount of availability under the facility falls below certain specified threshold amounts, we are subject to a fixed charge coverage ratio financial covenant (as defined in the 2010 Credit Agreement) for the preceding 12 month period, which must not be less than 1.1 to 1.0. Additionally, the 2010 Credit Agreement also contains a lockbox feature that will require that all qualified daily cash receipts be promptly applied to the repayment of outstanding borrowings under the facility only during a period commencing on the date in which the Company’s availability under the facility falls below certain threshold amounts (or the date that an event of default occurs) and continuing until the availability has exceeded such threshold amounts for 90 days (and no event of default has existed). At December 31, 2010, pursuant to ASC 470, “Debt”, borrowings under the facility are classified as long-term debt. Our previous credit facility had such a lockbox arrangement in place at all times, which required that our debt to be classified as current prior to December 30, 2010.

The 2010 Credit Agreement also contains representations and warranties and events of default customary for agreements of this type. The agreement continues to be guaranteed by all of the Company’s domestic subsidiaries and is collateralized by substantially all of the tangible and intangible assets, intercompany debts, stock or other equity interests owned by the Company and its domestic subsidiaries and a majority of the stock or other equity interests of certain of its foreign subsidiaries.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

In March 2007, the Company began a facility rationalization and other severance program to close facilities and reduce employment in order to improve efficiency and profitability. The program included exit activities as well as ongoing employment reduction initiatives. Through December 31, 2009, a total of $6.1 million has been expensed for the severance of 134 employees and the closure of four facilities under that 2007 program. All severance activities with this program were completed by December 31, 2009. The table below shows activity for the fiscal years ended December 31, 2009, and December 26, 2008 (in millions).

	Costs of Facility Charges			Costs of Other Severance			Total
	Accrued	Paid	Bal.	Accrued	Paid	Bal.	Accrued	Paid	Bal.
Balance at 12/28/07	$0.7	$0.6	$0.1	$5.3	$3.1	$2.2	$6.0	$3.7	$2.3
2008 activity	-	0.1	(0.1)	0.1	1.9	(1.8)	0.1	2.0	(1.9)

Balance at 12/28/08	0.7	0.7	-	5.4	5.0	0.4	6.1	5.7	0.4
2009 Activity	-	-	-	-	0.4	(0.4)	-	0.4	(0.4)

Balance at 12/31/09	$0.7	$0.7	$-	$5.4	$5.4	$-	$6.1	$6.1	$-

The Company implemented an organizational simplification and workforce reduction initiative in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations into a centralized operational headquarters based in Dublin, Ohio, with two regional operations centers, located in Los Angeles, California and Jacksonville, Florida. In 2009, the Company reduced its workforce by 559 positions and vacated two office locations and has offered new or relocated positions to additional personnel. In 2010, the Company reduced its workforce by 69 positions, vacated office space in Concord, CA and Oakbrook, IL and has offered new or relocated positions to additional personnel.

During 2009, the Company recorded costs associated with these activities of $7.2 million ($4.6 million in the intermodal segment, $1.3 million in the logistics segment and $1.3 million in corporate). At December 31, 2009, $1.6 million of severance and $0.2 million of lease termination costs were accrued in accounts payable and other accrued liabilities on the consolidated balance sheet. During 2010, the Company recorded costs associated with this organizational simplification and workforce reduction initiative of $5.2 million ($3.1 million in the intermodal segment, $0.3 million in the logistics segment and $1.8 million in corporate). As of December 31, 2010, these activities have been substantially completed. All severance and lease termination costs associated with these activities will result in future cash expenditures. The table below shows 2010 and 2009 organizational simplification and workforce reduction activity (in millions).

	Organizational and Workforce Reduction Program Activity
	Accrued	Paid	Balance
Beginning Balance	$-	$-	$-
2009 Activity	7.2	5.4	1.8

Balance at 12/31/09	7.2	5.4	1.8
2010 Activity	5.2	3.1	2.1

Balance at 12/31/10	$12.4	$8.5	$3.9

All of these costs are included in the selling, general and administrative line item of the consolidated statement of operations for 2010 and 2009.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4. ARRANGEMENTS WITH UNION PACIFIC AND SALE OF CERTAIN ASSETS

On November 3, 2009, the Company entered into (i) an amendment (the “Amendment”) to the Amended and Restated Rail Transportation Agreement dated as of May 15, 2002, among Union Pacific, the Company, and American President Lines, Ltd., and APL Co. PTE Ltd. (collectively, “APL”) (the “2002 Agreement”) and (ii) a new commercial rail transportation agreement (the “2009 Commercial Agreement”) and other agreements with Union Pacific (collectively, the “November 2009 Arrangements”). The Amendment provides that the rates and other terms and conditions of the 2002 Agreement will no longer apply to domestic shipments in 48- and 53-foot containers (also referred to as “domestic big box shipments”) tendered by Pacer for transportation by Union Pacific, which shipments will be subject to the terms and conditions of the 2009 Commercial Agreement.

In connection with the November 2009 Arrangements, Union Pacific and Pacer agreed to settle all outstanding claims and counterclaims between them relating to Pacer’s domestic big box shipments under the 2002 Agreement, including Union Pacific’s claim for retroactive rate adjustments of approximately $140 million for the period from January 1, 2005, through June 30, 2009 (the latest available date) and Pacer’s claims alleging Union Pacific’s breach of the 2002 Agreement.

Under the 2009 Commercial Agreement, the Company agreed that rates and charges for domestic big box shipments payable by the Company to Union Pacific for transportation on the Union Pacific network would adjust gradually over a two-year period to “market” levels and full fuel surcharge and would continue on competitive terms after October 11, 2011, the expiration date of the 2002 Agreement.

As part of the November 2009 Arrangements, the Company and Union Pacific also entered into a fleet sharing arrangement that allows Union Pacific customer access to the Company’s equipment fleet and grants the Company expanded access to Union Pacific’s equipment fleet.

These equipment arrangements also contain mechanisms that allow the Company to adjust the size of its fleet up or down in the future to address estimated changes in its equipment needs.

The 2002 Agreement, which expires on October 11, 2011, remains in effect with respect to shipments (other than the domestic big box shipments) and other matters not expressly governed by the November 2009 Arrangements, including the rates, terms and conditions applicable to (1) international shipments generally in 20, 40 and 45-ft. containers owned or leased by APL; (2) domestic shipments in containers owned or leased by APL or other third party ocean carriers (known as domestic and international reload services or avoided repositioning cost (“ARC”) moves); and (3) international shipments in containers owned or leased by other third party ocean carriers. The 2002 Agreement also establishes certain conditions applicable to automotive shipments (which primarily move between the United States and Mexico) in containers owned or leased by Pacer. Although the 2002 Agreement remains in effect until October 11, 2011 with respect to international shipments and ARC services, the 2009 Commercial Agreement also establishes terms and conditions that will apply after October 11, 2011 to provide the Company with a continued exclusive position on the Union Pacific network with regard to offering services to meet ocean carrier customers’ needs in conjunction with and in addition to the Union Pacific rail transportation service.

The 2009 Commercial Agreement has a multi-year term and thereafter will automatically renew for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. In connection with the agreements and arrangements described above, including the amendment of the 2002 Agreement, Union Pacific paid Pacer $30 million. The payment was used to pay down outstanding borrowings under the credit facility on November 4, 2009. Pacer recognized as other income in the consolidated statement of operations for the year ended December 31, 2009 $17.5 million related to the Amendment (net of $1.2 million of accelerated chassis delivery costs), and $11.3 million of deferred costs that are being amortized to costs of purchased

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

transportation and services through October 11, 2011. The total amount of amortization for the year ended December 31, 2010 and 2009 is $5.7 million and $0.9 million, respectively, leaving a remaining balance of $4.7 million to be amortized in 2011.

During the fourth quarter of 2010, the Company assigned and Union Pacific assumed all of the Company’s future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors. At the same time, the Company entered into an equipment lease agreement with Union Pacific pursuant to which it leases 53-ft, 110-inch Pacer-branded intermodal containers from Union Pacific to support Pacer’s domestic intermodal traffic. Under these arrangements, Union Pacific has assumed direct maintenance and repair responsibility for the containers, including those leased from Union Pacific. As a result of the new equipment lease and the November 2009 Arrangements, Union Pacific has become the primary supplier and servicer of the containers used in the Company’s business. Union Pacific is also responsible for maintaining all of the Company’s 53-ft. chassis used on the Union Pacific network.

On August 17, 2009, the Company sold certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc. to subsidiaries of Universal Truckload Services, Inc. (“UTSI”). In connection with the sale, subsidiaries of UTSI assumed the real property leases and equipment leases for tractors and trailers used by the truck services unit as well as certain customer, agent and other agreements, for a purchase price of approximately $2.0 million. The Company retained all receivables generated by the truck services unit through the closing date. A gain on the sale of $1.4 million is included in other income in the consolidated statements of operations for the year ended December 31, 2009.

NOTE 5. INCOME TAXES

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008
Current:
Federal	$(4.9)	$(9.2)	$15.3
State	0.2	0.3	-
Foreign	0.1	-	2.7

Total current	(4.6)	(8.9)	18.0
Deferred:
Federal	5.1	(32.2)	(1.8)
State	0.1	(4.5)	(0.2)
Foreign	-	-	-

Total deferred	5.2	(36.7)	(2.0)

Total provision	$0.6	$(45.6)	$16.0

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	14.3	1.1	(232.5)
ASC Topic 740 liability release	-	(0.1)	555.6
Goodwill impairment	-	(15.4)	(2,744.3)
State NOL valuation allowance	-	-	(29.6)
Non-deductible business meals	8.3	-	(46.3)
Sec. 162 (M) compensation limitations	-	-	(20.2)
Tax penalties	2.2	-	(10.3)
Club dues	-	-	(8.1)
True-up adjustment	(8.1)	(0.2)	(39.9)
Tax credits	(3.7)	-	-
Tax settlements	(17.4)	-	-
Foreign taxes in excess of Federal rate	8.5	-	-
Other permanent book/tax differences	1.1	0.3	(126.1)

Net effective tax rate	40.2%	20.7%	(2,666.7)%

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 31, 2010 and December 31, 2009 (in millions):

	December 31, 2010	December 31, 2009
Tax basis in excess of book – Goodwill	$31.8	$40.4
Property and equipment	(9.0)	(10.0)
Allowance for doubtful accounts	1.0	1.5
Accrued liabilities	4.9	0.9
Prepaids	(3.5)	(3.6)
Deferred revenue	1.9	4.4
Net operating loss and other carryforwards	2.3	1.8
Other	1.4	0.9

Total gross deferred tax assets	30.8	36.3
State NOL valuation allowance	(0.2)	(0.2)

Total net deferred tax asset	$30.6	$36.1

Current deferred tax asset	$6.8	$5.7
Non-current deferred tax asset	33.2	43.1
Current deferred tax liability	(0.5)	(0.9)
Non-current deferred tax liability	(8.9)	(11.8)

Total net deferred tax asset	$30.6	$36.1

At December 31, 2010, we have recorded a net deferred tax asset of $30.6 million and have not recorded a valuation allowance as we believe that future earnings will be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is approximately $80.4

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million. Should we not be able to generate sufficient future income in 2011 and beyond, we would be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations.

Furthermore, the year ended December 31, 2010 is the last year the Company will be able to carryback any income tax losses to previous years. As such, the recoverability of our deferred tax assets will be dependent on our ability to generate sufficient future taxable income.

At December 31, 2010 and 2009, we had state net operating loss carryforwards (tax affected) of $2.7 million and $2.0 million, respectively, expiring through 2030. Additionally we had federal credit carryforwards of $0.3 million and state carryforwards of $0.3 million. The federal credits have expiration dates through 2020 and state credit carryforwards do not expire.

In June 2006, FASB ASC Topic 740 (“ASC 740”) clarified the accounting for uncertainty in income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. ASC 740 was effective for the Company as of December 30, 2006. As a result of this implementation, the Company recognized a $0.4 million tax reserve increase for uncertain tax positions. The increase was accounted for as an adjustment to the beginning balance of retained earnings. The Company had total reserves (including accrued interest) of $0.0 million, $0.0 million and $0.6 million relating to uncertain tax positions as of December 31, 2010, December 31, 2009, and December 26, 2008, respectively The Company reduced its unrecognized tax benefits by $0.6 million as a result of certain expirations of federal and state statutes of limitations in the third quarter of 2009. Below is a rollforward of the ASC 740 reserve (in millions).

	December 31, 2010	December 31, 2009	December 26, 2008
Balance at beginning of year	$-	$(0.6)	$(0.6)
Lapse of statue of limitations	-	0.6	-

Balance at end of year	$-	$-	$(0.6)

All federal income tax returns for Pacer are closed through 2003 and filed through 2009. All state and local income tax returns for the Company are closed through 2006 and filed through 2009.

The Company did not recognize any interest or penalties related to unrecognized tax benefits in its income tax expense for the years ended December 31, 2010, December 31, 2009, and December 26, 2008.

NOTE 6. 401(K) PLAN AND LONG-TERM INCENTIVE PLANS

Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Due to the Company’s 2008 and early 2009 operating performance and the significant effect that the economic recession was having on the transportation needs of customers and on the transportation industry in general, the Company discontinued the 401(k) company matching contributions effective in April 2009. Matching contributions in 2009 and 2008 prior to the discontinuance of the program were $0.7 million and $1.7 million, respectively. The Company reinstated its matching contribution under the 401(k) plan as of January 1, 2011.

On May 3, 2007, the shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which had been adopted by the Board of Directors in August 2006 subject to shareholder approval. The 2006 Plan expands the range of equity-based incentive awards that may be issued to attract,

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The 2006 Plan will continue until July 31, 2016, unless terminated earlier by the Board. As of December 31, 2010, there were 1,764,561 shares available for issuance under the 2006 Plan.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the stock option activity under the 1999 Plan, the 2002 Plan and 2006 Plan as of December 31, 2010:

	Options	Weighted Average Exercise Price
Balance at December 28, 2007	867,915	$15.28

Granted	-	$-
Canceled or expired	(33,600)	$17.40
Exercised	(274,865)	$19.37

Balance at December 26, 2008	559,450	$17.18

Granted	24,000	$2.75
Canceled or expired	(118,550)	$13.30
Exercised	-	$-

Balance at December 31, 2009	464,900	$17.38

Granted	-
Canceled or expired	(96,100)	$17.87
Exercised	-

Balance at December 31, 2010	368,800	$17.26

Options exercisable, end of year	343,100	$17.80
Shares available for future grant	1,764,561

The intrinsic value of stock options exercised was $2.3 million for 2008. The total intrinsic value of stock options exercisable as of December 31, 2010 was $0.0 million. As of December 31, 2010 there was $0.1 million of total unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 0.6 years.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Common Stock
$ 2.41 – 3.08	24,000	8.4	$2.75	6,000	$2.75
$ 12.50 – 13.74	119,200	0.8	$12.71	119,200	$12.71
$ 15.00 – 16.18	40,300	2.5	$15.76	40,300	$15.76
$ 17.92 – 20.31	124,800	3.6	$19.67	121,800	$19.66
$ 25.75 – 28.05	44,500	4.9	$26.18	43,000	$26.12
$ 29.40 – 29.44	6,000	5.6	$29.44	4,800	$29.44
$ 35.17	10,000	5.3	$35.17	8,000	$35.17

Total	368,800	3.1	$17.38	343,100	$17.80

The Company has also issued time-based restricted stock under the 2006 Plan to certain employees with an initial grant in 2006 subject to shareholder approval of the 2006 Plan which occurred in May 2007. For reporting purposes, the initial grant is deemed to have occurred in 2007 upon shareholder approval of the 2006 Plan. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with respect to the shares. Restricted stock awards vest in 25% increments, on June 1 of each year over a four year period. A summary of restricted stock activity for the three years ended December 31, 2010 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 28, 2007	202,500	$25.25
Granted	65,000	$20.98
Vested	(59,625)	$25.67
Forfeited	(7,000)	$22.41

Nonvested at December 26, 2008	200,875	$23.84
Granted	6,000	$2.81
Vested	(69,125)	$24.60
Forfeited	(21,000)	$24.10

Nonvested at December 31, 2009	116,750	$22.27
Granted	50,000	$6.53
Vested	(77,375)	$21.38
Forfeited	(16,125)	$19.34

Nonvested at December 31, 2010	73,250	$13.12

The fair value of time-based restricted stock vested was $1.7 million, $1.7 million and $1.5 million for 2010, 2009 and 2008, respectively based on the market price at the grant date. As of December 31, 2010, there was $0.7 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

In June 2010, the Compensation Committee of the Board of Directors granted long-term equity incentive awards to certain key employees and executive officers under the 2006 Plan. One of the equity awards approved in June 2010 was not granted to an executive officer until his actual start date as an employee in mid-July. The long-term equity incentive awards are divided into two types: (1) restricted stock units, which vest in equal one-third increments on March 5, 2011, 2012 and 2013, subject to the grantee’s continued employment by the Company on such vesting dates, and (2) performance stock units, which vest based on (i) the Company’s achievement of operating income targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2010, 2011 and 2012 and (ii) the continued employment of the grantee through March 5, 2013. Upon vesting, the restricted stock units and performance stock units (the “Units”) result in the issuance of shares of Pacer common stock after required tax withholdings. The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of performance stock units earned will be based on the Company’s operating income performance for the periods ending December 31, 2010, 2011 and 2012. As the Company’s actual operating income for the performance period ended December 31, 2010 did not achieve the operating income target for such period, no performance units were earned for such period.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of restricted stock unit and performance unit award activity for the year ended December 31, 2010 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2009	-	-	-	$-
Granted	278,487	92,830	371,317	$6.97
Vested	-	-	-	$-
Forfeited	(92,830)	-	(92,830)	$6.97

Balance at December 31, 2010	185,657	92,830	278,487	$6.97

The expense recorded in 2010 related to these restricted stock unit and performance unit awards has been calculated assuming the Company meets 100% of the performance targets in 2011 and 2012 performance periods. The future compensation expense for the restricted stock unit and performance unit awards in 2011 and 2012 may be higher or lower as the actual number of units earned will be based on the actual operating income in each of the performance periods, ranging from 0% (if threshold performance of 75% of the operating income targeted is not met in any of the performance periods) to 200% (if the maximum performance of 125% of the operating income target is met or exceeded in each of the performance periods). As of December 31, 2010, there was $1.4 million of total unrecognized compensation cost related to restricted stock unit and performance stock unit awards, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Collectively, the compensation cost that has been charged against income for all of our share-based compensation plans was $1.3 million, $2.1 million and $1.9 million for 2010, 2009 and 2008, respectively. The Company did not realize any excess tax benefit for tax deductions from any of the share-based compensation plans in 2010, 2009 and 2008. The tax benefit for all share-based compensation plan expense included in the provision for income taxes totaled $0.2 million, $0.1 million and $1.4 million for 2010, 2009 and 2008, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company through August 5, 2009 had engaged, in the ordinary course of its business, Panther Expedited Services, Inc. as a transportation broker to provide transportation services from time to time. Andrew C. Clarke, a member of the Company’s Board of Directors until August 5, 2009, was President of Panther Expedited Services, Inc. Upon the resignation of Andrew C. Clarke from the Company’s Board of Directors, transactions with Panther Expedited Services, Inc. no longer qualified as related party transactions. The Company paid Panther Expedited Services, Inc. $1.9 million until August 5, 2009, and $4.6 million in 2008.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Union Pacific has asserted a claim against us for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers. The arbitration has been postponed indefinitely. The information available to the Company at December 31, 2010 does not indicate that it is probable that a liability had been incurred as of the year ended as of December 31, 2010, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its consolidated financial statements as of and for the year ended December 31, 2010. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

NOTE 9. SEGMENT INFORMATION

The intermodal segment provides intermodal rail transportation, intermodal marketing and local trucking services. The logistics segment provides highway brokerage, warehousing and distribution, international ocean shipping and freight forwarding, supply chain management services and, through August 17, 2009, truck services.

The following table presents revenues generated by geographical area for the fiscal years ended December 31, 2010, December 31, 2009 and December 26, 2008 (in millions):

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008
United States	$1,175.3	$1,340.7	$1,861.1
Asia	224.3	119.7	116.0
Europe	47.8	57.4	54.5
North America (excluding United States)	31.2	30.5	32.8
Australia	10.5	11.5	12.5
South America	9.2	7.3	7.8
Africa	4.5	7.1	2.8

Total	$1,502.8	$1,574.2	$2,087.5

All of the foreign revenues are generated by the logistics segment with the exception of revenues earned in Mexico, which are primarily generated by the Company’s intermodal segment. Foreign revenues totaled $327.5 million, $233.5 million and $226.4 million for the fiscal years ended December 31, 2010, December 31, 2009 and December 26, 2008, respectively. All material assets are located in the United States of America.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reportable segment information for the fiscal years ended December 31, 2010, December 31, 2009 and December 26, 2008 (in millions):

	Intermodal	Logistics	Corp/Other	Consolidated
Fiscal year ended December 31, 2010
Revenues	$1,081.5	$422.1	$—	$1,503.6
Intersegment elimination	(0.8)	—	—	(0.8)

Subtotal	1,080.7	422.1	—	1,502.8
Income (loss) from operations	24.2	0.9	(17.0)	8.1
Depreciation and amortization	4.9	1.4	0.2	6.5
Capital expenditures	4.5	3.7	—	8.2

Fiscal year ended December 31, 2009
Revenues	$1,190.7	$385.6	$—	$1,576.3
Intersegment elimination	(1.8)	(0.3)	—	(2.1)

Subtotal	1,188.9	385.3	—	1,574.2
Income (loss) from operations	(161.0)	(36.4)	(18.5)	(215.9)
Depreciation and amortization	5.3	1.3	0.2	6.8
Capital expenditures	6.5	2.4	0.3	9.2

Fiscal year ended December 26, 2008
Revenues	$1,633.2	$455.9	$—	$2,089.1
Intersegment elimination	(0.6)	(1.0)	—	(1.6)

Subtotal	1,632.6	454.9	—	2,087.5
Income (loss) from operations	113.5	(88.1)	(23.4)	2.0
Depreciation and amortization	4.5	1.5	0.2	6.2
Capital expenditures	21.7	2.7	0.4	24.8

The “Corp/Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed here.

NOTE 10. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2010 and December 31, 2009 (in millions):

	2010	2009
Railcars	$25.8	$26.0
Containers and chassis	6.2	20.9
Furniture and equipment	7.9	8.9
Computer hardware and software	49.7	39.5
Leasehold improvements and other	4.6	2.8
Software under development	3.2	9.6

Total	97.4	107.7
Less: accumulated depreciation	(53.7)	(64.5)

Property and equipment, net	$43.7	$43.2

Depreciation and amortization of property and equipment was $6.5 million, $6.8 million and $6.2 million for the years ended December 31, 2010, December 31, 2009 and December 26, 2008, respectively. Equipment under capital lease is included above with a cost of $0.8 and $0.8 million and accumulated amortization of $0.8 and $0.5 million at December 31, 2010 and 2009, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities at December 31, 2010 and December 31, 2009 were as follows (in millions):

	2010	2009
Accounts payable	$92.5	$96.0
Deferred revenue—completed contract	5.9	7.8
Deferred gain	4.7	5.6
Accrued equipment maintenance and lease	8.4	5.5
Clean truck incentive	0.7	4.1
Accrued volume rebates	1.7	2.4
Accrued compensation and benefits	2.8	2.0
Accrued severance and restructuring charges	3.9	1.8
Other	24.2	19.5

	$144.8	$144.7

NOTE 12. LEASES

The Company leases doublestack railcars, containers, chassis, tractors, forklifts, data processing equipment and real and other property. Minimal rental commitments under non-cancellable leases at December 31, 2010 are shown below (in millions):

Operating Leases
2011	$96.6
2012	64.8
2013	53.3
2014	43.0
2015	21.7
Thereafter	12.0

Total minimum payments	$291.4

Operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception. If the Company were to provide notice of non-renewal, the minimum lease payments (including the potential guaranteed portion of the residual value which may be payable) would be $96.6 million in 2011, $87.8 million in 2012, $49.8 million in 2013, $39.5 million in 2014, $18.2 million in 2015 and $8.2 million thereafter for a total of $300.1 million.

Rental expense was $65.6 million, $115.6 million and $114.5 million for the fiscal years ended December 31, 2010, December 31, 2009, and December 26, 2008, respectively.

The Company receives income from others for the use of its doublestack railcars and containers. These income amounts are included in revenues. Rental income was $47.8 million, $49.0 million and $60.9 million for the fiscal years ended December 31, 2010, December 31, 2009 and December 26, 2008, respectively.

During the 2010, the Company completed a sale-leaseback transaction of 4,000 53-ft containers in our intermodal segment. The Company recognized net proceeds of $2.4 million which was recorded as a reduction of lease expense totaling $0.3 million and a deferred gain of $2.1 million in the first quarter of

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2010. The deferred gain is being amortized over the lease term. In 2010, the Company recognized $0.8 million of the deferred gain as reduction of direct operating expenses within the accompanying statement of operations.

NOTE 13. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008
Numerator:
Net income (loss) (basic and diluted)	$0.9	$(174.8)	$(16.4)
Income allocated to participating securities	-	-	-

Net income (loss) available to common stockholders	$0.9	$(174.8)	$(16.4)

Denominator:
Denominator for earnings (loss) per share-basic- Weighted average common shares outstanding	34,921,594	34,767,275	34,616,598
Effect of dilutive securities:
Stock options/restricted stock	24,581	-	-

Denominator for earnings (loss) per share-diluted	34,946,175	34,767,275	34,616,598

Earnings (loss) per share-basic	$0.03	$(5.03)	$(0.47)

Earnings (loss) per share-diluted	$0.03	$(5.03)	$(0.47)

Anti-dilutive shares attributable to outstanding stock options and restricted stock were excluded from the calculation of diluted net income per share. For the years ended December 31, 2010, December 31, 2009 and December 26, 2008, the weighted average shares outstanding that were anti-dilutive were 344,800 shares, 641,021 shares and 577,576 shares, respectively.

NOTE 14. GOODWILL

The Company has allocated goodwill to its reporting units as follows: (in millions)

	Logistics Segment	Intermodal Segment	Total
Net carrying value – December 28, 2007	$119.3	$169.0	$288.3
Impairment charges	(87.9)	-	(87.9)

Net carrying value – December 26, 2008	31.4	169.0	200.4
Impairment charges	(31.4)	(169.0)	(200.4)

Net carrying value – December 31, 2009 and 2010	$-	$-	$-

As a result of the Company’s year-end impairment testing in 2008, the logistics segment recorded an impairment charge totaling $87.9 million ($73.3 million net of tax, or $2.11 per share) and concluded that no impairment of the goodwill assigned to the Company’s intermodal reporting unit had occurred. The goodwill impairment charge in the logistics reporting unit reflected a combination of factors, including the economic downturn that the U.S. and global economy was then experiencing, the steep, sustained decline in the Company’s stock price and resulting market capitalization that began in the second half of 2008 and the operating results of the logistics reporting unit during 2008.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on a combination of factors, including the continued, sustained decline in the Company’s stock price and market capitalization during the first quarter of 2009, the operating results of the Company’s intermodal and logistics reporting units during the first quarter of 2009, and the effect that the economic recession was having on the operating results of both of the Company’s reporting units during the first quarter of 2009, management concluded that a goodwill impairment triggering event had occurred in the first quarter of 2009. After this testing, management concluded that the carrying value of each of the intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. Accordingly, the Company undertook the second step of the goodwill impairment analysis and determined that the implied fair value of each reporting unit’s goodwill was $0. As a result, management recorded an impairment charge of $200.4 million in the first quarter of 2009 ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit) reducing the carrying value of goodwill to $0.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2010 and 2009 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Fiscal year ended December 31, 2010

Revenues	$363.7	$401.0	$364.8	$373.3
Gross margin 1/	40.8	44.8	40.0	42.2
Income from operations	0.6	3.2	3.3	1.0
Net income (loss)	(0.5)	1.4	1.1	(1.1)
Basic earnings (loss) per share	$(0.01)	$0.04	$0.03	$(0.03)
Diluted earnings (loss) per share	$(0.01)	$0.04	$0.03	$(0.03)

Fiscal year ended December 31, 2009

Revenues	$358.6	$376.7	$418.7	$420.2
Gross margin 1/	28.3	36.6	45.7	47.8
Income (loss) from operations	(223.1)	(11.8)	0.7	18.3
Net income (loss)	(177.4)	(7.3)	0.6	9.3
Basic earnings (loss) per share	$(5.11)	$(0.21)	$0.02	$0.29
Diluted earnings (loss) per share	$(5.11)	$(0.21)	$0.02	$0.29

1/ Gross margin is calculated as revenues less cost of purchased transportation and services and direct operating expenses.

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other (2)	Balances at End of Fiscal Period

December 31, 2010
Allowance for doubtful accounts	$(3.8)	$(1.4)	$2.6	$(0.1)	$(2.7)

December 31, 2009
Allowance for doubtful accounts	$(4.9)	$(2.2)	$3.4	$(0.1)	$(3.8)

December 26, 2008
Allowance for doubtful accounts	$(4.6)	$(3.3)	$3.0	$-	$(4.9)

(1)	Represents write-off of amounts.

(2)	Represents recovery of amounts.

S-1