Form 10-Q
period 2011-03-31
PACER INTERNATIONAL INC
filed 2011-05-04
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011
Common stock, $.01 par value per share	34,988,611 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED MARCH 31, 2011

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions)	March 31, 2011	December 31, 2010
ASSETS

Current assets
Cash and cash equivalents	$7.3	$4.2
Accounts receivable, net of allowances of $2.8 million and $2.7 million, respectively	151.1	152.5
Prepaid expenses and other	17.9	15.4
Deferred income taxes	6.5	6.3

Total current assets	182.8	178.4

Property and equipment
Property and equipment, cost	98.4	97.4
Accumulated depreciation	(54.9)	(53.7)

Property and equipment, net	43.5	43.7

Other assets
Deferred income taxes	22.9	24.3
Other assets	15.6	15.5

Total other assets	38.5	39.8

Total assets	$264.8	$261.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Book overdraft	$2.5	$2.7
Accounts payable and other accrued liabilities	143.8	144.8

Total current liabilities	146.3	147.5

Long-term liabilities
Bank borrowings	15.7	13.4
Other	1.9	2.5

Total long-term liabilities	17.6	15.9

Total liabilities	163.9	163.4

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 34,988,954 and 34,911,674 issued and outstanding	0.4	0.4
Additional paid-in capital	302.7	302.5
Accumulated deficit	(202.1)	(204.1)
Accumulated other comprehensive loss	(0.1)	(0.3)

Total stockholders’ equity	100.9	98.5

Total liabilities and stockholders’ equity	$264.8	$261.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
(in millions, except share and per share data)

Revenues	$358.4	$363.7

Operating expenses:
Cost of purchased transportation and services	292.3	299.6
Direct operating expenses (excluding depreciation)	24.0	23.3
Selling, general and administrative expenses	36.5	38.8
Depreciation and amortization	1.7	1.4

Total operating expenses	354.5	363.1

Income from operations	3.9	0.6

Interest expense	(0.6)	(1.3)

Income (loss) before income taxes	3.3	(0.7)

Income tax expense (benefit)	1.3	(0.2)

Net income (loss)	$2.0	$(0.5)

Earnings (loss) per share:

Basic:
Earnings (loss) per share	$0.06	$(0.01)

Weighted average shares outstanding	34,934,722	34,787,301

Diluted:
Earnings (loss) per share	$0.06	$(0.01)

Weighted average shares outstanding	35,064,375	34,787,301

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2011

(Unaudited)

	Common Shares	Common Stock and Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in millions, except share amounts)

Balance at December 31, 2010	34,911,674	$302.9	$(204.1)	$(0.3)	$98.5

Net income	—	—	2.0	—	2.0
Other comprehensive income	—	—	—	0.2	0.2

Total comprehensive income	—	—	2.0	0.2	$2.2

Stock based compensation	—	0.2	—	—	$0.2

Issuance of common stock for vesting of restricted stock units	19,042	—	—	—	$—

Issuance of restricted stock	58,238	—	—	—	$—

Balance at March 31, 2011	34,988,954	$303.1	$(202.1)	$(0.1)	$100.9

Total comprehensive loss for the three months ended March 31, 2010 was ($0.7) million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

(in millions)
Cash flows from operating activities
Net income (loss)	$2.0	$(0.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1.7	1.4
Gain on sale of property and equipment and other assets	—	(0.1)
Gain on sale lease-back transactions	(0.2)	(0.3)
Deferred taxes	1.2	(0.5)
Stock based compensation expense	0.2	0.3
Change in operating assets and liabilities
Accounts receivable, net	1.4	4.0
Prepaid expenses and other	(2.5)	0.6
Accounts payable and other accrued liabilities	(1.5)	(2.0)
Other long-term assets	(0.1)	(1.3)
Other long-term liabilities	(0.2)	(1.1)

Net cash provided by operating activities	2.0	0.5

Cash flows used in investing activities
Capital expenditures	(1.2)	(2.7)
Net proceeds from sale lease-back transaction	—	2.4
Proceeds from sales of property, equipment and other assets	—	0.1

Net cash used in investing activities	(1.2)	(0.2)

Cash flows provided by financing activities
Net borrowings under revolving line of credit	2.3	1.3
Capital lease obligation payment	—	(0.1)

Net cash provided by financing activities	2.3	1.2

Net increase in cash and cash equivalents	3.1	1.5

Cash and cash equivalents at beginning of the period	4.2	2.8

Cash and cash equivalents at end of the period	$7.3	$4.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and March 31, 2010 for Pacer International, Inc. and subsidiaries (referred to in these notes to the condensed consolidated financial statements as “Pacer”, “the Company”, “we”, “us”, or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (“SEC”) Regulations S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC.

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, accounting for income taxes, valuation of deferred income taxes, the economic lives of our property and equipment and contingencies. Actual results could differ from those estimates.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, net of related taxes, as follows (in millions):

Foreign Currency Translation Adjustment

Balance at December 31, 2010	$(0.3)

Activity during 2011 (net of tax)	0.2

Balance at March 31, 2011	$(0.1)

NOTE 2. BANK BORROWINGS

At March 31, 2011, pursuant to Accounting Standards Codification (“ASC”) 470, borrowings under our revolving credit facility agreement entered into on December 30, 2010 (the “2010 Credit Agreement”) are classified as long-term debt. The previous credit facility had a lockbox arrangement in place at all times, which required our debt to be classified as current prior to December 30, 2010.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 3.7% per annum as of March 31, 2011. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans.

As of March 31, 2011, $69.5 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement.

NOTE 3. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

The Company implemented an organizational simplification and workforce reduction initiative in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations. All remaining severance and lease termination costs associated with these activities will result in future cash expenditures. The table below shows the activity for the organizational simplification and workforce initiative as of and for the three month period ended March 31, 2011 (in millions).

	Organizational and Workforce Reduction Program Activity
	Accrued	Paid	Balance

Balance at 12/31/10	12.4	8.5	3.9

2011 Activity	0.3	1.5	(1.2)

Balance at 3/31/11	$12.7	$10.0	$2.7

All of these costs are included in the selling, general and administrative line item of the consolidated statement of operations.

NOTE 4. LONG-TERM INCENTIVE PLANS

The Company has adopted the 2006 Long-Term Incentive Plan (the “2006 Plan”) under which stock options, stock appreciation rights, restricted stock or restricted stock units, performance or performance unit awards and other stock-based awards may be issued to attract, retain, incentivize and reward directors, officers, employees and consultants. Up to 2,500,000 shares of common stock may be issued under the 2006 Plan.

Previously, the Company had two stock option plans, the 1999 Stock Option Plan (the “1999 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Upon adoption of the 2002 Plan, no further awards were able to be made under the 1999 Plan, although outstanding awards under that plan were not affected. Upon shareholder adoption of the 2006 Plan, no further awards were able to be made under the 2002 Plan, although outstanding awards under the 2002 Plan were not affected.

The 2006 Plan will continue until July 31, 2016, unless terminated earlier by the Board. As of March 31, 2011, there were 1,173,764 shares available for issuance under the 2006 Plan.

No stock options were granted, exercised, cancelled or expired during the three month period ended March 31, 2011.

During the three month period ended March 31, 2011, we granted time based restricted stock under the 2006 Plan to the non-management members of the Board of Directors. Restricted stock cannot

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. All of the restricted stock awards granted during the three month period ended March 31, 2011 vest on March 5, 2012. A summary of restricted stock activity for the three month period ended March 31, 2011 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	73,250	$13.12

Granted	58,488	$5.46
Vested	—	$—
Forfeited	(250)	$22.41

Nonvested at March 31, 2011	131,488	$9.69

During the three month period ended March 31, 2011, we granted equity incentive awards under the 2006 Plan to certain key employees and executive officers. These equity incentive awards are divided into two types: (1) restricted stock units, which vest in equal one-third increments on March 5, 2012, 2013 and 2014, subject to the grantee’s continued employment by the Company on such vesting dates, and (2) performance stock units, which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2011, 2012 and 2013 and (ii) the continued employment of the grantee through March 5, 2014. Upon vesting, the restricted stock units and performance stock units (the “Units”) result in the issuance of shares of Pacer common stock after required tax withholdings. The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of performance stock units earned will be based on the Company’s performance for the periods ending December 31, 2011, 2012 and 2013. A summary of restricted stock unit and performance unit award activity for the three month period ended March 31, 2011 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value

Balance at December 31, 2010	185,657	92,830	278,487	$6.97

Granted	371,068	123,690	494,758	$5.46
Vested	—	(28,237)	(28,237)	$6.97
Forfeited	—	(8,120)	(8,120)	$6.93

Balance at March 31, 2011	556,725	180,163	736,888	$5.96

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

Union Pacific has asserted a claim against the Company for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers. The arbitration hearing has been postponed indefinitely. The information available to the Company at March 31, 2011 does not indicate that it is probable that a liability had been incurred as of the period ended March 31, 2011, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the period ended March 31, 2011. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

NOTE 6. SEGMENT INFORMATION

The following table presents reportable segment information for the three month periods ended March 31, 2011 and March 31, 2010 (in millions).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Intermodal	Logistics	Corp/Other	Consolidated
Three-months ended March 31, 2011
Revenues	$279.5	$79.0	$—	$358.5
Intersegment elimination	(0.1)	—	—	(0.1)

Subtotal	279.4	79.0	—	358.4
Income (loss) from operations	8.4	(0.2)	(4.3)	3.9
Depreciation and amortization	1.1	0.5	0.1	1.7
Capital expenditures	0.6	0.5	0.1	1.2

Three-months ended March 31, 2010
Revenues	$264.2	$99.8	$—	$364.0
Intersegment elimination	(0.3)	—	—	(0.3)

Subtotal	263.9	99.8	—	363.7
Income (loss) from operations	5.7	(0.3)	(4.8)	0.6
Depreciation and amortization	1.1	0.3	—	1.4
Capital expenditures	1.7	1.0	—	2.7

The “Corp/Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances and subsidiary investment. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed here.

The following table presents revenues from continuing operations generated by country or geographical area for the three month periods ended March 31, 2011 and March 31, 2010 (in millions).

	Three Months Ended
	March 31, 2011	March 31, 2010

United States	$301.0	$285.2
Asia	27.4	56.0
Europe	17.7	9.7
North America (excluding United States)	7.1	7.1
Australia	2.4	2.7
South America	1.7	2.0
Africa	1.1	1.0

Total	$358.4	$363.7

Substantially all of the foreign revenues are generated by the logistics segment. All material assets are located in the United States of America.

For the three month period ended March 31, 2011, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 14.1%, and the other 14.0% of total revenues). For the three month period ended March 31, 2010, two customers contributed more than 10% of total consolidated revenues (individually contributed 14.5% and 14.4%, respectively).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	March 31, 2011	March 31, 2010

Numerator - Net income (loss) available to common stockholders	$2.0	$(0.5)

Denominator:
Denominator for earnings per share - basic:
Weighted average common shares outstanding	34,934,722	34,787,301
Effect of dilutive securities:
Stock options/restricted stock	129,653	—

Denominator for earnings per share - diluted	35,064,375	34,787,301

Earnings (loss) per share - basic	$0.06	$(0.01)

Earnings (loss) per share - diluted	$0.06	$(0.01)

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three month periods ended March 31, 2011 and March 31, 2010, 344,800 shares and 523,521 shares were anti-dilutive, respectively.

NOTE 8. SUBSEQUENT EVENT

On April 1, 2011, the Company purchased 195 railcars pursuant to a purchase option under a lease agreement that was previously accounted for as an operating lease. Consideration for the railcars was approximately $17.7 million, which was financed through borrowings under the 2010 Credit Agreement. No gain or loss was recorded as a result of the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our critical accounting policies, and the Condensed Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 24, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report are discussed under “Item 1A. Risk Factors” of the 2010 Annual Report and include:

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q or in other forward-looking statements made by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in the 2010 Annual Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Executive Summary

The Company continues to make progress in achieving its strategic objectives and improving its financial performance since the end of 2010. We significantly improved our income and cash flows from operations in the 2011 period as compared to the 2010 period and believe we are well positioned to continue to execute on our 2011 plan. Optimizing and managing our intermodal equipment flows on our network continues to be a primary focus as this will both drive our financial results and provide our customers with the service quality and on-time performance they expect.

During the first quarter we have continued to expand our customer base and replace revenues from the transitioned wholesale domestic east-west big box business in our intermodal segment. We improved the utilization of our equipment and increased equipment turns. We have also reduced the number of chassis we utilize by 20.7% since March 31, 2010. In addition, we have begun to see the benefits of our internally developed intermodal transportation management system which replaced the systems previously provided through an agreement with APL Limited. We are positioned to benefit from favorable trends in the intermodal market, the general improvement in freight activity and rising fuel costs, which generally lead to conversions of truckload freight to intermodal freight.

In our logistics segment, excluding the absence of military shipments in our international freight forwarding operations, ocean and air shipments have increased due to better economic conditions across the globe. The expansion of our international operations continues to capture more freight at origin points in order to take full advantage of our ability to provide integrated global door-to-door transportation and logistics solutions for our customers.

We have continued to see the benefits of our cost reduction initiatives begun in prior periods. These initiatives led to period-over-period reduction in selling, general and administrative (“SG&A”) expenses of 5.9% notwithstanding the continued expansion costs of $0.9 million associated with our international operations.

Our debt level remained low at March 31, 2011 with $15.7 million outstanding and interest expense decreased over 50% compared to the 2010 first quarter. Our credit facility entered into in December 2010 has lowered our interest rates and increased our flexibility by eliminating capital expenditure limitations and easing other restrictions. We have taken advantage of the increased flexibility under our credit facility by financing the strategic purchase on April 1, 2011 of 195 railcars pursuant to a purchase option under a lease agreement, which purchase we believe will decrease our future annual expense per railcar.

We expect the continued improvement in global economic conditions will drive demand for our services. However, the uncertain impact of the earthquake and tsunami in Japan could weaken the growth in the automotive business and higher fuel costs could depress consumer spending on retail goods, both of which could impact the pace of the economic recovery.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. The non-GAAP measures include adjusted revenues, which exclude the impact of the transition of the east-west big box business from intermodal marketing companies (“IMCs”). Management uses the non-GAAP measures in its analysis of the Company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial performance excluding the impact of these revenues provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses as we continue to transform the Company’s operations, focus on network flows and integrate our intermodal operations and allow investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for revenues, net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth our historical financial data by reportable segment for the three months ended March 31, 2011and March 31, 2010 (in millions).

	2011	2010	Change		% Change

Revenues
Intermodal	$279.5	$264.2	$15.3		5.8%
Logistics	79.0	99.8	(20.8)		(20.8)
Inter-segment elimination	(0.1)	(0.3)	0.2		(66.7)

Total	358.4	363.7	(5.3)		(1.5)

Cost of purchased transportation and services and direct operating expenses
Intermodal	250.8	235.6	15.2		6.5
Logistics	65.6	87.6	(22.0)		(25.1)
Inter-segment elimination	(0.1)	(0.3)	0.2		(66.7)

Total	316.3	322.9	(6.6)		(2.0)

Gross margin
Intermodal	28.7	28.6	0.1		0.3
Logistics	13.4	12.2	1.2		9.8

Total	$42.1	$40.8	$1.3		3.2

Gross margin percentage
Intermodal	10.3%	10.8%	(0.5	) %
Logistics	17.0	12.2	4.8

Total	11.7%	11.2%	0.5%

Selling, general & administrative expenses
Intermodal	$19.2	$21.8	$(2.6)		(11.9)
Logistics	13.1	12.2	0.9		7.4
Corporate	4.2	4.8	(0.6)		(12.5)

Total	36.5	38.8	(2.3)		(5.9)

Depreciation and amortization
Intermodal	1.1	1.1	—		—
Logistics	0.5	0.3	0.2		66.7
Corporate	0.1	—	0.1		—

Total	1.7	1.4	0.3		21.4

Income (loss) from operations
Intermodal	8.4	5.7	2.7		47.4
Logistics	(0.2)	(0.3)	0.1		(33.3)
Corporate	(4.3)	(4.8)	0.5		(10.4)

Total	3.9	0.6	3.3		550.0

Interest (expense) income	(0.6)	(1.3)	0.7		(53.8)
Income tax (benefit)	1.3	(0.2)	1.5		(750.0)

Net income (loss)	$2.0	$(0.5)	$2.5		(500.0	) %

Revenues. Revenues decreased $5.3 million, or 1.5%, from the 2011 period compared to the 2010 period. Excluding the impact of the transitioned east-west big box IMC business, revenues increased $4.9 million or 1.4%. The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes during the 2011 period compared to the 2010 period (in millions).

				Adjusted 1/
		%			%
	Change	Change		Change	Change
Revenues:

Intermodal	$15.3	5.8%		$25.5	10.0%

Logistics	$(20.8)	(20.8	) %	$(20.8)	(20.8	) %

Intermodal Volume		(2.0	) %		1.6%

1/	Results excluding the impact of the transitioned east-west big box IMC business on the intermodal segment. See discussion below.

Total intermodal revenue increased $15.3 million, or 5.8%, from the 2010 period to $279.5 million. Excluding the impact of the transitioned east-west IMC business, our intermodal revenues increased $25.5 million or 10.0%. This 10.0% period-over-period change in revenue is comprised of 3.9% volume growth, 6.9% of higher fuel surcharges and 1% of price increases, offset by a change in the mix within our network which reduced revenues by 1.8%. Our big box equipment turns increased from 1.6x in the 2010 period to 1.7x in the 2011 period, which reflects the right sizing of our equipment fleet and an improving balance of flows across the network.

Revenues in our logistics segment decreased $20.8 million, or 20.8%, in the 2011 period compared to the 2010 period. The decline is primarily due to the absence of the military freight forwarding business partially offset by increased revenues in our ocean and air shipping operations.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $6.6 million, or 2.0%, in the 2011 period compared to the 2010 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $15.2 million, or 6.5%, in the 2011 period compared to the 2010 period. The increase is primarily driven by customer mix and fuel costs, partially offset by reductions in our equipment fleet as a result of the fleet sharing arrangement with Union Pacific and our efforts to reduce equipment that was underutilized or obsolete. In connection with this equipment right sizing, we recognized $1.6 million of lease termination costs on certain containers and chassis in the 2011 period while minimal lease termination costs were incurred in the 2010 period.

Cost of purchased transportation and services in our logistics segment decreased $22.0 million, or 25.1%, in the 2011 period compared to the 2010 period. The decrease was due primarily to the absence of military shipments in the 2011 period, partially offset by the increase in international shipping volumes.

Gross Margin. Overall gross margin increased $1.3 million, or 3.2%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 11.2% to 11.7%. The gross margin for our intermodal segment increased by $0.1 million. The gross margin percentage for our intermodal segment decreased to 10.3% during the 2011 period compared to 10.8% in the 2010 period. The small increase in the gross margin and the decrease in the gross margin percentage primarily reflected the $1.6 million of lease termination costs incurred in the 2011 period to terminate leases on certain containers and chassis as described above. Logistics segment gross margin increased $1.2 million, or 9.8%, and the gross margin percentage for our logistics segment increased from 12.2% in the 2010 period to 17% in the 2011 period. The increase in the gross margin was due to increased ocean and air shipments while the gross margin percentage increase was due to the absence of the low-margin military shipments in our international operations in the 2011 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.3 million, or 5.9%, in the 2011 period compared to the 2010 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2010 and continuing in 2011. A total of $0.3 million in severance costs were incurred during the 2011 period in the intermodal segment. A total of $1.4 million of severance costs were incurred during the 2010 period, $0.2 million in the intermodal segment, and $1.2 million in corporate. In July 2010, we implemented a new internally-developed transportation management system, which replaced the systems previously provided through an agreement with APL. Use of the new system resulted in a reduction in costs for the 2011 period of approximately $2.1 million. Partially offsetting these decreases was a 13 person increase in our average employment level, or 1.3%, in the 2011 period compared to the 2010 period due to our continued expansion of our international operations within our logistics segment. We estimate that the higher employment level increased expenses by approximately $0.9 million in the 2011 period compared to the 2010 period.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.3 million, or 21.4%, in the 2011 period compared to the 2010 period due primarily to increased depreciation expense as a result of the transportation management and operations solution system implemented in 2010.

Income (Loss) From Operations. Income from operations increased $3.3 million from $0.6 million in the 2010 period to $3.9 million in the 2011 period.

Intermodal segment income from operations increased $2.7 million to $8.4 million in the 2011 period compared to income from operations of $5.7 in the 2010 period. The primary drivers of the improvement were increased retail and automotive business, improved equipment turns and our cost reduction activities taken in 2010 and continuing into 2011.

Logistics segment loss from operations decreased $0.1 million to $0.2 million in the 2011 period compared to a loss from operations of $0.3 million in the 2010 period. The improvement was due to increased international export volumes and cost reduction activities begun in 2010 and continuing into 2011.

Corporate expenses decreased $0.5 million from $4.8 million in the 2010 period compared to $4.3 million in the 2011 period. The decrease is primarily due to $1.2 million of severance expense in the 2010 period, partially offset by the higher bonus and incentive compensation costs in the 2011 period.

Interest Expense. Interest expense decreased $0.7 million in the 2011 period compared to the 2010 period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The decrease reflects decreased deferred financing cost amortization of $0.3 million, coupled with lower interest rates in the 2011 period resulting from the 2010 Credit Agreement, and lower average borrowings compared to the 2010 period. The weighted average interest rate during the 2011 period was approximately 3.7% compared to 5.7% in the 2010 period.

Income Tax Expense (Benefit). We recorded income tax expense of $1.3 million in the 2011 period compared to an income tax benefit of $0.2 million in the 2010 period. The effective tax rate was 39.4% in the 2011 period and 39.2% in the 2010 period. The change in those estimated annual effective tax rates is primarily due to the change in the mix of income among the jurisdictions in which we do business.

Net income (loss). As a result of the foregoing, net income increased by $2.5 million from a net loss of $0.5 million in the 2010 period to net income of $2.0 million in the 2011 period.

Reconciliation of GAAP Revenues to Adjusted Revenues

For the Three Months Ended March 31, 2011 and March 31, 2010

(in millions)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010				Adjusted
	GAAP		Adjusted	GAAP			Adjusted	Variance
	Results	Adjustments	Results	Results	Adjustments		Results	2011 vs 2010
Revenues:
Intermodal	$279.5	$—	$279.5	$264.2	$(10.2	) 1/	$254.0	$25.5

Logistics	79.0	—	79.0	99.8	—		99.8	(20.8)

Inter-segment elimination	(0.1)	—	(0.1)	(0.3)	—		(0.3)	0.2

	$358.4	$—	$358.4	$363.7	$(10.2)		$353.5	$4.9

1/	Transitioned east-west big box revenues from intermodal marketing companies.

Liquidity and Capital Resources

Cash provided by operating activities was $2.0 million and $0.5 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively. The increase in cash provided by operating activities in the 2011 period was due primarily to the higher income from operations in the 2011 period partially offset by a decrease in cash provided by changes in working capital.

We had working capital of $36.5 million and $8.2 million at March 31, 2011 and 2010, respectively. The increase in 2011 is due primarily to the debt outstanding under our 2010 Credit Agreement being classified as a long-term debt under GAAP, combined with an increased level of accounts receivable and reduced accounts payable at March 31, 2011.

Cash flows used in investing activities were $1.2 million and $0.2 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

The 2011 period cash capital expenditures included $0.9 million for enhancements to the internally developed transportation management and operations solutions system that replaced the systems previously provided by APL in the 2010 period and $0.3 million for normal computer replacement items.

The 2010 period capital expenditures included $1.7 million for the internally developed transportation management and operations solutions system that replaced the systems previously provided by APL and $1.0 million for normal computer hardware items. Also during the 2010 period, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded, as a reduction of lease expense, a gain of $0.3 million and deferred an additional gain of $2.1 million which is being amortized over the lease term. During the 2010 period, we retired and sold primarily 48-ft. chassis in our intermodal segment for proceeds of $0.1 million.

Cash flows provided by financing activities were $2.3 million and $1.2 million for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

During the 2011 period, the Company borrowed a net $2.3 million under our 2010 Credit Agreement. As of March 31, 2011, no capital leases were outstanding.

During the 2010 period, we borrowed a net $1.3 million under our prior credit facility, and repaid $0.1 million of capital lease obligations related to the SAP software project. The net book value of equipment under capital lease was $0.2 million at March 31, 2010.

As of March 31, 2011, $69.5 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement.

The Company purchased 195 railcars on April 1, 2011 for $17.7 million pursuant to a purchase option under an operating lease agreement. The Company also anticipates exercising a purchase option on July 1, 2011 to purchase an additional 50 cars for $4.6 million. The primary source of funds for these purchases is additional borrowings under the 2010 Credit Agreement. Except for the foregoing, there were no material changes as of March 31, 2011 to our contractual obligations from those set forth the contractual obligations table in our 2010 Annual Report.

We believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of March 31, 2011.

Based upon the average variable interest rate debt outstanding during the three months ended March 31, 2011, a 100 basis point change in our variable interest rates would affect our pre-tax earnings by approximately $0.3 million on an annual basis.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

Information on risk factors is set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I – “Item 1A. Risk Factors” to the Company’s 2010 Annual Report. There have been no material changes from the risk factors previously described in Pacer’s 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Amendment dated April 28, 2011 to the Second Amended and Restated Charter of Pacer International, Inc.

10.1	Purchase and Sale Agreement dated March 31, 2011 between General Electric Railcar Services Corporation, Pacer International, Inc. and Pacer Stacktrain, Inc. for the purchase of railcars.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: May 4, 2011	By:	/s/ Daniel W. Avramovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2011	By:	/s/ John J. Hafferty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amendment dated April 28, 2011 to the Second Amended and Restated Charter of Pacer International, Inc.

10.1	Purchase and Sale Agreement dated March 31, 2011 between General Electric Railcar Services Corporation, Pacer International, Inc. and Pacer Stacktrain, Inc. for the purchase of railcars.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.