Form 10-Q
period 2011-06-30
PACER INTERNATIONAL INC
filed 2011-08-04
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2011
Common stock, $.01 par value per share	34,978,646 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 30, 2011

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	June 30, 2011	December 31, 2010
ASSETS

Current assets
Cash and cash equivalents	$3.4	$4.2
Accounts receivable, net of allowances of $1.9 million and $2.7 million, respectively	152.1	152.5
Prepaid expenses and other	12.8	15.4
Deferred income taxes	6.8	6.3
Assets held for sale	17.7	0.0

Total current assets	192.8	178.4

Property and equipment
Property and equipment, cost	97.0	97.4
Accumulated depreciation	(53.6)	(53.7)

Property and equipment, net	43.4	43.7

Other assets
Deferred income taxes	20.2	24.3
Other assets	15.3	15.5

Total other assets	35.5	39.8

Total assets	$271.7	$261.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Book overdraft	$1.9	$2.7
Accounts payable and other accrued liabilities	138.2	144.8

Total current liabilities	140.1	147.5

Long-term liabilities
Bank borrowings	24.5	13.4
Other	1.5	2.5

Total long-term liabilities	26.0	15.9

Total liabilities	166.1	163.4

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 34,978,646 and 34,911,674 issued and outstanding	0.4	0.4
Additional paid-in capital	303.3	302.5
Accumulated deficit	(197.9)	(204.1)
Accumulated other comprehensive loss	(0.2)	(0.3)

Total stockholders’ equity	105.6	98.5

Total liabilities and stockholders’ equity	$271.7	$261.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(in millions, except share and per share data)

Revenues	$386.3	$401.0	$744.7	$764.7

Operating expenses:
Cost of purchased transportation and services	315.5	332.0	607.8	631.6
Direct operating expenses (excluding depreciation)	24.5	24.2	48.5	47.5
Selling, general and administrative expenses	37.0	40.2	73.5	79.0
Depreciation and amortization	1.8	1.4	3.5	2.8

Total operating expenses	378.8	397.8	733.3	760.9
Income from operations	7.5	3.2	11.4	3.8
Interest expense	(0.7)	(1.2)	(1.3)	(2.5)

Income before income taxes	6.8	2.0	10.1	1.3

Income tax expense	2.6	0.6	3.9	0.4

Net income	$4.2	$1.4	$6.2	$0.9

Earnings per share:

Basic:
Earnings per share	$0.12	$0.04	$0.18	$0.03

Weighted average shares outstanding	34,987,453	34,804,155	34,968,654	34,795,750

Diluted:
Earnings per share	$0.12	$0.04	$0.18	$0.03

Weighted average shares outstanding	34,999,279	34,831,796	34,982,579	34,803,934

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2011

(Unaudited)

	Common Shares	Common Stock and Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in millions, except share amounts)

Balance at December 31, 2010	34,911,674	$302.9	$(204.1)	$(0.3)	98.5

Net income	—	—	6.2	—	6.2
Other comprehensive income	—	—	—	0.1	0.1

Total comprehensive income					6.3

Stock based compensation	—	1.0	—	—	1.0

Tax impact of vesting of restricted stock	—	(0.1)	—	—	(0.1)

Issuance of common stock for vesting of restricted stock units	19,193	—	—	—	—

Repurchase and retirement of Pacer common stock	(10,116)	(0.1)	—	—	(0.1)

Issuance of restricted stock, net of forfeitures	57,895	—	—	—	—

Balance at June 30, 2011	34,978,646	$303.7	$(197.9)	$(0.2)	$105.6

Total comprehensive income for the three months ended June 30, 2011 and June 30, 2010 was $4.1 million and $1.4 million, respectively. Total comprehensive income for the six months ended June 30, 2010 was $0.7 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
(in millions)
Cash flows from operating activities
Net income	$6.2	$0.9
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3.5	2.8
Gain on sale of property and equipment and other assets	—	(0.2)
Gain on sale lease-back transactions	(0.3)	(0.4)
Deferred taxes	3.5	(2.3)
Stock based compensation expense	1.0	0.7
Change in operating assets and liabilities:
Accounts receivable, net	0.4	(16.3)
Prepaid expenses and other	2.6	12.2
Accounts payable and other accrued liabilities	(7.4)	16.3
Other long-term assets	0.2	(1.5)
Other long-term liabilities	(0.6)	(1.2)

Net cash provided by operating activities	9.1	11.0

Cash flows from investing activities
Capital expenditures	(3.4)	(4.9)
Purchase of assets held for sale	(17.7)	—
Net proceeds from sale lease-back transaction	—	2.4
Proceeds from sales of property and equipment and other assets	0.2	0.5

Net cash used in investing activities	(20.9)	(2.0)

Cash flows from financing activities
Net borrowings (repayments) under revolving line of credit	11.1	(6.4)
Repurchase and retirement of Pacer common stock	(0.1)	(0.2)
Capital lease obligation repayment	—	(0.2)

Net cash provided by (used in) financing activities	11.0	(6.8)

Net increase (decrease) in cash and cash equivalents	(0.8)	2.2

Cash and cash equivalents at beginning of the period	4.2	2.8

Cash and cash equivalents at end of the period	$3.4	$5.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six month periods ended June 30, 2011 and 2010 for Pacer International, Inc. and subsidiaries (referred to in these notes to the condensed consolidated financial statements as “Pacer”, “the Company”, “we”, “us”, or “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, net of related taxes, as follows (in millions):

Foreign Currency Translation Adjustment
Balance at December 31, 2010	$(0.3)
Activity during 2011 (net of tax)	0.1

Balance at June 30, 2011	$(0.2)

NOTE 2. ASSETS HELD FOR SALE

On April 1, 2011, the Company purchased 195 railcars pursuant to a purchase option under a lease agreement that was previously accounted for as an operating lease. The purchase was financed through borrowings under the 2010 Credit Agreement. No gain or loss was recorded as a result of this transaction. The 195 purchased railcars classified as assets held for sale on the consolidated balance sheets were sold on July 22, 2011.

NOTE 3. BANK BORROWINGS

At June 30, 2011, pursuant to Accounting Standards Codification (“ASC”) 470, borrowings under our revolving credit facility agreement entered into on December 30, 2010 (the “2010 Credit Agreement”) are classified as long-term debt. The previous credit facility had a lockbox arrangement in place at all times, which required our debt to be classified as current prior to December 30, 2010.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 3.6% per annum as of June 30, 2011. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans.

As of June 30, 2011, $63.1 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $24.5 million in outstanding loans and $15.6 million of outstanding letters of credit.

NOTE 4. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

The Company implemented an organizational simplification and workforce reduction initiative in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations. All remaining severance and lease termination costs associated with these activities will result in future cash expenditures. The table below shows the activity for the organizational simplification and workforce reduction initiative as of and for the six month period ended June 30, 2011 (in millions).

	Organizational and Workforce Reduction Program Activity
	Accrued	Paid	Balance
Balance at 12/31/10	$12.4	$8.5	$3.9
2011 Activity	0.9	2.7	(1.8)

Balance at 6/30/11	$13.3	$11.2	$2.1

All of these costs are included in selling, general and administrative expenses on the consolidated statement of operations.

NOTE 5. LONG-TERM INCENTIVE PLANS

During the six month period ended June 30, 2011, we granted time based restricted stock under the 2006 Long-Term Incentive Plan (the “2006 Plan”) to the non-management members of the Board of Directors. Restricted stock cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. All of the restricted stock awards granted during the six month period ended June 30, 2011 vest on March 5, 2012. A summary of restricted stock activity for the six month period ended June 30, 2011 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	73,250	$13.12
Granted	67,844	$5.41
Vested	(33,299)	$14.66
Forfeited	(9,949)	$8.23

Nonvested at June 30, 2011	97,846	$7.78

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the six month period ended June 30, 2011, we granted equity incentive awards under the 2006 Plan to certain key employees and executive officers. These equity incentive awards are divided into two types: (1) restricted stock units, which vest in equal one-third increments on March 5, 2012, 2013 and 2014, subject to the grantee’s continued employment by the Company on such vesting dates, and (2) performance stock units, which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2011, 2012 and 2013 and (ii) the continued employment of the grantee through March 5, 2014. Upon vesting, the restricted stock units and performance stock units (the “Units”) result in the issuance of shares of Pacer common stock after required tax withholdings. The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of performance stock units earned will be based on the Company’s performance for the periods ending December 31, 2011, 2012 and 2013. A summary of restricted stock unit and performance unit award activity for the six month period ended June 30, 2011 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value

Balance at December 31, 2010	185,657	92,830	278,487	$6.97

Granted	383,411	127,804	511,215	$5.46
Vested	—	(28,388)	(28,388)	$6.97
Forfeited	(27,141)	(11,605)	(38,746)	$6.57

Balance at June 30, 2011	541,927	180,641	722,568	$5.92

NOTE 6. COMMITMENTS AND CONTINGENCIES

a.	Legal Contingencies

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

Union Pacific Railroad Company (“Union Pacific”) has asserted a claim against the Company for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers. The arbitration hearing has been postponed indefinitely. The information available to the Company does not indicate that it is probable that a liability had been incurred as of the period ended June 30, 2011, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the period ended June 30, 2011. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

b.	Commitments

On June 30, 2011, the Company provided notice of exercise of its option to purchase 248 railcars subject to an operating lease for $26.6 million on January 15, 2012. We expect to finance the purchase through borrowings under the 2010 Credit Agreement.

NOTE 7. SEGMENT INFORMATION

The following table presents reportable segment information for the three and six month periods ended June 30, 2011 and 2010 (in millions).

	Intermodal	Logistics	Corp/Other	Consolidated
3 Months ended June 30, 2011:
Segment revenues	$303.9	$82.5	$—	$386.4
Inter-segment elimination	(0.1)	—	—	(0.1)

Revenues	303.8	82.5	—	386.3
Income from operations	13.2	(0.2)	(5.5)	7.5
Depreciation and amortization	1.3	0.4	0.1	1.8
Capital expenditures	1.4	0.6	0.2	2.2

3 Months ended June 30, 2010:
Segment revenues	$280.4	$120.8	$—	$401.2
Inter-segment elimination	(0.2)	—	—	(0.2)

Revenues	280.2	120.8	—	401.0
Income from operations	6.7	1.7	(5.2)	3.2
Depreciation and amortization	1.1	0.2	0.1	1.4
Capital expenditures	1.2	1.0	—	2.2

6 Months ended June 30, 2011:
Segment Revenues	$583.4	$161.5	$—	$744.9
Inter-segment elimination	(0.2)	—	—	(0.2)

Revenues	583.2	161.5	—	744.7
Income from operations	21.6	(0.4)	(9.8)	11.4
Depreciation and amortization	2.4	0.9	0.2	3.5
Capital expenditures	2.0	1.1	0.3	3.4

6 Months ended June 30, 2010:
Segment Revenues	$544.6	$220.6	$—	$765.2
Inter-segment elimination	(0.5)	—	—	(0.5)

Revenues	544.1	220.6	—	764.7
Income from operations	12.4	1.4	(10.0)	3.8
Depreciation and amortization	2.2	0.5	0.1	2.8
Capital expenditures	2.9	2.0	—	4.9

The “Corp/Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment) and elimination of intercompany balances. The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed here.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents revenues from continuing operations generated by country or geographical area for the three and six month periods ended June 30, 2011 and 2010 (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

United States	$324.0	$304.0	$624.9	$589.2
Asia	28.8	69.7	56.2	125.6
Europe	19.0	12.2	36.7	22.0
North America (excluding United States)	7.9	8.9	15.0	16.0
Australia	2.9	2.4	5.4	5.1
South America	2.4	2.5	4.0	4.5
Africa	1.3	1.3	2.5	2.3

Total	$386.3	$401.0	$744.7	$764.7

Substantially all of the foreign revenues are generated by the logistics segment. All material assets are located in the United States of America.

For the three month period ended June 30, 2011, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 15.4%, and the other 14.4% of total revenues). For the three month period ended June 30, 2010, the Company had one customer that contributed more than 10% of total consolidated revenues (10.9%).

For the six month period ended June 30, 2011, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 14.8%, and the other 14.2% of total revenues). For the six month period ended June 30, 2010, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 12.6%, and the other 11.1% of total revenues).

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator - Net income available to common stockholders	$4.2	$1.4	$6.2	$0.9

Denominator:
Denominator for earnings per share - basic:
Weighted average common shares outstanding	34,987,453	34,804,155	34,968,654	34,795,750
Effect of dilutive securities
Stock options/restricted stock	11,826	27,641	13,925	8,184

Denominator for earnings per share - diluted	34,999,279	34,831,796	34,982,579	34,803,934

Earnings per share - basic	$0.12	$0.04	$0.18	$0.03

Earnings per share - diluted	$0.12	$0.04	$0.18	$0.03

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three month periods ended June 30, 2011 and 2010, 315,000 shares and 474,059 shares were anti-dilutive, respectively. For the six month periods ended June 30, 2011 and 2010, 315,000 shares and 543,653 shares were anti-dilutive, respectively.

NOTE 9. SUBSEQUENT EVENTS

On July 22, 2011, we sold the railcars classified as assets held for sale at June 30, 2011 as well as additional railcars purchased on July 1, 2011 for approximately $29.2 million. The Company expects to record a gain as a result of the transaction net of related transaction costs and other carrying costs. Proceeds from the sale of the railcars were used to repay outstanding borrowings under the 2010 Credit Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report are discussed under “Item 1A. Risk Factors” of the 2010 Annual Report and include:

•	general economic and business conditions, including the current U.S. and global economic environment and the timing and strength of economic recovery in the U.S. and internationally;

•	industry trends, including changes in the costs of services from rail, ocean, motor and air transportation providers;

•	changes resulting from our new arrangements with Union Pacific that have reduced or may in the future reduce revenues and compress margins;

•

the terms of new or replacement contracts with our major underlying rail carriers that are less favorable to us relative to our legacy contracts as these expire (including our legacy contract with Union Pacific, expiring in October 2011 which continues to apply to our ocean carrier line of business, and our legacy contract with CSX Intermodal (“CSX”), expiring in 2014);

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

Executive Summary

For the first six months of 2011, Pacer has continued to make progress in achieving its strategic objectives and improving its financial performance. We significantly improved our income from operations and working capital position in the 2011 period as compared to the 2010 period and believe we are well positioned to continue to execute on our 2011 plan. Optimizing and managing our intermodal equipment flows on our network continue to be a primary focus as these will drive our financial results and continue to provide our customers with the service quality and on-time performance they expect.

Our intermodal segment recorded operating income of $13.2 million in the second quarter of 2011 compared to $6.7 million in the second quarter of 2010. We have continued to expand our customer base and replace revenues from the transitioned wholesale domestic east-west big box business in our intermodal segment. The significant improvement in income from operations is a reflection of the improvements we have made in shedding unprofitable business during the customer contract renegotiation season, improving capacity allocation decisions and controlling costs. We are positioned to benefit from favorable trends in the intermodal market.

Our logistics segment recorded an operating loss of $0.2 million for the second quarter of 2011 compared to operating income of $1.7 million in the second quarter of 2010. The operating loss is primarily due to the loss of a customer in our warehousing and distribution business and the continued expansion costs associated with our international business. We believe the expansion of our international operations will allow us to capture more freight at origin points in order to take full advantage of our ability to provide integrated global door-to-door transportation and logistics solutions for our customers.

We have continued to see the benefits of our cost reduction initiatives begun in prior periods. These initiatives led to period-over-period reduction in selling, general and administrative expenses of 8% for the quarter.

Our debt level remains low at $24.5 million outstanding at June 30, 2011 as the amount includes $17.7 million used for the purchase of railcars at the beginning of the second quarter. The credit facility we entered into in December 2010 has lowered our interest rates and increased our flexibility by eliminating capital expenditure limitations and easing other restrictions. Interest expense incurred during the second quarter of 2011 has decreased over 40% in comparison to the second quarter of 2010.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. The non-GAAP measures include adjusted revenues, which exclude the impact of the transition during 2010 of the east-west big box business from intermodal marketing companies (“IMCs”). Management uses the non-GAAP measures in its analysis of the Company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial performance excluding the impact of these revenues provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses as we continue to transform the Company’s operations, focus on network flows and integrate our intermodal operations and allow investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for revenues, net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

The following table sets forth our historical financial data by reportable segment for the three months ended June 30, 2011 and 2010 (in millions).

	2011	2010	Change	% Change

Revenues
Intermodal	$303.9	$280.4	$23.5	8.4%
Logistics	82.5	120.8	(38.3)	(31.7)
Inter-segment elimination	(0.1)	(0.2)	0.1	N/M

Total	386.3	401.0	(14.7)	(3.7)

Cost of purchased transportation and services and direct operating expenses
Intermodal	270.6	250.2	20.4	8.2
Logistics	69.5	106.2	(36.7)	(34.6)
Inter-segment elimination	(0.1)	(0.2)	0.1	N/M

Total	340.0	356.2	(16.2)	(4.5)

Gross margin
Intermodal	33.3	30.2	3.1	10.3
Logistics	13.0	14.6	(1.6)	(11.0)

Total	$46.3	$44.8	$1.5	3.3

Gross margin percentage
Intermodal	11.0%	10.8%	0.2%
Logistics	15.8	12.1	3.7

Total	12.0%	11.2%	0.8%

Selling, general and administrative expenses
Intermodal	$18.8	$22.4	$(3.6)	(16.1)
Logistics	12.8	12.7	0.1	0.8
Corporate	5.4	5.1	0.3	5.9

Total	37.0	40.2	(3.2)	(8.0)

Depreciation and amortization
Intermodal	1.3	1.1	0.2	18.2
Logistics	0.4	0.2	0.2	100.0
Corporate	0.1	0.1	—	—

Total	1.8	1.4	0.4	28.6

Income (loss) from operations
Intermodal	13.2	6.7	6.5	97.0
Logistics	(0.2)	1.7	(1.9)	(111.8)
Corporate	(5.5)	(5.2)	(0.3)	5.8

Total	7.5	3.2	4.3	134.4

Interest expense	(0.7)	(1.2)	0.5	(41.7)
Income tax expense	2.6	0.6	2.0	333.3

Net income	$4.2	$1.4	$2.8	200.0%

Revenues. Revenues decreased $14.7 million, or 3.7%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Excluding 2010 revenues from the transitioned east-west big box IMC business, revenues decreased $11.0 million or 2.8%. The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes during the 2011 period compared to the 2010 period (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$23.5	8.4%	$27.2	9.8%
Logistics	$(38.3)	(31.7)%	$(38.3)	(31.7)%
Intermodal Volume		(0.9)%		0.1%

1/	Results excluding 2010 revenues from the transitioned east-west big box IMC business on the intermodal segment. See discussion below.

Total intermodal revenue increased $23.5 million, or 8.4%, from the 2010 period to $303.9 million. Excluding 2010 revenues from the transitioned east-west IMC business, our intermodal revenues increased $27.2 million or 9.8%. This 9.8% period-over-period change in revenue is comprised of price increases of 2.5% and higher fuel surcharges of 10.4%, offset by a change in the mix within our network which reduced revenues by 0.9% and volume impact of 2.2%. Our big box equipment turns decreased from 1.9x in the 2010 period to 1.7x in the 2011 period as we have increased our equipment fleet capacity to support future volume growth.

Revenues in our logistics segment decreased $38.3 million, or 31.7%, in the 2011 period compared to the 2010 period. The decline is primarily due to the absence of the military freight forwarding business in Asia, as well as a decrease in revenues in our warehousing and distribution business due to the loss of a customer.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $16.2 million, or 4.5%, in the 2011 period compared to the 2010 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $20.4 million, or 8.2%, in the 2011 period compared to the 2010 period. The increase is primarily driven by customer mix changes and higher fuel costs.

Cost of purchased transportation and services in our logistics segment decreased $36.7 million, or 34.6%, in the 2011 period compared to the 2010 period. The decrease was due primarily to the absence of military shipments in the 2011 period as well as a decrease in costs in our warehousing and distribution business due to the loss of a customer.

Gross Margin. Overall gross margin increased $1.5 million, or 3.3%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 11.2% in the 2010 period to 12.0% in the 2011 period. The gross margin for our intermodal segment increased by $3.1 million or 10.3%. The gross margin percentage for our intermodal segment increased to 11.0% during the 2011 period compared to 10.8% in the 2010 period. The increase in the intermodal segment gross margin and gross margin percentage primarily reflected the results of our strategic growth plan to shed unprofitable business and negotiate new higher margin customer contracts. The gross margin increases also resulted from improved network balance reflecting better economic conditions in the 2011 period as compared to the corresponding 2010 period. Logistics segment gross margin decreased $1.6 million, or 11.0%, and the gross margin percentage for our logistics segment increased from 12.1% in the 2010 period to 15.8% in the 2011 period. The decrease in the gross margin was due to a decrease in our warehousing and distribution business due to the loss of a customer. The gross margin percentage increase was due to the absence of the low-margin military shipments in our international operations in the 2011 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.2 million, or 8.0%, in the 2011 period compared to the 2010 period. The decrease was due primarily to the impact of cost reduction efforts taken in prior periods and continuing in 2011. A total of $0.6 million in severance costs were incurred during the 2011 period, $0.4 million in the intermodal segment, $0.1 million in the logistics segment and $0.1 million in corporate. A total of $1.4 million of severance costs were incurred during the 2010 period, $1.0 million in the intermodal segment, and $0.4 million in corporate. Use of the internally-developed transportation information intermodal system implemented in July 2010 resulted in a reduction in costs for the 2011 period of approximately $2.7 million. Partially offsetting these decreases was an increase in salaries, incentive compensation and benefit costs of approximately $0.4 million in the 2011 period compared to the 2010 period.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.4 million, or 28.6%, in the 2011 period compared to the 2010 period due primarily to increased depreciation expense as a result of the transportation management and operations solution system implemented in 2010.

Income (Loss) From Operations. Income from operations increased $4.3 million from $3.2 million in the 2010 period to $7.5 million in the 2011 period.

Intermodal segment income from operations increased $6.5 million to $13.2 million in the 2011 period compared to income from operations of $6.7 million in the 2010 period. The primary drivers of the improvement were the 10.3% increase of the gross margin and our cost reduction activities taken in 2010 and continuing into 2011.

The logistics segment incurred a loss from operations of $0.2 million in the 2011 period compared to income from operations of $1.7 million in the 2010 period. The current period loss was primarily due to decreased revenues in our warehousing and distribution business due to the loss of a customer and additional costs incurred due to the continued expansion of our international operations.

Corporate expenses increased $0.3 million from $5.2 million in the 2010 period compared to $5.5 million in the 2011 period. The increase is primarily due to higher bonus and incentive compensation partially offset by $0.3 million less severance expense than in the 2010 period.

Interest Expense. Interest expense decreased $0.5 million in the 2011 period compared to the 2010 period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The decrease reflects lower deferred financing cost amortization of $0.3 million, coupled with lower interest rates in the 2011 period resulting from the 2010 Credit Agreement. The weighted average interest rate during the 2011 period was approximately 3.5% compared to 5.6% in the 2010 period. These decreases were partially offset by the increase in the average outstanding debt balance from $30.6 million for the three month period ended June 30, 2010 to $38.1 million for the three month period ended June 30, 2011.

Income Tax Expense. We recorded income tax expense of $2.6 million in the 2011 period compared to $0.6 million in the 2010 period. The effective tax rate was 38.2% in the 2011 period and 30.0% in the 2010 period. The change in the effective tax rate was primarily driven by the impact of a $0.1 million return to provision adjustment coupled with lower pre-tax income in the prior period.

Net income. As a result of the foregoing, net income increased by $2.8 million from $1.4 million in the 2010 period to $4.2 million in the 2011 period.

Reconciliation of GAAP Revenues to Adjusted Revenues

For the three months ended June 30, 2011 and June 30, 2010

(in millions)

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010				Adjusted Variance 2011 vs 2010	% Adjusted Variance 2011 vs 2010
	GAAP Results	Adjustments	Adjusted Results	GAAP Results	Adjustments		Adjusted Results
Revenues:
Intermodal	$303.9	$—	$303.9	$280.4	$(3.7	) 1/	$276.7	$27.2	9.8%
Logistics	82.5	—	82.5	120.8	—		120.8	(38.3)	(31.7)
Inter-segment elimination	(0.1)	—	(0.1)	(0.2)	—		(0.2)	0.1	N/M

	$386.3	$—	$386.3	$401.0	$(3.7)		$397.3	$(11.0)	(2.8)

1/	Transitioned east-west big box revenues from intermodal marketing companies.

Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010

The following table sets forth our historical financial data by reportable segment for the six months ended June 30, 2011 and 2010 (in millions).

	2011	2010	Change	% Change

Revenues
Intermodal	$583.4	$544.6	$38.8	7.1%
Logistics	161.5	220.6	(59.1)	(26.8)
Inter-segment elimination	(0.2)	(0.5)	0.3	N/M

Total	744.7	764.7	(20.0)	(2.6)

Cost of purchased transportation and services and direct operating expenses
Intermodal	521.4	485.8	35.6	7.3
Logistics	135.1	193.8	(58.7)	(30.3)
Inter-segment elimination	(0.2)	(0.5)	0.3	N/M

Total	656.3	679.1	(22.8)	(3.4)

Gross margin
Intermodal	62.0	58.8	3.2	5.4
Logistics	26.4	26.8	(0.4)	(1.5)

Total	$88.4	$85.6	$2.8	3.3

Gross margin percentage
Intermodal	10.6%	10.8%	(0.2)%
Logistics	16.3	12.1	4.2

Total	11.9%	11.2%	0.7%

Selling, general and administrative expenses
Intermodal	$38.0	$44.2	$(6.2)	(14.0)
Logistics	25.9	24.9	1.0	4.0
Corporate	9.6	9.9	(0.3)	(3.0)

Total	73.5	79.0	(5.5)	(7.0)

Depreciation and amortization
Intermodal	2.4	2.2	0.2	9.1
Logistics	0.9	0.5	0.4	80.0
Corporate	0.2	0.1	0.1	100.0

Total	3.5	2.8	0.7	25.0

Income (loss) from operations
Intermodal	21.6	12.4	9.2	74.2
Logistics	(0.4)	1.4	(1.8)	(128.6)
Corporate	(9.8)	(10.0)	0.2	(2.0)

Total	11.4	3.8	7.6	200.0

Interest expense	(1.3)	(2.5)	1.2	(48.0)
Income tax expense	3.9	0.4	3.5	875.0

Net income	$6.2	$0.9	$5.3	588.9%

Revenues. Revenues decreased $20.0 million, or 2.6%, for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010. Excluding 2010 revenues from the transitioned east-west big box IMC business, revenues decreased $6.1 million or 0.8%. The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes during the 2011 period compared to the 2010 period (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$38.8	7.1%	$52.7	9.9%
Logistics	$(59.1)	(26.8)%	$(59.1)	(26.8)%
Intermodal Volume		(1.4)%		0.9%

1/	Results excluding 2010 revenues from the transitioned east-west big box IMC business on the intermodal segment. See discussion below.

Total intermodal revenue increased $38.8 million, or 7.1%, from the 2010 period to $583.4 million. Excluding 2010 revenues from the transitioned east-west IMC business, our intermodal revenues increased $52.7 million or 9.9%. This 9.9% period-over-period change in revenue is comprised of 0.7% volume growth, 8.5% of higher fuel surcharges and 2.1% of price increases, offset by a change in the mix within our network which reduced revenues by 1.4%. Our big box equipment turns were 1.8x for both periods.

Revenues in our logistics segment decreased $59.1 million, or 26.8%, in the 2011 period compared to the 2010 period. The decline is primarily due to the absence of the military freight forwarding business in Asia as well as a decrease in revenues in our warehousing and distribution business due to the loss of a customer. These decreases were partially offset by increased revenues in our ocean and air shipping operations.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $22.8 million, or 3.4%, in the 2011 period compared to the 2010 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $35.6 million, or 7.3%, in the 2011 period compared to the 2010 period. The increase is primarily driven by changes in the customer mix and fuel costs as well as our efforts to reduce equipment that was underutilized or obsolete. In connection with this equipment right sizing, we recognized $2.7 million of lease termination costs on certain containers and chassis in the 2011 period while $1.3 million of lease termination costs were incurred in the 2010 period.

Cost of purchased transportation and services in our logistics segment decreased $58.7 million, or 30.3%, in the 2011 period compared to the 2010 period. The decrease was due primarily to the absence of military shipments in the 2011 period as well as a decrease in costs in our warehousing and distribution business due to the loss of a customer. The decrease was partially offset by the increase in international shipping volumes.

Gross Margin. Overall gross margin increased $2.8 million, or 3.3%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 11.2% to 11.9%. The gross margin for our intermodal segment increased by $3.2 million. The gross margin percentage for our intermodal segment decreased to 10.6% during the 2011 period compared to 10.8% in the 2010 period. The decrease in the intermodal segment gross margin percentage is primarily driven by changes in the customer mix and fuel costs in the period as well as the $1.4 million of additional lease termination costs incurred in the 2011 period to terminate leases on certain containers and chassis as described above. Logistics segment gross margin decreased $0.4 million, or 1.5%, and the gross margin percentage for our logistics segment increased from 12.1% in the 2010 period to 16.3% in the 2011 period. The decrease in the gross margin was due to a decrease in revenues in our warehousing and distribution business due to the loss of a customer, partially offset by increased ocean and air shipments. The gross margin percentage increase was due to the absence of the low-margin military shipments in our international operations in the 2011 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.5 million, or 7.0%, in the 2011 period compared to the 2010 period. The decrease was due primarily to the impact of cost reduction efforts undertaken in prior periods and continuing in 2011. A total of $0.9 million in severance costs were incurred during the 2011 period, $0.7 million in the intermodal segment, $0.1 million in the logistics segment and $0.1 million in corporate. A total of $2.8 million of severance costs were incurred during the 2010 period, $1.2 million in the intermodal segment, and $1.6 million in corporate. Use of the internally-developed transportation information system implemented in July 2010 resulted in a reduction in costs for the 2011 period of approximately $4.8 million. Partially offsetting these decreases was an increase in salaries, incentive compensation and benefits costs of approximately $1.2 million in the 2011 period compared to the 2010 period.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.7 million, or 25%, in the 2011 period compared to the 2010 period due primarily to increased depreciation expense as a result of the transportation management and operations solution system implemented in 2010.

Income (loss) From Operations. Income from operations increased $7.6 million from $3.8 million in the 2010 period to $11.4 million in the 2011 period.

Intermodal segment income from operations increased $9.2 million to $21.6 million in the 2011 period compared to income from operations of $12.4 in the 2010 period. The primary drivers of the improvement were increased domestic gross margin of 5.4% and our cost reduction activities taken in 2010 and continuing into 2011.

The logistics segment incurred a loss from operations of $0.4 million in the 2011 period compared to income from operations of $1.4 million in the 2010 period. The current period loss was primarily due to decreased revenues in our warehousing and distribution business due to the loss of a customer and additional costs incurred due to the continued expansion of our international operations.

Corporate expenses decreased $0.2 million from $10.0 million in the 2010 period compared to $9.8 million in the 2011 period. The decrease is primarily due to increased severance expense in the 2010 period, partially offset by the higher bonus and incentive compensation costs in the 2011 period.

Interest Expense. Interest expense decreased $1.2 million in the 2011 period compared to the 2010 period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The decrease reflects lower deferred financing cost amortization of $0.7 million, coupled with lower interest rates in the 2011 period resulting from the 2010 Credit Agreement. The weighted average interest rate during the 2011 period was approximately 3.6% compared to 5.7% in the 2010 period. In addition, the average outstanding debt balance increased from $30.3 million for the six month period ended June 30, 2010 to $32.3 million for the six month period ended June 30, 2011.

Income Tax Expense. We recorded income tax expense of $3.9 million in the 2011 period compared to $0.4 million in the 2010 period. The effective tax rate was 38.6% in the 2011 period and 30.8% in the 2010 period. The change in the effective tax rate was primarily driven by the impact of a $0.1 million return to provision adjustment coupled with lower pre-tax income in the prior period.

Net income. As a result of the foregoing, net income increased by $5.3 million from $0.9 million in the 2010 period to net income of $6.2 million in the 2011 period.

Reconciliation of GAAP Revenues to Adjusted Revenues

For the six months ended June 30, 2011 and June 30, 2010

(in millions)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010				Adjusted Variance 2011 vs 2010	% Adjusted Variance 2011 vs 2010
	GAAP Results	Adjustments	Adjusted Results	GAAP Results	Adjustments		Adjusted Results
Revenues:
Intermodal	$583.4	$—	$583.4	$544.6	$(13.9	) 1/	$530.7	$52.7	9.9%
Logistics	161.5	—	161.5	220.6	—		220.6	(59.1)	(26.8)
Inter-segment elimination	(0.2)	—	(0.2)	(0.5)	—		(0.5)	0.3	N/M

	$744.7	$—	$744.7	$764.7	$(13.9)		$750.8	$(6.1)	(0.8)

1/	Transitioned east-west big box revenues from intermodal marketing companies.

Liquidity and Capital Resources

Cash provided by operating activities was $9.1 million and $11.0 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively. The decrease in cash provided by operating activities in the 2011 period was due primarily to less cash provided by changes in working capital partially offset by increased net income in the 2011 period. Included in cash flow from operating activities is a net tax refund of $6.0 million in the 2011 period compared to a refund of $7.2 million in the 2010 period.

We had working capital of $52.7 million and $8.1 million at June 30, 2011 and 2010, respectively. The increase in 2011 is due primarily to the debt outstanding under our 2010 Credit Agreement being classified as a long-term debt under GAAP, the $17.7 million of railcars classified as assets held for sale, and a decrease in the level of accounts payable and other accrued expenses at June 30, 2011.

Cash flows used in investing activities were $20.9 million and $2.0 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

The 2011 period cash capital expenditures included $2.2 million for enhancements to internally developed transportation management and operations solutions systems, $0.8 million for normal computer hardware replacement items and $0.4 million of leasehold improvements and other assets. In addition, we purchased $17.7 million of railcars which have been classified as assets held for sale on the consolidated balance sheet. During the 2011 period, we retired and sold various sizes of chassis and containers in our intermodal segment for proceeds of $0.2 million.

The 2010 period capital expenditures included $3.3 million for internally developed transportation management and operations solutions systems and $1.6 million for normal computer hardware items. Also during the 2010 period, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded, as a reduction of lease expense, a gain of $0.4 million and deferred an additional gain of $2.0 million which is being amortized over the lease term. During the 2010 period, we retired and sold primarily 48-ft. chassis in our intermodal segment for proceeds of $0.5 million.

Cash flows provided by (used in) financing activities were $11.0 million and $(6.8) million for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

During the 2011 period, the Company borrowed a net $11.1 million under our 2010 Credit Agreement. In addition, 10,116 shares of our common stock were surrendered for payment of employee taxes due upon the June 1, 2011 vesting of restricted stock. These shares were retired, thereby reducing stockholders’ equity by $0.1 million.

During the 2010 period, we repaid a net $6.4 million under our prior credit facility, and repaid $0.2 million of capital lease obligations. The net book value of equipment under capital lease was $0.1 million at June 30, 2010. In addition, 26,251 shares of our common stock were surrendered for payment of employee taxes due upon the June 1, 2010 vesting of restricted stock. These shares were retired, thereby reducing stockholders’ equity by $0.2 million.

As of June 30, 2011, $63.1 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $24.5 million in outstanding loans and $15.6 million of outstanding letters of credit.

During the 2011 period, the Company purchased 195 railcars for $17.7 million pursuant to a purchase option under a lease agreement. The primary source of funds for these purchases was additional borrowings under the 2010 Credit Agreement. The Company sold these and other railcars purchased subsequent to June 30, 2011 on July 22, 2011 for $29.2 million. Proceeds from the sale of the railcars were used to repay outstanding borrowings under the 2010 Credit Agreement. During the 2011 period, the Company also provided notice of exercise of its option to purchase 248 railcars subject to an operating lease for $26.6 million on January 15, 2012. The foregoing transactions will reduce future operating lease obligations by approximately $2.0 million for the remainder of 2011, $4.4 million in 2012, $7.5 million in 2013, $7.5 million in 2014, $7.5 million in 2015, and $5.0 million thereafter for a total of $33.9 million.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of June 30, 2011.

Based upon the average variable interest rate debt outstanding during the six months ended June 30, 2011, a 100 basis point change in our variable interest rates would affect our pre-tax earnings by approximately $0.3 million on an annual basis.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	filed herewith

**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: August 4, 2011	By:	/s/ Daniel W. Avramovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2011	By:	/s/ John J. Hafferty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document