Form 10-K
period 2011-12-31
PACER INTERNATIONAL INC
filed 2012-02-10
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $164,021,245 at June 30, 2011 (based on the NASDAQ National Market closing price on that date). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates. On February 10, 2012, the registrant had 34,979,273 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference—

Portions of the registrant’s definitive Proxy Statement for the 2012 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2011, have been incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.

ITEM 1. BUSINESS

Overview

Pacer International, Inc. and its consolidated subsidiaries (“the company”, “we”, “us” and “our”) are a leading asset-light transportation and global logistics services provider. Our strategy is to focus on making our customer’s world run smoother. By coordinating our capabilities with our customers’ transportation network needs, we create efficiency and value for shippers and deliver world-class customer service. As one of the premier intermodal transportation providers in North America, our intermodal segment represents approximately 80% of our total revenues. As a complement to our intermodal network, we also provide an array of logistics solutions including global international freight forwarding and non-vessel-operating common carrier (“NVOCC”) services, highway brokerage, warehousing and distribution, and supply chain management services.

Our competitive advantages include:

•	our ability to seamlessly operate one of the largest intermodal networks in North America;

•	our control and management of one of the largest private intermodal equipment fleets in North America which allows us to allocate capacity to and among our customers for their shipping requirements;

•	our ability to provide competitive rates and economies of scale to our customers;

•	a comprehensive portfolio of transportation and logistics services offered both stand alone and as integrated solutions for our customers;

•	our opportunity to cross-sell services to existing and potential customers;

•	our asset-light model that provides the flexibility to tailor services to our customers’ needs in rapidly changing freight markets;

•	the ability to provide reliable and consistent services;

•	our expertise in cross border intermodal services, in particular Mexico, where we have people, infrastructure and assets; and

•	our strong relationships with our underlying transportation asset providers that enable us to obtain scale pricing and the exceptional service delivery required in today’s marketplace.

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

Both segments have dedicated management teams and offer different but related products and services. Information about our segments, including revenues, income from operations, and geographic information, is included in Note 10 to the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

We provide container capacity, local transportation services (also called local cartage or drayage), on-site operational services, door-to-door shipment management and high quality customer service for our intermodal customers. We arrange for a container or trailer shipment to be picked up at origin by truck and transported to a site for loading onto a train. The shipment is then transported via railroad to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded and is available for pick-up, we arrange for the shipment to be transported by truck to the final destination. We provide customized electronic tracking and analysis of charges and our own negotiated rail, truck and intermodal rates, and we determine the optimal transportation routes. We also track and monitor shipments in transit, consolidate billing, handle claims for freight loss or damage on behalf of our customers, and manage the handling, consolidation and storage of freight throughout the transportation process. Service provided to an individual customer may include one or all of the components discussed above.

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

Through contracts or other arrangements with North American railroads, including Union Pacific, CSX, Kansas City Southern de Mexico (“KCSM”), Norfolk Southern and Canadian National Railroad, we have access to a comprehensive North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. Our rail contracts provide for, among other things, competitive rates, minimum service standards, capacity assurances, and the utilization of nationwide terminal facilities.

We contract with independent trucking owner-operators and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers for the interchange and use of equipment supplied by these providers. This network allows us to supply door-to-door transportation across the country for end-user customers, steamship lines and transportation intermediaries. Currently approximately 975 owner-operator trucks are under contract with our trucking subsidiaries to haul freight for our customers.

We maintain fleets of double-stack railcars, containers and chassis, substantially all of which are leased. As of December 31, 2011, our equipment fleet consisted of 1,592 double-stack railcars, 18,183 containers and 12,783 chassis (steel frames with rubber tires used to transport containers over the road). In addition, through arrangements with APL Limited and other shipping companies, we provide customers with access to a large fleet of smaller International Standards Organization (“ISO”) international containers, allowing us to provide additional transportation capacity using these containers as they are being repositioned from destinations within North America back to the West Coast. Our fleet, combined with ocean shipping companies’ ISO containers, makes us an important provider of capacity in all container sizes.

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

We operate the intermodal segment from regional service centers in Dublin, OH; Los Angeles, CA; Jacksonville, FL; Rutherford, NJ; and Laredo, TX; and from local trucking facilities in 31 cities as well as, from rail terminals and container yards throughout our rail network.

Logistics Segment

Highway Brokerage

We arrange the movement of freight in containers or trailers by truck using a nationwide network of over 4,250 highway carriers. By utilizing our aggregate volumes to negotiate rates, we are able to provide quality service at attractive prices. We provide highway brokerage services throughout North America through our customer service centers in Dublin, OH and Rutherford, NJ, and our network of independent agents and agencies. We manage all aspects of these services for our customers, including selecting qualified carriers, negotiating rates, tracking shipments, billing and resolving disputes.

International Freight Forwarding and NVOCC Services

As an international freight forwarder, we provide freight forwarding and customs brokerage services that involve transportation of freight into or out of the United States or between foreign countries. As a non-vessel operating common carrier, we manage international shipping for our customers and provide or connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 1,200 clients internationally through our offices in Lake Success, NY; Norfolk, VA; Chicago, IL; Seattle, WA; San Francisco and Long Beach, CA; Miami, FL; Phoenix, AZ; Houston, TX; Huntersville, NC; Canton, GA; Dublin and Cincinnati, OH; and regional offices in Hamburg and Berlin, Germany; Gydnia, Szczecin and Warsaw, Poland; Hong Kong and Shanghai, China; Singapore, and approximately 90 independent agents worldwide.

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

Warehousing and Distribution

We provide warehousing and distribution services primarily servicing the needs of importers looking to move their goods in a timely and efficient manner, either directly to a retailer or to an inland distribution point. To accomplish this objective and deliver superior service to our import customers, we operate multiple facilities in the Los Angeles area that occupy approximately 700,000 square feet. All of these facilities are located within 18 miles of the Southern California ports, making possible a timely and efficient flow of ocean containers to and from our warehouses. To further improve the quality of service and expedite the delivery of ocean freight, this unit has approximately 60 independent owner operators with “clean” trucks that comply with the emission standards of the Southern California ports, rail yard, and California Air Resources Board (“CARB”). This unit also has approximately 40 independent owner operators with trucks that move domestic shipments to and from our warehouses as well as many other retail distribution centers. These 40 trucks are compliant with CARB criteria. To help our customers reduce their import costs, we have extended the hours of operation of our harbor trucking fleet to take maximum advantage of the program implemented by the Ports of Los Angeles and Long Beach to encourage the movement of cargo at night and on weekends to reduce truck traffic during peak daytime hours. In 2011, we expanded our operations to include a 200,000 square foot facility in Sumner, WA to support customers using the ports of Tacoma and Seattle.

We perform multiple services specifically designed for importers, including:

•	warehousing and distribution — receiving inventory to stock in order to fulfill future outbound orders,

•	value-added services — labeling, price tagging, palletizing, pick and pack and reworking,

•	transloading — transferring freight from ocean containers to domestic equipment for movement by rail or road,

•	deconsolidation — the sorting of freight for distribution to multiple outbound destinations, and

•	consolidation — the collecting of multiple smaller inbound shipments to build full truckloads.

Supply Chain Management

We use the information from our advanced information systems to provide consulting and supply chain management services to our customers. These specialized services allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their materials and inventory throughout their supply chain.

Technology

Our intermodal and logistics transportation technology systems provide a scalable migration path designed for the electronic interchange of data between our customers and us, and an Internet-based connectivity that allows us to communicate directly with our customers and transportation service providers. Our systems provide us with performance, utilization and profitability indicators as they monitor and track shipments across various transportation modes, providing timely visibility regarding shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can alert our customers of the delay in order to allow them to minimize the impact on their operations. Our systems also report transit times, rates, equipment availability and the logistics activity of our transportation service providers, enabling us to plan and execute freight movements more reliably, efficiently and cost effectively.

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

We implemented an internally developed transportation management and operations system which began handling all new transportation orders in 2010. As a result of this implementation we terminated our legacy information services agreement with APL Limited. Capital expenditures for this systems project were $0.6 million in 2011 and $3.1 million in 2010.

We continue to improve our overall technology platform to better serve our customers and communicate with key vendors and improve our ability to meet our customers’ future intermodal and logistics needs.

Customers

We provide transportation and logistics services to many Fortune 500 and multi-national companies as well as to numerous other shippers and transportation third parties. Approximately 33% of our 2011 total revenues across all lines of business were related to the automotive industry.

Within the intermodal segment, prior to the middle of 2010, we historically referred to three “wholesale” lines of business and the “retail” line of business. The three wholesale lines of business, which primarily provide ramp-to-ramp intermodal services were referred to as (1) wholesale international, which are shipments tendered by ocean shipping companies, or “OCS,” for ocean carrier services, that move in international-sized containers (20-ft, 40-ft and 45-ft containers), which may be referred to as “small box” business; (2) wholesale automotive, which are shipments tendered by intermediaries arranging transportation for automotive manufacturers and parts suppliers, the majority of which shipments move north-south between the United States and Mexico; and (3) wholesale third party domestic, which are shipments tendered by IMCs in North America and which is the line of business that substantially transitioned away from us during the first quarter of 2010 following the effectiveness of our November 2009 contractual arrangements with Union Pacific (see “Development of our Company”) and as we turned our focus to our “retail” intermodal business discussed below. For the “retail” line of business, we provide door-to-door intermodal service primarily to end user customers and other beneficial cargo owners, such as manufacturers, consumer products companies and major retailers. Due to the substantial transition of the third party domestic line of business, sometimes referred to as the east-west big box IMC business, the integration of our intermodal operations, and our increased focus on overall network flows beginning in 2010 and 2011 to maximize efficiency and equipment turns, we no longer distinguish between types of customers and the automotive, IMC or retail lines of business, all of which operate in our 53-ft “big box” container fleet.

For the fiscal year ended December 31, 2011, two customers contributed more than 10% of total consolidated revenues (individually each contributed 15.3% and 15.1%). Three customers contributed more than 10% of total revenues for the fiscal year ended December 31, 2010, contributing 14.5%, 12.0%, and 10.1% of our consolidated revenues. One customer contributed 10.0% of total consolidated revenues for the fiscal year ended December  31, 2009.

Sales and Marketing

As of December 31, 2011, we had over 145 direct sales and customer service representatives in our intermodal and logistics segments that sell and support our portfolio of services to a diverse customer base which includes beneficial cargo owners, steamship lines, truckload carriers, truck brokers, freight forwarders and other third party transportation service providers such as intermodal marketing companies, third-party logistics companies, and shippers’ agents.

Our sales representatives are directly responsible for managing our business relationships with our customers. They seek to expand our business base by cross-selling our portfolio of services to our current and future customers. They also collaborate with our customer service groups in an effort to provide problem-solving, cargo tracking services, reporting and the efficient processing of customer orders and inquiries. The domestic direct sales force is also supplemented with approximately 40 domestic sales agents and agencies.

In addition to our direct domestic sales force, we also have an extensive network of sales and customer service representatives for our international NVOCC and freight forwarding business located in thirteen offices in North America, and regional offices in Hamburg and Berlin, Germany; Gydnia, Szczecin and Warsaw, Poland; Hong Kong and Shanghai, China; and Singapore, along with approximately 90 agents worldwide.

Our marketing efforts in 2011 extended Pacer’s customer driven slogan, “Making Your World Run Smoother.” We communicated to our customers that regardless of the freight, Pacer is committed to moving it from origination to destination “smoother.” We continued to focus on improving new customer acquisition and existing customer growth through media, public relations, and website improvements, to rapidly connect customers to new products and service improvements. We also completed surveys and research projects to ascertain customer buying behavior patterns by industry, helping to ensure our services are updated to meet evolving customer requirements.

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

In November 2009, we entered into new arrangements with Union Pacific that provided for the rates and charges for domestic big box shipments payable by us to Union Pacific for transportation on the Union Pacific network to adjust gradually over a two-year period to “market” levels and continue on competitive terms after October 11, 2011, the expiration date of our legacy agreement with Union Pacific. We also entered into a fleet sharing arrangement with Union Pacific that allowed Union Pacific customers access to our equipment fleet, granted us expanded access to Union Pacific’s equipment fleet and made Union Pacific responsible for the operational management and control of our chassis on the Union Pacific network. The arrangements also contain mechanisms that allow us to adjust the size of our fleet up or down in the future to address estimated changes in our equipment needs. The November 2009 commercial agreement has a multi-year term and thereafter automatically renews for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. As a result of these arrangements, substantially all of the east-west big-box business that we had historically handled on behalf of intermodal marketing companies had transitioned away from us by the end of the first quarter of 2010.

Effective October 1, 2010, we assigned and Union Pacific assumed all of our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors, and we entered into an equipment lease agreement with Union Pacific under which we lease 53-foot, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. During the first half of 2011, we assigned and Union Pacific assumed the Company’s future lease obligations for those 53-foot chassis leased from third party equipment lessors used on the Union Pacific network. See “Equipment” and “Item 1A. Risk Factors” below, and Notes 5 and 13 to the notes of our consolidated financial statements for further discussion.

Suppliers

Railroads

We have contracts and other operating arrangements with most of the major North American railroads, including Union Pacific, CSX, KCSM, Norfolk Southern, and Canadian National Railroad. We maintain close working relationships with most of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships and building new relationships. Collectively, rail contracts and short-term commercial arrangements with Union Pacific and CSX represent the predominate portion of our intermodal segment’s cost of purchased transportation. Our rail transportation rates are market driven and are established on a per container basis. Based on our customer requirements, we sometimes negotiate with the railroads for rates that are route and customer specific. Our rail contracts and arrangements generally require the rail carriers to perform point-to-point linehaul transportation across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration and to provide terminal access. The terms of our rail contracts and arrangements, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract or arrangement, based on factors such as the continuing fairness of the contract terms, prevailing market conditions and changes in the rail carriers’ costs to provide rail service.

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

Our intermodal equipment fleet consists of double-stack railcars, containers and chassis that are owned or subject to short and long-term leases. As of December 31, 2011, we leased approximately 99% of our containers, approximately 97% of our chassis and approximately 87% of our double-stack railcars.

Under our equipment arrangements, Union Pacific assumes owner’s maintenance and repair responsibilities for our 53-foot equipment fleet, and the Company remains responsible for damages and repairs incurred during usage. During the fourth quarter of 2010, we assigned and Union Pacific assumed all of our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors, and we entered into an equipment lease agreement with Union Pacific under which we lease 53-foot, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. Under these arrangements, we retain operating control over the containers leased from Union Pacific necessary to support our business and have the ability to adjust the size of our fleet up or down in the future to address estimated changes in our equipment needs, and Union Pacific supplies chassis necessary to support our business. Since the beginning of 2010, substantial portions of our chassis have been under the operational management and control of Union Pacific pursuant to the November 2009 arrangements between Pacer and Union Pacific. During the first half of 2011, we assigned and Union Pacific assumed the Company’s future lease obligations for those 53-foot chassis leased from third party equipment lessors used on the Union Pacific network. See Notes 5 and 13 to the notes to our consolidated financial statements for further discussion.

All of our railcar equipment is associated with revenue generating arrangements. Our railcar fleet consists of “free running” railcars operating under the publicly reported “BRAN” mark. These railcars are in general service with railroads throughout North America to haul not only our own intermodal containers but also those of the railroads and their other customers. Under this system, our railcars are freely interchanged from one rail carrier to another throughout the North American rail system. To use our railcars, the rail carrier pays us a fee. The actual rate payable is determined under our bilateral rate agreement with the railroad, or in the case of a railroad with which we have no rate agreement, under our schedule of rates maintained in the Car Hire Accounting Rate Master (CHARM) administered by Railinc in association with the Association of American Railroads. We are responsible for the costs of operating our railcars. As agreed under the November 2009 arrangements with Union Pacific, the rates payable by Union Pacific for use of our owned and leased railcars have been adjusted on average downward to car hire rates payable for similar TTX railcars. These rates became effective on December 1, 2011.

As of December 31, 2011, our railcars, chassis and container fleet consisted of the following:

	Owned	Leased	Total
Containers
48’ Containers	4	—	4
53’ Containers	2	18,177	18,179

Total	6	18,177	18,183

Chassis
20’ and 40’	—	510	510
48’	3	995	998
53’	368	10,907	11,275

Total	371	12,412	12,783

Railcars	200	1,392	1,592

We also lease a limited amount of equipment to support our local trucking operations. The majority of our local trucking operations are conducted through contracts with independent trucking companies and contractors that own and operate their own equipment. The fleets of our local trucking and port drayage operations in Southern California comply with the CARB regulations.

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

We also maintain insurance for commercial automobile liability, truckers’ commercial automobile liability, non-trucking commercial automobile liability, commercial general liability, employers’ liability, and umbrella and excess umbrella liability, with a total insurance limit of $55 million, and subject to self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims.

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

Business Cycle

The transportation industry has historically performed cyclically as a result of economic recessions, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other U.S. and global economic factors, many of which are beyond our control. Beginning in 2008 and continuing throughout 2009, the U.S. and global economy underwent a severe economic slowdown, characterized by many as a recession, which impacted the viability of our rail and truck transportation providers and our customer’s demands for our services. Beginning in 2010 and continuing in 2011, economic conditions improved; however, the pace of recovery and even the continuation thereof cannot be predicted. During economic downturns, reduced overall demand for transportation services will likely reduce demand for our services and exert downward pressures on rates and margins. In periods of strong economic growth, demand for limited transportation resources can result in increased rail network congestion and resulting operating inefficiencies.

Competition

The transportation services industry is highly competitive. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads and other intermodal services providers. Our logistics business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, freight forwarders and private shipping departments. We also compete with transportation services companies for the services of independent commissioned agents, and with trucklines for the services of independent contractors and drivers. Competition in our intermodal and logistics segments is based primarily on freight rates, quality of service, such as damage-free shipments, on-time delivery and consistent transit times, consistent availability of capacity, reliable pickup and delivery and scope of operations. Our major competitors include Union Pacific, CSX Transportation, J.B. Hunt Transport, Schneider National, the Hub Group, C.H. Robinson, the supply chain solutions divisions of Ryder and Menlo Worldwide, Expeditors International and UTi Worldwide, Inc. Some of these competitors, such as C.H. Robinson, Expeditors International, Union Pacific and CSX Transportation, have significantly larger operations, revenues and resources than we have.

Employees

As of December 31, 2011, we had a total of 1,010 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.

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

Our highway brokerage operations are licensed by the U.S. Department of Transportation, or “DOT,” as a national freight broker in arranging for the transportation of general commodities by motor vehicle. The DOT prescribes qualifications for acting as a national freight broker, including surety bonding requirements. Our local cartage operations provide motor carrier transportation services that require registration with the DOT and compliance with economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts, as well as compliance with hours of service reporting, driver qualification processes, accident reporting, vehicle inspections and other safety related regulations. As an intermodal chassis provider, we are subject to DOT regulations, which became effective for the first time in June 2009, that require our rail operation to register and file with the Federal Motor Carrier Safety Administration an Intermodal Equipment Provider Report, establish a systematic inspection, repair and maintenance program on its chassis and maintain documentation of the program. Under our equipment agreement with Union Pacific, compliance with these federal regulations for our 53-foot equipment being operated in the Union Pacific network is the responsibility of Union Pacific. We remain responsible for compliance with these federal regulations for our leased and owned chassis other than those supplied by Union Pacific. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of state vehicle registration and licensing requirements. We and the carriers upon which we rely are also subject to various federal and state safety and environmental regulations.

Our operations serving ports and rail yards are also subject to recent regulatory initiatives such as the Ports of Los Angeles and Long Beach clean truck program, CARB drayage truck regulation and the Port of Oakland truck ban. In late 2008 and early 2009, the Ports of Los Angeles and Long Beach instituted a clean truck program which bans pre-1989 trucks from the ports, imposes fees on shipments handled with trucks that do not meet 2007 emission standards, and requires trucking companies to comply with a variety of requirements to remain eligible for port access. Similarly, the CARB issued regulations, effective January 1, 2010, that require drayage trucks that operate within 80 miles of California’s ports and rail yards to meet emission standards and ban trucks with model year 1993 and older engines from entering ports and rail yards. The Port of Oakland adopted a strict dirty truck ban effective January 1, 2010 that goes beyond the CARB regulations (which assess fines for operating a non-compliant truck) by establishing a turn-away requirement for non-compliant trucks at the port. We have implemented programs to source truck capacity in our owner operator fleet that meets these emissions requirements.

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

From time to time, we are involved in disputes that arise in the ordinary course of business, and we expect such disputes to continue to arise from time to time in the future. We are currently involved in certain legal proceedings as discussed in “Item 3. Legal Proceedings,” and Note 9 to the notes to our consolidated financial statements included in this report. Based on currently available information and advice of counsel, we believe that we have meritorious defenses to the claims against us and that, except as discussed in “Item 3. Legal Proceedings,” and Note 9 to the notes to our consolidated financial statements included in this report, none of these claims will have a material adverse impact on our consolidated financial position, results of operations or cash flows. Our present assessment of these claims could change, however, based on new information and future events. In addition, even if successful, our defense against certain actions could be costly and could divert the time and resources of our management and staff.

Union Pacific has asserted a claim against us for retroactive and prospective rate adjustments which relates to domestic shipments in 20-, 40- and 45-ft. international containers. The claim is subject to an arbitration proceeding before a neutral third party, but the arbitration hearing has been postponed indefinitely to facilitate settlement discussions. The information available to us at December 31, 2011 does not indicate that it is probable that a liability had been incurred as of the year ended December 31, 2011, and we could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against us. Accordingly, we have not accrued any liability for this claim in our financial statements at and for the year ended December 31, 2011. We dispute this claim in its entirety and believe that we have meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. If the matter proceeds to arbitration, we intend to vigorously defend against this claim by Union Pacific and to pursue our other related rights and remedies.

Environmental

Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. See the discussion above under the heading “Government Regulation” for more information about certain environmental regulations affecting our businesses. In particular, a number of our facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our capital expenditures, consolidated results of operations or competitive position as a result of our efforts to comply with environmental requirements, nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2012. However, future changes in environmental regulations or liabilities from newly discovered environmental conditions could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows.

Seasonality

Our revenues generally show a seasonal pattern with a peak season for intermodal shipments in the third quarter to meet holiday demand for consumer goods and a reduction in shipments during the winter months. In addition, the auto companies that we serve generally shut down their assembly plants for two weeks during the summer months and one week in December.

Available Information

We file or furnish with or to the Securities and Exchange Commission (“SEC”) our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to shareholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.pacer.com as soon as reasonably practical after we electronically file or furnish such material with or to the SEC. Information contained on our website is not part of this Annual Report on Form 10-K or of any registration statement that incorporates this Annual Report on Form 10-K by reference.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Adverse U.S. and global economic conditions may harm our business and results of operations.

Our business and operating results have been, and will continue to be affected by domestic and global economic conditions. Economic recession, international financial market uncertainty, fluctuations in fuel and energy prices, inflation, foreign currency exchange rate fluctuations, consumer consumption and global trade flows are some of the factors which affect demand for transportation services.

The transportation industry is cyclical. Our operating results are subject to changing economic conditions. Uncertain economic conditions, including those currently faced by the U.S. and global economies, can limit or delay our ability to increase rates in spite of increased rates from our transportation providers. In addition, weak economic conditions and credit and financial market disruptions could cause many of our existing and potential customers to reduce their use of, and ability to pay for, our services. A weakening of the U.S. or global economy could have a significant adverse effect on our revenues, profitability, cash flows and results of operations.

Changes in transportation costs or revenues, as a result of competition in our industry and pricing strategies of our transportation suppliers, could adversely affect our business and results of operations.

The transportation services industry is highly competitive. Our logistics segment competes primarily against other domestic asset-based and non-asset based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our intermodal segment competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered by railroads and other intermodal service providers. We also face competition from Internet-based freight exchanges, or electronic bid environments, that provide an online marketplace for buying and selling supply chain services. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to better withstand an economic downturn, reduce their prices more easily, or expand or enhance the marketing of their products. In addition, customers are more frequently soliciting competitive bids for transportation services which historically, competition has created downward pressure on freight rates. Downward pressure on pricing could adversely affect the yields of our transportation services.

Rate increases, particularly by our railroad, motor transportation, and ocean carrier suppliers, may also have an adverse financial impact if we are unable to pass these costs onto our customers. Transportation rate increases may also slow overall demand for transportation services and thereby affect our consolidated results of operations.

We are dependent upon third parties for equipment, capacity and services essential to operate our business. If we fail to secure sufficient equipment, capacity or services, we could lose customers and revenues.

We are dependent upon the availability of rail, truck and ocean transportation services, and transportation equipment such as chassis and containers provided by independent third parties, including Union Pacific as described below to supplement our controlled equipment capacity. The industry has experienced equipment and capacity shortages in the past, particularly during peak shipping seasons. Steamship lines and airfreight providers have experienced limited space and international container shortages in the past. If we cannot secure sufficient transportation equipment, capacity, or services from these third parties to meet our customers’ needs and schedules, we would not be able to meet our customers’ needs for transportation and logistics services, which could materially adversely affect our business, consolidated results of operations, and financial condition.

Network changes, lane closures, carrier consolidation, and other reductions or deterioration in rail services could increase costs, decrease demand for our intermodal services, and adversely affect our operating results.

Most of the intermodal transportation services we provide depend on the major railroads in the United States which in many markets is limited to a few railroads or even a single railroad. As a result, any reduction, suspension, or elimination of rail service to a particular market may limit our ability to serve some of our customers. Furthermore, reductions in service by the railroads are likely to increase the cost of the rail-based services that we provide and potentially reduce the reliability, timeliness, and overall attractiveness of our intermodal product. Increases in the cost of rail service reduce some of the advantages of intermodal transportation compared to truck and other transportation modes which may reduce demand for our intermodal services. Rail consolidations in the past have caused service disruptions and would further reduce service choices and bargaining power for rail customers. Further consolidation among railroads might adversely affect intermodal transportation and our results of operations.

From time to time, our railroad suppliers have experienced train resource shortages, operating inefficiencies, and high demand for rail transportation that resulted in increased transit times, terminal congestion, and decreased equipment velocity, all of which increase our costs, decrease equipment capacity, impact customer service, and create a challenging operating environment. To the extent that we are reliant on rail carriers that experience poor service performance, demand for our intermodal services may be adversely affected.

Union Pacific is the primary source for the containers and chassis used in our intermodal operations and any failure by Union Pacific to provide us with containers and chassis when required would adversely affect our revenues and ability to service our customers.

Union Pacific is the primary supplier and servicer of the 53-ft containers used in our business as well as of the chassis used on the Union Pacific network. We have the ability under these arrangements with Union Pacific to increase or decrease our equipment fleet periodically. However, procuring new chassis and containers, which are manufactured overseas, has historically required several months of lead time. We expect the schedule for obtaining additional equipment from Union Pacific arrangements to be similar to our historical experience. The refusal or failure of Union Pacific to provide us with additional containers and chassis when required, or its failure to adequately and timely service the containers or chassis we use, would have an adverse effect on our business and results of operations.

Our business may be affected by any adverse change to relationships with railroad service providers upon the expiration or renewal of such contracts.

Our rail contracts, which have varied expiration dates, contain specific contract rates and other negotiated provisions that enable us to provide competitive transportation rates and services to our customers. Our loss of one or more of these rail contracts, or failure to enter into renewal or replacement contracts with comparably favorable terms upon expiration of the current contracts could materially adversely affect our business, results of operations, and cash flows. While we expect to be able to continue to obtain competitive terms and conditions from our railroad vendors, no assurance can be given that such terms and conditions will be comparable to those in our current rail contracts.

We are dependent on the automotive industry which has experienced significant declines as a result of economic cycles.

Approximately 33% of our revenues in 2011, 26% in 2010, and 19% in 2009 were from customers in the automotive industry. Although the industry has strengthened and shown signs of recovery from the lows reached in recent years, the market remains depressed compared to historical norms. There are no assurances that the current level of revenues and volumes will be sustained or increase in the future. If the business of North American automobile manufacturers and suppliers does not improve or begins to deteriorate again, our revenues, as well as our results of operations and cash flows, would be adversely affected.

We service portions of our automotive customers on short term rate agreements, which if they expire without replacement could have a material adverse effect on our financial results.

Union Pacific, CSX, and KCSM issue rate quotations which enable us to provide our north/south transportation services to transportation intermediaries serving North American automotive customers. We expect that our rail carriers involved in this traffic will continue to extend multi-year rates to us to support the automotive business, but no assurance can be given that such rate quotes and other terms will be issued or, if issued, that they will be on acceptable terms. Our failure to maintain favorable arrangements with our rail carriers with respect to the continued provision of our north/south Mexico automotive business in the future would have a material adverse effect on our revenues, results of operations and cash flows.

Our transportation suppliers could provide preferences to others, including their own internal competing operations, which would decrease our profitability.

Our operations compete in some cases with the intermodal service offerings of our rail transportation providers and their affiliated equipment provider operations as well as with other transportation service providers who utilize our services. For example, CSX and Union Pacific, two of our primary rail transportation providers, offer transcontinental and other long-haul intermodal transportation services that compete with our intermodal services. If our rail transportation providers provide preferences to their internal service offerings and container capacity or to other customers that do not compete with their intermodal service offerings, these preferences, such as lower rates, more access to capacity, or faster terminal services, could have a material adverse effect on the profitability of our operations and on our ability to continue to provide efficient intermodal services to our customers.

Difficulty attracting and retaining independent contractors and third-party drayage capacity could adversely affect our consolidated results of operations.

We rely on the services of independent contractors and third party motor carriers to provide drayage services. We also rely on a fleet of vehicles which are owned and operated by independent trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our independent contractors are strong, contracts with independent contractors are, in most cases, terminable upon short notice by either party, and we may have difficulty replacing our independent contractors with equally qualified service providers. We compete with transportation service companies and trucking companies for the services of independent contractors and drivers. The pool of contractors and drivers is limited, and shortages of independent trucking operators have occurred from time to time. Therefore competition from other transportation service companies and trucking companies for such services can require us to incur additional advertising and recruiting costs and to increase the rates and charges payable to contractors and drivers for their services. If we are unable to attract or retain independent contractors as needed or are required to increase the amount paid for their services, our consolidated results of operations could be adversely affected.

Work stoppages, weather related issues, or other disruptions beyond our transportation providers’ control could adversely affect our operating results.

Transportation services are provided through a network of rail and trucking transportation providers. Hurricanes, flooding, and other severe weather conditions can cause a disruption in service that can affect the flow of traffic over the entire network. In addition, our business can be adversely affected by labor disputes between the railroads and their union employees, seaport strikes and labor renegotiations, foreign labor market disruptions, or by a work stoppage at railroads or local trucking companies servicing rail terminals, including work disruptions involving owner operators under contract with our local trucking operations. These network disruptions result in terminal embargoes, disruption to equipment and freight flows, depressed volumes and revenues, increased costs, and other negative effects on our operations and financial results particularly if they have a material effect on major railroad interchange facilities or areas through which significant amounts of our rail shipments pass. Other disruptions, such as those due to an act of terrorism or war, can adversely affect our operating income and cash flows in both our intermodal and logistics business.

Rapid changes in fuel costs and disconnects between customer and carrier fuel cost recovery methodologies could impact our profitability.

Fuel costs can be volatile and rapid changes in fuel costs and variations in fuel surcharge recovery methodologies that do not allow us to fully recover fuel-related costs from customers could have a material adverse effect on our operations or future profitability. Timing differences between fuel surcharges incurred and fuel surcharges billed to our customers as well as differences between formulas used to calculate fuel surcharges payable to carriers and contractors and receivable from customers can result in a positive or negative impact. As of December 31, 2011, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.

Insurance costs and claims expenses could adversely affect our earnings.

Our business is exposed to costs for claims related to property damage, personal injury, cargo loss/damage, and workers’ compensation. We carry insurance to minimize this exposure. Insurance costs have varied over the past five years, reflecting the level of our operations, the insurance environment for our industry, our claim experience, and our self-retained (deductible) level.

We are also responsible for claim expenses within our self-retained (deductible) levels for liability and workers’ compensation claims. We maintain insurance to cover claims and expense in excess of our deductible levels with insurance companies that we consider financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits and adversely impact our operating results. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.

Revenues and profitability could be significantly impacted by the loss of major customers.

In 2011, our 10 largest customers accounted for approximately 49% of our revenues. In the fourth quarter of 2011, we began to experience a reduction in intermodal revenue of $50 million to $75 million annually from one of these customers. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business, and prospects.

We operate in a regulated industry, and failure to comply or increased costs of compliance with existing or future regulations could have a material adverse effect on our business.

The transportation industry is subject to legislative and regulatory changes that can affect its economics. Our trucking and intermodal equipment operations and those of the trucking companies and independent contractors whom we engage are subject to regulation by the DOT and various state, local, and foreign governmental agencies, which govern such activities as authorization to engage in motor carrier operations, handling of hazardous materials, safety ratings, insurance requirements, vehicle weight and size, and emissions restrictions. Our international freight forwarding operations as well as some of our steamship line customers are subject to regulation by the Federal Maritime Commission, U.S. Customs and other international, foreign, federal, and state authorities. We are also periodically audited by the DOT and other state and federal authorities to ensure that we are in compliance with safety, required licenses, hours-of-service, clean truck regulations, and other rules and regulations.

New governmental laws and regulations, or changes to existing laws and regulations, could affect the transportation industry in general or us in particular. Any additional measures that may be required by future laws and regulations or changes to existing laws and regulations may influence demand for our services or require us to make changes to our operating practices or services provided to our customers and may result in additional costs which, if we are unable to pass through to our customers, could have an adverse effect on our consolidated results of operations, financial condition, and liquidity.

Furthermore, failure to comply with the laws and regulations of any of these governmental regulators, and any resultant suspension or loss of our licenses, could result in penalties or a cease and desist order against any operations that are not in compliance. Similarly, failure of our motor carrier operations to maintain a “satisfactory” safety rating and to maintain acceptable safety scores could reduce demand for our services and impair our ability to continue to service a significant percentage of our intermodal shipments through our own motor carrier operations, which we believe increases the reliability and profitability of our transportation services. Such compliance failures would have an adverse effect on our consolidated results of operations, financial condition and liquidity.

The borrowing base formula and other terms under our 2010 Credit Agreement could limit the amount of borrowings available to us thereunder, may limit our business and financing activities, and our flexibility to react to industry or economic conditions.

Our Second Amended and Restated Credit Agreement (the “2010 Credit Agreement”) entered into on December 30, 2010, provides for a $125 million revolving credit facility, subject to increase to $175 million if certain conditions are met. The amount of borrowings available to us is determined through a detailed borrowing base formula. It is based on 85% of our eligible accounts receivable, certain equipment, and an availability reserve, each defined in the 2010 Credit Agreement. As a result, changes in the amount of our eligible account receivables and equipment or the value thereof could limit the amount of borrowings available to us under the facility and thus our liquidity. As of December 31, 2011, $78.8 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula, net of $12.4 million of outstanding letters of credit.

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

The borrowing capacity under our credit facility could also be reduced if either of the two lending banks under our 2010 Credit Agreement were to fail or otherwise fail to provide us funds as required under the 2010 Credit Agreement. In such an event, we could be required to obtain capital from alternate sources in order to finance our operations or capital needs, which may not be available on terms as favorable as those in the 2010 Credit Agreement.

The 2010 Credit Agreement includes other operating and financial restrictions and covenants that limit our ability to finance future operations or to engage in other business activities. The 2010 Credit Agreement also contains customary representations and warranties and events of default and is secured by a first priority, perfected security interest in substantially all of the present and future tangible and intangible assets, intercompany debt, stock or other equity interests owned by us, our domestic subsidiaries, and a portion of the stock or other equity interests of certain of our foreign subsidiaries.

A breach of any of the representations, restrictions, or covenants, could result in a default. A default under the 2010 Credit Agreement (which would trigger a cross-default under some of our equipment leases) could, depending on actions taken by our lenders and lessors, have a material adverse effect on our liquidity, financial condition, results of operations, business, and prospects. If we are in default under the 2010 Credit Agreement and/or our other financing arrangements and our obligations thereunder were declared immediately due and payable, we would not have sufficient cash flow from operations or other available sources of liquidity to repay such obligations.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 2 to the notes of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the terms of the 2010 Credit Agreement.

A determination by regulators that our independent contractors are employees could expose us to various liabilities and additional costs and adversely affect our operating results.

Governmental authorities have sought to assert that independent contractors in the trucking industry are employees, rather than independent contractors. In the future these authorities could be successful in asserting this position, or the interpretations and tax laws that consider these persons independent contractors could change. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under various laws and regulations, increase exposure to liabilities, and increase costs. Our business model assumes that our independent contractors are not deemed to be our employees and exposure to any of the above increased costs would impair our competitiveness in the industry and materially adversely affect our operating results.

We have an extensive relationship with APL Limited and our business and consolidated results of operations could be adversely affected if APL Limited failed or refused to comply with its contractual commitments.

Pursuant to a long-term contract expiring in May 2019, APL Limited supplies us with chassis from its equipment fleet for the transport of international freight on behalf of other international shippers. In addition, we transport APL Limited’s international cargo on our intermodal network to locations in the United States using chassis and equipment supplied by APL Limited. APL Limited pays us a fee for repositioning its empty containers within North America so that the containers can be reused in trans-Pacific shipping operations. APL Limited’s affiliate is an important customer for our north-south automotive line of business. If our contract with APL Limited were terminated or if APL Limited were unwilling or unable to fulfill its obligations to us under the terms of its contract, our business, consolidated results of operations, financial condition, and cash flows could be materially adversely affected.

Failure to develop, protect, integrate, upgrade, or replace our information technology systems or events beyond our control may negatively impact our ability to service our customers or incur costs beyond our expectations.

Increasingly, we compete for customers based upon the flexibility and sophistication of the information technologies that support our current services and any new services that we may introduce. Failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, compromised systems due to cyber-attack, or our customers’ inability to access or interact with our website and other systems, including internet disruptions, could significantly disrupt our operations, preventing customer orders from being placed or processed. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency, and future freight volumes may decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information systems from their supply chain management service providers.

Furthermore, we face risks in implementing new systems to meet customer requirements, reduce costs, or upgrade our service offerings. If replacement systems do not operate as anticipated or contain unforeseen problems, our business, consolidated results of operations, financial condition, and cash flows could be materially adversely affected. We may also experience operational difficulties consolidating our current systems, moving to a common set of operational processes, and implementing a successful change management process. These difficulties may impact our clients and our ability to efficiently meet their needs. Any such delays or difficulties may have a material and adverse impact on our business, client relationships, and financial results.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems, and other aspects of the Internet infrastructure that have experienced system failures and electrical outages in the past. Our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins, and similar events. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers, and the ability of our customers and vendors to access our information technology systems. This could result in a loss of customers or a reduction in demand for our services.

Risks Related to Our Common Stock

Volatility in our revenues and expenses and resultant operating results may result in stock price fluctuations.

We are subject to a variety of events, such as economic conditions, customers’ business cycles, rate changes, rail network changes, severe network changes, severe weather, and other rail service disruptions, strikes, interest rate and fuel cost fluctuations, and claims, over which we have little or no control. These factors may unexpectedly affect one or more periods’ operating results. Any unexpected reduction in revenues or operating income for a particular period could cause our operating results to be below the expectations of public market analysts or stockholders. In this event, the trading price or our common stock may fall significantly.

Various mechanisms are in place to discourage takeover attempts or change in control of our company that a stockholder may consider favorable.

Provisions of our charter and bylaws or Tennessee law may discourage, delay, or prevent a change in control of our company that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

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

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. In addition, the Tennessee Greenmail Act and the Tennessee Control Share Acquisition Act may discourage, delay, or prevent a change in control of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease an office building in Dublin, Ohio for our corporate headquarters. We also lease space in office buildings in many other locations including Commerce, California; Jacksonville, Florida; Lake Success, New York; Fort Worth, Texas; and Chicago, Illinois. We lease four facilities in the Los Angeles, California area and one facility in Sumner, Washington for dock space, warehousing, and parking for tractors and trailers. In addition, we lease terminal facilities for our cartage operations in approximately 31 cities across the U.S.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to routine litigation arising in the ordinary course of business, and, except as discussed below, none of which is expected to have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows. Most of the lawsuits to which the company is a party are covered by insurance and are being defended in cooperation with insurance carriers.

Union Pacific has asserted a claim against us for retroactive and prospective rate adjustments which relates to domestic shipments in 20-, 40- and 45-ft. international containers. The claim is subject to an arbitration proceeding before a neutral third party arbitrator, but the arbitration hearing has been postponed indefinitely to facilitate settlement discussions. The information available to us at December 31, 2011 does not indicate that it is probable that a liability had been incurred as of the year ended December 31, 2011, and we could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against us. Accordingly, we have not accrued any liability for this claim in our financial statements at and for the year ended December 31, 2011. We dispute this claim in its entirety and believe that we have meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. If this matter proceeds to arbitration, we intend to vigorously defend against this claim by Union Pacific and to pursue our other related rights and remedies.

ITEM 4. (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers.

Name	Age	Title
Daniel W. Avramovich	60	Chairman, President, and Chief Executive Officer
Michael A. Burns	46	Executive Vice President, Chief Commercial Officer
Michael J. Clark	45	Executive Vice President, Capacity Planning
Michael D. Gordon	45	Vice President, Corporate Controller
John J. Hafferty	55	Executive Vice President, Chief Financial Officer
Florian Kete	57	Vice President, Human Resources
Michael F. Killea	49	Executive Vice President, International Logistics, Chief Legal Officer and General Counsel
Val T. Noel	50	Executive Vice President, Field Operations
F. Franklin Sutherland	59	Executive Vice President, Network Services
James E. Ward	60	Executive Vice President, Chief Information Officer

Daniel W. Avramovich joined our company in June 2008 as Retail Intermodal Services President. He was promoted to Chief Operating Officer in May 2009 and to Chairman and Chief Executive Officer in December 2009. Prior to joining Pacer, Mr. Avramovich served as Executive Vice President, Sales & Marketing of Kansas City Southern, a rail carrier, from May 2006 to May 2008 and as President, Network Services Americas for Exel plc, a provider of contract logistics and supply chain management, from 2003 to 2006. From 2000 to 2003, he served as President, Exel Direct for Exel plc.

Michael A. Burns joined our company in March 2010 as Chief Commercial Officer. From January 2007 to November 2009, Mr. Burns was Executive Vice President, Global Sales and Marketing for Ozburn-Hessey Logistics. From December 2005 to November 2006, he served as Senior Vice President, Global Automotive and Industrial for DHL Logistics, a division of Deutsche Post World Net. Prior to that, he held senior sales roles at Exel plc (which was acquired by Deutsche Post World Net in December 2005), including Senior Vice President of Strategy and Development (from January 2005 to December 2005) and Senior Vice President of Global Development (from January 2002 to December 2004).

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

Michael D. Gordon has served as Corporate Controller since January 2010. From November 2007 to December 2009, he worked for Resources Global Professionals where he provided financial consulting services to a Fortune 500 specialty chemical company, Pacer (from June 2009 through December 2009), and other clients. Prior to that, Mr. Gordon spent eight years with DHL Exel Supply Chain serving as the Financial Controller for North and South America where he was responsible for developing Exel’s shared services accounting function. Mr. Gordon also spent eight years with Ernst & Young LLP where he served as a Senior Manager providing audit services to both public and private companies.

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

Florian Kete has served as Vice President, Human Resources of the company since May 2011. From 2004 until joining Pacer in 2011, Mr. Kete served as Vice President, Human Resources for Excel Polymers, LLC, a global merchant supplier of elastomeric solutions that include rubber chemicals and compounds. From 1999 until joining Excel Polymers in 2004, Mr. Kete was Vice President, Human Resources and Administration and Site Officer for the Supply Chain Service Unit of FedEx Corporation in Hudson, OH. Before working for FedEx, he held a variety of positions in the manufacturing and services industries.

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

James E. Ward has served as our Executive Vice President, Chief Information Officer since April 2007. As an independent contractor, Mr. Ward served as acting Chief Information Officer for the company from August 2006 until joining the company as an employee. From May 2003 to April 2007, Mr. Ward served as a consultant to Dynotech, LLC., a consulting firm focusing on global ERP implementations, IT evaluations, offshore development, interim CIO positions, and data center outsourcing. During his time as a consultant, he also held interim CIO positions with Clark Steel Framing, a steel framing manufacturer (from April 2005 to April 2007) and with Norton Lilly International, a provider of shipping, logistics and marine services in the United States, Canada, Panama and Caribbean ports (from May 2004 to December 2006). From July 1996 to April 2003, Mr. Ward served as Senior Vice President and Chief Information Officer of Inchcape Shipping Services, a leading marine services provider.

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

The following table sets forth, for our two most recent fiscal years, the per share range of high and low sales prices of our common stock as reported on NASDAQ. We did not declare any dividends in 2010 or 2011.

	High	Low
2011
1st quarter	$7.29	$4.42
2nd quarter	$6.11	$4.46
3rd quarter	$5.64	$3.40
4th quarter	$5.66	$3.30
2010
1st quarter	$6.78	$2.70
2nd quarter	$9.45	$5.50
3rd quarter	$8.76	$4.90
4th quarter	$6.98	$5.00

As of December 31, 2011 there were approximately 48 record holders of our common stock.

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

Under the 2010 Credit Agreement, the amount of cash distributions to shareholders is not limited as long as we have availability of either 1) the greater of (a) 20% of the borrowing base and (b) $23.0 million, and a fixed charge coverage ratio of at least 1.10 to 1.00; or 2) the greater of (a) 40% of the borrowing base and (b) $46.0 million. Should we not meet the minimum availability requirements, our ability to pay dividends will be restricted under our 2010 Credit Agreement. See “MD&A-Liquidity and Capital Resources” and Note 2 of the notes to our consolidated financial statement for information regarding the borrowing base formula in our 2010 Credit Agreement

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no common stock repurchases during the fourth quarter of 2011.

Performance Graph*

The graph below shows, for the five years ended December 31, 2011, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2006 in our common stock. The graph compares such return with that of comparable investments assumed to have been made on the same date in the NASDAQ Composite Index and the NASDAQ Transportation Index. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Index and the NASDAQ Transportation Index are based on our fiscal year.

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

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Pacer International	$100	$51	$37	$11	$23	$18
NASDAQ Composite	$100	$110	$65	$94	$110	$108
NASDAQ - Transportation	$100	$104	$73	$76	$95	$84

*	The performance graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents, as of the dates and for the periods indicated, selected historical financial information for our company. The selected historical information at December 31, 2011 and December 31, 2010 and for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected historical information at December 31, 2009, December 26, 2008 and December 28, 2007 and for the fiscal years ended December 26, 2008 and December 28, 2007 have been derived from our financial statements which are not included in this Annual

Report on Form 10-K. The following table should also be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 26, 2008	Dec 28, 2007
Statement of Operations Data:
Revenues	$1,478.5	$1,502.8	$1,574.2	$2,087.5	$1,969.8
Costs of purchased transportation and services	1,208.4	1,240.5	1,291.3	1,659.3	1,538.0
Direct operating expenses (excluding depreciation)	94.7	94.5	124.5	132.2	130.5
Selling, general and administrative expenses 1/	146.0	155.7	186.0	199.9	200.5
Goodwill impairment charge 2/	—	—	200.4	87.9	—
Other income 3/	(4.8)	(2.5)	(18.9)	—	—
Depreciation and amortization	7.2	6.5	6.8	6.2	6.2
Income (loss) from operations	27.0	8.1	(215.9)	2.0	94.6
Net income (loss)	13.9	0.9	(174.8)	(16.4)	54.4
Net income (loss) per share:
Basic	$0.40	$0.03	$(5.03)	$(0.47)	$1.52
Diluted	$0.40	$0.03	$(5.03)	$(0.47)	$1.51
Weighted average common shares outstanding:
Basic	34,959,819	34,921,594	34,767,275	34,616,598	35,587,755
Diluted	35,066,417	34,946,175	34,767,275	34,616,598	35,911,246
Cash dividends declared per common share	$—	$—	$—	$0.60	$0.60

Balance Sheet Data (at period end):
Total assets	$243.3	$261.9	$275.2	$494.6	$574.1
Total debt including capital leases (excluding overdraft)	—	13.4	23.3	44.6	64.0
Total stockholders’ equity	115.3	98.5	96.8	270.4	302.2
Working capital	46.7	30.9	13.9	46.1	34.0

Cash Flow Data:
Net cash provided by operating activities	$33.4	$16.1	$12.5	$59.6	$108.0
Net cash provided by (used in) investing activities	(0.1)	(3.0)	15.7	(23.0)	(13.1)
Net cash used in financing activities	(13.5)	(11.7)	(30.4)	(38.1)	(87.9)

Other Financial Data:
Capital Expenditures 4/	$8.0	$8.2	$9.2	$24.8	$14.0

1/	2011 includes $1.6 million and $0.2 million of severance and facility closing costs, respectively. 2010 includes $4.1 million and $1.1 million of severance and facility closing costs, respectively. 2009 includes costs of $7.2 million associated with our organizational simplification and workforce reduction initiatives, and 2007 included $6.0 million for facility closings and other severance costs. See Note 4 to the notes to our consolidated financial statements.
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
3/	Other income in 2009 includes a $17.5 million gain related to the $30 million payment we received from Union Pacific in connection with the new commercial arrangements we entered into with Union Pacific in November 2009, net of $1.2 million of accelerated chassis delivery costs. The remaining $11.3 million associated with this transaction was amortized to cost of purchased transportation and services over the remaining term (October 11, 2011) of our legacy agreement with Union Pacific. See Note 5 to the notes of our consolidated financial statements. In addition, other income in 2009 also includes a $1.4 million gain on the sale of certain assets of our former truck services unit. Other income in 2010 and 2011 include a gain on sale of containers and chassis of $2.5 million and a gain on sale of railcars of $4.7 million, respectively.
4/	2009 included $4.6 million, 2008 included $16.6 million, and 2007 included $10.6 million for acquisition and implementation of software licensed under an agreement with SAP America, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Annual Report on Form 10-K contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report on Form 10-K and in our press releases and investor conference call comments (including any forward looking statements regarding our expected revenue growth and earnings per share in 2012 or future periods) are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•	general economic and business conditions, including the current U.S. and global economic environment and the timing and strength of economic recovery in the U.S. and internationally;

•	the effect of uncertainty surrounding the current economic environment on the transportation needs of our customers;

•	industry trends, including changes in the costs of services from rail, ocean, motor and air transportation providers and equipment and capacity shortages or surpluses;

•	network changes, lane closures, carrier consolidations and other reductions or inefficiencies in, or termination of, rail services;

•

the termination, extension or replacement of contracts and rate agreements with our underlying rail carriers, changes in the terms of such contracts or rate agreements, the deterioration in our relationships with our rail carriers, or adverse changes to the railroads’ operating rules;

•	our reliance on Union Pacific to provide us with, and to service and maintain, a substantial portion of the chassis and containers used in our business;

•	our reliance on shipments from customers in or supplying the automotive industry and the effect that economic conditions can have on traffic from automotive industry customers;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	our ability to attract and retain independent contractors and third party drayage capacity;

•	changes in our business strategy, development plans or cost savings plans;

•	congestion, work stoppages, equipment and capacity shortages or surpluses, weather related issues and service disruptions affecting our rail, ocean, motor and air transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	the loss of one or more of our major customers;

•	changes in, or the failure to comply with, government regulations;

•	changes in international and domestic shipping patterns;

•	our ability to borrow amounts under our credit agreement due to borrowing base limitations and/or to comply with the covenants in our credit agreement;

•	increases in our leverage;

•	increases in interest rates;

•	difficulties in selecting, integrating, upgrading and replacing our information technology systems and protecting systems from disruptions and cyber-attacks;

•	a determination that our independent contractors are our employees; and

•	terrorism and acts of war.

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

Executive Summary

In 2011, Pacer continued to make progress in achieving its strategic objectives and improving its financial performance. We significantly improved our income from operations and working capital position in 2011 as compared to 2010 and believe we are well positioned to continue to execute on our business plan. We are focused on enhancing our capabilities, while reducing our cost structure in both our intermodal and logistics segments, and continuing to provide our customers with the service quality and on-time performance they expect.

Our intermodal segment recorded income from operations of $48.6 million in 2011 compared to $24.2 million in 2010. We have continued to expand our customer base and replace revenues from the transitioned wholesale domestic east-west big box business in our intermodal segment. The significant increase in income from operations is a reflection of our efforts to shed unprofitable business during the customer contract renegotiation season in the first half of 2011, improve network efficiency and control costs. The 2010 period was impacted by Hurricane Alex which disrupted rail service in the third quarter of that year. We have estimated the Hurricane Alex impact reduced intermodal operating income by $3.5 million to $4.0 million in 2010. In the fourth quarter of 2011, we began to experience a reduction in intermodal revenue of $50 million to $75 million annually from one of our large ocean carrier customers, which was one of the top three customers in 2010. We expect intermodal revenue growth in 2012 despite this customer reduction, and we believe we are well positioned to continue to benefit from a growing demand for intermodal transportation.

Our logistics segment recorded a loss from operations of $2.2 million for 2011 compared to operating income of $0.9 in 2010. The operating loss is primarily due to the loss of a customer in our warehousing and distribution business, $0.7 million of severance costs as we continue to streamline our operations, and the continued expansion costs associated with our international business. We believe the expansion of our international operations will allow us to capture more freight at origin points in order to take full advantage of our ability to provide integrated global door-to-door transportation and logistics solutions for our customers.

We also benefited from an increase in other income in 2011 from a $4.7 million gain on the sale of railcar assets which we had acquired during the second and third quarter of 2011 upon exercise of purchase options under operating leases. In 2010, we recorded a $2.5 million gain on the sale of container and chassis equipment. In 2011, selling, general and administrative expenses were lower by $9.7 million, as a result of cost controls and lower severance. Managing selling, general and administrative costs was a focus for the Company in 2011 and will continue to be a focus in 2012.

We were debt free at December 31, 2011 and our cash and cash equivalents balance increased to $24 million at December 31, 2011. The credit facility we entered into in December 2010 lowered our interest rates and increased our flexibility by eliminating capital expenditure limitations and easing other restrictions on our business operations.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). These measures include:

(1) adjusted revenues for the 2010 and 2009 periods which exclude the impact of the transition during 2010 of the east-west big box business from intermodal marketing companies (“IMCs”) and, in the case of 2009, revenues related to our former truck services unit, certain assets of which were sold in August 2009;

(2) adjusted net income and adjusted earnings per share for 2011 which reflect the elimination of the deferred tax asset adjustment in the fourth quarter of 2011; and

(3) for purposes of comparing 2010 results against 2009 results, adjusted net income and adjusted income from operations for the logistics and intermodal segments and on a consolidated basis, which exclude the effect of the Company’s goodwill impairment write off in 2009, severance charges and office exit costs in 2009 and 2010, chassis lease termination costs and a gain on sale of chassis in 2010, the write off of deferred financing costs in 2010 and, in 2009, the gains recognized in connection with our entering into the new arrangements with Union Pacific in November 2009 and the sale of certain assets of our former truck service unit.

Management uses these non-GAAP measures in its analysis of the Company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial measures excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses as we continue to transform the Company’s operations, focus on network flows and integrate our intermodal operations and allows investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for revenues, net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Background

Before 2009, the fiscal year for the company was the 52- or 53-week annual accounting period ending on the last Friday in December of each year. Following implementation of the new accounting modules of SAP software during the first quarter 2009, our fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the first quarter 2009 results. Accordingly, data included in the intermodal segment financial comparisons in this MD&A reflect 365 days for 2011 and 2010 compared to 370 days for 2009.

The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our historical financial results, including these revenue and expense items, discussed under the caption “Results of Operations.”

Revenues

Intermodal segment revenues are generated from the movement of freight in containers and trailers utilizing truck and rail transportation. Revenues are generated by the rates, fuel surcharges and other fees we charge customers for the transportation of freight, and are impacted by changes in volume, product mix, length of haul, and route changes. Also included in intermodal segment revenues are railcar rental income, container and chassis per diem charges and incentives paid by APL Limited and others for the repositioning of empty containers with domestic westbound (backhaul) loads.

Logistics segment revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including highway brokerage, warehousing and distribution, international NVOCC, freight forwarding, and supply chain management services. Through our international ocean and air shipping and freight forwarding services, we arrange transportation and other services necessary to move our customers’ freight to and from a foreign country. Revenues for international ocean and air shipping and freight forwarding are driven by changes in international trade volumes, rate changes, product mix and route changes. Revenues from highway brokerage are driven primarily by volumes, rates and the level of outsourcing by companies of their transportation and logistics needs. Revenues for warehousing and distribution, which include the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by outsourcing and import volumes and by steamship lines’ use of third-party containers, rather than their own containers, on the West Coast to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution, and just-in-time delivery of end products to our customers. Revenues for supply chain management services are recognized on a net basis and are driven by changes in transactional volumes and rates for services charged on a per transaction basis and by increases in services and costs for services rendered on a cost plus basis.

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

Direct Operating Expenses

Direct operating expenses are both fixed and variable expenses directly relating to our intermodal operations and consist of equipment lease expense, equipment maintenance and repair costs, fixed terminal and cargo handling expenses. Our fleet of leased equipment is accessed through a variety of short- and long-term leases. Changes to the size of our equipment fleet will primarily be through adjustment to leased equipment as the volume of our business dictates. Equipment maintenance and repair costs consist of the costs related to the upkeep of the equipment fleet, which can be considered semi-variable in nature, as a certain amount relates to the annual preventative maintenance costs in addition to amounts driven by fleet usage. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged to us by terminal operators and is expected to remain relatively fixed.

Selling, General and Administrative Expenses

The selling, general and administrative expenses of both the intermodal and logistics segments consist of costs relating to customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses, technology services, professional fees and, prior to June 30, 2010, the $10.7 million annual fee historically paid to APL Limited for information technology services, which were terminated on that date.

Corporate selling, general and administrative expenses relate to the costs of executive, administrative, internal audit, marketing, finance, legal, and human resources functions.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

The following table sets forth our historical financial data by reportable segment for the fiscal years ended December 31, 2011 and 2010 (in millions):

	2011	2010	Change	% Change
Revenues
Intermodal	$1,175.3	$1,081.5	$93.8	8.7%
Logistics	303.5	422.1	(118.6)	(28.1)
Inter-segment elimination	(0.3)	(0.8)	0.5	N/M

Total	1,478.5	1,502.8	(24.3)	(1.6)
Cost of purchased transportation and services and direct operating expenses
Intermodal	1,051.4	970.1	81.3	8.4
Logistics	252.0	365.7	(113.7)	(31.1)
Inter-segment elimination	(0.3)	(0.8)	0.5	N/M

Total	1,303.1	1,335.0	(31.9)	(2.4)
Gross margin
Intermodal	123.9	111.4	12.5	11.2
Logistics	51.5	56.4	(4.9)	(8.7)

Total	$175.4	$167.8	$7.6	4.5
Gross margin percentage
Intermodal	10.5%	10.3%	0.2%
Logistics	17.0	13.4	3.6

Total	11.9%	11.2%	0.7%
Selling, general & administrative expenses
Intermodal	$75.3	$84.8	$(9.5)	(11.2)
Logistics	51.8	54.1	(2.3)	(4.3)
Corporate	18.9	16.8	2.1	12.5

Total	146.0	155.7	(9.7)	(6.2)
Other income
Intermodal	(4.8)	(2.5)	(2.3)	92.0
Logistics	—	—	—	—

Total	(4.8)	(2.5)	(2.3)	92.0
Depreciation and amortization
Intermodal	4.8	4.9	(0.1)	(2.0)
Logistics	1.9	1.4	0.5	35.7
Corporate	0.5	0.2	0.3	150.0

Total	7.2	6.5	0.7	10.8
Income (loss) from operations
Intermodal	48.6	24.2	24.4	100.8
Logistics	(2.2)	0.9	(3.1)	(344.4)
Corporate	(19.4)	(17.0)	(2.4)	14.1

Total	27.0	8.1	18.9	233.3
Interest expense	(2.3)	(6.6)	4.3	(65.2)
Income tax	10.8	0.6	10.2	N/M

Net income	$13.9	$0.9	$13.0	1,444.4%

Revenues. Revenues decreased by $24.3 million, or 1.6%, for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010. Excluding 2010 revenues from the transitioned east-west big box IMC business, revenues decreased $9.0 million or 0.6%. The transitioning of the east-west big box was substantially completed during the first quarter of 2010 but continued at a reduced level through the third quarter of 2010.

The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes for the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010 (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$93.8	8.7%	$109.1	10.2%
Logistics	$(118.6)	(28.1)%	$(118.6)	(28.1)%
Intermodal Volume		(5.8)%		(4.5)%

1/	Results excluding 2010 revenues from the transitioned east-west big box IMC business on the intermodal segment. See reconciliation below.

Total intermodal revenue increased $93.8 million, or 8.7%, from the prior year to $1,175.3 million. Excluding 2010 revenues from the transitioned east-west IMC business our intermodal revenues in 2011 increased $109.1 million or 10.2%. This 10.2% period-over-period change in revenue is comprised of price increases of 4.5%, higher fuel surcharges of 9.0%, and a change in the mix within our network which increased revenues by 1.2%, offset by a reduced volume impact of 4.5%. Revenues in our intermodal international business were down year over year as a result of softer trans-Pacific global freight flows from our customers, and the migration of business from a major ocean carrier customer away from us and directly to the railroad provider. Turns of our big box containers were flat at 1.7x in both the 2011 and 2010 period, as our domestic volume growth kept pace with the increase in our container fleet.

Revenues in our logistics segment decreased $118.6 million, or 28.1%, in the 2011 period compared to the 2010 period. The decline is primarily due to the absence of the military freight forwarding business in Asia, other customer attrition, rate pressures, continued softness in the global market, and a decrease in revenues in our warehousing and distribution business due to loss of a customer.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $31.9 million, or 2.4%, in the 2011 period compared to the 2010 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $81.3 million, or 8.4%, in the 2011 period compared to the 2010 period. The increase is primarily driven by customer mix changes and higher fuel costs, partially offset by efforts started in the 2010 period to reduce equipment that was underutilized or obsolete. In connection with this equipment right sizing, we recognized $2.7 million of lease termination costs on certain containers and chassis in the 2011 period compared to $2.5 million of lease termination costs incurred in the 2010 period. In addition, amortization of the deferred gain related to the 2009 arrangements with Union Pacific decreased from $5.7 million in the 2010 period to $4.7 million in the 2011 period (see Note 5 to the notes to our consolidated financial statements). The deferred gain was fully amortized during 2011.

Cost of purchased transportation and services in our logistics segment decreased $113.7 million, or 31.1%, in the 2011 period compared to the 2010 period. The decrease was due primarily to the absence of the military shipments in the 2011 period as well as a decrease in costs in our warehousing and distribution business due to the loss of a customer.

Gross Margin. Overall gross margin increased $7.6 million, or 4.5%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 11.2% in the 2010 period to 11.9% in the 2011 period. The gross margin for our intermodal segment increased $12.5 million or 11.2%. The gross margin percentage for our intermodal segment increased to 10.5% during the 2011 period compared to 10.3% in the 2010 period. The increase in the intermodal segment gross margin and gross margin percentage primarily reflected the results of our strategic growth plan to shed unprofitable business. A portion of the increases is also attributable to the disruption of rail service in the 2010 period caused by Hurricane Alex which was estimated to have reduced intermodal gross margin by $3.5 million to $4.0 million in the 2010 period.

Logistics segment gross margin decreased $4.9 million or 8.7%, and the gross margin percentage for our logistics segment increased from 13.4% in the 2010 period to 17.0% in the 2011 period. The decrease in the gross margin was due to customer attrition, rate pressures, and continued softness in the global market impacting our international freight forwarding business, and the loss of a customer in our warehousing and distribution business. The gross margin percentage increase was due primarily to the absence of the low-margin military shipments in our international operations in the 2011 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $9.7 million, or 6.2%, in the 2011 period compared to the 2010 period. A total of $1.6 million of severance expense was incurred during the 2011 period, $0.8 million in the intermodal segment, $0.7 million in the logistics segment, and $0.1 million in corporate. A total of $4.1 million in severance costs were incurred during the 2010 period, $2.1 million in the intermodal segment, $0.3 million in the logistics segment and $1.7 million at corporate. Our average employment level declined by 11 people, or 1.1%, in the 2011 period compared to the 2010 period due to severance activities and attrition. Implementation of our internally-developed transportation information system in July 2010 resulted in a reduction of costs for the 2011 period of approximately $2.1 million. Partially offsetting these decreases was an increase in salaries and benefit costs, including incentive compensation expenses.

Other Income. Other income resulted from a gain on the sale of railcar assets and a gain on sale of other property and equipment in the 2011 period of $4.7 million and $0.1 million, respectively, compared to a gain on sale of container and chassis equipment of $2.5 million in the 2010 period.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.7 million, or 10.8%, in the 2011 period compared to 2010 period due primarily to increased depreciation expense as a result of the transportation information system implemented in 2010.

Income (Loss) From Operations. Income from operations increased $18.9 million from $8.1 million in the 2010 period to $27.0 million in the 2011 period.

Intermodal segment income from operations increased $24.4 million to income of $48.6 million in the 2011 period compared to income from operations of $24.2 million in the 2010 period. The primary drivers of the improvement were the increased revenues and gross margin, our cost reduction activities taken in 2010 and continuing into 2011, as well as the $4.7 million gain on the sale of railcar assets. A portion of the increase can also be attributable to the disruption of rail service caused by Hurricane Alex which was estimated to have reduced intermodal operating income by $3.5 million to $4.0 million in the 2010 period. In addition, the 2010 period benefited from a $2.5 million gain on the sale of container and chassis equipment.

The logistics segment incurred a loss from operations of $2.2 million in the 2011 period compared to income from operations of $0.9 million in the 2010 period. The loss was primarily due to decreased revenues in our warehousing and distribution business due to the loss of a customer and severance costs within the logistics segment in the 2011 period.

Corporate expenses increased $2.4 million from $17 million in the 2010 period to $19.4 million in the 2011 period. The increase is primarily due to higher bonus and incentive compensation costs in the 2011 period, partially offset by $1.6 million less severance cost in the 2011 period.

Interest Expense. Interest expense decreased by $4.3 million in the 2011 period compared to the 2010 period. Interest expense is composed of interest paid on our debt and the amortization and write off of deferred financing costs. The decrease reflects reduced deferred financing cost amortization of $0.5 million, coupled with reduced borrowings and lower interest rates in the 2011 period under the 2010 Credit Agreement. In 2010, $1.6 million of deferred financing costs were charged to interest expense due to the refinancing of our previous revolving credit agreement in December 2010. The weighted average interest rate during the 2011 period was approximately 3.6% compared to 5.5% in the 2010 period. In addition, the average outstanding debt balance decreased from $31.1 million for the year ended December 31, 2010 to $18.1 for the year ended December 31, 2011.

Income Tax Expense. We recorded an income tax expense of $10.8 million in the 2011 period compared to $0.6 million in the 2010 period. The effective tax rate was 43.7% in the 2011 period and 40.2% in the 2010 period. The increase in the effective tax rate was primarily due to a $1.2 million ($0.03 per share) reduction in 2011 in our deferred tax assets reflecting actions taken to lower our effective state tax rate. These actions resulted in the change in the mix of income among jurisdictions in which we do business, which have the effect of lowering our effective state tax rate. Excluding the effect of the deferred tax asset adjustment, our effective tax rate would have been 39%.

Net income (loss). As a result of the foregoing, net income increased $13.0 million from $0.9 million in the 2010 period to $13.9 million in the 2011 period. EPS basic and diluted increased from $0.03 per share in the 2010 period to $0.40 per share in the 2011 period. 2011 EPS was adversely affected by the tax adjustment noted above. See reconciliation below.

Reconciliation of GAAP Financial Results to Adjusted Financial Results

For the Year Ended December 31, 2011

	GAAP results	Adjustments		Adjusted Results
Income before taxes	$24.7	$—		$24.7
Income tax expense	10.8	(1.2	) 1/	9.6

Net income	$13.9	$1.2		$15.1

Earnings per share:
Basic:
Earnings per share	$0.40	$0.03		0.43

Weighted average shares outstanding	34,959,819	34,959,819		34,959,819

Diluted:
Earnings per share	$0.40	$0.03		$0.43

Weighted average shares outstanding	35,066,417	35,066,417		35,066,417

1/	Adjustment reflects the elimination of the deferred tax asset adjustment during the fourth quarter of 2011.

Reconciliation of GAAP Revenues to Adjusted Revenues

For the Years Ended December 31, 2011 and 2010

(in millions)

	2011			2010				Adjusted Variance 2011 vs 2010
	GAAP Results	Adjustments	Adjusted Results	GAAP Results	Adjustments		Adjusted Results
Revenues:
Intermodal	$1,175.3	$—	$1,175.3	$1,081.5	$(15.3	)1/	$1,066.2	$109.1
Logistics	303.5	—	303.5	422.1	—		422.1	(118.6)
Inter-segment elimination	(0.3)	—	(0.3)	(0.8)	—		(0.8)	0.5

	$1,478.5	$—	$1,478.5	$1,502.8	$(15.3)		$1,487.5	$(9.0)

1/	Adjustment reflects the elimination of the transitioned east-west big box revenues from intermodal marketing companies.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

The following table sets forth our historical financial data by reportable segment for the fiscal years ended December 31, 2010 and 2009 (in millions):

	2010	2009	Change	% Change
Revenues
Intermodal	$1,081.5	$1,190.7	$(109.2)	(9.2)%
Logistics	422.1	385.6	36.5	9.5
Inter-segment elimination	(0.8)	(2.1)	1.3	N/M

Total	1,502.8	1,574.2	(71.4)	(4.5)
Cost of purchased transportation and services and direct operating expenses
Intermodal	970.1	1,089.4	(119.3)	(11.0)
Logistics	365.7	328.5	37.2	11.3
Inter-segment elimination	(0.8)	(2.1)	1.3	N/M

Total	1,335.0	1,415.8	(80.8)	(5.7)
Gross margin
Intermodal	111.4	101.3	10.1	10.0
Logistics	56.4	57.1	(0.7)	(1.2)

Total	$167.8	$158.4	$9.4	5.9
Gross margin percentage
Intermodal	10.3%	8.5%	1.8%
Logistics	13.4	14.8	(1.4)

Total	11.2%	10.1%	1.1%
Selling, general & administrative expenses
Intermodal	$84.8	$105.5	$(20.7)	(19.6)
Logistics	54.1	62.2	(8.1)	(13.0)
Corporate	16.8	18.3	(1.5)	(8.2)

Total	155.7	186.0	(30.3)	(16.3)
Goodwill impairment write-off
Intermodal	—	169.0	(169.0)	(100.0)
Logistics	—	31.4	(31.4)	(100.0)

Total	—	200.4	(200.4)	(100.0)
Other income
Intermodal	(2.5)	(17.5)	15.0	(85.7)
Logistics	—	(1.4)	1.4	(100.0)

Total	(2.5)	(18.9)	16.4	(86.8)
Depreciation and amortization
Intermodal	4.9	5.3	(0.4)	(7.5)
Logistics	1.4	1.3	0.1	7.7
Corporate	0.2	0.2	—	—

Total	6.5	6.8	(0.3)	(4.4)
Income (loss) from operations
Intermodal	24.2	(161.0)	185.2	(115.0)
Logistics	0.9	(36.4)	37.3	(102.5)
Corporate	(17.0)	(18.5)	1.5	(8.1)

Total	8.1	(215.9)	224.0	(103.8)
Interest expense	(6.6)	(4.5)	(2.1)	46.7
Income tax (benefit)	0.6	(45.6)	46.2	(101.3)

Net income	$0.9	$(174.8)	$175.7	(100.5)%

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

The transition of the east-west big box IMC business resulted in an overall intermodal volume decline of 17.2%. Revenues associated with the transitioned business were $248.6 million in the 2009 period as compared to revenues of $26.6 million in the 2010 period. Excluding the impact of the transitioned business, revenues grew $112.8 million, or 12.0%, and volumes increased 6.3%. The revenue and volume growth was adversely impacted by Hurricane Alex’s disruption of the rail service in Mexico during the third quarter of 2010. In the absence of Hurricane Alex and excluding the transitioned business, we estimate our volumes would have increased between 7.4% and 7.6% in 2010. Despite the impact of Hurricane Alex, our big box equipment turns increased from 1.50x in 2009 to 1.65x in 2010, which reflects the right sizing of our equipment fleet, an improving balance of flows across the network, and reduced container dwell time at origin and destination.

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

The intermodal segment’s cost of purchased transportation and services and direct operating expense decreased $119.3 million, or 11.0%, in 2010 compared to 2009. The shift of domestic east-west big box IMC business away from us reduced our cost by $226.5 million, with this business representing $252.0 million of cost in the 2009 period compared to $25.5 million in the 2010 period. The 2010 period benefited from an additional reduction in expense of $4.7 million due to the amortization of a portion of the deferred gain recognized in connection with the new Union Pacific arrangements. See Note 5 to the notes to our consolidated financial statements. This decrease was partially offset by cost increases resulting from volume growth and increases in the rates we are charged by our transportation providers. The increase in rates primarily reflects the increased rates we are paying to Union Pacific under our November 2009 agreement. In addition, the cost of purchased transportation in the 2010 period was reduced by an additional $1.6 million over 2009, reflecting the recognition of clean truck incentive fees from activities at the Ports of Los Angeles and Long Beach partially due to port authorities reducing the thresholds required to earn the incentives. Also contributing to the decline were reductions in our equipment fleet throughout the year as a result of the fleet sharing arrangement with Union Pacific and our efforts to reduce equipment that was underutilized or obsolete. During the first quarter of 2010, we entered into a sale leaseback arrangement for 4,000 53-ft containers and recorded at that time, as a reduction of lease expense, an initial gain of $0.3 million and deferred an additional gain of $2.1 million which we are amortizing over the lease term. In connection with this equipment right sizing, we experienced $2.5 million of expense to terminate leases on certain chassis.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $30.3 million, or 16.3%, in 2010 compared to 2009. The decrease was due primarily to the impact of cost reduction efforts taken in 2009 and continuing in 2010. Our average employment level declined by 298 people, or 22.1%, in 2010 compared to 2009 due to severance activities, the sale of certain assets of our truck services operation, and attrition. We estimate that the lower employment level reduced expenses by approximately $22.4 million in 2010 compared to 2009. A total of $4.1 million in severance costs were incurred during 2010, $1.7 million at corporate, $0.3 million in the logistics segment and $2.1 million in the intermodal segment. A total of $7.2 million of severance costs were incurred during 2009, $4.6 million in the intermodal segment, $1.3 million in the logistics segment, and $1.3 million in corporate. In July 2010, we implemented a new internally-developed transportation management system, which replaced the systems previously provided through an agreement with APL. Use of the new system resulted in a reduction in costs for the 2010 period of $5.3 million. In 2010, we exited two office facilities, resulting in expense of $1.1 million with most of that cost representing future noncancelable minimum lease obligations. In 2009, we incurred $0.2 million in expense for office exit costs.

Goodwill Impairment Write-Off. Due to the continuing sustained decline in our stock price and market capitalization during the first quarter of 2009, and the operating results of our intermodal and logistics reporting units during the first quarter of 2009, we concluded that a goodwill impairment triggering event had occurred, for purposes of ASC Topic 350 “Intangibles — Goodwill and Other,” in the first quarter of 2009 and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of

March 31, 2009. After this testing, we concluded that the carrying value of our intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. As a result, we recorded a non-cash impairment charge of $200.4 million during the first quarter of 2009. We recorded $169.0 million of the pre-tax charge in the intermodal reporting unit and $31.4 million in the logistics reporting unit.

Other Income. Other income decreased $16.4 million or 86.8% in 2010 compared to 2009. In the 2010 period other income resulted from a gain on sale of container and chassis equipment of $2.5 million. On November 3, 2009, we entered into new multi-year agreements with Union Pacific covering domestic big box (48- and 53-ft. container) shipments tendered by Pacer for transportation by Union Pacific and received a cash payment of $30 million from Union Pacific. $17.5 million of this amount, net of $1.2 million of accelerated chassis delivery costs for equipment under the control of Union Pacific, was recorded in 2009 as a gain on the transaction, with $11.3 million to be amortized to income through October 11, 2011, the termination date of our legacy contract with Union Pacific. $5.7 million and $0.9 million of the deferred gain were recognized in cost of purchased transportation and services during 2010 and 2009, respectively. Chassis delivery costs, for chassis under our control, are deferred and amortized over the life of the lease.

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

Income (Loss) From Operations. Income from operations increased $224.0 million to operating income of $8.1 million in 2010 from an operating loss of $215.9 million in 2009, which included the $200.4 million goodwill impairment charge. Adjusting for the impact of items affecting comparability, detailed below, income (loss) from operations increased $40.6 million, or by 150%, from an adjusted loss of $27.0 million in 2009 to adjusted income of $13.6 million in 2010. Adjusting items include the $200.4 million goodwill impairment charge in 2009, the $17.5 million gain in 2009 related to the new Union Pacific agreements, the $1.4 million gain in 2009 related to the sale of certain assets of our truck services unit, severance expense of $7.2 million in 2009 and $4.1 million in 2010, office exit costs of $0.2 million in 2009 and $1.1 million in 2010, and equipment termination costs of $2.5 million in 2010, partly offset by gains on chassis and containers sales of $2.5 million in 2010. See the table below reconciling the GAAP financial results to adjusted financial results.

Intermodal segment income from operations increased $185.2 million to income of $24.2 million in 2010 from an operating loss of $161.0 million in 2009, which included the $169.0 million goodwill impairment charge. Excluding the 2009 goodwill impairment charge, the $17.5 million gain in 2009 related to the new Union Pacific agreements, equipment exit costs ($2.5 million) and gains ($2.5 million) in 2010, office exit costs in both periods ($0.2 million in 2009 and $1.0 million in 2010) and severance expense in both periods ($4.6 million in 2009 and $2.1 million in 2010), intermodal segment income from operations increased $32.3 million to an adjusted income from operations of $27.6 million in 2010 from an adjusted loss of $4.7 million in 2009. As discussed above, the primary drivers of the improvement were lower direct operating expenses from a smaller equipment fleet, increased equipment turns and other equipment cost improvements, reduced employment levels and other cost reduction activity begun in 2009, as well as the absence of the goodwill impairment charge and gain related to the new Union Pacific agreements. The operating income improvements in 2010 were depressed by the effect of rail service disruptions caused by Hurricane Alex, which we estimate reduced our 2010 intermodal operating income by $3.5 million to $4.0 million.

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

For the Fiscal Years Ended December 31, 2010 and 2009

(in millions, except share and per share amounts)

Reconciliation of GAAP Financial Results to Adjusted Financial Results

	2010				2009
Item	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results	Adjusted Variance 2010 vs 2009
Income (loss) from operations — intermodal	$24.2	$3.4	1/	$27.6	$(161.0)	$156.3	6/	$(4.7)	$32.3
Income (loss) from operations — logistics	0.9	0.3	2/	1.2	(36.4)	31.3	7/	(5.1)	6.3
Income (loss) from operations — corporate	(17.0)	1.8	3/	(15.2)	(18.5)	1.3	8/	(17.2)	2.0

Income (loss) from operations — total	8.1	5.5		13.6	(215.9)	188.9		(27.0)	40.6
Interest expense, net	6.6	(1.6)	4/	5.0	4.5	(0.3)	4/	4.2	0.8

Income (loss) before income taxes	1.5	7.1		8.6	(220.4)	189.2		(31.2)	39.8
Income tax (benefit)	0.6	2.7	5/	3.3	(45.6)	35.1	9/	(10.5)	13.8

Net income (loss)	$0.9	$4.4		$5.3	$(174.8)	$154.1		$(20.7)	$26.0

Diluted earnings (loss) per share	$0.03	$0.13		$0.15	$(5.03)	$4.43		$(0.60)	$0.75

Weighted average shares outstanding	34,946,175	34,946,175		34,946,175	34,767,275	34,767,275		34,767,275

1/	Intermodal severance expense of $2.1 million, $1.0 million of office and $2.5 million of equipment exit costs, offset by $2.2 million of gains on sales of chassis.
2/	Logistics severance expense.
3/	Corporate severance expense of $1.7 million and $0.1 million of office exit costs.
4/	Write off of deferred financing costs associated with prior debt agreements as a result of refinancing.
5/	Income tax impact of the adjustments.
6/	Intermodal segment goodwill impairment charge of $169.0 million, severance expense of $4.6 million and office exit costs of $0.2 million, offset by $17.5 million of Union Pacfic contract gain.
7/	Logistics segment goodwill impairment charge of $31.4 million plus severance expense of $1.3 million, offset by a $1.4 million gain on the sale of certain assets of the truck services unit.
8/	Corporate severance expense.
9/	Income tax impact of the adjustments.

Reconciliation of GAAP Revenues to Adjusted Revenues

For the Years Ended December 31, 2010 and 2009

(in millions)

	2010				2009				Adjusted Variance 2010 vs 2009
	GAAP Results	Adjustments		Adjusted Results	GAAP Results	Adjustments		Adjusted Results
Revenues:
Intermodal	$1,081.5	$(26.6)	1/	$1,054.9	$1,190.7	$(248.6)	1/	$942.1	$112.8
Logistics	422.1	—	2/	422.1	385.6	(53.6)	2/	332.0	90.1
Inter-segment elimination	(0.8)	—		(0.8)	(2.1)	—		(2.1)	1.3

	$1,502.8	$(26.6)		$1,476.2	$1,574.2	$(302.2)		$1,272.0	$204.2

1/	Adjustment reflects the elimination of the transitioned east-west big box revenues from intermodal marketing companies.
2/	Revenues from truck services unit, certain assets of which were sold in August 2009.

Liquidity and Capital Resources

Cash provided by operating activities was $33.4 million, $16.1 million, and $12.5 million for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. The increase in cash provided by operating activities in the 2011 period was due primarily to increased cash provided by changes in working capital and increased net income in the 2011 period.

The increase in cash provided by operating activities of $3.6 million in 2010 was primarily due to a higher income from operations during 2010 partially offset by a decrease in cash provided by changes in working capital and the impact of the $30 million cash payment received in 2009 relating to the November 2009 Union Pacific arrangements. Included in cash flow from operating activities is a net tax refund of $7.7 million received in 2010 compared to a refund of $8.5 million received during 2009.

The cash provided by operating activities in 2009 was affected by lower income from operations in the 2009 period related to the economic downturn. The lower balances of trade accounts receivable and trade accounts payable in 2009 compared to 2008 also reflected the economic downturn. Partially offsetting the lower operating income and account balances in 2009 was the $30 million payment we received related to the November 2009 Union Pacific arrangements, which was used to pay down debt.

Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures, to repay debt under our revolving credit facility, and in the future would be available to fund any acquisitions we decide to make, repurchase common stock or fund any dividends that we may declare in the future. We had working capital of $46.7 million and $30.9 million at December 31, 2011 and 2010, respectively. The increase is due primarily to the increase in our cash flow from operations during the year ended December 31, 2011.

Cash flows provided by (used in) investing activities were $(0.1) million, $(3.0) and 15.7 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

During the 2011 period, we purchased $22.1 million of railcar assets and sold them for net proceeds of $28.9 million. Proceeds from the sale of the railcars were used to repay outstanding borrowings under the 2010 Credit Agreement. The 2011 period cash capital expenditures included $6.7 million for new systems and enhancements to our internally developed transportation management and operations solutions systems, $0.7 million for normal computer hardware replacement items and $0.6 million of leasehold improvements and other assets. During the 2011 period, we retired and sold property and equipment resulting in proceeds of $1.1 million.

The 2010 capital expenditures totaled $8.2 million, mostly consisting of purchases of new computer hardware and software totaling $7.8 million. The remaining expenditures totaling $0.4 million were for new chassis, furniture and fixtures, and leasehold improvements. During 2010, we sold property and equipment resulting in proceeds of $2.8 million and received $2.4 million from sale-leaseback transactions.

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

Cash flows used in financing activities were $13.5 million, $11.7 and $30.4 million for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

During the 2011 period, we repaid a net $13.4 million under our 2010 Credit Agreement.

During the 2010 period, we borrowed a net $9.6 million under our former credit facility, paid $1.6 million in debt issuance costs in connection with our execution of the 2010 Credit Agreement and repaid $0.3 million of capital lease obligations related to the SAP software project.

During the 2009 period, we repaid $23.4 million, including $2.4 million of debt issuance costs paid to lenders and $1.4 million of debt issuance costs paid to other third parties, under our former revolving credit facility, paid the $5.2 million fourth quarter 2008 cash dividend, and repaid $0.3 million of capital lease obligations related to the SAP software project.

As of December 31, 2011, $78.8 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $12.4 million of outstanding letters of credit. There was no debt outstanding at December 31, 2011.

Credit Facility

On December 30, 2010, the Company entered into the 2010 Credit Agreement, which matures on December 30, 2015, and provides for a revolving credit facility of up to $125 million (subject to borrowing base limitations based on the value of eligible accounts receivable, unbilled receivables and certain equipment), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met).

All loans under the 2010 Credit Agreement bear interest at rates based on a Eurodollar rate plus an applicable margin or a base rate (as defined in the 2010 Credit Agreement) plus an applicable margin. The applicable margin was fixed through June 30, 2011 and thereafter adjusts monthly based on the percentage the average borrowings under the facility bear to the committed facility ($125 million). In addition, if our fixed charge coverage ratio as of the last day of any calendar month (computed for the 12-month period then ending, commencing with the month ending December 31, 2011), is greater than or equal to 1.50 to 1.00, then the applicable margin determined as provided above for the next succeeding month will be reduced by 0.25%. As of December 31, 2011, any borrowings under the 2010 Credit Agreement would bear an interest rate of 3.05% to 4.25% per annum. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans in addition to an annual fronting fee on outstanding letters of credit. The facility is also subject to an annual commitment fee based on the unused portion of the facility.

If the amount of availability under the facility falls below certain specified threshold amounts, we are subject to a Fixed Charge Coverage Ratio financial covenant (as defined in the 2010 Credit Agreement) for the preceding 12-month period, which must not be less than 1.1 to 1.0. Additionally, the 2010 Credit Agreement also contains a lockbox feature that will require that all qualified daily cash receipts be promptly applied to the repayment of outstanding borrowings under the facility only during a period commencing on the date in which our availability under the facility falls below certain threshold amounts (or the date that an event of default occurs) and continuing until the availability has exceeded such threshold amounts (and no event of default exists).

The 2010 Credit Agreement also contains other covenants, representations and warranties and events of default customary for agreements of this type. In general, the 2010 Credit Agreement covenants are less restrictive than the previous agreement that it replaced and provide us with greater financial flexibility to manage and grow our business. The facility is guaranteed by all of the company’s domestic subsidiaries and is collateralized by substantially all of the tangible and intangible assets of the company and its domestic subsidiaries and a majority of the capital stock and other equity interests of the company’s foreign subsidiaries. As of December 31, 2011, $78.8 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula described above, net of $12.4 million of outstanding letters of credit. There were no outstanding loans as of December 31, 2011. For more information on the 2010 Credit Agreement, see Note 2 to the notes to our consolidated financial statements.

Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 31, 2011, our major commitments (in millions):

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$201.1	$64.1	$107.0	$29.2	$0.8
Service agreements	24.1	7.1	10.9	6.1	—
Railcar purchase obligation	26.5	26.5	—	—	—

Total	$251.7	$97.7	$117.9	$35.3	$0.8

The majority of the operating lease obligations relates to our intermodal segment’s leases of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $43.3 million in 2011, $47.8 million in 2010, and $49.0 million in 2009. As agreed under the November 2009 arrangements with Union Pacific, the rates payable by Union Pacific for use of our owned and leased railcars have been adjusted to on average downward car hire rates payable for similar TTX railcars, with such adjustment becoming effective as of December 1, 2011. Operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception. During the 2011 period, the Company provided notice of exercise of its option to purchase 248 railcars subject to an operating lease for $26.5 million, which was executed on January 17, 2012.

Service agreements include a commitment for ongoing maintenance and support to SAP and other information technology providers; a telecommunications commitment for voice, data and frame relay services; an IT licensing, hosting and maintenance commitment; and our human resources benefit system and payroll processing contract.

Based upon the current level of operations and the anticipated future growth in both of our operating segments, management believes that operating cash flow and availability under the 2010 Credit Agreement will be adequate to meet our working capital, capital expenditure and other cash needs during 2012.

Common Stock Repurchase

As a result of the settlement of employee withholding taxes associated with restricted stock vesting, we repurchased a total of 10,116 shares at an average price of $5.04 during 2011, 26,252 shares at an average price of $7.83 during 2010, and 21,569 shares at an average price of $3.08 during 2009.

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

Critical Accounting Policies

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Historically, our actual losses have approximated estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to our future consolidated results of operations. Based on our results for the fiscal year ended December 31, 2011 a 10% deviation from our estimated allowances would have resulted in an increase or decrease of expenses by approximately $0.1 million.

•	Useful Lives of Property and Equipment

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of assets as follows:

Classification	Estimated Useful Life
Rail cars	28 Years
Containers and chassis	15 Years
Autos/trucks and revenue equipment	5 to 7 Years
Leasehold improvements	Shorter of term of lease or life of improvement
Other (including computer hardware and software and furniture and equipment)	3 to 7 Years

When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures, including those on leased assets, which extend an asset’s useful life or increase its utility, are capitalized and amortized. Expenditures for maintenance and repairs are expensed as incurred.

•	Accounting for Income Taxes and Valuation of Deferred Tax Assets

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

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we record the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter for which we have established an accrual is audited or resolved.

At December 31, 2011, we have recorded a net deferred tax asset of $18.1 million which includes a valuation allowance of $0.2 million. We believe that future earnings will be sufficient to fully utilize the deferred tax assets. The minimum amount of future taxable income required to realize this asset is approximately $45.8 million. Should we not be able to generate sufficient future income in 2012 and beyond, we would be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations.

Furthermore the year ended December 31, 2010 was the last year we were able to carryback any income tax losses to previous years. As a result, the recoverability of our deferred tax assets will be dependent solely on our ability to generate future taxable income.

•	Goodwill

Based on a combination of factors, including the continued, sustained decline in our stock price and market capitalization during the first quarter of 2009, the operating results of our intermodal and logistics reporting units during the first quarter of 2009, and the effect that the economic recession had on the operating results of both of our reporting units during 2009, management concluded that a goodwill impairment triggering event had occurred in the first quarter of 2009 for purposes of ASC Topic 350, and, accordingly, performed a testing of the carrying values of goodwill for both the intermodal and logistics reporting units as of March 31, 2009. After this testing, management concluded that the carrying value of each of the intermodal and logistics reporting units (including goodwill) exceeded the fair value of each respective reporting unit. Accordingly, we undertook the second step of the goodwill impairment analysis and determined that the implied fair value of each reporting unit’s goodwill was $0. As a result, management recorded a non-cash goodwill impairment charge of $200.4 million in the 2009 first quarter ($169.0 million of the pre-tax charge was recorded in the intermodal reporting unit and $31.4 million in the logistics reporting unit).

As of December 31, 2011 and 2010, the carrying amount of goodwill was zero.

•	Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU changes the required presentation of other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for the first quarter reporting in 2012. While we continue to evaluate the anticipated impact, the adoption is not expected to have a material impact on our consolidated financial statements.

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

We have interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 31, 2011 or 2010.

Based upon the average variable interest rate debt outstanding during 2011, 2010 and 2009, a 100 basis point change in our variable interest rates would have affected our pre-tax earnings by approximately $0.2 million, $0.1 million and $0.2 million, respectively.

As our foreign business expands, we will be subjected to greater foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including supplementary data and the accompanying reports of independent registered public accounting firms, are listed in the index to consolidated financial statements and financial statement schedules on page F-1 filed as part of this Annual Report on Form 10-K.

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

Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or furnished under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of December 31, 2011, our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the foregoing objectives are achieved.

Management’s Report on Internal Control over Financial Reporting

The management of Pacer is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pacer’s management, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this evaluation, management concluded that as of December 31, 2011 our internal control over financial reporting was effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page F-3.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 7, 2012, our Compensation Committee adopted a long-term equity incentive program that provides certain executive officers and key employees the opportunity to earn shares of Pacer common stock over the next three years. The program was adopted under the 2006 Long Term Incentive Plan (the “2006 Plan”), which was approved by the shareholders in May 2007.

The long-term equity incentive program includes awards divided into two types: (1) stock options vesting 100% on the third anniversary of the grant date and expiring on the seventh anniversary of the grant date and (2) performance units vesting based on our achievement of operating income and operating margin targets established by the Committee (and defined in the program) and the continued employment of the grantee through March 5, 2015. The aggregate dollar value of the long-term incentive awards granted to each grantee (the

“Aggregate Award Value”) is set as a specified percentage of base salary based on salary grade, with 50% of the Aggregate Award Value allocated to the performance unit award (the “Performance Unit Value”) and 50% of the Aggregate Award Value allocated to the stock options (the “Stock Option Value”). The number of shares of our common stock subject to the performance unit awards granted to each grantee will be determined by dividing the Performance Unit Value of the award for such grantee by the average closing price of our common stock during the 20 trading days prior to March 5, 2012, which is the date of grant. The number of shares of our common stock granted under the option will be determined by dividing the Stock Option Value for such grantee by the product of (1) the average closing price of our common stock during the 20 trading days prior to March 5, 2012, which is the date of grant, and (2) an option valuation factor.

The following table sets forth the base salary, specified percentage and Aggregate Award Value applicable to our principal executive officer, principal financial officer, and other executive officers named in the proxy statement for our 2012 annual meeting of shareholders:

Name	Title	Base Salary	Specified Percentage	Aggregate Award Value
Daniel W. Avramovich	Chairman, President, and Chief Executive Officer	$550,000	150%	$825,000
John J. Hafferty	EVP, Chief Financial Officer	$317,000	75%	$237,750
Michael Burns	EVP, Chief Commercial Officer	$309,000	75%	$231,750
Michael F. Killea	EVP, International Logistics, Chief Legal Officer and General Counsel	$370,800	75%	$278,100
Franklin Sutherland	EVP, Network Services	$283,250	50%	$141,625

The stock option awards vest 100% on March 5, 2015, the third anniversary of the grant date, subject as to the employee’s continued employment with the company on that date and expire if unexercised on March 5, 2019, the seventh anniversary of the grant date. The exercise price will be the closing price of the Company’s common stock on the grant date of March 5, 2012.

Of the aggregate number of performance units granted to a grantee, determined as set forth above, one-third of such number of performance units can be earned with respect to each of the performance periods referred to below. The performance units for each performance period are subject to two vesting conditions. The first condition is achievement of operating income and/or operating margin targets for the performance period, of which there are three corresponding to the Company’s 2012, 2013 and 2014 fiscal years. Fifty percent (50%) of each performance period’s targeted number of performance units will be subject to achievement of operating income targets, and fifty percent (50%) of each performance period’s targeted number of performance units will be subject to achievement of operating margin targets. The percentage of the performance units earned for a performance period depends on the extent of our achievement of the applicable performance metric as shown in the table below. The number of shares earned will be interpolated for operating income or operating margin between 75% and 100% and 100% and 140% of the targeted operating income or of the targeted increase in operating margin for a performance period. If our operating income in a performance period is less than 75% of the targeted operating income or our operating margin is less than 75% of the targeted increase in operating margin, none of the performance units associated with such performance metric will be earned for that performance period.

	Operating Income					Operating Margin
	Below Threshold	Threshold (75% of target)	Target (100% of target)	Intermediate (120% of target)	Maximum (140% or more of target)	Below Threshold	Threshold (75% of the targeted increase in operating margin)	Target (100% of target)	Intermediate (120% of target)	Maximum (140% or more of the targeted increase in operating margin)
Percentage of performance units dependent on Operating Income performance earned for the performance period	0%	33.33%	100%	150%	200%	—	—	—	—	—

Percentage of performance units dependent on Operating Margin performance earned for the performance period	—	—	—	—	—	0%	33.33%	100%	150%	200%

Percentage of the total performance units earned for the performance period	0%	16.67%	50%	75%	100%	0%	16.67%	50%	75%	100%

The second condition for vesting of those performance units is the participant’s continued service to the company through March 5, 2015, at which time the participant will receive shares of our common stock based upon the number of shares that have been earned with respect to the three performance periods.

Additional terms and conditions of the performance unit and stock option awards, including the effect of death, disability, resignation, termination of employment with or without cause, and a change of control on vesting of awards, are set forth in the form of performance stock unit award agreement filed as Exhibit 10.25 and the stock option award agreement filed as Exhibit 10.24, respectively, to this Annual Report on Form 10-K.

Part III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors.

The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors” in our Proxy Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2011 fiscal year.

(b)	Identification of Executive Officers.

Certain information concerning our executive officers is presented in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c)	Audit Committee Information; Financial Expert.

The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading “Audit Committee” in our Proxy Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2011 fiscal year.

(d)	Section 16(a) Compliance.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2011 fiscal year.

(e)	Code of Ethics.

Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our Board of Directors on January 27, 2004. Our code of ethics is posted on our website at www.pacer.com in the “Investors, Corporate Governance” sub-pages and is also available free of charge by written request to our Secretary at Pacer International, Inc., 11231 Phillips Industrial Blvd, E, Suite 200 Building #1, Jacksonville, FL 32256. Any amendment to, or waiver from, our code of ethics will be posted on our website within four business days following such amendment or waiver.

(f)	Policy for Nominees.

The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading “Nominating and Corporate Governance Committee” in our Proxy Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2011 fiscal year. No material changes to the nominating process have occurred.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussions under the headings “2011 Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy

Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2011 fiscal year. The information required under Item 407(e)(5) of Regulation S-K is set forth under the heading “Compensation Committee Report” in our Proxy Statement for our 2012 annual meeting of shareholders, and is being furnished in this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, with respect to equity compensation plan information and security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” respectively, in our Proxy Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2011 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the discussion under the headings “Certain Relationships and Related Transactions,” “Review, Approval or Ratification of Transactions with Related Persons” and “Director Independence” in our Proxy Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2011 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the discussion under the headings “Fees Billed by Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” in our Proxy Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2011 fiscal year.

Part IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	List of Financial Statements Filed as Part of this Annual Report on Form 10-K:

A list of our consolidated financial statements, notes to consolidated financial statements, and accompanying reports of the independent registered public accounting firms appears in the index to consolidated financial statements and financial statement schedules on page F-1, which is filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts, for each of the fiscal years ended December 31, 2011, 2010, and 2009, which appears on page S-1, is filed as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(3)	Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit Description
3.1	Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002). (Commission File No. 0-49828).

3.2	Amendment dated May 24, 2010 to Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 25, 2010). (Commission File No. 0-49828)

3.3	Amendment dated April 28, 2011 to Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011). (Commission File No. 0-49828).

3.4	Second Amended and Restated Bylaws, as amended on March 11, 2009, of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 11, 2009). (Commission File No. 0-49828).

10.1	Second Amended and Restated Credit Agreement dated December 30, 2010 and made by Pacer International, Inc., each of its domestic subsidiaries, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, Bank of America, N.A., as Swing Line Lender and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Agent and Joint Bookrunner, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Joint Bookrunner. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). (Commission File No. 0-49828).

10.2	Amended and Restated Security Agreement dated August 28, 2009 and made by Pacer International, Inc. and each of its domestic subsidiaries in favor of the Administrative Agent (for the benefit of the Secured Parties). (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description
10.3	Guaranty dated April 5, 2007 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

10.4	Amendment to Guaranty dated August 28, 2009 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.5	Pledge Agreement, dated as of April 5, 2007, between each Pledgor named on the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to
Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 9, 2007). (Commission
File No. 0-49828).

10.6	Amendment to Pledge Agreement, dated as of August 28, 2009, between each Pledgor named in the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.7	Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-49828).

10.8	Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company’s Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.9	Amended and Restated Intermodal Transportation Agreement No. 11111, dated as of May 13, 2002, between CSX Intermodal, Inc., Pacer International, Inc. d/b/a Pacer Stacktrain, APL Limited and APL Co. Pte Ltd. (Incorporated by reference to Exhibit No. 10.22 to the Company’s Registration Statement on Form S-1 dated June 11, 2002). (Registration File No. 333-53700).

10.10	Equipment Lease Agreement, dated October 14, 2010, between Union Pacific Railroad Company and Pacer International, Inc. d/b/a Pacer Stacktrain. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). (Commission File No. 0-49828).#

# Confidential treatment has been granted by Securities and Exchange Commission with respect to certain provisions of this exhibit. Omitted material for which confidential treatment has been granted and has been filed separately with the Securities and Exchange Commission.

10.11	Rail Car Lease Agreement, dated February 14, 2001, between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.12	Rail Car Lease Agreement, dated September 1, 2000, among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000). (Commission File No. 333-85041).

10.13	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

Exhibit Number	Exhibit Description
10.14	Amendment to the Stock Option Agreements Evidencing Outstanding Options Granted Under the Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2006) . (Commission File No. 0-49828).+

10.15	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement — Employee (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.16	Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement — Non-Employee Director (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.17	Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 9, 2007). (Commission File No. 0-49828).+

10.18	Form of Restricted Stock Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 6, 2007). (Commission File No. 0-49828).+

10.19	Form of Stock Option Award Agreement (for non-employee directors) pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.20	Form of Performance Stock Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2010). (Commission File No. 0-49828).+

10.21	Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 7, 2010). (Commission File No. 0-49828).+

10.22	Form of Restricted Stock Award Agreement for Independent Directors pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K ended December 31, 2010). (Commission
File No. 0-49828).+

10.23	Form of Performance Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010). (Commission File No. 0-49828). +

10.24	Form of Stock Option Award Agreement (for employees) pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan.+

10.25	Form of Performance Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan.+

10.26	Form of Supplemental Severance Benefit Letter from the Company to certain executive officers and key personnel (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.27	Form of Amendment to Employment Agreement, dated as of December 31, 2008, signed with executive officers and other key personnel subject to Employment Agreements. (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

Exhibit Number	Exhibit Description
10.28	Pacer International, Inc. 2011 Performance Bonus Plan. (Incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010). (Commission File No. 0-49828).+

10.29	Pacer International, Inc. 2012 Performance Bonus Plan.+

10.30	Employment Agreement, dated August 22, 2001, between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2001). (Commission File No. 333-85041).+

10.31	Amendment dated February 19, 2007 to Employment Agreement, dated August 22, 2001 between Pacer International, Inc. and Michael F. Killea (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.32	Amendment dated February 16, 2009 to Employment Agreement dated as of August 22, 2001 as amended by amendments dated February 19, 2007 and December 31, 2008 between Pacer International, Inc. and Michael F. Killea. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

10.33	Employment Agreement, dated June 30, 2008, between Pacer International, Inc. and Daniel W. Avramovich. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2008).+

10.34	Employment Agreement, dated May 1, 2007, between Pacer International, Inc. and James Ward (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated April 6, 2007). (Commission File No. 0-49828).+

10.35	Employment Agreement, dated March 29, 2010, between Pacer International, Inc. and Michael A. Burns (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010). (Commission File No. 0-49828).+

10.36	Employment Agreement, dated July 15, 2010, between Pacer International, Inc. and Michael Clark. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010). (Commission File No. 0-49828).+

10.37	Employment Agreement dated January 1, 2010 between Pacer International, Inc. and Michael F. Gordon. (Incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). (Commission File No. 0-49828).+

10.38	Employment Agreement, dated March 29, 2010, between Pacer International, Inc. and John J. Hafferty (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010). (Commission File No. 0-49828).+

10.39	Employment Agreement dated July 31, 2006 between Pacer Cartage, Inc. and Val T. Noel. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010). (Commission File No. 0-49828).+

10.40	Amendment No. 1 to Employment Agreement effective as of February 11, 2008 between Pacer Cartage, Inc. and Val T. Noel. (Incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+

10.41	Employment Agreement dated August 25, 2008 between Pacer Global Logistics, Inc. (now known as Pacer Transportation Solutions, Inc.) and F. Franklin Sutherland. (Incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). (Commission File No. 0-49828).+

Exhibit Number	Exhibit Description
10.42	Separation Agreement and Release of Claims dated December 10, 2009 between Pacer International, Inc. and Michael E. Uremovich.+ (Incorporated by reference to exhibit 10.53 to the Company’s Annual Report on Form 10-k for the fiscal year ended December 31, 2009). Commission File No. 0-49828).+

10.43	Employment Agreement dated May 16, 2011 between Pacer International, Inc. and Florian Kete. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K for the Quarter ended September 30, 2011). (Commission File No. 0-49828).+

21	Subsidiaries of the Pacer International, Inc.

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP

23.2	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP

31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company explicitly incorporate it by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: February 10, 2012	By:	/s/ John J. Hafferty
John J. Hafferty Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: February 10, 2012	By:	/s/ Daniel W. Avramovich
Daniel W. Avramovich Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 10, 2012	By:	/s/ Michael D. Gordon
Michael D. Gordon Vice President and Controller (Principal Accounting Officer)

Date: February 10, 2012	By:	/s/ Dennis A. Chantland
Dennis A. Chantland Director

Date: February 10, 2012	By:	/s/ J. Douglass Coates
J. Douglass Coates Director

Date: February 10, 2012	By:	/s/ P. Michael Giftos
P. Michael Giftos Director

Date: February 10, 2012	By:	/s/ Robert J. Grassi
Robert J. Grassi Director

Date: February 10, 2012	By:	/s/ Robert D. Lake
Robert D. Lake Director

Date: February 10, 2012	By:	/s/ Robert F. Starzel
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pacer International, Inc.:

We have audited the accompanying consolidated balance sheet of Pacer International, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule, Schedule II “Valuation and Qualifying Accounts” as of and for the year ended December 31, 2011. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer International, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule as of and for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacer International, Inc’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Columbus, Ohio

February 10, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pacer International, Inc.:

We have audited Pacer International, Inc. (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2011 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pacer International, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2011, and our report dated February 10, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio

February 10, 2012

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Pacer International, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of two years in the period ended December 31, 2010 present fairly, in all material respects, the financial position of Pacer International, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Columbus, OH

February 23, 2011

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$24.0	$4.2
Accounts receivable, net of allowances of $1.4 million and $2.7 million, respectively	133.5	152.5
Prepaid expenses and other	12.3	15.4
Deferred income taxes	4.0	6.3

Total current assets	173.8	178.4

Property and equipment
Property and equipment, cost	99.8	97.4
Accumulated depreciation	(56.1)	(53.7)

Property and equipment, net	43.7	43.7

Other assets
Deferred income taxes	14.1	24.3
Other assets	11.7	15.5

Total other assets	25.8	39.8

Total assets	$243.3	$261.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Book overdraft	—	$2.7
Accounts payable and other accrued liabilities	127.1	144.8

Total current liabilities	127.1	147.5

Long-term liabilities
Long-term debt	—	13.4
Other	0.9	2.5

Total long-term liabilities	0.9	15.9

Total liabilities	128.0	163.4

Commitments and contingencies (Notes 9 and 13)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 34,979,273 and 34,911,674 issued and outstanding	0.4	0.4
Additional paid-in capital	304.7	302.5
Accumulated deficit	(190.2)	(204.1)
Accumulated other comprehensive income (loss)	0.4	(0.3)

Total stockholders’ equity	115.3	98.5

Total liabilities and stockholders’ equity	$243.3	$261.9

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
(in millions, except share and per share data)	December 31, 2011	December 31, 2010	December 31, 2009
Revenues	$1,478.5	$1,502.8	$1,574.2

Operating expenses:
Cost of purchased transportation and services	1,208.4	1,240.5	1,291.3
Direct operating expenses (excluding depreciation)	94.7	94.5	124.5
Selling, general and administrative expenses	146.0	155.7	186.0
Goodwill impairment charge	—	—	200.4
Other income	(4.8)	(2.5)	(18.9)
Depreciation and amortization	7.2	6.5	6.8

Total operating expenses	1,451.5	1,494.7	1,790.1
Income (loss) from operations	27.0	8.1	(215.9)
Interest expense	(2.3)	(6.6)	(4.5)

Income (loss) before income taxes	24.7	1.5	(220.4)

Income tax expense (benefit)	10.8	0.6	(45.6)

Net income (loss)	$13.9	$0.9	$(174.8)

Earnings (loss) per share:
Basic:
Earnings (loss) per share	$0.40	$0.03	$(5.03)

Weighted average shares outstanding	34,959,819	34,921,594	34,767,275

Diluted:
Earnings (loss) per share	$0.40	$0.03	$(5.03)

Weighted average shares outstanding	35,066,417	34,946,175	34,767,275

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated Other Compreh-

(in millions, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in			Total Stockholders’
	No. of		No. of			Accumulated	ensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 26, 2008	—	$—	34,940,620	$0.4	$300.1	$(30.2)	$0.1	$270.4
Net loss	—	—	—	—	—	(174.8)	—	(174.8)
Other comprehensive loss	—	—	—	—	—	—	(0.2)	(0.2)

Total comprehensive loss								(175.0)
Stock based compensation	—	—	—	—	2.1	—	—	2.1
Tax impact of vesting of restricted stock	—	—	—	—	(0.6)	—	—	(0.6)
Forfeiture of restricted stock	—	—	(15,000)	—	—	—	—	—
Repurchase and retirement of Pacer common stock	—	—	(21,569)	—	(0.1)	—	—	(0.1)

Balance December 31, 2009	—	—	34,904,051	$0.4	$301.5	$(205.0)	$(0.1)	$96.8

Net income	—	$—	—	—	—	0.9	—	0.9
Other comprehensive loss	—	—	—	—	—	—	(0.2)	(0.2)

Total comprehensive income								0.7
Stock based compensation	—	—	—	—	1.3	—	—	1.3
Tax impact of vesting of restricted stock	—	—	—	—	(0.1)	—	—	(0.1)
Issuance of restricted stock	—	—	33,875	—	—	—	—	—
Repurchase and retirement of Pacer common stock	—	—	(26,252)	—	(0.2)	—	—	(0.2)

Balance December 31, 2010	—	$—	34,911,674	$0.4	$302.5	$(204.1)	$(0.3)	$98.5

Net income	—	—	—	—	—	13.9	—	13.9
Other comprehensive income	—	—	—	—	—	—	0.7	0.7

Total comprehensive income								14.6
Stock based compensation	—	—	—	—	2.4	—	—	2.4
Tax impact of vesting of restricted stock	—	—	—	—	(0.1)	—	—	(0.1)
Issuance of common stock for vesting of restricted stock units	—	—	19,820	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	57,895	—	—	—	—	—
Repurchase and retirement of Pacer common stock	—	—	(10,116)	—	(0.1)	—	—	(0.1)

Balance December 31, 2011	—	$—	34,979,273	$0.4	$304.7	$(190.2)	$0.4	$115.3

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(in millions)	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows from operating activities
Net income (loss)	$13.9	$0.9	$(174.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7.2	6.5	6.8
Gain on sale of property and equipment	(0.1)	(2.5)	(1.9)
Gain on sale of railcar assets	(4.7)	—	—
Gain on sale lease-back transactions	(0.7)	(0.8)	—
Deferred taxes	12.4	5.2	(38.4)
Goodwill impairment charge	—	—	200.4
Stock based compensation expense	2.4	1.3	2.1
Change in operating assets and liabilities
Accounts receivable, net	19.0	(0.2)	31.2
Prepaid expenses and other	3.1	11.1	0.7
Accounts payable and other accrued liabilities	(20.7)	(1.2)	(20.9)
Other assets	1.8	0.4	2.3
Other liabilities	(0.2)	(4.6)	5.0

Net cash provided by operating activities	33.4	16.1	12.5

Cash flows used in investing activities
Capital expenditures	(8.0)	(8.2)	(9.2)
Proceeds from software license amendment	—	—	22.5
Purchase of railcar assets	(22.1)	—	—
Net proceeds from sale of railcar assets	28.9	—	—
Net proceeds from sale lease-back transaction	—	2.4	—
Proceeds from sales of property and equipment	1.1	2.8	2.4

Net cash provided by (used in) investing activities	(0.1)	(3.0)	15.7

Cash flows used in financing activities
Net repayments under revolving line of credit agreement	(13.4)	(9.6)	(23.4)
Debt issuance costs paid to third parties	—	(1.6)	(1.4)
Dividends paid to shareholders	—	—	(5.2)
Repurchase and retirement of Pacer common stock	(0.1)	(0.2)	(0.1)
Capital lease obligation payment	—	(0.3)	(0.3)

Net cash used in financing activities	(13.5)	(11.7)	(30.4)

Net increase (decrease) in cash and cash equivalents	19.8	1.4	(2.2)

Cash and cash equivalents at beginning of year	4.2	2.8	5.0

Cash and cash equivalents at end of year	$24.0	$4.2	$2.8

Supplemental disclosures for cash paid for:
Interest	$1.6	$3.8	$3.0
Income taxes (net of refunds)	$(7.7)	$(7.7)	$(8.9)

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Pacer International, Inc. and subsidiaries (referred to in these notes to consolidated financial statements as “Pacer, “the Company”, “we”, “us” or “our”) are a leading asset-light transportation and global logistics service provider that facilitates the movement of freight from origin to destination through our intermodal and logistics segments.

Prior to 2009, the Company’s fiscal year was the 52- or 53-week annual accounting period ending on the last Friday in December. Following completion of the implementation of the finance and accounting modules of SAP America, Inc. (“SAP”) software at the Company’s intermodal segment during the first quarter 2009, the Company’s fiscal year was changed to a calendar year basis ending on December 31 of each year. Amounts for the transition period from December 27, 2008 to December 31, 2008 are included in the Company’s first quarter 2009 results. Accordingly, intermodal segment data included in the consolidated financial statements and notes thereto reflect 365 days for the years ended December 31, 2010 and 2011, and 370 days for the year ended December 31, 2009.

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

Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, accounting for income taxes and valuation of deferred tax assets, the economic useful lives of our property and equipment, goodwill and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Book overdrafts represent outstanding checks in excess of funds on deposit and are classified as a liability on the consolidated balance sheets. As a book overdraft represents the reinstatement of accounts payable and does not result in cash changing hands or credit being extended by a financial institution, changes in book overdrafts should be presented as operating activities on the consolidated statement of cash flows.

Accounts Receivable

Accounts receivable are recorded at the invoice amount. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance has

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

been established through an analysis of accounts receivable aging categories, historical collection experience with our customers, current economic conditions, and credit policies. As we monitor our receivables, we regularly identify customers that may have payment problems, adjusting the allowance for doubtful accounts accordingly with an offset to selling, general and administrative expenses. Account balances are charged off against the allowance when recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customers. At December 31, 2011 and December 31, 2010, accounts receivable included unbilled amounts of $10.1 million and $13.8 million, respectively.

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

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Rail cars	28 Years
Containers and chassis	15 Years
Autos/trucks and revenue equipment	5 to 7 Years
Leasehold improvements	Shorter of term of lease or life of improvement
Other (including computer hardware and software and furniture and equipment)	3 to 7 Years

When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures, including those on leased assets, which extend an asset’s useful life or increase its utility, are capitalized and amortized. Expenditures for maintenance and repairs are expensed as incurred.

Deferred Financing Costs

The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt. The balance of $1.8 million and $2.3 million at December 31, 2011 and 2010 relate to those costs to be amortized over the remaining life of our revolving credit facility entered into on December 30, 2010.

In 2010, $1.6 million of deferred financing costs were charged to interest expense in the accompanying consolidated statement of operations as a result of entering into our new credit facility in 2010.

Goodwill

Goodwill represents the excess of cost of an acquired business over the fair value of the net tangible and intangible assets acquired. The Company accounts for goodwill under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles—Goodwill and Other” which does not permit amortization, but requires the Company to test for possible impairment annually or otherwise should events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

We test goodwill at the reporting unit level. The test consists of determining the fair value of the reporting unit, which is determined based upon the average value using an income approach based on the present value of

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the estimated future cash flows of the reporting unit and a market approach based upon the market price data of stocks of corporations engaged in similar businesses. If the estimated fair value of a reporting unit exceeds its carrying value (including goodwill), there is no impairment. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment of the goodwill is indicated. The amount of the impairment would be determined by establishing the fair value of all assets and liabilities of the reporting unit, excluding the goodwill, and comparing the total to the estimated fair value of the reporting unit. The difference would represent the fair value of the goodwill; and, if it is lower than the book value of the goodwill, the difference would be recorded as a loss charged to the consolidated statements of operations.

As of December 31, 2011 and 2010 the Company has no reported goodwill on its consolidated balance sheet.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a three-level fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company is required to record certain assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In connection with the first quarter 2009 goodwill impairment testing triggering event (see Note 15), the Company performed a fair value measurement of its goodwill as summarized below (in millions):

	Fiscal Year ended December 31, 2009
	Impairment Charge 1/	New Cost Basis	Level Used to Determine New Cost Basis
			Level 1	Level 2	Level 3
Goodwill:
Intermodal segment	$169.0	$—	$—	$—	$—
Logistics segment	31.4	—	—	—	—

Total	$200.4	$—	$—	$—	$—

1/	In accordance with ASC Topic 350, the Company recognized a charge of $200.4 million related to the impairment of goodwill. The carrying value of goodwill prior to the impairment was $200.4 million. As of March 31, 2009 the estimated fair value of goodwill was $0 and was estimated based on level 3 inputs.

The valuation methodology used to estimate the fair value of the total company and reporting units requires inputs and assumptions that reflected current market conditions as well as management judgment. For purposes

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

of establishing inputs for the fair value calculations described above related to goodwill impairment testing, the Company made the following assumptions in connection with the first quarter 2009 testing. Management assumed that the economic recession would continue throughout 2010, followed by a slow recovery period beginning in 2011. Management applied transportation margin assumptions reflecting the Company’s then current estimates. Management used the then current estimate of operations for the forecast period and applied a 13.0% discount rate to the forecast. Management applied a 5.0% growth factor to the intermodal reporting unit and a 2.5% growth factor to the logistics reporting unit to calculate the terminal value of the reporting units under the income approach. The 13.0% discount rate was the weighted average cost of capital using comparable publicly traded companies. The sum of the fair values of the reporting units was reconciled to the Company’s then current market capitalization which declined further during the first quarter of 2009 as compared to the Company’s market capitalization at the end of the 2008 fiscal year, plus an estimated control premium. The fair value estimates were based on projected financial information which management believed to be reasonable.

The carrying amounts for cash and cash equivalents, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of debt approximates fair value due to the variable interest rates.

Revenue Recognition

We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details, including the rates charged for our services. Revenues are presented net of sales and volume discounts.

Our transportation service revenue is recognized after the services have been completed, meaning delivery has occurred and the shipping terms of the contract have been satisfied. Our warehousing, distribution and supply chain services revenues are recognized as the storage or service is rendered.

Income Taxes

The Company accounts for income taxes according to the asset and liability method. Under this method, a deferred tax asset or liability is recorded based upon the tax effect of temporary differences between the tax basis of assets and liabilities and their carrying value for financial reporting purposes. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Common Stock Repurchases

As a result of the settlement of employee income tax withholding obligations associated with restricted stock vesting, the Company repurchased a total of 10,116 shares at an average price of $5.04 during 2011, and 26,252 shares at an average price of $7.83 during 2010 and 21,569 shares at an average price of $3.08 during 2009.

Stock-Based Compensation

The Company has adopted ASC Topic 718 (“ASC 718”), “Compensation – Stock Compensation,” which establishes the accounting for employee stock-based awards. Through December 31, 2011, the Company’s incentive awards have been granted in the form of common stock options, restricted stock, restricted stock units and performance stock units. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee or director service period (generally the vesting period of the grant) and also for performance stock units as performance targets are met, or expected to be met. The Company recognizes stock-based compensation for awards issued under the Company’s long-term incentive plans in the selling, general and administrative line item of the consolidated statement of operations.

The fair value of each option grant is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The Company granted no stock options in 2011 or 2010 and granted 24,000 stock options in 2009. The expected term of stock options is based on an analysis of historical exercise behavior. The expected volatility is based on the change in weekly prices of the Company’s stock over a historical period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option.

	Fiscal Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Black-Scholes option-pricing model assumptions:
Weighted average risk-free interest rate	N/A	N/A	2.9%
Weighted average volatility	N/A	N/A	59.0%
Weighted average dividend yield	N/A	N/A	0.0%
Weighted average expected option term	N/A	N/A	7.3 years
Weighted average fair value of options granted	N/A	N/A	$2.50

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells primarily on net 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable. The Company maintains an allowance for doubtful accounts.

For the fiscal year ended December 31, 2011, two customers contributed more than 10% of total consolidated revenues (individually each contributed 15.3% and 15.1%). Three customers contributed more than 10% of total consolidated revenues, contributing 14.5%, 12.0%, and 10.1% respectively for the fiscal year ended December 31, 2010. One customer contributed 10.0% of total consolidated revenues for the fiscal year ended December 31, 2009.

Approximately 33%, 26% and 19% of total consolidated revenues for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009 were related to the automotive industry, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU changes the required presentation of other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU is effective for the first quarter reporting in 2012. While we continue to fully evaluate the anticipated impact, the adoption is not expected to have a material impact on our consolidated financial statements.

Reclassification

Certain reclassifications have been made to the 2010 and 2009 financial statements in order to conform to the 2011 presentation. These reclassifications have no effect on our results of operations, total assets or accumulated deficit as previously reported.

NOTE 2. REVOLVING CREDIT FACILITY

On December 30, 2010, the Company entered into a new revolving credit agreement (the “2010 Credit Agreement”). The 2010 Credit Agreement, which matures on December 30, 2015, provides for a revolving credit facility of up to $125 million (including a $40 million letter of credit facility and a $12.5 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met).

The amount available for borrowing under the facility is determined by reference to a borrowing base formula which is equal to the lesser of (1) the aggregate commitments of the lenders (currently $125 million), or (2) an amount equal to the sum of (a) 85% of the eligible accounts receivable, (b) 85% of eligible earned but unbilled accounts receivables up to $20 million, and (c) an amount equal to the lesser of (i) 85% of the net orderly liquidation value of eligible owned railcars and chassis as of December 30, 2010 and (ii) $25.0 million (such lesser amount, the “Closing Date Equipment Formula Amount”), provided that, commencing February 1, 2011, the Closing Date Equipment Formula Amount is reduced monthly based on a seven-year, straight line monthly amortization schedule), minus (d) the availability reserve (as defined in the 2010 Credit Agreement). As of December 31, 2011, $78.8 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula described above, net of $12.4 million of outstanding letters of credit.

Until June 30, 2011, borrowings under the 2010 Credit Agreement bore interest, at the Company’s option, at a base rate plus a margin of 1.25% per annum, or at a Eurodollar rate plus a margin of 3.0% per annum. The base rate is the highest of the prime lending rate of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.5%, or the federal funds rate plus 1/2 of 1%.

Effective June 30, 2011, the margin ranges from 2.75% to 3.25% on Eurodollar rate loans and 1.00% to 1.50% on base rate loans, in each case based on the percentage that our average total outstanding under the facility bear to the aggregate commitments of the lenders under the facility. In addition, if the Company’s fixed charge coverage ratio as of the last day of any calendar month (computed for the 12-month period then ending, commencing with the month ending December 31, 2011), is greater than or equal to 1.50 to 1.00, then the applicable margin determined as provided above for the next succeeding month will be reduced by 0.25%. During 2011, borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 3.57% per annum.

The 2010 Credit Agreement provides for letter of credit fees ranging from 2.75% to 3.25% per annum based on the average quarterly availability as a percentage of the borrowing base, a letter of credit “fronting fee” equal

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

If the amount of availability under the facility falls below certain specified threshold amounts, we are subject to a fixed charge coverage ratio financial covenant (as defined in the 2010 Credit Agreement) for the preceding 12 month period, which must not be less than 1.1 to 1.0. Additionally, the 2010 Credit Agreement also contains a lockbox feature that will require that all qualified daily cash receipts be promptly applied to the repayment of outstanding borrowings under the facility only during a period commencing on the date in which the Company’s availability under the facility falls below certain threshold amounts (or the date that an event of default occurs) and continuing until the availability has exceeded such threshold amounts for 90 days (and no event of default has existed). As of December 31, 2011, the Company is compliant with all applicable covenants contained within the 2010 Credit Agreement.

The 2010 Credit Agreement continues to be guaranteed by all of the Company’s domestic subsidiaries and is collateralized by substantially all of the tangible and intangible assets, intercompany debts, stock or other equity interests owned by the Company and its domestic subsidiaries and a majority of the stock or other equity interests of certain of its foreign subsidiaries.

NOTE 3. RAILCAR ASSET TRANSACTIONS

During 2011, the Company purchased 245 railcars pursuant to purchase options under various lease agreements. These leases were previously accounted for as operating leases. The railcar purchases were financed through borrowings under the 2010 Credit Agreement.

On July 22, 2011, we sold the railcar assets for net proceeds of $28.9 million. The Company recorded a gain as a result of the transaction net of related transaction costs and other carrying costs of approximately $4.7 million which is included in other income on the consolidated statement of operations. Proceeds from the sale of the railcars were used to repay outstanding borrowings under the 2010 Credit Agreement.

NOTE 4. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

The Company implemented an organizational simplification and workforce reduction initiative in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations into a centralized operational headquarters based in Dublin, Ohio, with two regional operations centers, located in Los Angeles, California and Jacksonville, Florida. In 2009, 2010, and 2011, the Company reduced its workforce by 559 positions, 69 positions, and 53 positions, respectively, and offered new or relocated positions to additional personnel. In addition, the Company vacated two office locations in 2009, two office locations in 2010, and one office in 2011.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accrued severance and lease termination costs associated with these activities will result in future cash expenditures. The table below shows 2011, 2010, and 2009 organizational simplification and workforce reduction activity (in millions):

Organizational and Workforce Reduction Program Activity
Beginning balance	$—
2009 additions	7.2
2009 payments	(5.4)

Accrual balance at 12/31/09	1.8
2010 additions	5.2
2010 payments	(3.1)

Accrual balance at 12/31/10	3.9
2011 additions	1.8
2011 payments	(4.0)

Accrual balance at 12/31/11	$1.7

During 2011, the Company recorded costs associated with these activities of $1.8 million ($1.0 million in the intermodal segment, $0.7 million in the logistics segment, and $0.1 million in corporate), resulting in a cumulative total cost associated with these activities of $14.2 million ($8.8 million in the intermodal segment, $2.2 million in the logistics segment and $3.2 million in corporate). At December 31, 2011 and 2010, $1.1 million and $2.6 million of severance and $0.6 million and $1.3 million of lease termination costs were accrued in accounts payable and other accrued liabilities on the consolidated balance sheet, respectively. All of these costs are included in the selling, general and administrative line item of the consolidated statement of operations for 2011, 2010, and 2009.

NOTE 5. ARRANGEMENTS WITH UNION PACIFIC AND SALE OF CERTAIN ASSETS

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

Under the 2009 Commercial Agreement, the Company agreed that rates and fuel surcharges for domestic big box shipments payable by the Company to Union Pacific for transportation on the Union Pacific network would adjust gradually over a two-year period to “market” levels and full fuel surcharge and would continue on competitive terms after October 11, 2011, the expiration date of the 2002 Agreement.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

As part of the November 2009 Arrangements, the Company and Union Pacific also entered into a fleet sharing arrangement that allows Union Pacific customers access to the Company’s equipment fleet and grants the Company expanded access to Union Pacific’s equipment fleet.

These equipment arrangements also contain mechanisms that allow the Company to adjust the size of its fleet up or down to address estimated changes in its equipment needs.

The 2002 Agreement remained in effect through its October 11, 2011 expiration date with respect to shipments (other than the domestic big box shipments) and other matters not expressly governed by the November 2009 Arrangements, including the rates, terms and conditions applicable to (1) international shipments generally in 20, 40, and 45-ft. containers owned or leased by APL; (2) domestic shipments in containers owned or leased by APL or other third party ocean carriers (known as domestic and international reload services or avoided repositioning cost (“ARC”) moves); and (3) international shipments in containers owned or leased by other third party ocean carriers. The 2002 Agreement also established certain conditions applicable to automotive shipments (which primarily move between the United States and Mexico) in containers owned or leased by Pacer. The 2009 Commercial Agreement established terms and conditions to provide the Company with a continued exclusive position on the Union Pacific network with regard to offering services to meet ocean carrier customers’ needs in conjunction with and in addition to the Union Pacific rail transportation service. Prior to and in connection with the October 2011 expiration of the 2002 Agreement, the Company entered into rate agreements with Union Pacific covering automotive shipments, ARC moves and all but one of its third party ocean carrier customers.

The 2009 Commercial Agreement has a multi-year term and thereafter will automatically renew for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. In connection with the agreements and arrangements described above, including the amendment of the 2002 Agreement, Union Pacific paid Pacer $30 million. The payment was used to pay down outstanding borrowings under the Company’s prior credit facility on November 4, 2009. The Company recognized as other income in the consolidated statement of operations for the year ended December 31, 2009, $17.5 million related to the Amendment (net of $1.2 million of accelerated chassis delivery costs), and $11.3 million of deferred gain was amortized to costs of purchased transportation and services through October 11, 2011, the expiration date of the 2002 Agreement. The total amount of amortization for the year ended December 31, 2011, 2010 and 2009 was $4.7 million, $5.7 million, and $0.9 million respectively.

During 2010, the Company assigned and Union Pacific assumed all of the Company’s future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors. At the same time, the Company entered into an equipment lease agreement with Union Pacific pursuant to which it leases 53-ft, 110-inch Pacer-branded intermodal containers from Union Pacific to support Pacer’s domestic intermodal traffic. Under these arrangements, Union Pacific assumed direct maintenance and repair responsibility for the containers, including those leased from Union Pacific. As a result of the equipment lease and the November 2009 Arrangements, Union Pacific has become the primary supplier and servicer of the containers used in the Company’s business. In connection with the November 2009 Arrangements, Union Pacific assumed responsibility for maintaining all of the Company’s 53-ft. chassis used on the Union Pacific network. During 2011, the Company assigned and Union Pacific assumed the Company’s future lease obligations for the majority of the 53-foot chassis leased from third party equipment lessors used on the Union Pacific network.

On August 17, 2009, the Company sold certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc. to subsidiaries of Universal Truckload Services, Inc. (“UTSI”). In connection with the sale, subsidiaries of UTSI assumed the real property leases and equipment leases for tractors and trailers used by the truck services unit as well as certain customer, agent and other agreements, for a purchase price of approximately

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

$2.0 million. The Company retained all receivables generated by the truck services unit through the closing date. A gain on the sale of $1.4 million was included in other income in the consolidated statements of operations for the year ended December 31, 2009.

NOTE 6. INCOME TAXES

The provision for income taxes is as follows (in millions):

	Fiscal Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Current:
Federal	$(2.6)	$(4.9)	$(9.2)
State	0.7	0.2	0.3
Foreign	0.3	0.1	—

Total current	(1.6)	(4.6)	(8.9)
Deferred:
Federal	9.5	5.1	(32.2)
State	2.9	0.1	(4.5)
Foreign	—	—	—

Total deferred	12.4	5.2	(36.7)

Total provision	$10.8	$0.6	$(45.6)

Income (loss) before taxes includes the following components (in millions):

	Fiscal Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
United States	$22.6	$0.9	$(220.9)
Outside U.S.	2.1	0.6	0.5

	$24.7	$1.5	$(220.4)

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Fiscal Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.3	14.3	1.1
ASC Topic 740 liability release	—	—	(0.1)
Goodwill impairment	—	—	(15.4)
State NOL valuation allowance	0.3	—	—
Non-deductible business meals	0.4	8.3	—
Tax penalties	0.1	2.2	—
Deferred tax asset adjustment	4.3	—	—
Prior tax year adjustments	2.2	(8.1)	(0.2)
Tax credits	(0.2)	(3.7)	—
Tax settlements	(0.5)	(17.4)	—
Foreign taxes in excess of Federal rate	0.5	8.5	—
Non-taxed Foreign Income	(1.8)	—	—
Other permanent book/tax differences	0.1	1.1	0.3

Net effective tax rate	43.7%	40.2%	20.7%

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 31, 2011 and December 31, 2010 (in millions):

	December 31, 2011	December 31, 2010
Tax basis in excess of book—Goodwill	$22.5	$31.8
Property and equipment	(10.2)	(9.0)
Allowance for doubtful accounts	0.5	1.0
Accrued liabilities	3.4	4.9
Prepaids	(2.1)	(3.5)
Deferred revenue	0.4	1.9
Net operating loss and other carryforwards	1.6	2.3
Other	2.2	1.4

Total gross deferred tax assets	18.3	30.8
State NOL valuation allowance	(0.2)	(0.2)

Total net deferred tax asset	$18.1	$30.6

Current deferred tax asset	$4.3	$6.8
Non-current deferred tax asset	25.4	33.2
Current deferred tax liability	(0.3)	(0.5)
Non-current deferred tax liability	(11.3)	(8.9)

Total net deferred tax asset	$18.1	$30.6

At December 31, 2011, we have recorded a net deferred tax asset of $18.1 million which includes a valuation allowance of $0.2 million. We believe it is more likely than not that future earnings will be sufficient to fully utilize the assets. The minimum amount of future taxable income required to realize this asset is approximately $46 million over the next 20 years. Should we not be able to generate sufficient future income in 2012 and beyond, we would be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of operations.

Furthermore, the year ended December 31, 2010 was the last year the Company will be able to carryback any income tax losses to previous years. As such, the recoverability of our deferred tax assets will be dependent on our ability to generate sufficient future taxable income.

At December 31, 2011 and 2010, we had state net operating loss carryforwards (tax affected before federal benefit) of $1.8 million and $2.7 million, respectively, expiring through 2031. Additionally, we had federal credit carryforwards of $0.1 million and $0.3 million and state credit carryforwards (tax affected before federal benefit) of $0.5 million and $0.5 million at December 31, 2011 and 2010, respectively. The federal credits have expiration dates through 2019, and the state credit carryforwards do not expire.

Undistributed earnings of our non-U.S. subsidiaries amounted to approximately $3.3 million at December 31, 2011. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Accounting for uncertainty in income taxes requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

return. The Company recognizes in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no reserves relating to uncertain tax positions as of December 31, 2011, 2010, and 2009. The Company reduced its unrecognized tax benefits by $0.6 million as a result of certain expirations of federal and state statutes of limitations in the third quarter of 2009. Below is a rollforward of the reserve (in millions):

	December 31, 2011	December 31, 2010	December 31, 2009
Balance at beginning of year	$—	$—	$0.6
Lapse of statue of limitations	—	—	(0.6)

Balance at end of year	$—	$—	$—

Pacer International, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. All federal income tax returns for Pacer are closed through 2003 and filed through 2010. All state and local income tax returns for the Company are closed through 2006 and filed through 2010.

NOTE 7. 401(K) PLAN AND LONG-TERM INCENTIVE PLANS

Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Due to the Company’s 2008 and early 2009 operating performance and the significant effect that the economic recession was having on the transportation needs of customers and on the transportation industry in general, the Company discontinued the 401(k) company matching contributions effective in April 2009. Matching contributions in 2009 prior to the discontinuance of the program were $0.7 million. The Company reinstated its matching contribution under the 401(k) plan as of January 1, 2011. The 2011 matching contributions were $1.1 million.

On May 3, 2007, the shareholders of the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”) which had been adopted by the Board of Directors in August 2006 subject to shareholder approval. The 2006 Plan gives the Company the ability to provide incentives through issuance of stock options, stock appreciation rights, restricted stock or restricted stock units, performance or performance unit awards and other stock-based awards to attract, retain, incentivize and reward directors, officers, employees and consultants.

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

The 2006 Plan will continue until July 31, 2016, unless terminated earlier by the Board. As of December 31, 2011, there were 991,078 shares available for issuance under the 2006 Plan of the 2.5 million initially reserved.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table summarizes the stock option activity under the 1999 Plan, the 2002 Plan and 2006 Plan as of December 31, 2011:

	Options	Weighted Average Exercise Price
Balance at December 26, 2008	559,450	$17.18

Granted	24,000	$2.75
Canceled or expired	(118,550)	$13.30
Exercised	—	$—

Balance at December 31, 2009	464,900	$17.38

Granted	—	$—
Canceled or expired	(96,100)	$17.87
Exercised	—	$—

Balance at December 31, 2010	368,800	$17.26

Granted	—	$—
Canceled or expired	(154,300)	$15.15
Exercised	—	$—

Balance at December 31, 2011	214,500	$18.77

Options exercisable, end of year	202,500	$19.72

There was no intrinsic value of stock options exercisable as of December 31, 2011. As of December 31, 2011, there was $0.1 million of total unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 0.7 years.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Common Stock
$2.41 – 3.08	24,000	7.4	$2.75	12,000	$2.75
$12.50 – 13.74	8,000	1.1	13.74	8,000	13.74
$15.00 – 16.18	31,900	1.9	15.96	31,900	15.96
$17.92 – 20.31	107,600	2.7	19.66	107,600	19.66
$25.75 – 28.05	27,000	3.9	25.83	27,000	25.83
$29.40 – 29.44	6,000	4.6	29.44	6,000	29.44
$35.17	10,000	4.3	35.17	10,000	35.17

Total	214,500	3.3	$18.77	202,500	$19.72

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The Company has also issued time-based restricted stock under the 2006 Plan to certain employees and directors. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock awards vest either in 25% increments, on June 1 of each year over a four year period or, in the case of directors, over one year. A summary of restricted stock activity for the three years ended December 31, 2011 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 26, 2008	200,875	$23.84
Granted	6,000	$2.81
Vested	(69,125)	$24.60
Forfeited	(21,000)	$24.10

Nonvested at December 31, 2009	116,750	$22.27
Granted	50,000	$6.53
Vested	(77,375)	$21.38
Forfeited	(16,125)	$19.34

Nonvested at December 31, 2010	73,250	$13.12
Granted	67,844	$5.41
Vested	(33,299)	$14.66
Forfeited	(9,949)	$8.23

Nonvested at December 31, 2011	97,846	$7.75

The fair value of time-based restricted stock vested was $0.5 million, $1.7 million and $1.7 million for 2011, 2010 and 2009, respectively, based on the market price at the grant date. As of December 31, 2011, there was $0.3 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.5 years.

In June 2010, the Compensation Committee of the Board of Directors granted long-term equity incentive awards to certain key employees and executive officers under the 2006 Plan. The long-term equity incentive awards are divided into two types: (1) restricted stock units, which vest in equal one-third increments on March 5, 2011, 2012 and 2013, subject to the grantee’s continued employment by the Company on such vesting dates, and (2) performance stock units, which vest based on (i) the Company’s achievement of operating income targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2010, 2011, and 2012, and (ii) the continued employment of the grantee through March 5, 2013. Upon vesting, the restricted stock units and performance stock units (the “2010 Units”) result in the issuance of shares of Pacer common stock after required tax withholdings. The holders of the 2010 Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The 2010 Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of performance stock units earned is based on the Company’s operating income performance for the periods ending December 31, 2010, 2011, and 2012.

In February 2011, the Compensation Committee of the Board of Directors granted long-term equity incentive awards to certain key employees and executive officers under the 2006 Plan with a grant date of March 5, 2011. The long-term equity incentive awards are divided into two types: (1) restricted stock units,

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

which vest in equal one-third increments on March 5, 2012, 2013 and 2014, subject to the grantee’s continued employment by the Company on such vesting dates, and (2) performance stock units, which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2011, 2012, and 2013, and (ii) the continued employment of the grantee through March 5, 2014. Upon vesting, the restricted stock units and performance stock units (the “2011 Units”) result in the issuance of shares of Pacer common stock after required tax withholdings. The holders of the 2011 Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The 2011 Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of performance stock units earned is based on the Company’s operating income and operating margin performance for the periods ending December 31, 2011, 2012, and 2013.

A summary of restricted stock unit and performance unit award activity for the years ended December 31, 2011 and 2010, is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2009	—	—	—	$—
Granted	278,487	92,830	371,317	$6.97
Vested	—	—	—	$—
Forfeited	(92,830)	—	(92,830)	$6.97

Balance at December 31, 2010	185,657	92,830	278,487
Granted	587,784	127,804	715,588	$5.64
Vested	(6,060)	(28,963)	(35,023)	$6.74
Forfeited	(35,000)	(17,995)	(52,995)	$5.98

Balance at December 31, 2011	732,381	173,676	906,057	$5.98

No expense was recorded in 2010 for the 2010 performance target period as the Company did not meet the operating income objective. Restricted stock units are expensed based on their respective time-based vesting periods, which are equal to one-third increments over three years. The expense recorded in 2011 related to performance unit awards has been calculated based on the Company meeting 200% of the performance targets in 2011, and assuming achievement of 100% of the performance targets in 2012 and 2013. The future compensation expense for the performance unit awards in 2012 and 2013 may be higher or lower as the actual number of units earned will be based on the actual operating income and operating margin in each of the performance periods, ranging from 0% (if threshold performance of 75% of the operating income and operating margin targets are not met in any of the performance periods) to 200% (if the maximum performance of 125% of the operating income or operating margin target is met or exceeded in each of the performance periods). As of December 31, 2011, there was $2.7 million of total unrecognized compensation cost related to restricted stock unit and performance stock unit awards, which is expected to be recognized over a weighted-average period of approximately 1 year.

Collectively, the compensation cost that has been charged against income for all of our share-based compensation plans was $2.4 million, $1.3 million and $2.1 million for 2011, 2010 and 2009, respectively. The Company did not realize any excess tax benefit for tax deductions from any of the share-based compensation plans in 2011, 2010 and 2009. The tax benefit for all share-based compensation plan expense included in the provision for income taxes totaled $0.1 million, $0.2 million and $0.1 million for 2011, 2010 and 2009, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 8. RELATED PARTY TRANSACTIONS

The Company through August 5, 2009 had engaged, in the ordinary course of its business, Panther Expedited Services, Inc. as a transportation broker to provide transportation services from time to time. Andrew C. Clarke, a member of the Company’s Board of Directors until August 5, 2009, was President of Panther Expedited Services, Inc. Upon the resignation of Andrew C. Clarke from the Company’s Board of Directors, transactions with Panther Expedited Services, Inc. no longer qualified as related party transactions. The Company paid Panther Expedited Services, Inc. $1.9 million through August 5, 2009.

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

Union Pacific has asserted a claim against us for retroactive and prospective rate adjustments which relates to domestic shipments in 20-, 40- and 45-ft. international containers. The claim is subject to an arbitration proceeding before a neutral third party arbitrator, but the arbitration hearing has been postponed indefinitely to facilitate settlement discussions. The information available to the Company at December 31, 2011 does not indicate that it is probable that a liability had been incurred as of December 31, 2011, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its consolidated financial statements as of and for the year ended December 31, 2011. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. If the matter proceeds to arbitration, the Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

b. Commitments

On June 30, 2011, the Company provided notice of exercise of its option to purchase 248 railcars subject to an operating lease for $26.5 million. On January 17, 2012, the Company exercised the option and financed the purchase through available cash and borrowings under the 2010 Credit Agreement.

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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents revenues generated by geographical area for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009 (in millions):

	Fiscal Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
United States	$1,205.9	$1,175.3	$1,340.7
Asia	101.9	224.3	119.7
Europe	66.4	47.8	57.4
North America (excluding United States)	82.6	31.2	30.5
Australia	8.3	10.5	11.5
South America	8.2	9.2	7.3
Africa	5.2	4.5	7.1

Total	$1,478.5	$1,502.8	$1,574.2

All of the foreign revenues are generated by the logistics segment with the exception of revenues earned in Mexico, which are primarily generated by the Company’s intermodal segment. Foreign revenues totaled $272.6 million, $327.5 million and $233.5 million for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. All material assets are located in the United States of America.

The following table presents reportable segment information for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009 (in millions):

	Intermodal	Logistics	Corp/Other	Consolidated
Fiscal year ended December 31, 2011
Revenues	$1,175.3	$303.5	$—	$1,478.8
Intersegment elimination	(0.3)	—	—	(0.3)

Subtotal	1,175.0	303.5	—	1,478.5
Income (loss) from operations	48.6	(2.2)	(19.4)	27.0
Depreciation and amortization	4.8	1.9	0.5	7.2
Capital expenditures	4.7	2.7	0.6	8.0
Fiscal year ended December 31, 2010
Revenues	$1,081.5	$422.1	$—	$1,503.6
Intersegment elimination	(0.8)	—	—	(0.8)

Subtotal	1,080.7	422.1	—	1,502.8
Income (loss) from operations	24.2	0.9	(17.0)	8.1
Depreciation and amortization	4.9	1.4	0.2	6.5
Capital expenditures	4.5	3.7	—	8.2
Fiscal year ended December 31, 2009
Revenues	$1,190.7	$385.6	$—	$1,576.3
Intersegment elimination	(1.8)	(0.3)	—	(2.1)

Subtotal	1,188.9	385.3	—	1,574.2
Loss from operations	(161.0)	(36.4)	(18.5)	(215.9)
Depreciation and amortization	5.3	1.3	0.2	6.8
Capital expenditures	6.5	2.4	0.3	9.2

The “Corp/Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed here.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2011 and December 31, 2010 (in millions):

	2011	2010
Railcars	$25.6	$25.8
Containers and chassis	5.1	6.2
Furniture and equipment	7.0	7.9
Computer hardware and software	52.1	49.7
Leasehold improvements and other	3.9	4.6
Software under development	6.1	3.2

Total	99.8	97.4
Less: accumulated depreciation	(56.1)	(53.7)

Property and equipment, net	$43.7	$43.7

Depreciation and amortization of property and equipment was $7.2 million, $6.5 million and $6.8 million for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

NOTE 12. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities at December 31, 2011 and December 31, 2010 were as follows (in millions):

	2011	2010
Accounts payable	$93.9	$92.5
Deferred revenue	3.1	6.5
Deferred gain	—	4.7
Accrued equipment maintenance and lease	7.5	8.4
Accrued volume rebates	2.2	1.7
Accrued compensation and benefits	5.4	2.8
Accrued severance and restructuring charges	1.7	3.9
Accrued property taxes	1.1	0.4
Accrued claims	1.7	2.5
Other	10.5	21.4

	$127.1	$144.8

NOTE 13. LEASES

The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimal rental commitments under non-cancellable leases at December 31, 2011 are shown below (in millions):

Operating Leases
2012	$64.1
2013	57.6
2014	49.4
2015	20.8
2016	8.4
Thereafter	0.8

Total minimum payments	$201.1

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception.

Rental expense was $80.8 million, $88.5 million and $115.6 million for the fiscal years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

The Company receives income from others for the use of its double-stack railcars and containers. These income amounts are included in revenues. Rental income was $43.3 million, $47.8 million and $49.0 million for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

During 2010, the Company completed a sale-leaseback transaction of 4,000 53-ft containers in our intermodal segment. The Company recognized net proceeds of $2.4 million which was recorded as a reduction of lease expense totaling $0.3 million and a deferred gain of $2.1 million in the first quarter of 2010. The deferred gain is being amortized over the lease term. In 2010 and 2011, the Company recognized $0.8 million and $0.7 million, respectively, of the deferred gain as reduction of direct operating expenses within the accompanying statement of operations.

NOTE 14. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Fiscal Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Numerator:
Net income (loss) (basic and diluted)	$13.9	$0.9	$(174.8)
Denominator:
Denominator for earnings (loss) per share-basic:
Weighted average common shares outstanding	34,959,819	34,921,594	34,767,275
Effect of dilutive securities:
Stock options, restricted stock, and performance stock units	106,598	24,581	—

Denominator for earnings (loss) per share-diluted	35,066,417	34,946,175	34,767,275

Earnings (loss) per share-basic	$0.40	$0.03	$(5.03)

Earnings (loss) per share-diluted	$0.40	$0.03	$(5.03)

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, the weighted average shares outstanding that were anti-dilutive were 190,500 shares, 344,800 shares and 641,021 shares, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 15. GOODWILL

The Company has allocated goodwill to its reporting units as follows (in millions):

	Logistics Segment	Intermodal Segment	Total
Net carrying value—December 26, 2008	$31.4	$169.0	$200.4
2009 Impairment charges	(31.4)	(169.0)	(200.4)

Net carrying value—December 31, 2009, 2010, and 2011	$—	$—	$—

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

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth selected quarterly financial data for each of the quarters in 2011 and 2010 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Fiscal year ended December 31, 2011
Revenues	$358.4	$386.3	$375.8	$358.0
Gross margin 1/	42.1	46.3	46.0	41.0
Income from operations	3.9	7.5	11.4	4.2
Net income 2/	2.0	4.2	6.6	1.1
Basic earnings per share	$0.06	$0.12	$0.19	$0.03
Diluted earnings per share	$0.06	$0.12	$0.19	$0.03
Fiscal year ended December 31, 2010
Revenues	$363.7	$401.0	$364.8	$373.3
Gross margin 1/	40.8	44.8	40.0	42.2
Income from operations	0.6	3.2	3.3	1.0
Net income (loss)	(0.5)	1.4	1.1	(1.1)
Basic earnings (loss) per share	$(0.01)	$0.04	$0.03	$(0.03)
Diluted earnings (loss) per share	$(0.01)	$0.04	$0.03	$(0.03)

1/	Gross margin is calculated as revenues less cost of purchased transportation and services and direct operating expenses.
2/	Net income in the fourth quarter includes a $1.2 million adjustment to deferred tax assets reflecting actions taken to lower our effective tax rate.

Schedule II

Pacer International, Inc. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Fiscal Period	Additions (Charged)/ Credited to Income	Deductions (1)	Other (2)	Balances at End of Fiscal Period
December 31, 2011
Allowance for doubtful accounts	$(2.7)	$(0.3)	$1.6	$—	$(1.4)

December 31, 2010
Allowance for doubtful accounts	$(3.8)	$(1.4)	$2.6	$(0.1)	$(2.7)

December 31, 2009
Allowance for doubtful accounts	$(4.9)	$(2.2)	$3.4	$(0.1)	$(3.8)

(1)	Represents write-off of amounts.
(2)	Represents recovery of amounts.

S-1