Form 10-Q
period 2012-03-31
PACER INTERNATIONAL INC
filed 2012-04-27
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common stock, $.01 par value per share	35,093,043 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED MARCH 31, 2012

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in millions, except share and per share data)	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$19.1	$24.0
Accounts receivable, net of allowances of $1.3 million and $1.4 million,respectively	143.9	133.5
Prepaid expenses and other	12.7	12.3
Deferred income taxes	4.3	4.0

Total current assets	180.0	173.8

Property and equipment
Property and equipment, cost	102.4	99.8
Accumulated depreciation	(57.5)	(56.1)

Property and equipment, net	44.9	43.7

Other assets
Deferred income taxes	14.1	14.1
Other assets	11.6	11.7

Total other assets	25.7	25.8

Total assets	$250.6	$243.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$133.4	$127.1

Long-term liabilities
Other	1.9	0.9

Total liabilities	135.3	128.0

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized;none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized;
35,093,043 and 34,979,273 issued and outstanding	0.4	0.4
Additional paid-in capital	305.3	304.7
Accumulated deficit	(190.5)	(190.2)
Accumulated other comprehensive income	0.1	0.4

Total stockholders’ equity	115.3	115.3

Total liabilities and stockholders’ equity	$250.6	$243.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
(in millions, except share and per share data)	March 31, 2012	March 31, 2011
Revenues	$345.9	$358.4

Operating expenses:
Cost of purchased transportation and services	285.8	292.3
Direct operating expenses (excluding depreciation)	22.3	24.0
Selling, general and administrative expenses	36.0	36.5
Depreciation and amortization	1.8	1.7

Total operating expenses	345.9	354.5
Income from operations	—	3.9
Interest expense	(0.5)	(0.6)

Income (loss) before income taxes	(0.5)	3.3

Income tax expense (benefit)	(0.2)	1.3

Net income (loss)	$(0.3)	$2.0

Earnings (loss) per share:

Basic:
Earnings (loss) per share	$(0.01)	$0.06

Weighted average shares outstanding	34,995,976	34,934,722

Diluted:
Earnings (loss) per share	$(0.01)	$0.06

Weighted average shares outstanding	34,995,976	35,064,375

Other comprehensive income (loss):
Foreign currency translation adjustment	$(0.3)	$0.2

Comprehensive income (loss)	$(0.6)	$2.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in millions, except share amounts)	Common Shares	Common Stock and Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 31, 2011	34,979,273	$305.1	$(190.2)	$0.4	$115.3

Net loss	—	—	(0.3)	—	(0.3)
Other comprehensive loss	—	—	—	(0.3)	(0.3)
Stock based compensation	—	0.7	—	—	$0.7
Impact of vesting of restricted and performance stock units	—	(0.1)	—	—	$(0.1)
Issuance of common stock for vesting of restricted stock units	47,840	—	—	—	$—
Issuance of common stock for vesting of performance stock units	7,484	—	—	—	$—
Issuance of restricted stock, net of forfeitures	58,446	—	—	—	$—

Balance at March 31, 2012	35,093,043	$305.7	$(190.5)	$0.1	$115.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(in millions)	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income (loss)	$(0.3)	$2.0
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1.8	1.7
Amortization of deferred gain on sale lease-back transactions	(0.2)	(0.2)
Deferred taxes	(0.3)	1.2
Stock based compensation expense	0.7	0.2
Change in operating assets and liabilities
Accounts receivable, net	(10.4)	1.4
Prepaid expenses and other	(0.4)	(2.5)
Accounts payable and other accrued liabilities	6.4	(1.5)
Other long-term assets	0.1	(0.1)
Other long-term liabilities	(0.5)	(0.2)

Net cash (used in) provided by operating activities	(3.1)	2.0

Cash flows from investing activities
Capital expenditures	(3.4)	(1.2)
Purchase of railcar assets	(26.5)	—
Net proceeds from sale lease-back transaction	28.2	—

Net cash used in investing activities	(1.7)	(1.2)

Cash flows from financing activities
Net borrowings under revolving line of credit	—	2.3
Withholding tax paid upon vesting of restricted and performance stock units	(0.1)	—

Net cash (used in) provided by financing activities	(0.1)	2.3

Net (decrease) increase in cash and cash equivalents	(4.9)	3.1

Cash and cash equivalents at beginning of period	24.0	4.2

Cash and cash equivalents at end of period	$19.1	$7.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and March 31, 2011 for Pacer International, Inc. and subsidiaries (referred to in these notes to the condensed consolidated financial statements as “Pacer”, “the Company”, “we”, “us”, or, “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (“SEC”) Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

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

Recently Issued Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU changed the required presentation of other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU was effective for the first quarter of 2012. The Company adopted this ASU by presenting other comprehensive income (loss) in a single continuous statement.

NOTE 2. BANK BORROWINGS

At March 31, 2012, pursuant to Accounting Standards Codification (“ASC”) 470, borrowings under our revolving credit facility agreement entered into on December 30, 2010 (the “2010 Credit Agreement”) are classified as long-term debt.

The weighted average interest rate under the 2010 Credit Agreement was 4.0% per annum as of March 31, 2012. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans.

As of March 31, 2012, $84.3 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.6 million of outstanding letters of credit.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3. RAILCAR ASSET TRANSACTIONS

On January 17, 2012, the Company purchased 248 railcars for $26.5 million pursuant to a purchase option under a lease agreement. These railcars were recorded as assets held for sale. This lease was previously accounted for as an operating lease. The railcar purchase was financed through borrowings under the 2010 Credit Agreement.

On February 28, 2012, we sold 147 railcars and, on March 27, 2012, we sold the remaining 101 railcars, subsequently leasing back all 248 railcars. Net proceeds of $28.2 million and a deferred gain of $1.7 million were recorded on these transactions of which $1.4 million was recorded as a long-term liability and $0.3 million was recorded as a current liability. The deferred gain will be amortized over the life of the respective leases.

NOTE 4. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

The Company implemented an organizational simplification and workforce reduction initiative in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations. All remaining severance and lease termination costs associated with these activities will result in future cash expenditures. The table below shows the activity for the organizational simplification and workforce initiative as of and for the three month period ended March 31, 2012 (in millions).

Organizational and Workforce Reduction Program Activity
Accrual balance at 12/31/11	1.7
2012 additions	0.2
2012 payments	(0.6)

Accrual balance at 3/31/12	$1.3

All of these costs are included in the selling, general and administrative line item of the consolidated statement of operations.

NOTE 5. LONG-TERM INCENTIVE PLANS

The Company adopted the 2006 Long-Term Incentive Plan (the “2006 Plan”) under which stock options, stock appreciation rights, restricted stock or restricted stock units, performance or performance unit awards and other stock-based awards may be issued to attract, retain, incentivize and reward directors, officers, employees and consultants. Up to 2,500,000 shares of common stock may be issued under the 2006 Plan.

As of March 31, 2012, there were 102,761 shares available for issuance under the 2006 Plan. As a result of the approval by the shareholders of the Company on April 25, 2012 of the 2012 Omnibus Incentive Plan (see Note 10), no further awards may be made under the 2006 Plan.

During the three month period ended March 31, 2012, we granted stock options under the 2006 plan to certain key employees and officers. The options vest three years after grant date, have a seven year life and an exercise price equal to the Company’s stock price on the grant date. A summary of stock option activity for the three month period ended March 31, 2012 is presented below:

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Shares	Weighted Average Exercise Price
Balance at December 31, 2011	214,500	$18.77
Granted	588,372	$5.43
Cancelled or expired	—	$—
Exercised	—	$—

Balance at March 31, 2012	802,872	$8.99

Options exercisable, at March 31, 2012	202,500	$19.72

As of March 31, 2012, there was $1.0 million of total unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The fair value of options granted in 2012 was estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of the stock options is based on the expected life of the option, using the simplified method. The expected volatility is based on a combination of the changes in weekly prices of the Company’s and selected competitors’ stock over a historical period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option.

March 31, 2012
Black-Scholes option-pricing model assumptions:

Weighted average risk-free interest rate	0.9%
Weighted average volatility	47.3%
Weighted average dividend yield	N/A
Weighted average expected option term	5 years
Weighted average fair value of options granted	$2.25

During the three month period ended March 31, 2012, we granted time based restricted stock under the 2006 Plan to the non-management members of the Board of Directors. Restricted stock cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. Restricted stock awards vest either in 25% increments over four years or in the case of directors, over one year. A summary of restricted stock activity for the three month period ended March 31, 2012 is presented below:

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	97,846	$7.75
Granted	58,446	$5.42
Vested	(58,096)	$5.40
Forfeited	—	$—

Nonvested at March 31, 2012	98,196	$7.75

As of March 31, 2012, there was $0.4 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.5 years.

During the three month period ended March 31, 2012, we granted equity incentive awards under the 2006 Plan to certain key employees and executive officers. These equity incentive awards are performance stock units (“PSUs”), which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2012, 2013 and 2014 and (ii) the continued employment of the grantee through March 5, 2015. We granted restricted stock units (“RSUs”) (1) in June 2010 that vest in equal one-third increments on March 5, 2011, 2012, and 2013, and (2) in March 2011 that vest in equal one-third increments on March 5, 2012, 2013, and 2014, in both cases, subject to the grantee’s continued employment by the Company on such vesting dates. The PSUs and RSUs (collectively the “Units”) may vest before the applicable March 5 vesting date if the grantee’s employment is terminated by the Company without cause. We also granted PSUs in 2010 and 2011 each covering three-year performance periods ending December 31, 2012 and 2013 respectively, which vest based on achievement of operating income and, with respect to the 2011 awards, operating margin targets, subject to the grantee’s continued employment through March 5, 2013 and March 5, 2014, respectively. Upon vesting, the Units with respect to each of the 2010, 2011 and 2012 PSU awards result in the issuance of shares of Pacer common stock after required minimum tax withholdings. The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of PSUs earned with respect to each of the 2010, 2011 and 2012 PSU awards will be based on the Company’s performance for the periods ending December 31, 2012, 2013 and 2014, as applicable. Vested PSUs in the table below include PSUs that vested during the quarter ended March 31, 2012 under the terms of the applicable award agreement upon the grantee’s resignation or voluntary termination during the quarter. A summary of RSU and PSU activity for the three month period ended March 31, 2012 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2011	732,381	173,676	906,057	$5.98

Granted	278,334	—	278,334	$5.43
Vested	(5,106)	(66,394)	(71,500)	$6.05
Forfeited	(36,674)	(5,715)	(42,389)	$5.80

Balance at March 31, 2012	968,935	101,567	1,070,502	$5.84

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2012, there was $3.4 million of total unrecognized compensation cost related to restricted stock unit and performance stock unit awards, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

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

Union Pacific has asserted a claim against the Company for retroactive and prospective rate adjustments which is in the pre-trial stage of arbitration before a neutral third party arbitrator and relates to domestic shipments in 20-, 40- and 45 ft. international containers. The arbitration hearing has been postponed indefinitely. The information available to the Company at March 31, 2012 does not indicate that it is probable that a liability had been incurred as of the period ended March 31, 2012, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the period ended March 31, 2012. The Company disputes this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

NOTE 7. SEGMENT INFORMATION

The following table presents reportable segment information for the three month periods ended March 31, 2012 and March 31, 2011 (in millions).

	Intermodal	Logistics	Corp/Other	Consolidated
Three-months ended March 31, 2012
Revenues	$284.9	$61.1	$—	$346.0
Intersegment elimination	(0.1)	—	—	(0.1)

Subtotal	284.8	61.1	—	345.9
Income (loss) from operations	8.2	(3.2)	(5.0)	—
Depreciation and amortization	1.2	0.4	0.2	1.8
Capital expenditures	2.4	0.9	0.1	3.4
Three-months ended March 31, 2011
Revenues	$279.5	$79.0	$—	$358.5
Intersegment elimination	(0.1)	—	—	(0.1)

Subtotal	279.4	79.0	—	358.4
Income (loss) from operations	8.4	(0.2)	(4.3)	3.9
Depreciation and amortization	1.1	0.5	0.1	1.7
Capital expenditures	0.6	0.5	0.1	1.2

The “Corp/Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed here.

For the three month period ended March 31, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 18.1%, and the other 17.4% of total revenues). For the three month period ended March 31, 2011, two customers contributed more than 10% of total consolidated revenues (individually contributed 14.1% and 14.0%, respectively).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8. LEASES

The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimal rental commitments under non-cancellable leases for the respective twelve-month periods ended March 31 are shown below (in millions):

Operating Leases
2013	$72.6
2014	66.4
2015	49.2
2016	25.0
2017	11.2
Thereafter	5.8

Total minimum payments	$230.2

NOTE 9. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator—Net income (loss) available to common stockholders	$(0.3)	$2.0

Denominator:
Denominator for earnings per share - basic:
Weighted average common shares outstanding	34,995,976	34,934,722
Effect of dilutive securities:
Stock options/restricted stock	—	129,653

Denominator for earnings per share—diluted	34,995,976	35,064,375

Earnings (loss) per share—basic	$(0.01)	$0.06

Earnings (loss) per share—diluted	$(0.01)	$0.06

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three month periods ended March 31, 2012 and March 31, 2011, 778,872 shares and 344,800 shares were anti-dilutive, respectively.

NOTE 10. SUBSEQUENT EVENT

On April 25, 2012, the shareholders of the Company approved the 2012 Omnibus Incentive Plan (the “2012 Plan”) which had been adopted by the Board of Directors in February 2012 subject to shareholder approval. The 2012 Plan provides for grants or awards of cash incentives, stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, performance shares, dividend equivalent rights and other equity-based awards (collectively, “Awards”).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A total of 2.775 million shares of common stock have been reserved for issuance under the 2012 Plan. Subject to any required action by the Company’s shareholders, the number of shares reserved for issuance under the 2012 Plan, the maximum award limitations set forth in the 2012 Plan, the number of shares underlying an outstanding award, as well as the price per share (or exercise, base or purchase price) of the underlying shares, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). Subject to any required action by the Company’s shareholders, the 2012 Plan administrator (presently the Compensation Committee of the Board of Directors), in its sole discretion, may make similar adjustments to reflect a change in the capitalization of the Company, including a recapitalization, repurchase, rights offering, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders or other similar corporate transaction or event.

An initial grant under the 2012 Plan of an option to purchase 73,954 shares was awarded to our Chief Executive Officer during the quarter ended March 31, 2012, subject to shareholder approval of the 2012 Plan. The option will vest 100% on March 5, 2015, subject to the Chief Executive Officer’s continued employment with the Company on that date.

The 2012 Plan will continue in effect until February 6, 2022, unless terminated earlier by the Board. Upon adoption of the 2012 Plan by the shareholders, the 2006 Plan terminated, and no further awards may be granted under the 2006 Plan, but termination of the 2006 Plan will not affect outstanding awards under the 2006 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the MD&A, including the discussion of our critical accounting policies, and the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 10, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our strategic initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report are discussed under “Item 1A. Risk Factors” of the 2011 Annual Report and include:

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q or in other forward-looking statements made by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in the 2011 Annual Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Executive Summary

Compared to the prior year, total intermodal revenue improved $5.4 million or 1.9% but intermodal income from operations declined by $0.2 million. However, excluding the impact from the previously announced reduction in volume from an ocean carrier customer of $26.2 million, intermodal revenues grew by 12.5% with intermodal income from operations improving by 43.8% year on year. In particular, revenues in our domestic intermodal business were very strong, up 19.3%, with 8.0% volume growth and 5.2% pricing improvement.

The performance for the logistic segment continues to suffer from the soft global economic conditions which impact international shipping. Revenues declined by $17.9 million and the segment reported a loss from operations of $3.2 million compared to a loss of $0.2 million in the prior period in 2011. Logistics continues to struggle as a result of the depressed levels of trans-Pacific trade coupled with the loss of a few key customers.

We initiated a number of strategic initiatives in order to positively impact our underlying cost and improve our margins in both the intermodal and logistics segments. We recently announced a new intermodal drayage alliance with CRST which will provide dedicated trucking capacity at lower cost. We announced in the quarter the appointment of a new management team for our international logistics business that brings a wealth of knowledge and experience. We also completed our evaluation of operating systems to support the international freight forwarding business and have selected a solution we plan to implement in the coming year. During the quarter we also took advantage of favorable market conditions and interest rates to enter into several new railcar leases to reduce our lease costs which will partially offset the rising costs of railcar maintenance.

We continue to prudently manage selling, general and administrative expenses which decreased $0.5 million from the prior period. Direct operating expenses, which include the expenses associated with our container, chassis and railcar fleet, also declined $1.7 million from the prior period. Managing and leveraging our fixed costs remains a focus area for the Company for 2012.

Net cash used in operating activities was $3.1 million during the quarter primarily due to timing of receipts and disbursements and payment of incentives in the quarter, compared to December, 2011. We were debt free at March 31, 2012, and ended the quarter with $84.3 million of borrowing capacity.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. The non-GAAP measures include adjusted revenue, adjusted intermodal revenue, adjusted intermodal gross margin and adjusted intermodal operating income, each of which excludes from 2011 results the impact of the previously announced volume reduction of an ocean carrier customer that transitioned its western volumes directly to the railroad. Management uses the non-GAAP measures in its analysis of the Company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial performance excluding the impact of these revenues and associated costs provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allow investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for revenues, net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth our financial data by reportable segment for the three months ended March 31, 2012 and March 31, 2011 (in millions).

	2012	2011	Change	% Change
Revenues
Intermodal	$284.9	$279.5	$5.4	1.9%
Logistics	61.1	79.0	(17.9)	(22.7)
Inter-segment elimination	(0.1)	(0.1)	—	—

Total	345.9	358.4	(12.5)	(3.5)

Cost of purchased transportation and services and direct operating expenses
Intermodal	258.1	250.8	7.3	2.9
Logistics	50.1	65.6	(15.5)	(23.6)
Inter-segment elimination	(0.1)	(0.1)	—	—

Total	308.1	316.3	(8.2)	(2.6)

Gross margin
Intermodal	26.8	28.7	(1.9)	(6.6)
Logistics	11.0	13.4	(2.4)	(17.9)

Total	$37.8	$42.1	$(4.3)	(10.2)

Gross margin percentage
Intermodal	9.4%	10.3%	(0.9)%
Logistics	18.0	17.0	1.0

Total	10.9%	11.7%	(0.8)%

Selling, general & administrative expenses
Intermodal	$17.4	$19.2	$(1.8)	(9.4)
Logistics	13.8	13.1	0.7	5.3
Corporate	4.8	4.2	0.6	14.3

Total	36.0	36.5	(0.5)	(1.4)

Depreciation and amortization
Intermodal	1.2	1.1	0.1	9.1
Logistics	0.4	0.5	(0.1)	(20.0)
Corporate	0.2	0.1	0.1	—

Total	1.8	1.7	0.1	5.9

Income (loss) from operations
Intermodal	8.2	8.4	(0.2)	(2.4)
Logistics	(3.2)	(0.2)	(3.0)	1,500.0
Corporate	(5.0)	(4.3)	(0.7)	16.3

Total	—	3.9	(3.9)	(100.0)

Interest (expense) income	(0.5)	(0.6)	0.1	(16.7)
Income tax (benefit)	(0.2)	1.3	(1.5)	(115.4)

Net income (loss)	$(0.3)	$2.0	$(2.3)	(115.0)%

Revenues. Revenues decreased $12.5 million, or 3.5%, in the 2012 period compared to the 2011 period. Excluding the impact of the previously announced reduced volumes from an ocean carrier customer that transitioned its business directly to the railroad, revenues increased $13.7 million or 4.1%.

The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes during the 2012 period compared to the 2011 period (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$5.4	1.9%	$31.6	12.5%
Logistics	(17.9)	(22.7)%	(17.9)	(22.7)%

Total	$(12.5)	3.5%	$13.7	4.1%

Intermodal Volume		(11.0)%		2.2%

1/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad.

Total intermodal revenue increased $5.4 million, or 1.9%, from the 2011 period to $284.9 million. Excluding the impact of the previously announced reduced volumes from an ocean carrier customer that transitioned its business directly to the railroad, intermodal revenues increased $31.6 million or 12.5%. This 12.5% period-over-period change in adjusted intermodal revenue is comprised of 1.5% volume growth, 5.6% of price increases, 4.9% of higher fuel surcharges, and a change in the mix within our network which increased revenues by 0.5%. Within intermodal, domestic revenues were up 19.3% while international and other intermodal revenues were down 14.0%. Domestic revenues rose from higher volume of 8.0%, higher pricing of 5.2%, higher fuel surcharges of 5.1% and mix of 1.0%. Our big box equipment turns remained consistent at 1.8x in the 2011 period and 2012 period.

Revenues in our logistics segment decreased $17.9 million, or 22.7%, in the 2012 period compared to the 2011 period. The decline is primarily due to a decrease in volumes in our ocean and air shipping operations.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $8.2 million, or 2.6%, in the 2012 period compared to the 2011 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $7.3 million, or 2.9%, in the 2012 period compared to the 2011 period. The increase was primarily driven by increased rail and trucking linehaul and fuel rates, along with customer mix changes.

Cost of purchased transportation and services in our logistics segment decreased $15.5 million, or 23.6%, from the 2012 period compared to the 2011 period. The decrease was due primarily to decreased volumes.

Gross Margin. Overall gross margin decreased $4.3 million, or 10.2%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) decreased from 11.7% to 10.9%.

Intermodal segment gross margin decreased by $1.9 million, primarily due to decreased volume. The gross margin percentage for our intermodal segment decreased to 9.4% during the 2012 period compared to 10.3% in the 2011 period primarily due to higher linehaul and fuel rates, and a change in product mix. Excluding the impact of the reduction in volumes from an ocean carrier customer from the 2011 results, gross margin increased $0.8 million, or 3.1%, in the 2012 period due to increased intermodal volume from other intermodal customers.

Logistics segment gross margin decreased $2.4 million, or 17.9%, and the gross margin percentage for our logistics segment increased from 17% in the 2011 period to 18% in the 2012 period. The decrease in the gross margin was due to decreased ocean and air shipments while the gross margin percentage increase was due to a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million, or 1.4%, in the 2012 period compared to the 2011 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2011 and continuing in 2012.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.1 million, or 5.9%, in the 2012 period compared to the 2011 period due primarily to increased depreciation expense as a result of a transportation management system implemented during 2011.

Income (Loss) From Operations. Income from operations decreased $3.9 million, or 100%, in the 2012 period compared to the 2011 period.

Intermodal segment income from operations decreased $0.2 million to $8.2 million in the 2012 period compared to income from operations of $8.4 million in the 2011 period. The primary driver of the decrease was lower volumes. Excluding the impact of the reduction in volume from an ocean carrier customer from the 2011 results, the 2012 period income from operations increased $2.5 million, or 43.8%, compared to adjusted 2011 intermodal operating income.

Logistics segment loss from operations increased $3.0 million to $3.2 million in the 2012 period compared to a loss from operations of $0.2 million in the 2011 period. The increased loss was due to a decline in volumes in both international and warehousing operations.

Corporate expenses increased $0.7 million from $4.3 million in the 2011 period compared to $5.0 million in the 2012 period. The increase was primarily due to additional compensation expense in the 2012 period compared to the 2011 period.

Interest Expense. Interest expense decreased $0.1 million in the 2012 period compared to the 2011 period primarily due to lower borrowings in the period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The weighted average interest rate during the 2012 period was approximately 4.0% compared to 3.7% in the 2011 period.

Income Tax Expense (Benefit). We recorded income tax benefit of $0.2 million in the 2012 period compared to an income tax expense of $1.3 million in the 2011 period. The effective tax rate was 41.7% in the 2012 period and 39.4% in the 2011 period. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business.

Net income (loss). As a result of the foregoing, net income decreased by $2.3 million from net income of $2.0 million in the 2011 period to net loss of $0.3 million in the 2012 period.

Liquidity and Capital Resources

Cash used in operating activities was $3.1 million for the three month period ended March 31, 2012 and cash provided by operating activities was $2.0 million for the three month period ended March 31, 2011. The decrease in cash provided by operating activities in the 2012 period was due primarily to the lower income from operations in the 2012 period and a decrease in cash provided by working capital due to higher accounts receivables balances at March 31, 2012.

We had working capital of $46.6 million and $36.5 million at March 31, 2012 and March 31, 2011, respectively. The increase in 2012 is due primarily to an increased level of accounts receivable partially offset by higher accounts payable at March 31, 2012.

Cash flows used in investing activities were $1.7 million and $1.2 million for the three month periods ended March 31, 2012 and March 31, 2011, respectively. During the 2012 period we used $26.5 million, principally borrowings under our 2010 Credit Agreement, to acquire 248 railcars which were sold during the period for $28.2 million in sale-leaseback transactions. Proceeds from the sale were used to repay those bank borrowings.

The 2012 period cash capital expenditures included $2.6 million for information technology systems, $0.5 million for normal computer replacement items and $0.3 million for of leasehold improvements and other assets.

The 2011 period cash capital expenditures included $0.9 million for information technology systems and $0.3 million for normal computer replacement items.

Cash flows used in financing activities was $0.1 million for the three month period ended March 31, 2012 and cash provided by financing activities was $2.3 million for the three month period ended March 31, 2011.

During the 2012 period, the Company had no net borrowings under our 2010 Credit Agreement.

During the 2011 period, we borrowed a net $2.3 million under our 2010 Credit Agreement.

As of March 31, 2012, $84.3 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.6 million of outstanding letters of credit.

We believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Reconciliation of GAAP Results to Adjusted Results

For the Three Months Ended March 31, 2012 and March 31, 2011

(in millions)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011				Adjusted Variance 2012 vs 2011	% Adjusted Variance 2012 vs 2011
	GAAP Results	GAAP Results	Adjustments		Adjusted Results
Revenues
Intermodal	$284.9	$279.5	$(26.2	)/1	$253.3	$31.6	12.5%

Cost of purchased transportation and services and direct operating expense
Intermodal	258.1	250.8	(23.5	)/1	$227.3	30.8	13.6

Gross margin
Intermodal	26.8	28.7	(2.7)		26.0	0.8	3.1

Gross margin percentage
Intermodal	9.4%	10.3%	10.3%		10.3%	(0.9)%

Income (loss) from operations
Intermodal	$8.2	$8.4	$(2.7)		$5.7	$2.5	43.8%

1/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted at the average intermodal margin percentage for the 2011 period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of March 31, 2012.

Based upon the average variable interest rate debt outstanding during the three months ended March 31, 2012, a 100 basis point change in our variable interest rates would affect our pre-tax earnings by approximately $0.1 million on an annual basis.

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

Based upon the disclosure controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 6 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

Information on risk factors is set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I – “Item 1A. Risk Factors” to the Company’s 2011 Annual Report. There have been no material changes from the risk factors previously described in Pacer’s 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Amendment dated April 25, 2012 to the Second Amended and Restated Charter of Pacer International, Inc.*

3.2	Amendment dated April 25, 2012 to the Second Amended and Restated Bylaws of Pacer International, Inc.*

10.1	Purchase and Sale Agreement dated January 17, 2012 between General Electric Railcar Services Corporation, Pacer International, Inc. and Pacer Stacktrain, Inc. for the purchase of railcars.*

10.2	Employment Agreement with Robert W. Noonan dated March 12, 2012.*

10.3	Pacer International 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2012). (Commission File No. 0-49828).

10.4	Form of Stock Option Award Agreement (for employees) pursuant to the Pacer International 2012 Omnibus Incentive Plan.*

10.5	Bill of Sale dated February 27, 2012 given by Pacer Stacktrain, Inc. to PNC Equipment Finance, LLC for the sale of railcars.*

10.6	Bill of Sale dated March 27, 2012 given by Pacer Stacktrain, Inc. to BB&T Equipment Finance Corporation for the sale of railcars.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: April 27, 2012	By: /s/ Daniel W. Avramovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2012	By: /s/ John J. Hafferty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amendment dated April 25, 2012 to the Second Amended and Restated Charter of Pacer International, Inc.

3.2	Amendment dated April 25, 2012 to the Second Amended and Restated Bylaws of Pacer International, Inc.

10.1	Purchase and Sale Agreement dated January 17, 2012 between General Electric Railcar Services Corporation, Pacer International, Inc. and Pacer Stacktrain, Inc. for the purchase of railcars.

10.2	Employment Agreement with Robert W. Noonan dated March 12, 2012.

10.3	Pacer International 2012 Omnibus Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2012). (Commission File No. 0-49828).

10.4	Form of Stock Option Award Agreement (for employees) pursuant to the Pacer International 2012 Omnibus Incentive Plan.

10.5	Bill of Sale dated February 27, 2012 given by Pacer Stacktrain, Inc. to PNC Equipment Finance, LLC for the sale of railcars.

10.6	Bill of Sale dated March 27, 2012 given by Pacer Stacktrain, Inc. to BB&T Equipment Finance Corporation for the sale of railcars.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document