Form 10-Q
period 2012-06-30
PACER INTERNATIONAL INC
filed 2012-07-31
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common stock, $.01 par value per share	35,085,571 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED JUNE 30, 2012

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	June 30, 2012	December 31, 2011
ASSETS

Current assets
Cash and cash equivalents	$9.0	$24.0
Accounts receivable, net of allowances of $1.1 million and $1.4 million, respectively	147.0	133.5
Prepaid expenses and other	19.3	12.3
Deferred income taxes	3.3	4.0

Total current assets	178.6	173.8

Property and equipment
Property and equipment, cost	105.8	99.8
Accumulated depreciation	(59.0)	(56.1)

Property and equipment, net	46.8	43.7

Other assets
Deferred income taxes	14.4	14.1
Other assets	11.3	11.7

Total other assets	25.7	25.8

Total assets	$251.1	$243.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$132.8	$127.1

Long-term liabilities
Other	1.7	0.9

Total liabilities	134.5	128.0

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 35,085,571 and 34,979,273 issued and outstanding	0.4	0.4
Additional paid-in capital	305.4	304.7
Accumulated deficit	(189.2)	(190.2)
Accumulated other comprehensive income	—	0.4

Total stockholders’ equity	116.6	115.3

Total liabilities and stockholders’ equity	$251.1	$243.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(in millions, except share and per share data)

Revenues	$368.3	$386.3	$714.2	$744.7

Operating expenses:
Cost of purchased transportation and services	307.1	315.5	592.9	607.8
Direct operating expenses (excluding depreciation)	22.6	24.5	44.9	48.5
Selling, general and administrative expenses	34.2	37.0	70.2	73.5
Depreciation and amortization	1.9	1.8	3.7	3.5

Total operating expenses	365.8	378.8	711.7	733.3

Income from operations	2.5	7.5	2.5	11.4

Interest expense	(0.3)	(0.7)	(0.8)	(1.3)

Income before income taxes	2.2	6.8	1.7	10.1

Income tax expense	(0.9)	(2.6)	(0.7)	(3.9)

Net income	$1.3	$4.2	$1.0	$6.2

Earnings per share:

Basic:
Earnings per share	$0.04	$0.12	$0.03	$0.18

Weighted average shares outstanding	35,090,580	34,987,453	35,052,353	34,968,654

Diluted:
Earnings per share	$0.04	$0.12	$0.03	$0.18

Weighted average shares outstanding	35,354,393	34,999,279	35,314,237	34,982,579

Other comprehensive income:
Foreign currency translation adjustment	$(0.1)	$(0.1)	$(0.4)	$0.1

Comprehensive income	$1.2	$4.1	$0.6	$6.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares	Common Stock and Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in millions, except share amounts)

Balance at December 31, 2011	34,979,273	$305.1	$(190.2)	$0.4	$115.3

Net income	—	—	1.0	—	1.0
Other comprehensive loss	—	—	—	(0.4)	(0.4)
Stock based compensation	—	0.9	—	—	0.9
Impact of vesting of restricted and performance stock units	—	(0.1)	—	—	(0.1)

Issuance of common stock for vesting of restricted and performance stock units	55,324	—	—	—	—
Issuance of restricted stock, net of forfeitures	58,446	—	—	—	—
Repurchase and retirement of Pacer common stock	(7,472)	(0.1)	—	—	(0.1)

Balance at June 30, 2012	35,085,571	$305.8	$(189.2)	$—	$116.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
(in millions)
Cash flows from operating activities
Net income	$1.0	$6.2
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3.7	3.5
Amortization of deferred gain on sale lease-back transactions	(0.4)	(0.3)
Deferred taxes	0.4	3.5
Stock based compensation expense	0.9	1.0
Change in operating assets and liabilities
Accounts receivable, net	(13.5)	0.4
Prepaid expenses and other	(7.0)	2.6
Accounts payable and other accrued liabilities	4.9	(7.4)
Other long-term assets	0.4	0.2
Other long-term liabilities	(0.7)	(0.6)

Net cash (used in) provided by operating activities	(10.3)	9.1

Cash flows from investing activities
Capital expenditures	(6.4)	(3.4)
Purchase of railcar assets	(28.4)	(17.7)
Net proceeds from sale lease-back transaction	30.2	—
Proceeds from sales of property, equipment and other assets	0.1	0.2

Net cash used in investing activities	(4.5)	(20.9)

Cash flows from financing activities
Net borrowings under revolving line of credit	—	11.1
Repurchase and retirement of Pacer common stock	(0.1)	(0.1)
Withholding tax paid upon vesting of restricted and performance stock units	(0.1)	—

Net cash (used in) provided by financing activities	(0.2)	11.0

Net decrease in cash and cash equivalents	(15.0)	(0.8)

Cash and cash equivalents at beginning of period	24.0	4.2

Cash and cash equivalents at end of period	$9.0	$3.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and 2011 for Pacer International, Inc. and subsidiaries (referred to in these notes to the condensed consolidated financial statements as “Pacer”, “the Company”, “we”, “us”, or, “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (“SEC”) Regulations S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

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

NOTE 2. BANK BORROWINGS

Pursuant to Accounting Standards Codification (“ASC”) 470, any borrowings under our revolving credit facility agreement entered into on December 30, 2010 (the “2010 Credit Agreement”) would be classified as long-term debt. At June 30, 2012, no borrowings were outstanding.

The weighted average interest rate under the 2010 Credit Agreement was 4.0% per annum as of June 30, 2012. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans.

As of June 30, 2012, $88.2 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.6 million of outstanding letters of credit.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3. RAILCAR ASSET TRANSACTIONS

During the six month period ended June 30, 2012, the Company purchased 262 railcars pursuant to purchase options under existing lease agreements. We subsequently sold and leased these railcars back under new agreements. As a result of these railcar asset transactions, we recorded a deferred gain of $1.8 million which will be amortized over the life of the respective leases. At June 30, 2012, $0.3 million is recorded in accounts payable and other accrued liabilities and $1.4 million is recorded in other long-term liabilities related to these transactions.

NOTE 4. FACILITY CLOSINGS AND OTHER SEVERANCE COSTS

The Company implemented an ongoing organizational simplification and workforce reduction initiative in 2009 to move toward operations organized by function rather than by business unit and to consolidate operations. All remaining severance and lease termination costs associated with these activities will result in future cash expenditures. The table below shows the activity for the organizational simplification and workforce initiative as of and for the six month period ended June 30, 2012 (in millions).

Organizational and Workforce Reduction Program Activity

Accrual balance at 12/31/11	$1.7

2012 additions	0.9

2012 payments	(1.4)

Accrual balance at 6/30/12	$1.2

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

The maximum number of shares of common stock that may be subject to equity awards under the 2012 Plan is 2,775,000 shares plus such number of shares relating to awards under predecessor plans that expire, are cancelled, are not earned or terminate for any reason without issuance or delivery of the shares. Subject to any required action by the Company’s shareholders, the number of shares reserved for issuance under the 2012 Plan, the maximum award limitations set forth in the 2012 Plan, the number of shares underlying an outstanding award, as well as the price per share (or exercise, base or purchase price) of the underlying shares, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). Subject to any required action by the Company’s shareholders, the 2012 Plan administrator (presently the Compensation Committee of the Board of Directors), in its sole discretion, may make similar adjustments to reflect a change in the capitalization of the Company, including a recapitalization, repurchase, rights offering, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders or other similar corporate transaction or event.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The 2012 Plan will continue in effect until February 6, 2022, unless terminated earlier by the Board. Upon adoption of the 2012 Plan by the shareholders, the 2006 Long-Term Incentive Plan (the “2006 Plan”) terminated, and no further awards may be granted under the 2006 Plan, but termination of the 2006 Plan will not affect outstanding awards under the 2006 Plan.

During the six month period ended June 30, 2012, we granted stock options to certain key employees and officers. The options vest three years after grant date, have a seven year life and an exercise price equal to the Company’s stock price on the grant date. A summary of stock option activity for the six month period ended June 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price

Balance at December 31, 2011	214,500	$18.77

Granted	662,326	5.43
Cancelled or expired	(28,233)	5.42
Exercised	—

Balance at June 30, 2012	848,593	8.80

Options exercisable, at June 30, 2012	208,500	19.23

As of June 30, 2012, there was $1.0 million of total unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.65 years.

The fair value of options granted in the six month period ended June 30, 2012 was estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of the stock options is based on the expected life of the option, using the simplified method. The expected volatility is based on a combination of the changes in weekly prices of the Company’s and selected competitors’ stock over a historical period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option.

June 30, 2012

Black-Scholes option-pricing model assumptions:

Weighted average risk-free interest rate	0.9%
Weighted average volatility	47.3%
Weighted average dividend yield	0.0%
Weighted average expected option term	5 years
Weighted average fair value of options granted	$2.25

During the six month period ended June 30, 2012, we granted time based restricted stock to the non-management members of the Board of Directors. Restricted stock cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends, if any, with respect to the shares.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. Restricted stock awarded in the period vests one year from the date of grant. A summary of restricted stock activity for the six month period ended June 30, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at December 31, 2011	97,846	$7.75

Granted	58,446	5.42
Vested	(84,596)	7.96
Forfeited	—

Nonvested at June 30, 2012	71,696	5.59

As of June 30, 2012, there was $0.3 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.7 years.

During the six month period ended June 30, 2012, we granted equity incentive awards to certain key employees and executive officers. These equity incentive awards are performance stock units (“PSUs”), which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2012, 2013 and 2014 and (ii) the continued employment of the grantee through March 5, 2015. In March 2011, we granted PSUs which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2011, 2012 and 2013 and (ii) the continued employment of the grantee through March 5, 2014. In June 2010, we granted PSUs which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2010, 2011 and 2012 and (ii) the continued employment of the grantee through March 5, 2013.

We granted restricted stock units (“RSU’s) (1) in June 2010 that vest in equal one-third increments on March 5, 2011, 2012, and 2013, and (2) in March 2011 that vest in equal one-third increments on March 5, 2012, 2013, and 2014, in both cases, subject to the grantee’s continued employment by the Company on such vesting dates. The PSUs and RSUs (collectively the “Units”) may vest before the applicable March 5 vesting date if the grantee’s employment is terminated by the Company without cause. Upon vesting, PSU awards result in the issuance of shares of Pacer common stock after required minimum tax withholdings.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of PSUs earned will be based on the Company’s performance for the periods ending December 31, 2012, 2013 and 2014, as applicable. Vested PSUs in the table below include PSUs that vested during the six months ended June 30, 2012 under the terms of the applicable award agreement upon the grantee’s resignation or voluntary termination during the period. A summary of RSU and PSU activity for the six month period ended June 30, 2012 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value

Balance at December 31, 2011	732,381	173,676	906,057	$5.98

Granted	278,333	—	278,333	5.43
Vested	(5,106)	(66,394)	(71,500)	6.05
Forfeited	(88,037)	(11,152)	(99,189)	5.95

Balance at June 30, 2012	917,571	96,130	1,013,701	5.83

As of June 30, 2012, there was $3.0 million of total unrecognized compensation cost related to restricted stock unit and performance stock unit awards, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

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

In 2007, Union Pacific asserted a claim against the Company for retroactive and prospective rate adjustments relating to domestic shipments in 20-, 40- and 45 ft. international containers. The Company disputed Union Pacific’s claimed bases for rate negotiations, and in 2008 the dispute was submitted to arbitration before a neutral third party arbitrator. An arbitration hearing was set for February 2010 but has been postponed indefinitely by agreement of the parties. The information available to the Company at June 30, 2012 does not indicate that it is probable that a liability had been incurred as of the period ended June 30, 2012, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its financial statements at and for the period ended June 30, 2012. The Company continues to dispute this claim in its entirety and believes that it has meritorious defenses to it and that Union Pacific is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by Union Pacific and to pursue its other related rights and remedies.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7. SEGMENT INFORMATION

The following table presents reportable segment information for the three and six month periods ended June 30, 2012 and 2011 (in millions).

	Intermodal	Logistics	Corp/Other	Consolidated

Three-months ended June 30, 2012
Revenues	$306.8	$61.8	$—	$368.6
Intersegment elimination	(0.3)	—	—	(0.3)

Subtotal	306.5	61.8	—	368.3
Income (loss) from operations	9.4	(2.5)	(4.4)	2.5
Depreciation and amortization	1.3	0.4	0.2	1.9
Capital expenditures	2.4	0.5	0.1	3.0

Three-months ended June 30, 2011
Revenues	$303.9	$82.5	$—	$386.4
Intersegment elimination	(0.1)	—	—	(0.1)

Subtotal	303.8	82.5	—	386.3
Income (loss) from operations	13.2	(0.2)	(5.5)	7.5
Depreciation and amortization	1.3	0.4	0.1	1.8
Capital expenditures	1.4	0.6	0.2	2.2

Six-months ended June 30, 2012
Revenues	$591.7	$122.9	$—	$714.6
Intersegment elimination	(0.4)	—	—	(0.4)

Subtotal	591.3	122.9	—	714.2
Income (loss) from operations	17.6	(5.7)	(9.4)	2.5
Depreciation and amortization	2.5	0.8	0.4	3.7
Capital expenditures	4.8	1.4	0.2	6.4

Six-months ended June 30, 2011
Revenues	$583.4	$161.5	$—	$744.9
Intersegment elimination	(0.2)	—	—	(0.2)

Subtotal	583.2	161.5	—	744.7
Income (loss) from operations	21.6	(0.4)	(9.8)	11.4
Depreciation and amortization	2.4	0.9	0.2	3.5
Capital expenditures	2.0	1.1	0.3	3.4

The “Corp/Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed here.

For the three month period ended June 30, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 18.4% and the other 16.5% of total revenues). For the three month period ended June 30, 2011, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 15.4% and the other 14.4% of total revenues).

For the six month period ended June 30, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 17.9%, and the other 17.3% of total revenues). For the six month period ended June 30, 2011, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 14.8%, and the other 14.2% of total revenues).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 8. LEASES

The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimal rental commitments under non-cancellable leases for the respective twelve-month periods ended June 30 are shown below (in millions):

Operating Leases
2013	$71.8
2014	62.3
2015	41.7
2016	21.7
2017	8.5
Thereafter	4.2

Total minimum payments	$210.2

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Numerator – Net income available to common stockholders	$1.3	$4.2	$1.0	$6.2

Denominator:
Denominator for earnings per share – basic:
Weighted average common shares outstanding	35,090,580	34,987,453	35,052,353	34,968,654
Effect of dilutive securities:
Stock options/restricted stock	263,813	11,826	261,884	13,925

Denominator for earnings per share – diluted	35,354,393	34,999,279	35,314,237	34,982,579

Earnings per share – basic	$0.04	$0.12	$0.03	$0.18

Earnings per share – diluted	$0.04	$0.12	$0.03	$0.18

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three month and six month periods ended June 30, 2012 and 2011, 824,593 shares and 315,000 shares were anti-dilutive, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10. SUBSEQUENT EVENT

On July 6, 2012, the Company entered into a First Amendment (the “Amendment”) to the 2010 Credit Agreement.

The Amendment amends the 2010 Credit Agreement to, among other things, (1) reduce the margin applicable to borrowings under the facility by 25 basis points on base rate loans and by 100 basis points on Eurodollar rate loans, (2) reduce the letter of credit fees by 100 basis points, (3) reduce the commitment fee payable on the unused portion of the facility to a rate per annum ranging from 0.375% to 0.250% (down from a range of 0.625% to 0.375%), and (4) extend the maturity date from December 20, 2015 to July 6, 2017. Based upon the Company’s total outstanding borrowings as a percentage of the aggregate commitments of the lenders and its average quarterly availability as of June 30, 2012, under the Amendment, the commitment fee would decline from 0.375% to 0.250% and letter of credit fees would decline from 2.75% to 1.75%. Through December 31, 2012, the Amendment provides that the applicable margin on base rate loans and Eurodollar loans will be 0.75% and 1.25%, respectively. Under the Amendment, the applicable margins will no longer be subject to further reduction based on the Company’s fixed charge coverage ratio.

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

•

the termination, extension or replacement of contracts and rate agreements with our underlying rail carriers, including north/south Mexico rate agreements which expire during the first half of 2013, changes in the terms of such contracts or rate agreements, the deterioration in our relationships with our rail carriers, or adverse changes to the railroads’ operating rules;

•	our reliance on Union Pacific to provide us with, and to service and maintain, a substantial portion of the chassis and containers used in our business;

•

our reliance on shipments and the significant percentage of our revenues (39.5% during the six month period ended June 30, 2012) and related operating profit from customers in or supplying the automotive industry and the effect that economic conditions can have on traffic from automotive industry customers;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	our ability to attract and retain independent contractors and third party drayage capacity;

•

changes in our business strategy, development plans or cost savings plans, including those that may result from, or be necessitated by, changes in our business relationships with our underlying rail carriers as a consequence of new contracts or rate agreements entered into with these providers, including potential changes to our role in, and the manner in which we are compensated for, handling north/south Mexico automotive and other shipments in connection with the expiration of existing rate agreements in 2013;

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

Executive Summary

Our results in the first half of 2012 reflect the successes and challenges that we are experiencing in our intermodal and logistics segments in the current economic climate. Total intermodal revenue improved $8.3 million or 1.4% for the six months ended June 30, 2012 compared to the 2011 period, but intermodal income from operations declined by $4.0 million. However, excluding the impact of the previously announced reduction in volume from an ocean carrier customer, intermodal revenues grew by 10.7% with intermodal income from operations improving by 7.3% year on year. In particular, revenues in our domestic intermodal business were very strong, up 18.1%, with 9.9% volume growth and 3.5% pricing improvement. International and drayage revenues were down a combined 17.1% due primarily to a 19.0% decline in volumes attributed to competitive pressures and the continued softening of the global shipping market which affected the number of drayage shipments we hauled. Intermodal segment gross margin decreased by $7.5 million and gross margin percentage decreased by 1.4% primarily due to increased costs from our rail providers over and above what we were able to pass onto our customers. While intermodal gross margin is expected to improve during the second half of 2012 through revenue growth and operating efficiencies, the intermodal gross margin percentage is expected to remain relatively unchanged or slightly increase throughout the remainder of the year.

The performance for the logistics segment continues to suffer from the soft global economic conditions which adversely affect international shipping. Revenues declined by $38.6 million and the segment reported a loss from operations of $5.7 million compared to a loss of $0.4 million in the prior period in 2011. Logistics continues to struggle as a result of the depressed levels of trans-Pacific trade, competitive pressures and the loss of a few key customers.

During 2012, we have undertaken a number of strategic initiatives which we believe will positively impact our underlying cost and improve our margins in both the intermodal and logistics segments. We announced a new intermodal drayage alliance with CRST which will provide dedicated trucking capacity at lower cost. We announced the appointment of a new management team for our international logistics business that brings a wealth of knowledge and experience and plan to continue to build the operational and sales leadership of this business. We also have completed our evaluation of operating systems to support the international freight forwarding business and have selected a solution we plan to implement in the second half of the year. We expect these investments in personnel and systems will allow the logistics segment to return to profitability by late 2013 and will build a stronger foundation for selling an integrated portfolio of services to our customers. We have also taken advantage of favorable market conditions and interest rates to enter into several new railcar leases to reduce our lease costs which will partially offset the rising costs of railcar maintenance.

We continue to prudently manage selling, general and administrative expenses which decreased $3.3 million from the prior period. Direct operating expenses, which include the expenses associated with our container, chassis and railcar fleet, also declined $3.6 million from the prior period. Managing and leveraging our fixed costs remains a focus area for the Company for 2012.

Net cash used in operating activities was $10.3 million for the first six months of 2012 primarily due to the lower income from operations in the 2012 period and higher accounts receivables balances at June 30, 2012 as compared to December 31, 2011, reflecting domestic intermodal revenue growth in the first half of 2012. We were debt free at June 30, 2012, and ended the quarter with $88.2 million of borrowing capacity.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth our financial data by reportable segment for the three months ended June 30, 2012 and 2011 (in millions).

	2012	2011	Change	% Change
Revenues
Intermodal	$306.8	$303.9	$2.9	1.0%
Logistics	61.8	82.5	(20.7)	(25.1)
Inter-segment elimination	(0.3)	(0.1)	(0.2)	N/M

Total	368.3	386.3	(18.0)	(4.7)

Cost of purchased transportation and services and direct operating expenses
Intermodal	279.1	270.6	8.5	3.1
Logistics	50.9	69.5	(18.6)	(26.8)
Inter-segment elimination	(0.3)	(0.1)	(0.2)	N/M

Total	329.7	340.0	(10.3)	(3.0)

Gross margin
Intermodal	27.7	33.3	(5.6)	(16.8)
Logistics	10.9	13.0	(2.1)	(16.2)

Total	$38.6	$46.3	$(7.7)	(16.6)

Gross margin percentage
Intermodal	9.0%	11.0%	(2.0)%
Logistics	17.6	15.8	1.8

Total	10.5%	12.0%	(1.5)%

Selling, general & administrative expenses
Intermodal	$17.0	$18.8	$(1.8)	(9.6)
Logistics	13.0	12.8	0.2	1.6
Corporate	4.2	5.4	(1.2)	(22.2)

Total	34.2	37.0	(2.8)	(7.6)

Depreciation and amortization
Intermodal	1.3	1.3	—	—
Logistics	0.4	0.4	—	—
Corporate	0.2	0.1	0.1	100.0

Total	1.9	1.8	0.1	5.6

Income (loss) from operations
Intermodal	9.4	13.2	(3.8)	(28.8)
Logistics	(2.5)	(0.2)	(2.3)	N/M
Corporate	(4.4)	(5.5)	1.1	(20.0)

Total	2.5	7.5	(5.0)	(66.7)

Interest expense	(0.3)	(0.7)	0.4	(57.1)
Income tax expense	(0.9)	(2.6)	1.7	(65.4)

Net income	$1.3	$4.2	$(2.9)	(69.0)%

Revenues. Revenues decreased $18.0 million, or 4.7%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Excluding the revenue impact of the previously announced volume reduction from an ocean carrier customer that transitioned its business directly to the railroad ($22.9 million in the second quarter of 2011), revenues increased $4.9 million or 1.3%.

The following table sets forth the change in revenue by reportable segment the 2012 period compared to the 2011 period (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$2.9	1.0%	$25.8	9.2%
Logistics	(20.7)	(25.1)	(20.7)	(25.1)
Inter-segment elimination	(0.2)	N/M	(0.2)	N/M

Total	$(18.0)	(4.7)%	$4.9	1.3%

1/Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad.

Total intermodal revenue increased $2.9 million, or 1.0%, from the 2011 period to $306.8 million. Excluding the revenue impact of the previously announced reduced volumes from an ocean carrier customer that transitioned its business directly to the railroad, intermodal revenues increased $25.8 million or 9.2%. Within intermodal, domestic revenues were up 17.0% while international and drayage revenues were down a combined 20.1%. Domestic revenues rose from higher volume of 11.7%, improved pricing of 2.5%, higher fuel surcharges of 0.7% and improved mix of 2.1%. For the period, revenues associated with automotive customers across all intermodal lines of business represented 45.0% of intermodal revenues. Our big box equipment turns improved slightly from 1.7x in the 2011 period to 1.8x in the 2012 period. International and drayage revenues decreased due primarily to a 27.0% decline in volumes attributed to competitive pressures and the continued softening of the global shipping market.

Revenues in our logistics segment decreased $20.7 million, or 25.1%, in the 2012 period compared to the 2011 period. The decline is primarily due to a 20.3% decrease in volumes of our ocean shipping operations attributed to competitive pricing pressures, loss of customers and continued softness in the global market.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $10.3 million, or 3.0%, in the 2012 period compared to the 2011 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $8.5 million, or 3.1%, in the 2012 period compared to the 2011 period. The increase reflected the interrelated effect of increased rail provider and trucking costs and customer mix changes.

Cost of purchased transportation and services in our logistics segment decreased $18.6 million, or 26.8%, in the 2012 period compared to the 2011 period. The decrease was due primarily to decreased volumes.

Gross Margin. Overall gross margin decreased $7.7 million, or 16.6%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) decreased from 12.0% to 10.5%.

Intermodal segment gross margin decreased by $5.6 million and gross margin percentage decreased to 9.0%, primarily due to increased costs from our rail providers over and above what we were able to pass onto our customers. Excluding the impact of the reduction in volumes from an ocean carrier customer from the 2011 results, gross margin decreased $3.1 million in the 2012 period due primarily to increased costs.

Logistics segment gross margin decreased $2.1 million, or 16.2%, and the gross margin percentage for our logistics segment increased from 15.8% in the 2011 period to 17.6% in the 2012 period. The decrease in the gross margin was primarily due to a 20.3% decrease in ocean shipments attributed to competitive pressures and the continued sluggishness of the international shipping market, while the gross margin percentage increase was due to a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.8 million, or 7.6%, in the 2012 period compared to the 2011 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2011 and continuing in 2012. Company headcount is down 11.1% year over year.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.1 million, or 5.6%, in the 2012 period compared to the 2011 period.

Income (Loss) From Operations. Income from operations decreased $5.0 million, or 66.7%, in the 2012 period compared to the 2011 period.

Intermodal segment income from operations decreased $3.8 million to $9.4 million in the 2012 period compared to income from operations of $13.2 million in the 2011 period. As outlined above, the decrease was due to a combination of lower volumes as well as increased costs from our rail providers over and above what we were able to pass onto our customers. Excluding the impact of the reduction in volume from an ocean carrier customer from the 2011 results, the 2012 period income from operations decreased $1.3 million, or 12.1%, compared to adjusted 2011 intermodal operating income.

Logistics segment loss from operations increased $2.3 million to $2.5 million in the 2012 period compared to a loss from operations of $0.2 million in the 2011 period. The increased loss was primarily due to a decline in ocean shipments noted above attributed to competitive pricing pressures, loss of customers and continued softness in the global market.

Corporate expenses decreased $1.1 million from $5.5 million in the 2011 period compared to $4.4 million in the 2012 period. The decrease is primarily due to lower incentive compensation accruals in the 2012 period compared to the 2011 period.

Interest Expense. Interest expense decreased $0.4 million in the 2012 period compared to the 2011 period primarily due to lower average borrowings in the period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The weighted average interest rate during the 2012 period was approximately 4.0% compared to 3.5% in the 2011 period.

Income Tax Expense. We recorded income tax expense of $0.9 million in the 2012 period compared $2.6 million in the 2011 period. The effective tax rate was 40.9% in the 2012 period and 38.2% in the 2011 period. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business.

Net income. As a result of the foregoing, net income decreased by $2.9 million from net income of $4.2 million in the 2011 period to $1.3 million in the 2012 period.

Reconciliation of GAAP Results to Adjusted Results

For the Three Months Ended June 30, 2012 and June 30, 2011

(in millions)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011			Adjusted Variance 2012 vs 2011	% Adjusted Variance 2012 vs 2011
	GAAP Results	GAAP Results	Adjustments	Adjusted Results
Revenues
Intermodal	$306.8	$303.9	$(22.9)	$281.0	$25.8	9.2%

Cost of purchased transportation and services and direct operating expense
Intermodal	279.1	270.6	(20.4)	$250.2	28.9	11.6

Gross margin
Intermodal	27.7	33.3	(2.5)	30.8	(3.1)	(10.1)

Gross margin percentage
Intermodal	9.0%	11.0%	11.0%	11.0%	(2.0)%

Income (loss) from operations
Intermodal	$9.4	$13.2	$(2.5)	$10.7	$(1.3)	(12.1)%

1/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted at the average intermodal margin percentage for the 2011 period.

Results of Operations

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth our financial data by reportable segment for the six months ended June 30, 2012 and 2011 (in millions).

	2012	2011	Change	% Change
Revenues
Intermodal	$591.7	$583.4	$8.3	1.4%
Logistics	122.9	161.5	(38.6)	(23.9)
Inter-segment elimination	(0.4)	(0.2)	(0.2)	N/M

Total	714.2	744.7	(30.5)	(4.1)

Cost of purchased transportation and services and direct operating expenses
Intermodal	537.2	521.4	15.8	3.0
Logistics	101.0	135.1	(34.1)	(25.2)
Inter-segment elimination	(0.4)	(0.2)	(0.2)	N/M

Total	637.8	656.3	(18.5)	(2.8)

Gross margin
Intermodal	54.5	62.0	(7.5)	(12.1)
Logistics	21.9	26.4	(4.5)	(17.0)

Total	$76.4	$88.4	$(12.0)	(13.6)

Gross margin percentage
Intermodal	9.2%	10.6%	(1.4)%
Logistics	17.8	16.3	1.5

Total	10.7%	11.9%	(1.2)%

Selling, general & administrative expenses
Intermodal	$34.4	$38.0	$(3.6)	(9.5)
Logistics	26.8	25.9	0.9	3.5
Corporate	9.0	9.6	(0.6)	(6.3)

Total	70.2	73.5	(3.3)	(4.5)

Depreciation and amortization
Intermodal	2.5	2.4	0.1	4.2
Logistics	0.8	0.9	(0.1)	(11.1)
Corporate	0.4	0.2	0.2	100.0

Total	3.7	3.5	0.2	5.7

Income (loss) from operations
Intermodal	17.6	21.6	(4.0)	(18.5)
Logistics	(5.7)	(0.4)	(5.3)	N/M
Corporate	(9.4)	(9.8)	0.4	(4.1)

Total	2.5	11.4	(8.9)	(78.1)

Interest expense	(0.8)	(1.3)	0.5	(38.5)
Income tax expense	(0.7)	(3.9)	3.2	(82.1)

Net income	$1.0	$6.2	$(5.2)	(83.9)%

Revenues. Revenues decreased $30.5 million, or 4.1%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Excluding the revenue impact of the previously announced volume reduction from an ocean carrier customer that transitioned its business directly to the railroad ($49.1 million in the first half of 2011), revenues increased $18.6 million or 2.7%.

The following table sets forth the change in revenue by reportable segment during the 2012 period compared to the 2011 period (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change

Revenues:

Intermodal	$8.3	1.4%	$57.4	10.7%

Logistics	(38.6)	(23.9)	(38.6)	(23.9)

Inter-segment elimination	(0.2)	N/M	(0.2)	N/M

Total	$(30.5)	(4.1)%	$18.6	2.7%

1/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad.

Total intermodal revenue increased $8.3 million, or 1.4%, from the 2011 period to $591.7 million. Excluding the revenue impact of the previously announced reduced volumes from an ocean carrier customer that transitioned its business directly to the railroad, intermodal revenues increased $57.4 million or 10.7%. Within intermodal, domestic revenues were up 18.1% while international and drayage revenues were down a combined 17.1%. Domestic revenues rose from higher volume of 9.9%, improved pricing of 3.5%, higher fuel surcharges of 3.3% and improved mix of 1.4%. For the six month period, revenues associated with automotive customers across all intermodal lines of business represented 45.6% of intermodal revenues. Our big box equipment turns remained consistent at 1.8x in both the 2011 period and 2012 period. International and drayage revenues decreased due primarily to a 19.0% decline in volumes attributed to competitive pressures and the continued softening of the global shipping market.

Revenues in our logistics segment decreased $38.6 million, or 23.9%, in the 2012 period compared to the 2011 period. The decline is primarily due to a 13.7% decrease in volumes of our ocean shipping operations attributed to competitive pricing pressures, loss of customers and continued softness in the global market.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $18.5 million, or 2.8%, in the 2012 period compared to the 2011 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $15.8 million, or 3.0%, in the 2012 period compared to the 2011 period. The increase reflected the interrelated effect of increased rail provider and trucking costs and customer mix changes.

Cost of purchased transportation and services in our logistics segment decreased $34.1 million, or 25.2%, from the 2012 period compared to the 2011 period. The decrease was due primarily to decreased volumes.

Gross Margin. Overall gross margin decreased $12.0 million, or 13.6%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) decreased from 11.9% to 10.7%.

Intermodal segment gross margin decreased by $7.5 million and gross margin percentage decreased to 9.2% during the 2012 period, primarily due to increased costs from our rail providers over and above what we were able to pass onto our customers. Excluding the impact of the reduction in volumes from an ocean carrier customer from the 2011 results, gross margin decreased $2.3 million, or 4.0%, in the 2012 period due primarily to increased costs.

Logistics segment gross margin decreased $4.5 million, or 17.0%, and the gross margin percentage for our logistics segment increased from 16.3% in the 2011 period to 17.8% in the 2012 period. The decrease in the gross margin was primarily due to a 13.7% decrease in ocean shipments reflecting competitive pressures and the continued sluggishness of the international shipping market, while the gross margin percentage increase was due to a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.3 million, or 4.5%, in the 2012 period compared to the 2011 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2011 and continuing in 2012. Company headcount is down 11.1% year over year.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, or 5.7%, in the 2012 period compared to the 2011 period.

Income (Loss) From Operations. Income from operations decreased $8.9 million, or 78.1%, in the 2012 period compared to the 2011 period.

Intermodal segment income from operations decreased $4.0 million to $17.6 million in the 2012 period compared to income from operations of $21.6 million in the 2011 period. The decrease was due to a combination of the lower volumes discussed above as well as increased rail provider costs over and above what we were able to pass onto our customers. Excluding the impact of the reduction in volume from an ocean carrier customer from the 2011 results, the 2012 period income from operations increased $1.2 million, or 7.3%, compared to adjusted 2011 intermodal operating income.

Logistics segment loss from operations increased $5.3 million to $5.7 million in the 2012 period compared to a loss from operations of $0.4 million in the 2011 period. The increased loss was primarily due to the decline in volume of ocean shipments noted above attributed to competitive pricing pressures, loss of customers and continued softness in the global market.

Corporate expenses decreased $0.4 million from $9.8 million in the 2011 period compared to $9.4 million in the 2012 period. The decrease is primarily due to lower incentive compensation accruals in the 2012 period compared to the 2011 period.

Interest Expense. Interest expense decreased $0.5 million in the 2012 period compared to the 2011 period primarily due to lower average borrowings in the period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The weighted average interest rate during the 2012 period was approximately 4.0% compared to 3.6% in the 2011 period.

Income Tax Expense. We recorded income tax expense of $0.7 million in the 2012 period compared to an income tax expense of $3.9 million in the 2011 period. The effective tax rate was 41.2% in the 2012 period and 38.6% in the 2011 period. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business.

Net income. As a result of the foregoing, net income decreased by $5.2 million from net income of $6.2 million in the 2011 period to $1.0 million in the 2012 period.

Reconciliation of GAAP Results to Adjusted Results

For the Six Months Ended June 30, 2012 and June 30, 2011

(in millions)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011			Adjusted Variance 2012 vs 2011	% Adjusted Variance 2012 vs 2011
	GAAP Results	GAAP Results	Adjustments	Adjusted Results
Revenues
Intermodal	$591.7	$583.4	$(49.1)	$534.3	$57.4	10.7%

Cost of purchased transportation and services and direct operating expense
Intermodal	537.2	521.4	(43.9)	$477.5	59.7	12.5

Gross margin
Intermodal	54.5	62.0	(5.2)	56.8	(2.3)	(4.0)

Gross margin percentage
Intermodal	9.2%	10.6%	10.6%	10.6%	(1.4)%

Income (loss) from operations
Intermodal	$17.6	$21.6	$(5.2)	$16.4	$1.2	7.3%

1/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted at the average intermodal margin percentage for the 2011 period.

Liquidity and Capital Resources

Cash used in operating activities was $10.3 million for the six month period ended June 30, 2012 and cash provided by operating activities was $9.1 million for the six month period ended June 30, 2011. The decrease in cash provided by operating activities in the 2012 period was due primarily to the lower income from operations in the 2012 period and a decrease in cash provided by working capital due to higher accounts receivables balances at June 30, 2012. The accounts receivable balance has increased from December 2011 to June 2012 due to higher domestic intermodal revenues combined with the loss of a large ocean carrier customer with short credit terms replaced by domestic customers with standard terms.

We had working capital of $45.8 million and $52.7 million at June 30, 2012 and 2011, respectively. The decrease in 2012 is due primarily to railcars that were classified as assets held for sale and included in working capital at June 30, 2011 partially offset by lower accounts payable at June 30, 2012.

Cash flows used in investing activities were $4.5 million and $20.9 million for the six month periods ended June 30, 2012 and 2011, respectively. During the 2012 period we used $28.4 million, principally borrowings under our 2010 Credit Agreement, to acquire 262 railcars which were sold during the period for $30.2 million in sale-leaseback transactions. Proceeds from the sale were used to repay those bank borrowings. During the 2011 period, we used $17.7 million, principally borrowings under our 2010 Credit Agreement, to acquire 195 railcars which were held for sale as of June 30, 2011.

The 2012 period cash capital expenditures included $5.3 million for information technology systems, $0.6 million for normal computer replacement items and $0.5 million for of leasehold improvements and other assets.

The 2011 period cash capital expenditures included $2.2 million for information technology systems, $0.8 million for normal computer replacement items and $0.4 million of leasehold improvements and other assets.

Cash flows used in financing activities were $0.2 million for the six month period ended June 30, 2012 and cash provided by financing activities was $11.0 million for the six month period ended June 30, 2011. This decrease in cash provided by financing activities is due to lower net borrowings under our 2010 Credit Agreement in the 2012 period. The Company had no net borrowings in the 2012 period and borrowed a net $11.1 million during the 2011 period under our 2010 Credit Agreement.

As of June 30, 2012, $88.2 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.6 million of outstanding letters of credit.

In July 2012, we entered into an amendment to the 2010 Credit Agreement which reduces interest rate margins and fees and extends the maturity date of the agreement to July 6, 2017. See Note 10 in the Notes to Condensed Consolidated Financial Statements.

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

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of June 30, 2012.

Based upon the average variable interest rate debt outstanding during the three months ended June 30, 2012, a 100 basis point change in our variable interest rates would affect our pre-tax earnings by approximately $0.1 million on an annual basis.

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

Based upon the disclosure controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	First Amendment, dated July 6, 2012, to the Second Amended and Restated Credit Agreement dated December 30, 2010 made by Pacer International, Inc., each of its domestic subsidiaries, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, and Bank of America, N.A., as Swing Line Lender and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Agent and Joint Bookrunner, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Joint Bookrunner.*

10.2	Form of Performance Stock Unit Award Agreement (for employees) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: July 31, 2012	By:	/s/ Daniel W. Avramovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2012	By:	/s/ John J. Hafferty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment, dated July 6, 2012, to the Second Amended and Restated Credit Agreement dated December 30, 2010 made by Pacer International, Inc., each of its domestic subsidiaries, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, and Bank of America, N.A., as Swing Line Lender and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Agent and Joint Bookrunner, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Joint Bookrunner.*

10.2	Form of Performance Stock Unit Award Agreement (for employees) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**