Form 10-Q
period 2012-09-30
PACER INTERNATIONAL INC
filed 2012-10-26
CIK 1091735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common stock, $.01 par value per share	35,092,522 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FISCAL QUARTER ENDED SEPTEMBER 30, 2012

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in millions, except share and per share data)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$12.3	$24.0
Accounts receivable, net of allowances of $0.9 million and $1.4 million, respectively	141.0	133.5
Prepaid expenses and other	13.5	12.3
Deferred income taxes	2.6	4.0

Total current assets	169.4	173.8

Property and equipment
Property and equipment, cost	107.0	99.8
Accumulated depreciation	(60.2)	(56.1)

Property and equipment, net	46.8	43.7

Other assets
Deferred income taxes	14.5	14.1
Other assets	11.0	11.7

Total other assets	25.5	25.8

Total assets	$241.7	$243.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$122.4	$127.1
Long-term liabilities
Other	1.3	0.9

Total liabilities	123.7	128.0

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 35,092,522 and 34,979,273 issued and outstanding	0.4	0.4
Additional paid-in capital	305.8	304.7
Accumulated deficit	(188.1)	(190.2)
Accumulated other comprehensive (loss) income	(0.1)	0.4

Total stockholders’ equity	118.0	115.3

Total liabilities and stockholders’ equity	$241.7	$243.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(in millions, except share and per share data)
Revenues	$348.9	$375.8	$1,063.1	$1,120.5

Operating expenses:
Cost of purchased transportation and services	287.7	306.7	880.6	914.5
Direct operating expenses (excluding depreciation)	23.3	23.1	68.2	71.6
Selling, general and administrative expenses	33.5	37.5	103.7	111.0
Other income	—	(4.8)	—	(4.8)
Depreciation and amortization	2.1	1.9	5.8	5.4

Total operating expenses	346.6	364.4	1,058.3	1,097.7
Income from operations	2.3	11.4	4.8	22.8
Interest expense	(0.3)	(0.5)	(1.1)	(1.8)

Income before income taxes	2.0	10.9	3.7	21.0

Income tax expense	(0.9)	(4.3)	(1.6)	(8.2)

Net income	$1.1	$6.6	$2.1	$12.8

Earnings per share:
Basic:
Earnings per share	$0.03	$0.19	$0.06	$0.37

Weighted average shares outstanding	35,087,082	34,978,646	35,064,057	34,979,784

Diluted:
Earnings per share	$0.03	$0.19	$0.06	$0.37

Weighted average shares outstanding	35,380,600	35,019,152	35,328,023	35,010,005

Other comprehensive income:
Foreign currency translation adjustment	$(0.1)	$0.4	$(0.5)	$0.5

Comprehensive income	$1.0	$7.0	$1.6	$13.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares	Common Stock and Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in millions, except share amounts)
Balance at December 31, 2011	34,979,273	$305.1	$(190.2)	$0.4	$115.3

Net income	—	—	2.1	—	2.1
Other comprehensive loss	—	—	—	(0.5)	(0.5)
Stock based compensation	—	1.3	—	—	1.3
Impact of vesting of restricted and performance stock units	—	(0.1)	—	—	(0.1)

Issuance of common stock for vesting of restricted and performance stock units	62,275	—	—	—	—
Issuance of restricted stock, net of forfeitures	58,446	—	—	—	—
Repurchase and retirement of Pacer common stock	(7,472)	(0.1)	—	—	(0.1)

Balance at September 30, 2012	35,092,522	$306.2	$(188.1)	$(0.1)	$118.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
(in millions)
Cash flows from operating activities
Net income	$2.1	$12.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5.8	5.4
Gain on sale of railcar assets	—	(4.8)
Amortization of deferred gain on sale lease-back transactions	(0.6)	(0.5)
Deferred taxes	1.0	8.0
Stock based compensation expense	1.3	1.8
Change in operating assets and liabilities
Accounts receivable, net	(7.5)	14.3
Prepaid expenses and other	(1.2)	0.7
Accounts payable and other accrued liabilities	(4.6)	(11.9)
Other long-term assets	0.9	0.8
Other long-term liabilities	(1.1)	(0.3)

Net cash (used in) provided by operating activities	(3.9)	26.3

Cash flows from investing activities
Capital expenditures	(9.3)	(5.4)
Purchase of railcar assets	(28.4)	(22.1)
Net proceeds from sale lease-back transaction	30.2	—
Net proceeds from sale of railcar assets	—	28.9
Proceeds from sales of property, equipment and other assets	0.1	0.2

Net cash (used in) provided by investing activities	(7.4)	1.6

Cash flows from financing activities
Net repayments under revolving line of credit	—	(13.4)
Debt issuance costs paid to third parties	(0.2)	—
Repurchase and retirement of Pacer common stock	(0.1)	(0.1)
Withholding tax paid upon vesting of restricted and performance stock units	(0.1)	—

Net cash used in financing activities	(0.4)	(13.5)

Net (decrease) increase in cash and cash equivalents	(11.7)	14.4

Cash and cash equivalents at beginning of period	24.0	4.2

Cash and cash equivalents at end of period	$12.3	$18.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and 2011 for Pacer International, Inc. and subsidiaries (referred to in these notes to the condensed consolidated financial statements as “Pacer”, “the Company”, “we”, “us”, or, “our”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC.

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

Recently Issued Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU changed the required presentation of other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU was effective for the first quarter of 2012. The Company adopted this ASU by presenting other comprehensive income in a single continuous statement.

NOTE 2. BANK BORROWINGS

On July 6, 2012, the Company entered into an amendment (the “Amendment”) to its revolving credit facility agreement entered into on December 30, 2010 (as so amended, the “2010 Credit Agreement”). The Amendment, among other things, (1) reduced the margin applicable to borrowings under the facility by 25 basis points on base rate loans and by 100 basis points on Eurodollar rate loans, (2) reduced letter of credit fees by 100 basis points, (3) reduced the commitment fee payable on the unused portion of the facility to a rate per annum ranging from 0.375% to 0.250% (down from a range of 0.625% to 0.375%), and (4) extended the maturity date of the facility from December 20, 2015 to July 6, 2017. Based upon the Company's total outstanding borrowings as a percentage of the aggregate commitments of the lenders and its average quarterly availability as of September 30, 2012, as a result of the Amendment the commitment fee declined from 0.625% to 0.375% and letter of credit fees declined from 2.75% to 1.75%. Through December 31, 2012, the Amendment provides that the applicable margin on base rate loans and Eurodollar loans will be 0.75% and 1.75%, respectively. Pursuant to the Amendment, the applicable margins will no longer be subject to further reduction based on the Company’s fixed charge coverage ratio.

Pursuant to Accounting Standards Codification (“ASC”) 470, any borrowings under the 2010 Credit Agreement would be classified as long-term debt. At September 30, 2012, no borrowings were outstanding.

The weighted average interest rate under the 2010 Credit Agreement was 4.0% per annum as of September 30, 2012. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans.

As of September 30, 2012, $83.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.6 million of outstanding letters of credit.

NOTE 3. RAILCAR ASSET TRANSACTIONS

During the first and second quarter of 2012, the Company purchased a total of 262 railcars pursuant to purchase options under existing lease agreements. We subsequently sold and leased these railcars back under new agreements. As a result of these railcar asset transactions, we recorded a deferred gain of $1.8 million which will be amortized over the life of the respective leases. At September 30, 2012, $0.3 million is recorded in accounts payable and other accrued liabilities and $1.3 million is recorded in other long-term liabilities related to these transactions.

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

The maximum number of shares of common stock that may be subject to equity Awards under the 2012 Plan is 2,775,000 plus such number of shares relating to awards under predecessor plans that expire, are cancelled, are not earned or terminate for any reason without issuance or delivery of the shares. Subject to any required action by the Company’s shareholders, the number of shares reserved for issuance under the 2012 Plan, the maximum Award limitations set forth in the 2012 Plan, the number of shares underlying an outstanding Award, as well as the price per share (or exercise, base or purchase price) of the underlying shares, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction. Subject to any required action by the Company’s shareholders, the 2012 Plan administrator (presently the Compensation Committee of the Board of Directors), in its sole discretion, may make similar adjustments to reflect a change in the capitalization of the Company, including a recapitalization, repurchase, rights offering, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders or other similar corporate transaction or event. As of September 30, 2012, 2,803,807 shares of common stock were available for issuance under the 2012 Plan.

The 2012 Plan will continue in effect until February 6, 2022, unless terminated earlier by the Board. Upon adoption of the 2012 Plan by the shareholders, the 2006 Long-Term Incentive Plan (the “2006 Plan”) terminated, and no further Awards may be granted under the 2006 Plan, but termination of the 2006 Plan will not affect outstanding Awards under the 2006 Plan.

During the nine month period ended September 30, 2012, we granted stock options under the 2006 Plan and 2012 Plan to certain key employees and officers. The options vest three years after grant date, have a seven year life and an exercise price equal to the Company’s stock price on the grant date. A summary of stock option activity for the nine month period ended September 30, 2012 is presented below:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2011	214,500	$18.77
Granted	662,326	5.43
Cancelled or expired	(40,884)	5.42
Exercised	—

Balance at September 30, 2012	835,942	8.85

Options exercisable, at September 30, 2012	208,500	19.23

As of September 30, 2012, there was $0.9 million of total unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The fair value of options granted in the nine month period ended September 30, 2012 was estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The expected term of the stock options is based on the expected life of the option, using the simplified method. The expected volatility is based on a combination of the changes in weekly prices of the Company’s and selected competitors’ stock over a historical period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option.

September 30, 2012
Black-Scholes option-pricing model assumptions:

Weighted average risk-free interest rate	0.9%
Weighted average volatility	47.3%
Weighted average dividend yield	0.0%
Weighted average expected option term	5 years
Weighted average fair value of options granted	$2.25

During the nine month period ended September 30, 2012, we granted time based restricted stock to the non-management members of the Board of Directors. Restricted stock cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends, if any, with respect to the shares. Restricted stock is valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. Restricted stock awarded in the period vests one year from the date of grant.

        A summary of restricted stock activity for the nine month period ended September 30, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	97,846	$7.75
Granted	58,446	5.42
Vested	(84,596)	7.96
Forfeited	—

Nonvested at September 30, 2012	71,696	5.59

As of September 30, 2012, there was $0.2 million of total unrecognized compensation costs related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.5 years.

During the nine month period ended September 30, 2012, we granted equity incentive awards to certain key employees and executive officers. These equity incentive awards are performance stock units (“PSUs”), which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2012, 2013 and 2014 and (ii) the continued employment of the grantee through March 5, 2015. In March 2011, we granted PSUs which vest based on (i) the Company’s achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2011, 2012 and 2013 and (ii) the continued employment of the grantee through March 5, 2014. In June 2010, we granted PSUs which vest based on (i) the Company’s achievement of operating income targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2010, 2011 and 2012 and (ii) the continued employment of the grantee through March 5, 2013.

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

The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units. The Units are valued at the date of grant, based on the closing market price of the Company’s common stock, and expensed using the straight-line method over the requisite service period. The actual number of PSUs earned will be based on the Company’s performance for the periods ending December 31, 2012, 2013 and 2014, as applicable. Vested PSUs in the table below include PSUs that vested during the nine months ended September 30, 2012 under the terms of the applicable award agreement upon the grantee’s resignation or voluntary termination during the period. A summary of RSU and PSU activity for the nine month period ended September 30, 2012 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2011	732,381	173,676	906,057	$5.98

Granted	278,333	—	278,333	5.43
Vested	(11,499)	(66,952)	(78,451)	6.08
Forfeited	(95,165)	(12,076)	(107,241)	5.93

Balance at September 30, 2012	904,050	94,648	998,698	5.82

As of September 30, 2012, there was $2.3 million of total unrecognized compensation cost related to RSU and PSU awards, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

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

In 2007, Union Pacific Railroad (“UP”) asserted a claim against the Company for retroactive and prospective rate adjustments relating to domestic shipments in 20-, 40- and 45 ft. international containers. The Company disputed UP’s claimed bases for rate negotiations, and in 2008 the dispute was submitted to arbitration before a neutral third party arbitrator. An arbitration hearing was set for February 2010 but has been postponed indefinitely by agreement of the parties. The information available to the Company at September 30, 2012 does not indicate that it is probable that a liability had been incurred, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if this claim were resolved against it. Accordingly, the Company has not accrued any liability for this claim in its financial statements as of and for the period ended September 30, 2012. The Company continues to dispute this claim in its entirety and believes that it has meritorious defenses to it and that UP is not entitled to the claimed rate adjustments. The Company intends to vigorously defend against this claim by UP and to pursue its other related rights and remedies.

NOTE 6. SEGMENT INFORMATION

The following table presents reportable segment information for the three and nine month periods ended September 30, 2012 and 2011 (in millions).

	Intermodal	Logistics	Corp/Other	Consolidated
Three-months ended September 30, 2012
Revenues	$291.0	$58.1	$—	$349.1
Intersegment elimination	(0.2)	—	—	(0.2)

Subtotal	290.8	58.1	—	348.9
Income (loss) from operations	8.7	(2.3)	(4.1)	2.3
Depreciation and amortization	1.5	0.4	0.2	2.1
Capital expenditures	2.2	0.6	0.1	2.9
Three-months ended September 30, 2011
Revenues	$302.2	$73.7	—	$375.9
Intersegment elimination	(0.1)	—	—	(0.1)

Subtotal	302.1	73.7	—	375.8
Income (loss) from operations	17.2	(0.8)	(5.0)	11.4
Depreciation and amortization	1.2	0.5	0.2	1.9
Capital expenditures	1.2	0.7	0.1	2.0
Nine-months ended September 30, 2012
Revenues	$882.7	$181.0	$—	$1,063.7
Intersegment elimination	(0.6)	—	—	(0.6)

Subtotal	882.1	181.0	—	1,063.1
Income (loss) from operations	26.3	(8.0)	(13.5)	4.8
Depreciation and amortization	4.0	1.2	0.6	5.8
Capital expenditures	7.0	2.0	0.3	9.3
Nine-months ended September 30, 2011
Revenues	$885.6	$235.2	—	$1,120.8
Intersegment elimination	(0.3)	—	—	(0.3)

Subtotal	885.3	235.2	—	1,120.5
Income (loss) from operations	38.8	(1.2)	(14.8)	22.8
Depreciation and amortization	3.6	1.4	0.4	5.4
Capital expenditures	3.2	1.8	0.4	5.4

The “Corp/Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed here.

For the three month period ended September 30, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 18.4% and the other 17.2% of total revenues). For the three month period ended September 30, 2011, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 15.5%, and the other 10.3% of total revenues).

For the nine month period ended September 30, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 18.1%, and the other 17.3% of total revenues). For the nine month period ended September 30, 2011, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 15.0%, and the other 12.9% of total revenues).

NOTE 7. LEASES

The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimum rental commitments under non-cancellable leases for the respective twelve-month periods ended September 30 are shown below (in millions):

Operating Leases
2013	$67.7
2014	61.5
2015	38.8
2016	19.9
2017	6.2
Thereafter	4.1

Total minimum payments	$198.2

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator - Net income available to common stockholders	$1.1	$6.6	$2.1	$12.8
Denominator:
Denominator for earnings per share - basic:
Weighted average common shares outstanding	35,087,082	34,978,646	35,064,057	34,979,784
Effect of dilutive securities:
Stock options/RSUs/PSUs	293,518	40,506	263,966	30,221

Denominator for earnings per share - diluted	35,380,600	35,019,152	35,328,023	35,010,005

Earnings per share - basic	$0.03	$0.19	$0.06	$0.37

Earnings per share - diluted	$0.03	$0.19	$0.06	$0.37

Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted net income per share. For the three month and nine month periods ended September 30, 2012, 821,843 shares and 672,996 shares were anti-dilutive, respectively. For both the three month and nine month periods ended September 30, 2011, 206,500 shares were anti-dilutive.

NOTE 9. SUBSEQUENT EVENT

On October 19, 2012, we entered into a multi-year agreement with UP for the handling of automotive parts and other shipments in connection with existing cross-border US-Mexico business. The new agreement will change the nature of our participation in this business. Typically, we contract for rail transportation from multiple rail carriers and combine that with our equipment and network logistics management services to intermediaries. Under the new agreement, effective January 1, 2013, we will no longer pass through the rail transportation costs to automotive parts intermediaries, but will provide the same network logistics management services for UP and be compensated for such services and the use of our equipment. Accordingly, beginning January 1, 2013, for US-Mexico automotive parts shipments, our financial results will no longer include the revenue and costs associated with the purchased rail transportation. Additionally, as part of the new agreement, we will pursue these shipments as a retail provider of intermodal services.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, business and growth strategies, the expected impact of our new cross-border agreement with Union Pacific Railroad (“UP”), our financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our strategic initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report are discussed under “Item 1A. Risk Factors” of the 2011 Annual Report and “Item 1A. Risk Factors” in Part II of this Quarterly Report and include:

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

•

the termination, extension or replacement of contracts and rate agreements with our underlying rail carriers, changes in the terms of such contracts or rate agreements, including those resulting from the new cross-border agreement with UP relating to our US-Mexico operations, the deterioration in our relationships with our rail carriers, or adverse changes to the railroads’ operating rules;

•	our reliance on UP to provide us with, and to service and maintain, a substantial portion of the chassis and containers used in our business;

•

our reliance on shipments and the significant percentage of our revenues (39.7% during the nine month period ended September 30, 2012) and related operating profit from customers in or supplying the automotive industry and the effect that economic conditions can have on traffic from automotive industry customers;

•	our success at growing our direct US-Mexico or other business to offset declines in revenue and margins for equipment and services under our new UP cross-border agreement;

•	the impact of competitive pressures in the marketplace;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	our ability to attract and retain independent contractors and third party drayage capacity;

•

changes in our business strategy, development plans or cost savings plans, including those that may result from, or be necessitated by, changes in our business relationships with our underlying rail carriers as a consequence of new contracts or rate agreements entered into with these providers;

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

Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q or in other forward-looking statements made by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under “Item 1A. Risk Factors” in the 2011 Annual Report, and in Part II – Items 1A. “Risk Factors” of this Quarterly Report on Form10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.

Executive Summary

Our third quarter 2012 results in both our intermodal and logistics segments reflect many of the challenges that we continue to face in the current economic climate. Our intermodal segment performance during the quarter reflects continued cost pressure from the railroads coupled with a market that remains unsupportive of price increases. We were, however, successful in managing controllable costs such as the optimal routing of freight and accessorial charges, which helped improve gross margin percentage quarter over quarter and we expect this trend to continue into the fourth quarter. Our logistics segment results are due to soft global economic conditions, depressed levels of trans-Pacific trade and competitive pressures, as well as customer attrition and management turnover in our European ocean operation that occurred during the third quarter.

On October 19, 2012, we entered into a multi-year agreement with UP for the handling of automotive parts and other shipments in connection with existing cross-border US-Mexico business. The new agreement will change the nature of our participation in this business. Typically, we contract for rail transportation from multiple rail carriers and combine that with our equipment and network logistics management services to intermediaries. Under the new agreement, effective January 1, 2013, we will no longer pass through the rail transportation costs to automotive parts intermediaries, but will provide the same network logistics management services for UP and be compensated for such services and the use of our equipment. Accordingly, beginning January 1, 2013, for US-Mexico automotive parts shipments, our financial results will no longer include the revenue and costs associated with the purchased rail transportation. Additionally, as part of the new agreement, we will pursue these shipments as a retail provider of intermodal services. As a result of this agreement, in 2013, we expect a decline in revenues from this business, but we expect that the margin contribution from the US-Mexico automotive parts business will remain consistent with its historical contribution level. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the new agreement decline absent forecasted growth in our retail direct US-Mexico business. See “Forward Looking Statements” and “Risk Factors” in Part II – Item 1A of this Quarterly Report on Form 10-Q, and in Part I - “Item 1A. Risk Factors” to the Company's 2011 Annual Report.

During 2012, we have undertaken a number of strategic initiatives which we believe will positively impact our underlying cost structure and improve our margins in both the intermodal and logistics segments. As discussed above, we signed a multi-year agreement in October with UP that continues our handling of shipments in the US-Mexico automotive parts business and allows us to develop and grow our retail direct US-Mexico business. On October 24, 2012, we announced the appointment of a new Chief Operating Officer who brings deep industry knowledge and extensive experience to our executive management team and will oversee the operations of both our intermodal and logistics segments. Earlier in the year, we announced a new intermodal drayage alliance with CRST which will provide dedicated trucking capacity at lower cost. On the logistics side, we announced the appointment of a new management team for our international logistics business that brings a wealth of knowledge and experience and plan to continue to build the operational and sales leadership of this business. We also have completed our evaluation of operating systems to support the international freight forwarding business and have selected a solution we are currently implementing. We expect these investments in personnel and systems will allow the logistics segment to return to profitability by late 2013 or early 2014 and will build a stronger foundation for selling an integrated portfolio of services to our customers. We have also taken advantage of favorable market conditions and interest rates to enter into several new railcar leases in the first and second quarters to reduce our lease costs which will partially offset the rising costs of railcar maintenance. Finally, in the third quarter of 2012, we amended our revolving credit facility to, among other things, reduce applicable interest rate margins and fees, thereby reducing our overall borrowing costs.

We continue to prudently manage selling, general and administrative expenses which decreased $7.3 million in the first nine months of 2012 as compared to the 2011 period. Direct operating expenses, which include the expenses associated with our container, chassis and railcar fleet, also declined $3.4 million year-to-date 2012 as compared to the 2011 period. Managing and leveraging our fixed costs remains a focus area for the Company for the remainder of 2012 and beyond.

We were debt free at September 30, 2012, and ended the quarter with $83.0 million of borrowing capacity, and we believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Use of Non-GAAP Financial Measures

From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with GAAP. The non-GAAP measures include adjusted revenue, adjusted intermodal revenue, adjusted intermodal gross margin and adjusted intermodal operating income, each of which excludes from 2011 results the impact of the previously announced volume reduction of an ocean carrier customer that transitioned its western volumes directly to the railroad. Adjusted intermodal operating income also excludes from 2011 results the gain on the sale of railcar assets. Management uses the non-GAAP measures in its analysis of the Company’s performance and regularly reports such information to our Board of Directors. Management believes that presentations of financial performance excluding the impact of these revenues and associated costs provides useful supplemental information that is essential to a proper understanding of the operating results of our core businesses and allow investors, management and our Board to more easily compare operating results from period to period. However, the use of any such non-GAAP financial information should not be considered in isolation or as a substitute for revenues, net income or loss, operating income or loss, cash flows from operations or other income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. These non-GAAP measures may not be comparable to those used by other companies.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth our financial data by reportable segment for the three months ended September 30, 2012 and 2011 (in millions).

	2012	2011	Change	% Change
Revenues
Intermodal	$291.0	$302.2	$(11.2)	(3.7)%
Logistics	58.1	73.7	(15.6)	(21.2)
Inter-segment elimination	(0.2)	(0.1)	(0.1)	N/M

Total	348.9	375.8	(26.9)	(7.2)
Cost of purchased transportation and services and direct operating expenses
Intermodal	263.7	269.0	(5.3)	(2.0)
Logistics	47.5	60.9	(13.4)	(22.0)
Inter-segment elimination	(0.2)	(0.1)	(0.1)	N/M

Total	311.0	329.8	(18.8)	(5.7)
Gross margin
Intermodal	27.3	33.2	(5.9)	(17.8)
Logistics	10.6	12.8	(2.2)	(17.2)

Total	$37.9	$46.0	$(8.1)	(17.6)
Gross margin percentage
Intermodal	9.4%	11.0%	(1.6)%
Logistics	18.2	17.4	0.8

Total	10.9%	12.2%	(1.3)%
Selling, general & administrative expenses
Intermodal	$17.1	$19.6	$(2.5)	(12.8)
Logistics	12.5	13.1	(0.6)	(4.6)
Corporate	3.9	4.8	(0.9)	(18.8)

Total	33.5	37.5	(4.0)	(10.7)
Other income
Intermodal	—	(4.8)	4.8	(100.0)
Logistics	—	—	—
Corporate	—	—	—

Total	—	(4.8)	4.8	(100.0)
Depreciation and amortization
Intermodal	1.5	1.2	0.3	25.0
Logistics	0.4	0.5	(0.1)	(20.0)
Corporate	0.2	0.2	—	—

Total	2.1	1.9	0.2	10.5
Income (loss) from operations
Intermodal	8.7	17.2	(8.5)	(49.4)
Logistics	(2.3)	(0.8)	(1.5)	N/M
Corporate	(4.1)	(5.0)	0.9	(18.0)

Total	2.3	11.4	(9.1)	(79.8)
Interest expense	(0.3)	(0.5)	0.2	(40.0)
Income tax expense	(0.9)	(4.3)	3.4	(79.1)

Net income	$1.1	$6.6	$(5.5)	(83.3)%

Revenues. Revenues decreased $26.9 million, or 7.2%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Excluding the revenue impact of the previously announced volume reduction from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad ($24.1 million in the third quarter of 2011), revenues decreased $2.8 million or 0.8%.

The following table sets forth the change in revenue by reportable segment in the 2012 period compared to the 2011 period (in millions).

				As Adjusted 1/
	Change	% Change		Change	% Change
Revenues:
Intermodal	$(11.2)	(3.7	) %	$12.9	4.6%
Logistics	(15.6)	(21.2)		(15.6)	(21.2)
Inter-segment elimination	(0.1)	N/M		(0.1)	N/M

Total	$(26.9)	(7.2	) %	$(2.8)	(0.8	) %

1/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad.

Total intermodal revenue decreased $11.2 million, or 3.7%, from the 2011 period to $291.0 million. Excluding the revenue impact of the previously announced reduced volumes from an ocean carrier customer that transitioned its business directly to the railroad, intermodal revenues increased $12.9 million or 4.6%. Within intermodal, domestic revenues rose 8.9% from higher volume of 6.6%, improved pricing of 1.3% and improved mix of 1.0%. For the period, revenues associated with automotive customers across all intermodal lines of business represented 46.4% of intermodal revenues, compared to 40.1% in the 2011 period. Our big box equipment turns stayed consistent at 1.7x in the 2012 and 2011 periods. International and drayage revenues, excluding the ocean carrier customer reduction discussed above, decreased a combined 14.0% due primarily to a 24.6% decline in volumes attributed to competitive pressures and the continued softening of the global shipping market.

Revenues in our logistics segment decreased $15.6 million, or 21.2%, in the 2012 period compared to the 2011 period. The decline is primarily due to a 25.5% decrease in volumes of our ocean shipping operations attributed to competitive pricing pressures, loss of customers and continued softness in the global market, as well as customer attrition and management turnover in our European ocean operation that occurred during the third quarter.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $18.8 million, or 5.7%, in the 2012 period compared to the 2011 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense decreased $5.3 million, or 2.0%, in the 2012 period compared to the 2011 period. The decrease was primarily driven by the previously mentioned reduction in volume from an ocean carrier customer.

Cost of purchased transportation and services in our logistics segment decreased $13.4 million, or 22.0%, in the 2012 period compared to the 2011 period. The decrease was due primarily to decreased volumes.

Gross Margin. Overall gross margin decreased $8.1 million, or 17.6%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) decreased from 12.2% to 10.9%.

Intermodal segment gross margin decreased by $5.9 million and the gross margin percentage decreased to 9.4%, primarily due to increased costs from our rail providers over and above what we were able to pass onto our customers. Excluding the impact of the reduction in volumes from an ocean carrier customer from the 2011 results, intermodal gross margin decreased $3.2 million in the 2012 period.

Logistics segment gross margin decreased $2.2 million, or 17.2%, and the gross margin percentage for our logistics segment increased from 17.4% in the 2011 period to 18.2% in the 2012 period. The decrease in the gross margin was primarily due to a 25.5% decrease in ocean shipments attributed to competitive pressures and the continued softness of the international shipping market, as well as customer attrition and management turnover in our European ocean operation, while the gross margin percentage increase was due to a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.0 million, or 10.7%, in the 2012 period compared to the 2011 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2011 and continuing in 2012, as well as lower incentive compensation accruals in the 2012 period compared to the 2011 period. Company headcount is down 12.3% year over year.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, or 10.5%, in the 2012 period compared to the 2011 period reflecting additional depreciation of investments in improvements to our transportation information systems.

Income (Loss) From Operations. Income from operations decreased $9.1 million in the 2012 period compared to the 2011 period.

Intermodal segment income from operations decreased $8.5 million, or 49.4%, from $17.2 million in the 2011 period to $8.7 million in the 2012 period. As outlined above, the decrease was due to a combination of lower volumes and increased costs from our rail providers over and above what we were able to pass onto our customers, as well as $1.4 million of amortized gains in the third quarter 2011 related to the 2009 UP payment that is not included in the 2012 results. Excluding the impact of the reduction in volume from the transitioned ocean carrier customer and the gain on sale of railcar assets of $4.8 million in the third quarter of the 2011, the 2012 period income from operations decreased $1.0 million, or 10.3%, compared to adjusted 2011 intermodal operating income.

Logistics segment loss from operations increased $1.5 million from $0.8 million in the 2011 period to $2.3 million in the 2012 period. The increased loss was primarily due to a decline in ocean shipments attributed to competitive pricing pressures, loss of customers and continued softness in the global market, as well as customer attrition and management turnover in our European ocean operation that occurred during the third quarter.

Corporate expenses decreased $0.9 million from $5.0 million in the 2011 period to $4.1 million in the 2012 period. The decrease is primarily due to lower incentive compensation accruals in the 2012 period compared to the 2011 period.

Interest Expense. Interest expense decreased $0.2 million in the 2012 period compared to the 2011 period primarily due to lower average borrowings in the period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The weighted average interest rate during the 2012 period was approximately 4.0% compared to 4.1% in the 2011 period.

Income Tax Expense. We recorded income tax expense of $0.9 million in the 2012 period compared to an income tax expense of $4.3 million in the 2011 period. The effective tax rate was 45.0% in the 2012 period and 39.4% in the 2011 period. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business.

Net income. As a result of the foregoing, net income decreased by $5.5 million from net income of $6.6 million in the 2011 period to $1.1 million in the 2012 period.

Reconciliation of GAAP Results to Adjusted Results

For the Three Months Ended September 30, 2012 and September 30, 2011

(in millions)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011				Adjusted Variance 2012 vs 2011	% Adjusted Variance 2012 vs 2011
	GAAP Results	GAAP Results	Adjustments		Adjusted Results
Revenues
Intermodal	$291.0	$302.2	$(24.1	)1/	$278.1	$12.9	4.6%
Cost of purchased transportation and services and direct operating expense
Intermodal	263.7	269.0	(21.4	)1/	$247.6	16.1	6.5
Gross margin
Intermodal	27.3	33.2	(2.7)		30.5	(3.2)	(10.5)
Gross margin percentage
Intermodal	9.4%	11.0%	11.0%		11.0%	(1.6)%
Income (loss) from operations
Intermodal	$8.7	$17.2	$(7.5	)2/	$9.7	$(1.0)	(10.3	) %

1/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted at the average intermodal margin percentage for the 2011 period.
2/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted at the average intermodal margin percentage for the 2011 period. In addition, adjustment to eliminate the gain on sale of railcar assets of $4.8 million which occurred in the third quarter of 2011.

Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth our financial data by reportable segment for the nine months ended September 30, 2012 and 2011 (in millions).

	2012	2011	Change		% Change
Revenues
Intermodal	$882.7	$885.6	$(2.9)		(0.3	) %
Logistics	181.0	235.2	(54.2)		(23.0)
Inter-segment elimination	(0.6)	(0.3)	(0.3)		N/M

Total	1,063.1	1,120.5	(57.4)		(5.1)
Cost of purchased transportation and services and direct operating expenses
Intermodal	800.9	790.4	10.5		1.3
Logistics	148.5	196.0	(47.5)		(24.2)
Inter-segment elimination	(0.6)	(0.3)	(0.3)		N/M

Total	948.8	986.1	(37.3)		(3.8)
Gross margin
Intermodal	81.8	95.2	(13.4)		(14.1)
Logistics	32.5	39.2	(6.7)		(17.1)

Total	$114.3	$134.4	$(20.1)		(15.0)
Gross margin percentage
Intermodal	9.3%	10.7%	(1.4	) %
Logistics	18.0	16.7	1.3

Total	10.8%	12.0%	(1.2	) %
Selling, general & administrative expenses
Intermodal	$51.5	$57.6	$(6.1)		(10.6)
Logistics	39.3	39.0	0.3		0.8
Corporate	12.9	14.4	(1.5)		(10.4)

Total	103.7	111.0	(7.3)		(6.6)
Other income
Intermodal	—	(4.8)	4.8		(100.0)
Logistics	—	—	—
Corporate	—	—	—

Total	—	(4.8)	4.8		(100.0)
Depreciation and amortization
Intermodal	4.0	3.6	0.4		11.1
Logistics	1.2	1.4	(0.2)		(14.3)
Corporate	0.6	0.4	0.2		50.0

Total	5.8	5.4	0.4		7.4
Income (loss) from operations
Intermodal	26.3	38.8	(12.5)		(32.2)
Logistics	(8.0)	(1.2)	(6.8)		N/M
Corporate	(13.5)	(14.8)	1.3		(8.8)

Total	4.8	22.8	(18.0)		(78.9)
Interest expense	(1.1)	(1.8)	0.7		(38.9)
Income tax expense	(1.6)	(8.2)	6.6		(80.5)

Net income	$2.1	$12.8	$(10.7)		(83.6	) %

Revenues. Revenues decreased $57.4 million, or 5.1%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Excluding the revenue impact of the previously announced volume reduction from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad ($73.2 million for the first nine months of 2011), revenues increased $15.8 million or 1.5%.

The following table sets forth the change in revenue by reportable segment during the 2012 period compared to the 2011 period (in millions).

			As Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$(2.9)	(0.3)	$70.3	8.7%
Logistics	(54.2)	(23.0)	(54.2)	(23.0)
Inter-segment elimination	(0.3)	N/M	(0.3)	N/M

Total	$(57.4)	(5.1)	$15.8	1.5%

1/ Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad.

Total intermodal revenue decreased $2.9 million, or 0.3%, from the 2011 period to $882.7 million. Excluding the revenue impact of the previously announced reduced volumes from an ocean carrier customer that transitioned its business directly to the railroad, intermodal revenues increased $70.3 million or 8.7%. Within intermodal, domestic revenues rose 14.9% from higher volume of 8.8%, improved pricing of 2.6%, higher fuel surcharges of 2.2% and improved mix of 1.3%. For the nine month period, revenues associated with automotive customers across all intermodal lines of business represented 45.9% of intermodal revenues, compared to 39.4% in the 2011 period. Our big box equipment turns remained consistent at 1.7x in both the 2011 period and 2012 period. International and drayage revenues, excluding the ocean carrier customer reduction discussed above, decreased a combined 16.1% due primarily to a 20.7% decline in volumes attributed to competitive pressures and the continued softening of the global shipping market.

Revenues in our logistics segment decreased $54.2 million, or 23.0%, in the 2012 period compared to the 2011 period. The decline is primarily due to a 17.6% decrease in volumes of our shipping operations attributed to competitive pricing pressures, loss of customers and continued softness in the global market.

Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $37.3 million, or 3.8%, in the 2012 period compared to the 2011 period. Direct operating costs are only incurred in our intermodal segment.

The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $10.5 million, or 1.3%, in the 2012 period compared to the 2011 period. The increase was primarily driven by increased rail provider and trucking costs, along with customer mix changes.

Cost of purchased transportation and services in our logistics segment decreased $47.5 million, or 24.2%, from the 2012 period compared to the 2011 period. The decrease was due primarily to decreased volumes.

Gross Margin. Overall gross margin decreased $20.1 million, or 15.0%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) decreased from 12.0% to 10.8%.

Intermodal segment gross margin decreased by $13.4 million and the gross margin percentage decreased to 9.3% during the 2012 period, primarily due to increased costs from our rail providers over and above what we were able to pass onto our customers. Excluding the impact of the reduction in volumes from an ocean carrier customer from the 2011 results, intermodal gross margin decreased $5.6 million, or 6.4%, in the 2012 period due primarily to increased costs.

Logistics segment gross margin decreased $6.7 million, or 17.1%, and the gross margin percentage for our logistics segment increased from 16.7% in the 2011 period to 18.0% in the 2012 period. The decrease in the gross margin was primarily due to a 17.6% decrease in ocean and air shipments, competitive pressures and the continued softness of the international shipping market, while the gross margin percentage increase was due to a more favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.3 million, or 6.6%, in the 2012 period compared to the 2011 period. The decrease was due primarily to the impact of cost reduction efforts taken in 2011 and continuing in 2012, as well as lower incentive compensation accruals in the 2012 period compared to the 2011 period. Company headcount is down 12.3% year over year.

Depreciation and Amortization. Depreciation and amortization expenses increased $0.4 million, or 7.4%, in the 2012 period compared to the 2011 period reflecting additional depreciation of investments in improvements to our transportation information systems.

Income (Loss) From Operations. Income from operations decreased $18.0 million in the 2012 period compared to the 2011 period.

Intermodal segment income from operations decreased $12.5 million, or 32.2%, from $38.8 million in the 2011 period to $26.3 million in the 2012 period. The decrease was due to a combination of lower volumes and increased rail provider costs over and above what we were able to pass onto our customers, as well as $4.2 million of amortized gains in the first nine months of 2011 related to the 2009 UP payment that is not included in the 2012 results. Excluding the impact of the reduction in volume from the transitioned ocean carrier customer and the gain on sale of railcar assets of $4.8 million from the 2011 results, the 2012 period income from operations increased $0.1 million, or 0.4%, compared to adjusted 2011 intermodal operating income.

Logistics segment loss from operations increased $6.8 million from $1.2 million in the 2011 period to $8.0 million in the 2012 period. The increased loss was primarily due to a decline in ocean shipments attributed to competitive pricing pressures, loss of customers and continued softness in the global market.

Corporate expenses decreased $1.3 million from $14.8 million in the 2011 period to $13.5 million in the 2012 period. The decrease is primarily due to lower incentive compensation accruals in the 2012 period compared to the 2011 period.

Interest Expense. Interest expense decreased $0.7 million in the 2012 period to the 2011 period primarily due to lower average borrowings in the period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The weighted average interest rate during the 2012 period was approximately 4.0% compared to 3.6% in the 2011 period.

Income Tax Expense. We recorded income tax expense of $1.6 million in the 2012 period compared to an income tax expense of $8.2 million in the 2011 period. The effective tax rate was 43.2% in the 2012 period and 39.0% in the 2011 period. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business.

Net income. As a result of the foregoing, net income decreased by $10.7 million from net income of $12.8 million in the 2011 period to $2.1 million in the 2012 period.

Reconciliation of GAAP Results to Adjusted Results

For the Nine Months Ended September 30, 2012 and September 30, 2011

(in millions)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011				Adjusted Variance 2012 vs 2011	% Adjusted Variance 2012 vs 2011
	GAAP Results	GAAP Results	Adjustments		Adjusted Results
Revenues
Intermodal	$882.7	$885.6	$(73.2	) 1/	$812.4	$70.3	8.7%

Cost of purchased transportation and services and direct operating expense
Intermodal	800.9	790.4	(65.4	) 1/	$725.0	75.9	10.5

Gross margin
Intermodal	81.8	95.2	(7.8)		87.4	(5.6)	(6.4)

Gross margin percentage
Intermodal	9.3%	10.7%	10.7%		10.7%	(1.4)%

Income (loss) from operations
Intermodal	$26.3	$38.8	$(12.6	) 2/	$26.2	$0.1	0.4%

1/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted at the average intermodal margin percentage for the 2011 period.
2/	Adjustment to reflect previously announced reduction in volume from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted at the average intermodal margin percentage for the 2011 period. In addition, adjustment to eliminate the gain on sale of railcar assets of $4.8 million which occurred in the third quarter of 2011.

Liquidity and Capital Resources

Cash used in operating activities was $3.9 million for the nine month period ended September 30, 2012 and cash provided by operating activities was $26.3 million for the nine month period ended September 30, 2011. The decrease in cash provided by operating activities in the 2012 period was due primarily to the lower income from operations in the 2012 period and a decrease in cash provided by working capital due to higher accounts receivables balances at September 30, 2012. The accounts receivable balance increased from December 31, 2011 to September 30, 2012 due to higher domestic intermodal revenues combined with the replacement of receivables from the transitioned ocean carrier customer with short credit terms replaced with receivables from domestic customers with standard terms.

We had working capital of $47.0 million and $42.2 million at September 30, 2012 and 2011, respectively. The increase in 2012 is due primarily to a decrease in accounts payable and an increase in accounts receivable.

Cash flows used in investing activities were $7.4 million and cash flows provided by investing activities were $1.6 million for the nine month periods ended September 30, 2012 and 2011, respectively. During the 2012 period we used $28.4 million, principally borrowings under our 2010 Credit Agreement, to acquire 262 railcars which were sold during the period for $30.2 million in sale-leaseback transactions. Proceeds from the sale were used to repay those bank borrowings. During the 2011 period, we used $22.1 million, principally borrowings under our 2010 Credit Agreement, to acquire 245 railcars which were sold during the period for net proceeds of $28.9 million.

The 2012 period cash capital expenditures included $8.3 million for information technology systems, $0.9 million for normal computer replacement items and $0.1 million of leasehold improvements and other assets.

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

Cash flows used in financing activities were $0.4 million and $13.5 million for the nine month periods ended September 30, 2012 and September 30, 2011, respectively. This decrease in cash used by financing activities is due to lower net repayments on borrowings under our 2010 Credit Agreement in the 2012 period. The Company had no net borrowings in the 2012 period and repaid a net $13.4 million during the 2011 period under our 2010 Credit Agreement.

As of September 30, 2012, $83.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula, net of $11.6 million of outstanding letters of credit. Starting in 2013, under our new cross-border agreement with UP discussed above, available borrowings are expected to decrease reflecting the reduction in revenues and related receivables related to the new agreement. Assuming that the new agreement had been in place during 2012, on a pro forma basis the amount of available borrowings under the 2010 Credit Agreement at September 30, 2012 would have approximated $70 million, net of the outstanding letters of credit. Notwithstanding the expected lower borrowing base beginning in 2013, we believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will remain sufficient to meet our cash needs for at least the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected primarily by changes in interest rates. Under our policies, we may use hedging techniques and derivative financial instruments to reduce the impact of adverse changes in interest rates.

We have market risk in interest rate exposure, primarily in the United States. We manage interest exposure through our floating rate debt. Interest rate swaps may be used from time to time to adjust interest rate exposure when appropriate based on market conditions. There were no swaps outstanding as of September 30, 2012.

Based upon the average variable interest rate debt outstanding during the three months ended September 30, 2012, a 100 basis point change in our variable interest rates would affect our pre-tax earnings by approximately $0.1 million on an annual basis.

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

Based upon the disclosure controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information on legal proceedings is set forth in Note 5 to the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS.

In addition to the information on risk factors set forth in “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I-Item 2 of this Quarterly Report on Form 10-Q and in Part I - “Item 1A. Risk Factors” to the Company’s 2011 Annual Report, investors should carefully consider the following risks. Except as set forth below, there have been no material changes from the risk factors previously described in Pacer’s 2011 Annual Report.

The new cross-border agreement with Union Pacific will reduce our revenues and may adversely affect our operating income over time.

As discussed in Note 9 of the Condensed Consolidated Financial Statements and the MD&A, we entered into a multi-year agreement with UP for the handling of automotive parts and other shipments in connection with existing US-Mexico business. The new agreement will change the nature of our participation in this business. Typically, we contract for rail transportation from multiple rail carriers and combine that with our equipment and network logistics management services to intermediaries. Under the new agreement, effective January 1, 2013, we will no longer pass through the rail transportation costs to automotive parts intermediaries, but will provide the same network logistics management services for UP and be compensated for such services and the use of our equipment. Accordingly, beginning January 1, 2013, for US-Mexico automotive parts shipments, our financial results will no longer include the revenue and costs associated with the purchased rail transportation. Additionally, as part of the new agreement, we will pursue these shipments as a retail provider of intermodal services. As a result of this agreement, in 2013, we expect a decline in revenues from this business, but we expect that the margin contribution from the US-Mexico automotive parts business will remain consistent with its historical contribution level. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the new agreement decline absent forecasted growth in our retail direct US-Mexico business. Accordingly, our consolidated operating income could be adversely affected by the new agreement if we are not able to grow our direct retail US-Mexico business, including retail cross-border auto parts business, and other service offerings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

On October 24, 2012, the Compensation Committee of our Board of Directors approved the 2013 Bonus Plan, which is substantially consistent with the 2012 bonus plan. The 2013 Bonus Plan provides for payment of cash bonuses subject to achievement of specified financial objectives. The executive officers named in our 2012 proxy statement are eligible to participate in the 2013 Bonus Plan. Bonuses payable to the named executive officers participating in the 2013 Bonus Plan are contingent on the Company’s actual fiscal year 2013 consolidated operating income or gross margin for certain lines of business (as such financial measures may be adjusted by the Committee in its discretion for certain items as described in the 2013 Bonus Plan) falling within specified minimum and maximum targets established by the Committee. Bonuses are capped at 150% of a participant’s bonus opportunity (stated as a percentage of base salary) as established by the Committee. For our Chief Executive Officer, the target bonus opportunity is set at 100% of annual base salary. For Messrs. Hafferty, Burns and Killea, the target bonus opportunity is set at 50% of annual base salary. For Mr. Ward, the target bonus opportunity is 40% of annual base salary. We will provide additional information regarding the compensation of our executive officers in our proxy statement for the 2013 annual meeting of shareholders.

Effective November 12, 2012, Paul Svindland will join the Company to serve as its Chief Operating Officer. Prior to joining the Company, Mr. Svindland, age 41, was a Managing Director of AlixPartners LLP, a global business-advisory firm, where he co-led the global transportation and logistics practice, working with carriers and shippers to improve their overall operational and financial performance. He joined AlixPartners in October 2006 as a Director and was promoted to Managing Director in December 2009. From 2000 to October 2006, he served at ICG Commerce, a leading sourcing, procurement and logistics company where he developed and led the firm’s global logistics practice, Mr. Svindland’s experience also includes several years in management roles with Maersk Inc., the steamship line.

Mr. Svindland’s compensation as Chief Operating Officer includes an annual base salary of $425,000, a target cash bonus opportunity of 75% of his annual base salary and a 12-month severance commitment if his employment is terminated by the Company without “cause.” In addition, Mr. Svindland was awarded 250,000 shares of restricted stock units under the Company’s 2012 Omnibus Incentive Plan, vesting in 25% annual increments beginning on the first anniversary of the grant date (i.e., his first day of employment with the Company), subject to his employment with the Company on the applicable vesting date. The Company has entered into an employment agreement with Mr. Svindland consistent with the offer of employment and based on the Company’s standard form of executive employment agreement, which includes restrictive covenants for the Company’s benefit relating to the non-disclosure of the Company’s confidential business information and trade secrets; the disclosure, grant and assignment of inventions; and non-competition with regard to any business or activity that competes with the Company. A summary of the terms of Mr. Svindland’s employment arrangements is furnished as Exhibit 10.4 hereto.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Separation Agreement and Release of Claims dated October 16, 2012, between Pacer International, Inc. and Michael Gordon.

10.2	Form of Restricted Stock Unit Award Agreement (for employees) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan

10.3	Employment Agreement dated as of September 11, 2012 between Pacer International, Inc. and Jeff Cook

10.4	Summary of terms of employment arrangements with Paul Svindland

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	filed herewith
**	furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we explicitly incorporate it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date: October 26, 2012	By:	/s/ Daniel W. Avramovich
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2012	By:	/s/ John J. Hafferty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and Release of Claims dated October 16, 2012, between Pacer International, Inc. and Michael Gordon.

10.2	Form of Restricted Stock Unit Award Agreement (for employees) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan

10.3	Employment Agreement dated as of September 11, 2012 between Pacer International, Inc. and Jeff Cook

10.4	Summary of terms of employment arrangements with Paul Svindland

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**