Form 10-K
period 2012-12-31
PACER INTERNATIONAL INC
filed 2013-02-08
CIK 1091735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $187,380,000 at June 30, 2012 (based on the NASDAQ National Market closing price on that date). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates. On February 8, 2013, the registrant had 35,085,577 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference—
Portions of the registrant’s definitive Proxy Statement for the 2012 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2012, have been incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.
ITEM 1. BUSINESS
Overview
Pacer International, Inc. and its consolidated subsidiaries (“the Company”, “we”, “us” and “our”) are a leading asset-light transportation and global logistics services provider. Our strategy is to focus on making our customer’s world run smoother. By coordinating our capabilities with our customers’ transportation network needs, we create efficiency and value for shippers and deliver world-class customer service. As a premier intermodal transportation provider in North America, our intermodal segment represents approximately 80% of our total revenues. As a complement to our intermodal network, we also provide logistics solutions including global international freight forwarding, non-vessel-operating common carrier (“NVOCC”), highway brokerage, warehousing and distribution, and supply chain management services.
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
Our Service Offerings
We provide our transportation services from two operating segments, our intermodal segment, which provides intermodal transportation services (the movement of freight via trailer or container using two or more modes of transportation which nearly always include rail and truck segments) principally to beneficial cargo owners (end-user customers), transportation intermediaries and steamship lines who use intermodal transportation, and our logistics segment, which provides highway brokerage, supply chain management, international freight forwarding, NVOCC, and warehousing and distribution services to a wide variety of end-user customers.
Both segments have dedicated management teams and offer different but related products and services. Information about our segments, including revenues, income from operations, and geographic information, is included in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
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
We provide container capacity, local transportation services (also called local cartage or drayage), on-site operational services, door-to-door shipment management and high quality customer service for our intermodal customers. We arrange for a container or trailer shipment to be picked up at origin by truck and transported to a site for loading onto a train. The shipment is then transported via railroad to a site for unloading from the train in the vicinity of the final destination. After the shipment has been unloaded and is available for pick-up, we arrange for the shipment to be transported by truck to the final destination. We provide customized electronic tracking and analysis of charges and our own negotiated rail, truck and intermodal rates, and we determine the optimal transportation routes. We also track and monitor shipments in transit, consolidate billing, handle claims for freight loss or damage on behalf of our customers, and manage the handling, consolidation and storage of freight throughout the transportation process. Service provided to an individual customer may include one or all of the above components.

We offer north-south US-Mexico intermodal service using our container capacity, chassis fleet, experienced personnel and rail transportation network. As a result of our new cross border agreement with Union Pacific (see "Development of Our Company"), effective January 1, 2013, the manner in which we provide wholesale services with respect to US-Mexico automotive parts shipments will change from a direct wholesale provider of such services to transportation intermediaries, earning linehaul revenues and incurring associated purchased transportation costs, to a fee based provider of such services directly to Union Pacific. Under the new agreement, we now act as Union Pacific's network logistics manager for automotive parts shipments between the US and Mexico and provide rail container and chassis management services for Union Pacific for US-Mexico cross-border automotive parts shipments. While these US-Mexico services are now provided directly to Union Pacific, we continue to offer our north-south US-Mexico intermodal transportation services directly to end-user customers for all types of shipments.
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
Through contracts and rate agreements with North American railroads, including Union Pacific, CSX, Kansas City Southern de Mexico (“KCSM”), Norfolk Southern and Canadian National Railroad, we have access to a comprehensive North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. Our rail contracts provide for, among other things, competitive rates, service standards, capacity assurances, and the utilization of nationwide terminal facilities.
We contract with independent trucking owner-operators and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers for the interchange and use of equipment supplied by these providers. This network allows us to supply door-to-door transportation across the country for end-user customers, steamship lines and transportation intermediaries. Currently approximately 985 owner-operator trucks are under contract with our trucking subsidiaries to haul freight for our customers.
We maintain fleets of double-stack railcars, containers and chassis, substantially all of which are leased. As of December 31, 2012, our equipment fleet consisted of 1,587 double-stack railcars, 17,857 containers and 15,469 chassis (steel frames with rubber tires used to transport containers over the road). In addition, through arrangements with APL Limited and other shipping companies, we provide customers with access to a large fleet of smaller International Standards Organization (“ISO”) international containers, allowing us to provide additional transportation capacity using these containers as they are being repositioned from destinations within North America back to the port areas. Our fleet, combined with ocean shipping companies’ ISO containers, makes us an important provider of capacity in all container sizes.
The size of our leased and owned equipment fleet (including our access to the smaller ISO international containers westbound fleet), the frequent departures available to us through our rail contracts and the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements, which we believe gives us an advantage in attaining, at a competitive price, the responsiveness and reliability required by our customers. Our expertise in Mexico cross-border intermodal services where we have dedicated personnel, infrastructure and equipment resources is another of our competitive advantages. Our information technology systems enable us to continuously track containers, chassis and railcars throughout our transportation network. Through our equipment fleet and arrangements with rail carriers, we can control the equipment used in our intermodal operations and employ full-time personnel on-site at many terminals to ensure close coordination of the services provided at these facilities. Our dedicated fleet and our access to railroad equipment, as well as our ability to balance our equipment flows by selling to third party intermodal marketing companies and highway brokerage companies, allows us to increase our equipment utilization.
We operate the intermodal segment from regional service centers in Dublin, OH; Los Angeles, CA; Jacksonville, FL; Rutherford, NJ; and Laredo, TX; and from local trucking facilities in 31 cities, as well as from rail terminals and container yards throughout our rail network.
Logistics Segment
Highway Brokerage
We arrange the movement of freight in containers or trailers by truck using a nationwide network of over 5,780 highway carriers. By utilizing our aggregate volumes to negotiate rates, we are able to provide quality service at attractive prices. We provide highway brokerage services throughout North America through our customer service centers in Dublin, OH and

Rutherford, NJ, and our network of independent agents and agencies. We manage all aspects of these services for our customers, including selecting carriers, negotiating rates, tracking shipments, billing and resolving disputes.
International Freight Forwarding and NVOCC Services
As an international freight forwarder, we provide freight forwarding and customs brokerage services that involve transportation of freight into or out of the United States and between foreign countries. As a NVOCC, we provide international shipping for our customers and connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 2,700 clients internationally through our offices in Lake Success, NY; Norfolk, VA; Chicago, IL; Seattle, WA; San Francisco and Long Beach, CA; Miami, FL; Phoenix, AZ; Houston, TX; New Orleans, LA; Dublin and Cincinnati, OH; and regional offices in Hamburg and Berlin, Germany; London, United Kingdom; Hong Kong and Shanghai, China; Singapore, and approximately 140 independent agents worldwide.
As a NVOCC, we transport our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We then are able to charge our customers rates lower than the rates they could obtain directly from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and arrange transportation to the final destination. At the destination port, acting directly or through our agent, we deliver the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period. The aggregate amount of damages that we have been required to pay in the past has not been material and we do not expect such contract terms to have a material adverse effect on our operating results in the future.
As a customs broker, we are licensed by the U.S. Customs and Border Protection Service to act on behalf of importers in handling customs formalities and other details critical to the importation of goods. We prepare and file formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer, arrange for the payment of collect freight charges, assist with determining and obtaining the best commodity classifications for shipments and assist with qualifying for duty drawback refunds. We provide customs brokerage services to direct domestic importers in connection with many of the shipments that we handle as a NVOCC, as well as shipments arranged by other freight forwarders, NVOCCs or vessel operating common carriers.
Warehousing and Distribution
We provide warehousing and distribution services primarily servicing the needs of importers looking to move their goods in a timely and efficient manner, either directly to a retailer or to an inland distribution point. To accomplish this objective and deliver superior service to our import customers, we operate multiple facilities in the Los Angeles area that comprise approximately 700,000 square feet. All of these facilities are located within 18 miles of the Southern California ports, making possible a timely and efficient flow of ocean containers to and from our warehouses. To further improve the quality of service and expedite the delivery of ocean freight, this unit has 55 independent owner operators with “clean” trucks that comply with the emission standards of the Southern California ports and rail yards, and the California Air Resources Board (“CARB”). This unit also has 32 independent owner operators with trucks that move domestic shipments to and from our warehouses as well as many other retail distribution centers. These 32 trucks are compliant with CARB standards. To help our customers reduce their import costs, we have extended the hours of operation of our harbor trucking fleet to take maximum advantage of the program implemented by the Ports of Los Angeles and Long Beach to encourage the movement of cargo at night and on weekends to reduce truck traffic during peak daytime hours. In 2011 and 2012, we expanded our operations to include a 400,000 square foot facility in Sumner, WA to support customers using the ports of Tacoma and Seattle. We currently sublease 140,000 square feet of this facility.
We perform multiple services specifically designed for importers, including:

•	warehousing and distribution — receiving inventory to stock in order to fulfill future outbound orders,

•	value-added services — labeling, price tagging, palletizing, pick and pack and reworking,

•	transloading — transferring freight from ocean containers to domestic equipment for movement by rail or road,

•	deconsolidation — sorting freight for distribution to multiple outbound destinations, and

•	consolidation — collecting multiple smaller inbound shipments to build full truckloads.

Supply Chain Management
We use the information from our advanced information systems to provide consulting and supply chain management services to our customers. These specialized services allow our customers to realize cost savings and concentrate on their core competencies by outsourcing to us the management and transportation of their materials and inventory throughout their supply chain.
Technology
Our scalable intermodal and logistics transportation technology systems provide for the electronic interchange of data between our customers and us, and an Internet-based connectivity that allows us to communicate directly with our customers and transportation service providers. Our systems provide us with performance, utilization and profitability indicators as they monitor and track shipments across various transportation modes, providing timely visibility regarding shipment status, location and estimated delivery times. Our exception notification system informs us of any potential delays so we can alert our customers of the delay in order to allow them to minimize the impact on their operations. Our systems also report transit times, rates, equipment availability and the logistics activity of our transportation service providers, enabling us to plan and execute freight movements more reliably, efficiently and cost effectively.
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
We implemented an internally developed transportation management and operations system which began handling all new transportation orders in 2010. As a result of this implementation, we terminated our legacy information services agreement with APL Limited. Capital expenditures for this systems project were $0.5 million in 2012, $0.6 million in 2011 and $3.1 million in 2010.
We continue to improve our overall technology platform to better serve our customers and communicate with key vendors and improve our ability to meet our customers’ future intermodal and logistics needs.
Customers
We provide transportation and logistics services to many Fortune 500 and multi-national companies as well as to numerous other shippers and transportation intermediaries. Approximately 40% of our 2012 total revenues across all lines of business were related to the automotive industry.
Within the intermodal segment, prior to the middle of 2010, we historically referred to three “wholesale” lines of business and the “retail” line of business. The three wholesale lines of business, which primarily provide ramp-to-ramp intermodal services, were referred to as (1) wholesale international, or “OCS,” for ocean carrier services, which handled shipments tendered by ocean shipping companies that move in international-sized containers (20-ft, 40-ft and 45-ft containers), which may be referred to as “small box” business; (2) wholesale automotive, which are shipments tendered by intermediaries arranging transportation for automotive manufacturers and parts suppliers, the majority of which shipments move north-south between the United States and Mexico; and (3) wholesale third party domestic, which are shipments tendered by IMCs in North America and which is the line of business that substantially transitioned away from us during the first quarter of 2010 following the implementation of our November 2009 contractual arrangements with Union Pacific (see “Development of Our Company”) and as we turned our focus to our “retail” intermodal business discussed below. For the “retail” line of business, we provide door-to-door intermodal service primarily to end user customers and other beneficial cargo owners, such as manufacturers, consumer products companies and major retailers. Due to the substantial transition of the third party domestic line of business, sometimes referred to as the east-west big box IMC business, the integration of our intermodal operations, and our increased focus on overall network flows beginning in 2010 and 2011 to maximize efficiency and equipment turns, we no longer distinguish between types of customers and the automotive, IMC or retail lines of business, all of which operate in our 53-ft “big box” container fleet.
As a result of our new cross border agreement with Union Pacific, the nature of our wholesale automotive customer base with respect to our US-Mexico automotive parts shipments will change. Historically, we provided our wholesale intermodal services to transportation intermediaries servicing the major US automobile manufacturers and parts suppliers. Effective January 1, 2013, we will no longer contract directly with these customers for this wholesale business but will instead provide equipment capacity to, and become the network logistics manager for, Union Pacific. We will continue to offer our north-south US Mexico intermodal transportation services directly to end user customers for all types of shipments.

Two customers contributed more than 10% of total consolidated revenues for the year ended December 31, 2012, each individually contributing 18.6% and 17.3%. Two customers contributed more than 10% of total consolidated revenues for the year ended December 31, 2011, each individually contributing 15.3% and 15.1%. Three customers contributed more than 10% of total consolidated revenues for the year ended December 31, 2010, each individually contributing 14.5%, 12.0%, and 10.1%.
Sales and Marketing
As of December 31, 2012, we had over 155 direct sales and customer service representatives in our intermodal and logistics segments that sell and support our portfolio of services to a diverse customer base which includes beneficial cargo owners, steamship lines, truckload carriers, truck brokers, freight forwarders and other third party transportation service providers such as intermodal marketing companies, third-party logistics companies, and shippers’ agents.
Our sales representatives are directly responsible for managing our business relationships with our customers. They seek to expand our business base by cross-selling our portfolio of services to our current and future customers. They also collaborate with our customer service groups in an effort to provide problem-solving, cargo tracking services, reporting and the efficient processing of customer orders and inquiries. The domestic direct sales force is also supplemented with approximately 25 domestic sales agents and agencies.
In addition to our direct domestic sales force, we also have an extensive network of sales and customer service representatives for our international NVOCC and freight forwarding business located in twelve offices in North America, and regional offices in Hamburg and Berlin, Germany; London, United Kingdom; Hong Kong and Shanghai, China; and Singapore, along with approximately 140 agents worldwide.
Development of Our Company
We commenced operations as an independent, stand-alone company upon our recapitalization in May 1999. From 1984 until our recapitalization, portions of our intermodal business were conducted by various entities owned directly or indirectly by APL Limited.
In May 1999, we were recapitalized through the purchase of shares of our common stock from APL Limited led by two affiliates of Apollo Management, and our redemption of a portion of the remaining shares of common stock held by APL Limited. On the date of the recapitalization, we also began providing intermodal and logistics services to customers through our acquisition of Pacer Logistics, Inc. In connection with these transactions, our name was changed from APL Land Transport Services, Inc. to Pacer International, Inc.
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
On October 19, 2012, we entered into a multi-year agreement with Union Pacific to arrange, manage and provide wholesale intermodal transportation services for automotive parts shipments between the United States and Mexico. The new agreement changes the nature of our participation in this business. Typically, we contract for rail transportation from multiple rail carriers and combine that with our equipment and network logistics management services to intermediaries. Under the new agreement, effective January 1, 2013, we will no longer collect and pass through the rail transportation costs to automotive parts intermediaries servicing this US-Mexico business, but will act as Union Pacific's manager for cross-border shipments and provide rail container and chassis management services for Union Pacific in Mexico. We are compensated on a fee basis for such services and the use of our equipment. Accordingly, beginning January 1, 2013, for US-Mexico automotive parts shipments, our financial results will no longer include the revenue and costs associated with the purchased rail transportation. Additionally, as part of the new agreement, we will pursue these shipments as a retail provider of intermodal services.
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
Agents and Independent Contractors
Our strategy is to provide the local trucking portions of an intermodal move through our own trucking operations, which gives us greater control over the movement, increases the margins retained by us and raises the quality of service to the customer. In our local trucking operations, we rely on the services of independent owner-operators who supply tractors and drivers for us, as well as a few agents who procure business for and manage a group of trucking contractors. Substantially all of our truck equipment and drivers are provided by independent contractors. Our relationships with independent contractors and agents allow us to provide customers with local trucking services without the need to commit capital to acquire and maintain a large trucking fleet. Our agreements with independent trucking contractors and agents are generally terminable by either party on short notice, but the majority of these contractors and agents choose to maintain their contracts with us over the long term.

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
Our intermodal equipment fleet consists of double-stack railcars, containers and chassis that are owned or subject to short and long-term leases. As of December 31, 2012, we leased approximately 100% of our containers, approximately 98% of our chassis and approximately 87% of our double-stack railcars.
Under our equipment arrangements, Union Pacific assumes owner’s maintenance and repair responsibilities for our 53-foot equipment fleet, and the Company remains responsible for damages and repairs incurred during usage. During the fourth quarter of 2010, we assigned and Union Pacific assumed all of our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors, and we entered into an equipment lease agreement with Union Pacific under which we lease 53-foot, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. Under these arrangements, we retain operating control over the containers leased from Union Pacific necessary to support our business and have the ability to adjust the size of our fleet up or down in the future to address estimated changes in our equipment needs, and Union Pacific supplies chassis necessary to support our business. Since the beginning of 2010, substantial portions of our chassis have been under the operational management and control of Union Pacific pursuant to the November 2009 arrangements between Pacer and Union Pacific. During the first half of 2011, we assigned and Union Pacific assumed the Company’s future lease obligations for those 53-foot chassis leased from third party equipment lessors used on the Union Pacific network. Under the new cross border agreement, Union Pacific has agreed to assume leases for any excess chassis and containers that Pacer no longer needs to service US-Mexico shipments. See the notes to our consolidated financial statements for further discussion.
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

As of December 31, 2012, our railcars, chassis and container fleet consisted of the following:

	Owned	Leased	Total
Containers
48’ Containers	4	—	4
53’ Containers	3	17,850	17,853
Total	7	17,850	17,857
Chassis
20’ and 40’	—	312	312
48’	7	711	718
53’	360	14,079	14,439
Total	367	15,102	15,469
Railcars	199	1,388	1,587
We also lease a limited amount of equipment to support our local trucking operations. The majority of our local trucking operations are conducted through contracts with independent trucking companies and contractors that own and operate their own equipment. The fleets of our local trucking and port drayage operations in Southern California comply with the CARB.
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
In our operations as an authorized carrier or warehouseman, we maintain legal liability insurance to protect us against catastrophic claims arising from damage or loss to freight in transit or warehouse storage. We also maintain property damage insurance to protect us against damage to our property.
Our terms of carriage on international and ocean shipments limit our liability consistent with industry standards. We offer our NVOCC and freight forwarding customers the option to purchase all risk cargo insurance for their shipments.
We also maintain insurance for commercial automobile liability, truckers’ commercial automobile liability, non-trucking commercial automobile liability, commercial general liability, employers’ liability, and umbrella and excess umbrella liability, with coverage limits and subject to self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims.
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
Pursuant to a long-term agreement, APL Limited historically supplied us with the computer software and other information technology services for our intermodal segment operations. In 2010, we terminated the agreement and replaced the systems provided by APL with a new internally-developed transportation management and operations system. The new system was handling all new transportation orders as of July 2010. See “Technology” above.

Business Cycle
The transportation industry has historically performed cyclically as a result of economic recessions, customers’ business cycles, increases in prices charged by third-party carriers, interest rate fluctuations and other U.S. and global economic factors, many of which are beyond our control. Beginning in 2008 and continuing throughout 2009, the U.S. and global economy underwent a severe economic slowdown, characterized by many as a recession, which impacted the availability of services from our rail and truck transportation providers and our customer’s demands for our services. Although conditions have improved somewhat since 2009, the future pace of recovery and even the continuation thereof cannot be predicted. During economic downturns, reduced overall demand for transportation services will likely reduce demand for our services and exert downward pressures on rates and margins. In periods of strong economic growth, demand for limited transportation resources can result in increased rail network congestion and resulting operating inefficiencies.
Competition
The transportation services industry is highly competitive. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads and other intermodal services providers. Our logistics business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, freight forwarders and private shipping departments. We also compete with transportation services companies for the services of independent commissioned agents, and with trucklines for the services of independent contractors and drivers. Competition in our intermodal and logistics segments is based primarily on freight rates, quality of service, such as damage-free shipments, on-time delivery and consistent transit times, consistent availability of capacity, reliable pickup and delivery and scope of operations. Our major competitors include J.B. Hunt Transport, Schneider National, the Hub Group, C.H. Robinson and numerous other non-asset based IMCs. Some of these competitors, such as C.H. Robinson have significantly larger operations, revenues and resources than we have.
Employees
As of December 31, 2012, we had a total of 908 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.
Government Regulation
Regulation of Our Trucking and Intermodal Operations
The transportation industry is regularly subject to legislative and regulatory changes that have affected the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of, providing transportation services. We cannot predict the effect, if any, that future legislative and regulatory changes may have on our business or consolidated results of operations.
Our highway brokerage operations are licensed by the U.S. Department of Transportation, or “DOT,” as a national freight broker in arranging for the transportation of general commodities by motor vehicle. The DOT prescribes qualifications for acting as a national freight broker, including surety bonding requirements. Our local cartage operations provide motor carrier transportation services that require registration with the DOT and compliance with economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts, as well as compliance with hours of service reporting, driver qualification processes, accident reporting, vehicle inspections and other safety related regulations. As an intermodal chassis provider, we are subject to DOT regulations, that require our rail operation to register and file with the Federal Motor Carrier Safety Administration an Intermodal Equipment Provider Report, maintain a systematic inspection, repair and maintenance program on our chassis and maintain documentation of the program. Under our equipment agreement with Union Pacific, compliance with these federal regulations for our 53-foot equipment being operated in the Union Pacific network is the responsibility of Union Pacific. We remain responsible for compliance with these federal regulations for our leased and owned chassis other than those supplied by Union Pacific. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of state vehicle registration and licensing requirements. We and the carriers upon which we rely are also subject to various federal and state safety and environmental regulations.

Our operations serving ports and rail yards are also subject to various regulatory initiatives such as the Ports of Los Angeles and Long Beach clean truck program, CARB drayage truck regulation and the Port of Oakland truck ban. The Ports of Los Angeles and Long Beach clean truck program bans pre-1989 trucks from the ports, imposes fees on shipments handled with trucks that do not meet 2007 emission standards, and requires trucking companies to comply with a variety of requirements to remain eligible for port access. Similarly, CARB regulations, require drayage trucks that operate within 80 miles of California’s ports and rail yards to meet emission standards and ban trucks with model year 1993 and older engines from entering ports and rail yards. The Port of Oakland's strict dirty truck ban goes beyond the CARB regulations (which assess fines for operating a non-compliant truck) by establishing a turn-away requirement for non-compliant trucks at the port. We have implemented programs to source truck capacity from independent owner operators that meets these emissions requirements.
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
Environmental
Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. See the discussion above under the heading “Government Regulation” for more information about certain environmental regulations affecting our businesses. In particular, a number of our facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our capital expenditures, consolidated results of operations or competitive position as a result of our efforts to comply with environmental requirements, nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2013. However, future changes in environmental regulations or liabilities from newly discovered environmental conditions could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows.
Seasonality
Our revenues generally show a seasonal pattern with a peak season for intermodal shipments in the third quarter to meet holiday demand for consumer goods and a reduction in shipments during the winter months. In addition, the auto companies that use our transportation services generally shut down their assembly plants for a few weeks during the summer months and a week in December.

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
The transportation services industry is highly competitive. Our logistics segment competes primarily against other domestic asset-based and non-asset based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our intermodal segment competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars, and containerized intermodal rail services offered by railroads and other intermodal service providers. We also face competition from Internet-based freight exchanges, or electronic bid environments, that provide an online marketplace for buying and selling supply chain services. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to better withstand an economic downturn, reduce their prices more easily, or expand or enhance the marketing of their products. In addition, customers are more frequently soliciting competitive bids for transportation services. Historically, competition has created downward pressure on freight rates. Downward pressure on pricing could adversely affect the yields of our transportation services.
Rate increases, particularly by our railroad, motor transportation and ocean carrier suppliers, may also have an adverse financial impact if we are unable to pass these costs onto our customers. There could be delays in our ability to pass on rate increases to our customers. Transportation rate increases may also slow overall demand for transportation services and thereby affect our consolidated results of operations.
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
Most of the intermodal transportation services we provide depend on the major railroads in the United States and Mexico which in many markets is limited to a few railroads or even a single railroad. As a result, any reduction, suspension, or elimination of rail service to a particular market may limit our ability to serve some of our customers. Furthermore, reductions in service by the railroads are likely to increase the cost of the rail-based services that we provide and potentially reduce the reliability, timeliness, and overall attractiveness of our intermodal product. Increases in the cost of rail service reduce some of the advantages of intermodal transportation compared to truck and other transportation modes which may reduce demand for our intermodal services. Rail consolidations in the past have caused service disruptions and would further reduce service choices and bargaining power for rail customers. Further consolidation among railroads might adversely affect intermodal transportation and our results of operations.
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
In October 2012, we entered into a multi-year agreement with Union Pacific to arrange, manage and provide wholesale intermodal services for automotive parts shipments between the United States and Mexico. The new agreement changes the nature of our participation in this business. Typically, we contract for rail transportation from multiple rail carriers and combine that with our equipment and network logistics management services to intermediaries. Under the new agreement, effective January 1, 2013, we will no longer collect and pass through the rail transportation costs to automotive parts intermediaries servicing this US-Mexico business, but will act as Union Pacific's network logistics manager for cross-border shipments and provide rail container and chassis management services for Union Pacific in Mexico. We are compensated on a fee basis for such services and the use of our equipment.
With the implementation of this agreement on January 1, 2013, we expect a significant reduction in the gross revenue throughout 2013 that we historically earned from the US-Mexico wholesale intermodal automotive business and a corresponding reduction in the cost of purchased transportation and services. However, we expect that our margin contribution from this business in 2013 will remain consistent with its historical contribution level. This expected margin contribution in 2013 is primarily dependent on (1) the volume of US-Mexico automotive parts shipments via the network that we manage under the new agreement; (2) the volume of Pacer equipment used via the network that we manage versus rail or other equipment; and (3) the amount of selling, general and administrative costs incurred to run this business. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the agreement decline absent growth in our retail direct US-Mexico business and will also continue to be dependent on the previously mentioned factors. If there are unfavorable changes in any of the aforementioned factors, our revenues, as well as our results of operations and cash flows, could be adversely affected.

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
Across all lines of business, including US domestic retail intermodal, US-Mexico retail intermodal, and US-Mexico wholesale intermodal, approximately 40% of our revenues in 2012, 33% in 2011, and 26% in 2010 were from customers in the automotive industry. Notwithstanding our new US-Mexico cross-border arrangement with Union Pacific, we are still dependent on the automotive industry.  If the business of North American automobile manufacturers and suppliers deteriorates, our revenues, as well as our results of operations and cash flows, would be adversely affected.

Our transportation suppliers could provide preferences to their own internal competing operations and to others, which would decrease our profitability.
Our operations compete in some cases with the intermodal service and equipment offerings of our rail transportation providers as well as with other transportation service providers. For example, CSX and Union Pacific, two of our primary rail transportation providers, offer transcontinental and other long-haul intermodal transportation services and equipment capacity that compete with our intermodal operations. If our rail transportation providers offer preferences and container capacity to their internal service offerings or to other customers, these preferences, such as lower rates, more access to capacity, or faster terminal services, could have a material adverse effect on the profitability of our operations and on our ability to continue to provide efficient intermodal services to our customers.
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
Our international operations subject us to various operational and financial risks which could adversely affect our business.
The services we provide outside of the United States subject us to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, and intellectual property laws of countries which do not protect our rights in our intellectual property, including, but not limited to, our proprietary information systems, to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region. As we expand our business in foreign countries, we will also be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.

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
Fuel costs can be volatile and rapid changes in fuel costs and variations in fuel surcharge recovery methodologies that do not allow us to fully recover fuel-related costs from customers could have a material adverse effect on our operations or future profitability. Timing differences between fuel surcharges incurred and fuel surcharges billed to our customers as well as differences between formulas used to calculate fuel surcharges payable to carriers and contractors and receivable from customers can result in a positive or negative impact. As of December 31, 2012, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.
Insurance costs and claims expenses could adversely affect our earnings.
Our business is exposed to various casualty and liability risks, including claims related to property damage, personal injury, cargo loss/damage, and workers’ compensation. We carry insurance to minimize this exposure. Insurance costs have varied over the past five years, reflecting the level of our operations, the insurance environment for our industry, our claim experience, and our self-retained (deductible) levels.
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
In 2012, our 10 largest customers accounted for approximately 49% of our revenues. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business, and prospects.
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
The borrowing base formula and other terms under our 2010 Credit Agreement could limit the amount of borrowings available to us thereunder, and may limit our business and financing activities, and our flexibility to react to industry or economic conditions.
Our Second Amended and Restated Credit Agreement dated December 30, 2010, as amended by the First Amendment dated July 6, 2012 (as so amended, the "2010 Credit Agreement") provides for a $125 million revolving credit facility, subject to increase to $175 million if certain conditions are met. The amount of borrowings available to us is determined through a detailed borrowing base formula. It is based on 85% of our eligible accounts receivable, certain equipment, and an availability reserve, each defined in the 2010 Credit Agreement. As a result, changes in the amount of our eligible account receivables and equipment or the value thereof could limit the amount of borrowings available to us under the facility and thus our liquidity. As of December 31, 2012, $75.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula, net of $11.5 million of outstanding letters of credit.
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
We are subject to a variety of events, such as economic conditions, customers’ business cycles, rate changes, rail network changes, severe network changes, severe weather, and other rail service disruptions, strikes, interest rate and fuel cost fluctuations, over which we have little or no control. These factors may unexpectedly affect one or more periods’ operating results. Any unexpected reduction in revenues or operating income for a particular period could cause our operating results to be below the expectations of public market analysts or stockholders. In this event, the trading price or our common stock may fall significantly.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease an office building in Dublin, Ohio for our corporate headquarters. We also lease space in office buildings in many other locations including Commerce, California; Jacksonville, Florida; Lake Success, New York; Fort Worth, Texas; Rutherford, NJ; Laredo, TX; Chicago, Illinois; Norfolk, VA; Seattle, WA; San Francisco and Long Beach, CA; Miami, FL; Phoenix, AZ; Houston, TX; New Orleans, LA; Cincinnati, OH; Hamburg and Berlin, Germany; London, United Kingdom: Hong Kong, and Shanghai, China; and Singapore. We lease facilities in the Los Angeles, California area and one facility in Sumner, Washington for dock space, warehousing, and parking for tractors and trailers. In addition, we lease terminal facilities for our cartage operations in approximately 31 cities across the U.S.
Our intermodal transportation network operates out of more than 90 railroad terminals across North America. Substantially all of the terminals we use are owned and managed by rail or highway carriers. However, we employ full-time personnel on-site at many major locations to ensure close coordination of the services provided at the facilities. In addition to these terminals, other locations throughout the eastern United States serve as stand-alone container depots, where empty containers can be picked up or dropped off, or supply points, where empty containers can be picked up only.
ITEM 3. LEGAL PROCEEDINGS
We are subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows. Most of the lawsuits to which the Company is a party are covered by insurance and are being defended in cooperation with insurance carriers.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information regarding our executive officers.

Name	Age	Title
Daniel W. Avramovich	61	Chairman, President, and Chief Executive Officer
Michael A. Burns	47	Executive Vice President, Chief Commercial Officer
Jeffrey J. Cook	31	Vice President, Corporate Controller
John J. Hafferty	56	Executive Vice President, Chief Financial Officer
Florian Kete	58	Vice President, Human Resources
Michael F. Killea	50	Executive Vice President, Chief Legal Officer and General Counsel
Val T. Noel	51	Executive Vice President, Field Operations
Robert W. Noonan	67	Executive Vice President, International Logistics
Paul C. Svindland	41	Executive Vice President, Chief Operating Officer
James E. Ward	61	Executive Vice President, Chief Information Officer
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
Michael A. Burns joined our company in March 2010 as Executive Vice President, Chief Commercial Officer. From January 2007 to November 2009, Mr. Burns was Executive Vice President, Global Sales and Marketing for Ozburn-Hessey Logistics. From December 2005 to November 2006, he served as Senior Vice President, Global Automotive and Industrial for DHL Logistics, a division of Deutsche Post World Net. Prior to that, he held senior sales roles at Exel plc (which was acquired by Deutsche Post World Net in December 2005), including Senior Vice President of Strategy and Development (from January 2005 to December 2005) and Senior Vice President of Global Development (from January 2002 to December 2004).

Jeffrey J. Cook has served as Vice President, Corporate Controller since September 2012. Mr. Cook joined the Company in March 2011 as Assistant Vice President, Financial Reporting and was promoted to Vice President, Internal Audit in August 2011. From September 2003 until joining Pacer, he served in various roles with KPMG LLP, most recently as a Senior Audit Manager providing audit services to both public and private companies.
John J. Hafferty has served as our Executive Vice President, Chief Financial Officer since March 2010. From November 2009 to March 2010, Mr. Hafferty was an independent transportation and logistics consultant. From August 2007 to November 2009, he was Chief Financial Officer for the international division of Ozburn-Hessey Logistics, a global freight management company. From August 2005 to August 2007, he served as Senior Vice President, corporate strategy and development for Schenker, Americas, a unit of Schenker Logistics, Co., a global transportation and logistics company. From August 1990 to August 2005, he held various senior positions at United Parcel Service, including Executive Vice President, UPS Supply Chain Solutions, Chief Operating Officer of UPS Freight Services, and Chief Financial Officer of UPS International Package Operation.
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
Michael F. Killea has served as Executive Vice President, Chief Legal Officer and General Counsel of our company since August 2001. From November 2010 until March 2012, he also assumed the position of Executive Vice President, International Logistics, with responsibility for our international freight forwarding, non-vessel operating common carrier and warehouse and distribution operations. From October 1999 through July 2001, he was a partner at the law firm of Holland & Knight LLP in New York City and Jacksonville, Florida, and from September 1987 through September 1999, he was a partner and an associate at the law firm of O’Sullivan LLP (now O’Melveny & Myers LLP) in New York City.
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
Robert W. Noonan joined our company in March 2012 as Executive Vice President, International Logistics.  For 11 years prior to joining Pacer, Mr. Noonan served as Senior Vice President of Global Transportation for UPS Supply Chain Solutions. Mr. Noonan also served as senior vice president of the Americas for UPS Freight Services, where he was responsible for all facets of the supply chain business in North and South America. Prior to joining UPS, Mr. Noonan served in various executive leadership roles at Fritz Companies for 15 years. UPS acquired Fritz Companies in May 2001.
Paul C. Svindland joined our company in November 2012 as Executive Vice President, Chief Operating Officer. Prior to joining the Company, Mr. Svindland was a Managing Director of AlixPartners LLP, a global business-advisory firm, where he co-led the global transportation and logistics practice, working with carriers and shippers, including Pacer from August 2009 through December 2009, to improve their overall operational and financial performance. He joined AlixPartners in October 2006 as a Director and was promoted to Managing Director in December 2009. From 2000 to October 2006, he served at ICG Commerce, a leading sourcing, procurement and logistics company where he developed and led the firm’s global logistics practice. Mr. Svindland’s experience also includes several years in management roles with Maersk Inc., the steamship line.
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
The following table sets forth, for our two most recent years, the per share range of high and low sales prices of our common stock as reported on NASDAQ. We did not declare any dividends in 2011 or 2012.

	High	Low
2012
1st quarter	$6.39	$5.21
2nd quarter	$7.04	$5.11
3rd quarter	$5.93	$3.65
4th quarter	$5.50	$3.00
2011
1st quarter	$7.29	$4.42
2nd quarter	$6.11	$4.46
3rd quarter	$5.64	$3.40
4th quarter	$5.66	$3.30
As of December 31, 2012 there were 42 record holders of our common stock.
Dividends
The declaration of future dividends by the Company and the amount thereof is at the discretion of our Board of Directors and will depend on our consolidated results of operations, the availability under, and compliance with financial ratios and other limitations in the 2010 Credit Agreement, cash requirements, future prospects and other factors deemed relevant by the Board of Directors including prevailing and forecasted economic conditions.
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
Information concerning our equity compensation plans is shown under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no common stock repurchases during the fourth quarter of 2012.

Performance Graph*
The graph below shows, for the five years ended December 31, 2012, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2007 in our common stock. The graph compares such return with that of comparable investments assumed to have been made on the same date in the NASDAQ Composite Index and the NASDAQ Transportation Index. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Index and the NASDAQ Transportation Index are based on our fiscal year.
The total return for the assumed investment assumes the reinvestment of all dividends. We paid dividends from October 2005 through January 2009. In February 2009 our Board of Directors discontinued the payment of dividends.
Our common stock is listed and traded on The NASDAQ Stock Market’s Global Select Market (trading symbol: PACR).
The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Pacer International	$100	$73	$21	$45	$35	$26
NASDAQ Composite	$100	$59	$86	$100	$98	$114
NASDAQ - Transportation	$100	$70	$73	$96	$81	$85

*
The performance graph is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents, as of the dates and for the periods indicated, selected historical financial information for our company. The selected historical information at December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected historical information at December 31, 2010, December 31, 2009 and December 26, 2008 and for the fiscal years ended December 31, 2009 and December 26, 2008 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K. The following table should also be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 26, 2008
Statements of Comprehensive Income Data:
Revenues	$1,415.0	$1,478.5	$1,502.8	$1,574.2	$2,087.5
Costs of purchased transportation and services 1/	1,181.5	1,218.7	1,251.7	1,304.2	1,675.9
Direct operating expenses 1/	101.6	105.8	107.0	140.4	148.9
Selling, general and administrative expenses 1/	123.4	131.8	138.5	164.0	172.8
Goodwill impairment charge 2/	—	—	—	200.4	87.9
Other income 3/	(0.4)	(4.8)	(2.5)	(18.9)	—
Income (loss) from operations	8.9	27.0	8.1	(215.9)	2.0
Net income (loss)	4.3	13.9	0.9	(174.8)	(16.4)
Net income (loss) per share:
Basic	$0.12	$0.40	$0.03	$(5.03)	$(0.47)
Diluted	$0.12	$0.40	$0.03	$(5.03)	$(0.47)
Weighted average common shares outstanding:
Basic	35,069,099	34,959,819	34,921,594	34,767,275	34,616,598
Diluted	35,338,338	35,066,417	34,946,175	34,767,275	34,616,598
Cash dividends declared per common share	$—	$—	$—	$—	$0.60
Balance Sheet Data (at period end):
Total assets	$234.0	$243.3	$261.9	$275.2	$494.6
Total debt including capital leases (excluding overdraft)	—	—	13.4	23.3	44.6
Total stockholders’ equity	120.2	115.3	98.5	96.8	270.4
Working capital	52.2	46.7	30.9	13.9	46.1
Cash Flow Data:
Net cash provided by operating activities	$6.1	$33.4	$16.1	$12.5	$59.6
Net cash provided by (used in) investing activities	(9.5)	(0.1)	(3.0)	15.7	(23.0)
Net cash used in financing activities	(0.4)	(13.5)	(11.7)	(30.4)	(38.1)
Other Financial Data:
Capital Expenditures 4/	$11.4	$8.0	$8.2	$9.2	$24.8

1/
Certain reclassifications have been made to the 2011, 2010, 2009 and 2008 operating expenses in order to conform to the 2012 presentation.  The reclassifications had no impact on previously reported income.  Specifically, Pacer reclassified certain expenses from selling, general and administrative to costs of purchased transportation and services and direct operating expenses.  Pacer also reclassified depreciation and amortization as direct operating expenses and selling, general and administrative expenses.

2/
In 2009, in accordance with Accounting Standards Codification (“ASC”) 350, we recorded a $200.4 million pre-tax write-off of goodwill ($161.0 after-tax or $4.63 per share) related to our intermodal and logistics segments of $169.0 million and $31.4 million, respectively. In 2008, we recorded an $87.9 million pre-tax write-off of goodwill ($73.3 million after-tax or $2.11 per share) related to the logistics segment.

3/
Other income in 2010 and 2011 includes a gain on sale of containers and chassis of $2.5 million and a gain on sale of railcars of $4.7 million, respectively. Other income in 2009 includes a $17.5 million gain related to the $30 million payment we received from Union Pacific in connection with the new commercial arrangements we entered into with Union Pacific in November 2009, net of $1.2 million of accelerated chassis delivery costs. The remaining $11.3 million associated with this transaction was amortized to cost of purchased transportation and services over the remaining term (October 11, 2011) of our legacy agreement with Union Pacific. See Note 4 in the notes of our consolidated financial statements. In addition, other income in 2009 also includes a $1.4 million gain on the sale of certain assets of our former truck services unit.

4/	2009 includes $4.6 million and 2008 includes $16.6 million for acquisition and implementation of software licensed under an agreement with SAP America, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This Annual Report on Form 10-K contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, cash flows, debt levels, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “may,” “should,” “will,” “would,” “project” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report on Form 10-K and in our press releases and investor conference call comments (including any forward looking statements regarding our projected revenues and/or earnings per share in 2013 or future periods) are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

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

•
our reliance on shipments and the significant percentage of our revenues and related operating profit from customers in or supplying the automotive industry and the effect that economic conditions can have on traffic from automotive industry customers;

•	our success at growing our US-Mexico or other business to offset declines in revenue and margins for equipment and services under our new Union Pacific cross-border agreement;

•	the impact of competitive pressures in the marketplace;

•	our success in passing through rate increases from rail and other transportation providers to our customers;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	our ability to attract and retain independent contractors and third party drayage capacity;

•
changes in our business strategy, development plans or cost savings plans, including those that may result from, or be necessitated by, changes in our business relationships with our underlying rail carriers as a consequence of new contracts or rate agreements entered into with these providers;

•	congestion, work stoppages, equipment and capacity shortages or surpluses, weather related issues and service disruptions affecting our rail, ocean, motor and air transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	the loss of one or more of our major customers;

•	changes in, or the failure to comply with, government regulations;

•	changes in international and domestic shipping patterns;

•	foreign currency fluctuations and exchange controls and changes in international tariffs, trade restrictions, trade agreements and taxations;

•	our ability to borrow amounts under our credit agreement due to borrowing base limitations and/or to comply with the covenants in our credit agreement;

•	increases in our leverage;

•	increases in interest rates;

•	difficulties in selecting, integrating, upgrading and replacing our information technology systems and protecting systems from disruptions and cyber-attacks;

•	a determination that our independent contractors are our employees; and

•	terrorism and acts of war.
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
Overview
We are a leading asset-light North American third-party logistics provider offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the intermodal segment and the logistics segment. See the notes to our consolidated financial statements included in this report for segment information. Our intermodal segment provides intermodal rail transportation, local cartage and intermodal marketing services. Our logistics segment provides highway brokerage, warehousing and distribution, international freight forwarding, ocean and air shipping, and supply chain management services.
Executive Summary
Our 2012 results in both our intermodal and logistics segments reflect many of the challenges that we continue to face in the current economic climate. Our intermodal segment performance during the year reflects continued cost pressure from the railroads coupled with a market that was unsupportive of price increases for most of the year. Our intermodal segment performance improved by the end of year partially due to our focus on improving under-performing traffic corridors and reducing controllable costs. Our logistics segment results reflect soft global economic conditions, depressed levels of trans-Pacific trade and competitive pressures, as well as customer attrition and management turnover in our European ocean operation that occurred during 2012.
During 2012, we undertook a number of strategic initiatives which we believe will positively impact our underlying cost structure and improve our margins in both the intermodal and logistics segments. In the fourth quarter we (1) entered into a multi-year agreement with Union Pacific that continues our handling of shipments in the US-Mexico automotive parts business and allows us to develop and grow our retail direct US-Mexico business; (2) appointed a new Chief Operating Officer who brings deep industry knowledge and extensive experience to our executive management team and will oversee the operations of both our intermodal and logistics segments; and (3) realigned our intermodal operations to enhance our customer service and streamline our operations.
On the logistics side, we appointed a talented new management team for our international logistics business that brings a wealth of knowledge and experience and plan to continue to build the operational and sales leadership of this business. In the fourth quarter of 2012, we obtained new business licenses that will allow us to sell our services direct to customers in China and expand our international logistics network. We also completed our evaluation of operating systems to support the international freight forwarding business and have selected a solution we are currently implementing. We expect these investments in personnel and systems will allow the logistics segment to return to profitability in the second half of 2013 and will build a stronger foundation for selling our integrated portfolio of services to customers.

We also took advantage of favorable market conditions and interest rates to enter into new railcar leases in the first and second quarter of 2012 to reduce our lease costs which will partially offset the rising costs of railcar maintenance. Finally, in the third quarter of 2012, we amended our revolving credit facility to, among other things, extend its maturity and reduce applicable interest rate margins and fees, thereby reducing our overall borrowing costs.
These initiatives allowed us to end 2012 on a high note and helped put us in a stronger position heading into 2013.
With the implementation of the new multi-year agreement with Union Pacific on January 1, 2013, we expect a significant reduction in the gross revenue throughout 2013 that we historically earned from the US-Mexico wholesale intermodal automotive business and a corresponding reduction in the cost of purchased transportation and services. However, we expect that our margin contribution from this business in 2013 will remain consistent with its historical contribution level. This expected margin contribution in 2013 is primarily dependent on (1) the volume of US-Mexico automotive parts shipments via the network that we manage under the new agreement; (2) the volume of Pacer equipment used via the network that we manage versus rail or other equipment; and (3) the amount of selling, general and administrative costs incurred to run this business. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the agreement decline absent forecasted growth in our retail direct US-Mexico business and will also continue to be dependent on the previously mentioned factors.
We continue to prudently manage selling, general and administrative expenses which decreased $8.4 million in 2012 compared to 2011. Direct operating expenses, which include the expenses associated with our container, chassis and railcar fleet, also declined $4.2 million in 2012 as compared to 2011. Managing and leveraging our fixed costs remains a focus area for the Company in the upcoming year.
We were debt free at December 31, 2012, and ended the year with $75.0 million of borrowing capacity. We believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.
Use of Non-GAAP Financial Measures
From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). These measures include:
(1) adjusted revenues, adjusted intermodal revenues, adjusted intermodal gross margin and adjusted intermodal operating income for 2011, each of which excludes from 2011 results the impact of the previously announced volume reduction of the ocean carrier customer that transitioned its western business directly to the railroad; adjusted intermodal operating income for 2011 also excludes the impact of the gain on sale of railcar assets which occurred in the third quarter of 2011;
(2) adjusted income tax expense and adjusted earnings per share, each of which excludes from 2011 results the deferred tax asset adjustment in 2011; and
(3) adjusted revenues for 2010 which excludes the impact of the transition during 2010 of the east-west big box business from intermodal marketing companies (“IMCs”).
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
The logistics segment's cost of purchased transportation and related services consists of amounts paid to third parties under our agreements with them to provide such services, such as independent contractor truck drivers, ocean carriers, and freight terminal operators and dock workers; labor and facilities costs directly related to our warehousing and distribution services; and labor and third-party professional fees related to our consulting and supply chain management services. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee from point-to-point or between zones.
Direct Operating Expenses
Direct operating expenses are both fixed and variable expenses directly relating to our intermodal operations and consist of equipment lease expense, equipment depreciation expense, equipment maintenance and repair costs, fixed terminal and cargo handling expenses and operating costs of our local drayage facilities. Our fleet of leased equipment is accessed through a variety of short- and long-term leases. Changes to the size of our equipment fleet will primarily be through adjustment to leased equipment as the volume of our business dictates. Equipment maintenance and repair costs consist of the costs related to the upkeep of the equipment fleet, which can be considered semi-variable in nature, as a certain amount relates to the annual preventative maintenance costs in addition to amounts driven by fleet usage. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged to us by terminal operators and is expected to remain relatively fixed. Operating costs of our local drayage facilities consist mainly of labor, rent, maintenance, utilities and other facility related costs.
Selling, General and Administrative Expenses
The selling, general and administrative expenses of both the intermodal and logistics segments consist of costs relating to customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses, technology services, professional fees relating to the aforementioned functions, depreciation expense (excluding railcar, container and chassis depreciation) and, prior to June 30, 2010, the $10.7 million annual fee historically paid to APL Limited for information technology services, which were terminated on that date.
Corporate selling, general and administrative expenses relate to the costs of executive, administrative, internal audit, marketing, finance, legal, and human resources functions.

Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following table sets forth our historical financial data by reportable segment for the fiscal years ended December 31, 2012 and 2011 (in millions). Certain reclassifications have been made to the 2011 operating expenses in order to conform to the 2012 presentation. The reclassifications had no impact on previously reported income. For a summary of the effects of the reclassifications, refer to the tables at the end of this section.

	2012	2011	Change	% Change
Revenues
Intermodal	$1,179.6	$1,175.3	$4.3	0.4%
Logistics	238.3	303.5	(65.2)	(21.5)
Inter-segment elimination	(2.9)	(0.3)	(2.6)	N/M
Total	1,415.0	1,478.5	(63.5)	(4.3)
Cost of purchased transportation and services and direct operating expenses
Intermodal	1,077.2	1,062.5	14.7	1.4
Logistics	208.8	262.3	(53.5)	(20.4)
Inter-segment elimination	(2.9)	(0.3)	(2.6)	N/M
Total	1,283.1	1,324.5	(41.4)	(3.1)
Gross margin
Intermodal	102.4	112.8	(10.4)	(9.2)
Logistics	29.5	41.2	(11.7)	(28.4)
Total	$131.9	$154.0	$(22.1)	(14.4)
Gross margin percentage
Intermodal	8.7%	9.6%	(0.9)%
Logistics	12.4	13.6	(1.2)
Total	9.3%	10.4%	(1.1)%
Selling, general & administrative expenses
Intermodal	$64.0	$69.0	$(5.0)	(7.2)
Logistics	40.3	43.4	(3.1)	(7.1)
Corporate	19.1	19.4	(0.3)	(1.5)
Total	123.4	131.8	(8.4)	(6.4)
Other income
Intermodal	—	(4.8)	4.8	N/M
Logistics	(0.4)	—	(0.4)	N/M
Total	(0.4)	(4.8)	4.4	N/M
Income (loss) from operations
Intermodal	38.4	48.6	(10.2)	(21.0)
Logistics	(10.4)	(2.2)	(8.2)	(372.7)
Corporate	(19.1)	(19.4)	0.3	1.5
Total	8.9	27.0	(18.1)	(67.0)
Interest expense	(1.4)	(2.3)	0.9	39.1
Income tax	(3.2)	(10.8)	7.6	N/M
Net income	$4.3	$13.9	$(9.6)	(69.1)%

Revenues. Revenues decreased by $63.5 million, or 4.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. Excluding the 2011 revenue impact of the previously announced volume reduction from an ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad ($76.5 million in 2011), revenues increased $13.0 million or 0.9%.
The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes for the year ended December 31, 2012 compared to the year ended December 31, 2011 (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$4.3	0.4%	$80.8	7.4%
Logistics	(65.2)	(21.5)%	(65.2)	(21.5)%
Inter-segment elimination	(2.6)	N/M	(2.6)	N/M
Total	$(63.5)	(4.3)%	$13.0	0.9%

1/	Results excluding 2011 revenues from the ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad.
Total intermodal revenue increased $4.3 million, or 0.4%, from the prior year to $1,179.6 million. Excluding the 2011 revenue impact of the reduced volumes from an ocean carrier customer that transitioned its business directly to the railroad, intermodal revenues increased $80.8 million or 7.4%. Within intermodal, domestic revenues rose 12.8% driven by increased volume of 7.0%, improved pricing of 2.7%, higher fuel surcharges of 2.2% and improved mix of 0.9%. Our big box equipment turns remained consistent at 1.7 turns in both the 2012 and 2011 periods. International and drayage revenues, excluding the ocean carrier customer reduction discussed above, decreased a combined 14.5% due primarily to a 24.7% decline in volumes attributed to competitive pressures and the continued softening of the global shipping market.
Revenues in our logistics segment decreased $65.2 million, or 21.5%, in 2012 compared to 2011. The decline is primarily due to a 16.3% decrease in volumes of our shipping operations attributed to competitive pricing pressures, customer attrition and continued softness in the global market.
Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $41.4 million, or 3.1%, in 2012 compared to 2011 primarily attributable to the logistics segment. Direct operating expenses are only incurred in the intermodal segment.
The intermodal segment’s cost of purchased transportation and services and direct operating expenses increased $14.7 million, or 1.4%, in 2012 compared to 2011. The increase was primarily driven by increased rail provider and trucking costs and changes in customer mix. These increases were offset by a decrease in lease termination costs from $2.7 million in 2011 to $0.2 million in 2012, as well as a $4.7 million decrease in amortization of the deferred gain related to the 2009 arrangements with Union Pacific (see the notes to our consolidated financial statements for further discussion). This deferred gain was fully amortized in the fourth quarter of 2011.
Cost of purchased transportation and services in our logistics segment decreased $53.5 million, or 20.4%, in 2012 compared to 2011. The decrease was due primarily to decreased volumes resulting from the softening of the international shipping market, customer attrition, and management turnover in our European ocean operation.

Gross Margin. Overall gross margin decreased $22.1 million, or 14.4%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) decreased from 10.4% in 2011 to 9.3% in 2012.

Intermodal segment gross margin decreased by $10.4 million or 9.2% and the gross margin percentage for our intermodal segment decreased from 9.6% in 2011 to 8.7% in 2012, primarily due to the loss of the transitioned ocean carrier customer and increased costs from our rail providers over and above what we were able to pass onto our customers. Excluding the margin impact of the reduction in volumes from the transitioned ocean carrier customer from the 2011 results, intermodal gross margin decreased $3.1 million, or 2.9%, in 2012.

Logistics segment gross margin decreased $11.7 million or 28.4%, and the gross margin percentage for our logistics segment decreased from 13.6% in 2011 to 12.4% in 2012. The decrease in the gross margin dollars was primarily due to a 16.3% decrease in the volume of ocean and air shipments, competitive pressures and the continued softness of the international shipping market, while the gross margin percentage decrease was due to a less favorable product mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.4 million, or 6.4%, in 2012 compared to 2011. The decrease was driven by a decrease in labor expenses of $4.8 million due to a reduction in Company headcount of approximately 11% from 2011 to 2012 and a decrease in incentive compensation expense of $4.2 million in 2012 compared to 2011.
Other Income. Other income decreased $4.4 million in 2012 compared to 2011. The decrease is due primarily to a gain on the sale of railcar assets in 2011 of $4.7 million.
Income (Loss) From Operations. Income from operations decreased $18.1 million from $27.0 million in 2011 to $8.9 million in 2012.
Intermodal segment income from operations decreased $10.2 million to $38.4 million in 2012 compared to income from operations of $48.6 million in 2011. The decrease was primarily due to increased rail provider costs over and above what we were able to pass onto our customers which also resulted in lower customer volumes. Also contributing to the decrease were $4.7 million of amortized gains in 2011 related to the 2009 UP payment that is not included in the 2012 results as the gains were fully amortized in 2011. Excluding the impact of the reduction in volume from the transitioned ocean carrier customer and the gain on sale of railcar assets of $4.7 million from the 2011 results, the 2012 income from operations increased $1.8 million, or 4.9%, compared to adjusted 2011 intermodal operating income.
The logistics segment incurred a loss from operations of $10.4 million in 2012 compared to a loss from operations of $2.2 million in 2011. The increased loss was primarily due to volume declines in ocean shipments attributed to competitive pricing pressures, customer attrition, continued softness in the global market, and management turnover in our European ocean operation.

Corporate loss from operations decreased $0.3 million from $19.4 million in 2011 to $19.1 million in 2012. The corporate selling, general, and administrative expenses remained relatively consistent year over year.
Interest Expense. Interest expense decreased by $0.9 million in 2012 compared to 2011 primarily due to lower average borrowings in the period. The average outstanding debt balance decreased from $18.1 million for the year ended December 31, 2011 to $3.0 million for the year ended December 31, 2012. Interest expense is composed of interest paid on our debt and the amortization and write off of deferred financing costs. The weighted average interest rate during 2012 was approximately 4.0% compared to 3.6% in 2011.
Income Tax Expense. We recorded income tax expense of $3.2 million in 2012 compared to $10.8 million in 2011. The effective tax rate was 42.7% in 2012 and 43.7% in 2011. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business. 2011 income tax expense included a $1.2 million reduction in our deferred tax assets reflecting actions taken to lower our effective state tax rates.
Net income. As a result of the foregoing, net income decreased $9.6 million from $13.9 million in 2011 to $4.3 million in 2012. Earnings per share basic and diluted decreased from $0.40 per share in 2011 to $0.12 per share in 2012.

Reconciliation of Total Revenue and Intermodal GAAP Results to Adjusted Revenue and Intermodal Adjusted Results
For the Years Ended December 31, 2012 and 2011
(in millions)

	Year Ended December 31, 2012	Year Ended December 31, 2011				Adjusted Variance 2012 vs 2011	% Adjusted Variance 2012 vs 2011
	GAAP Results	GAAP Results	Adjustments		Adjusted Results
Total revenues	1,415.0	1,478.5	(76.5)	1/	1,402.0	13.0	0.9%
Intermodal revenues	1,179.6	1,175.3	(76.5)	1/	1,098.8	80.8	7.4%
Intermodal gross margin	102.4	112.8	(7.3)	1/	105.5	(3.1)	(2.9)%
Intermodal Income from operations	38.4	48.6	(12.0)	2/	36.6	1.8	4.9%

1/
Adjustment to reflect impact of the previously announced reduction in volume from ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted to the average intermodal margin percentage for 2011.

2/
Adjustment to reflect impact of the previously announced reduction in volume from ocean carrier customer that transitioned its western U.S. intermodal business directly to the railroad. Purchased transportation and direct operating expenses were adjusted to the average intermodal margin percentage for 2011. Also includes an adjustment to eliminate the gain on sale of railcar assets of $4.7 million which occurred in the third quarter of 2011.

Reclassifications of 2011 and 2010 Results to Conform to 2012 Presentation
For the Years Ended December 31, 2011 and 2010
(in millions)

	Year Ended December 31,
	2011			2010
	Originally Reported	Reclassification Amount 1/	As Reclassified	Originally Reported	Reclassification Amount 1/	As Reclassified
Cost of purchased transportation and services	1,208.4	10.3	1,218.7	1,240.5	11.2	1,251.7
Direct operating expenses	94.7	11.1	105.8	94.5	12.5	107.0
Selling, general and administrative expenses	146.0	(14.2)	131.8	155.7	(17.2)	138.5
Depreciation and amortization	7.2	(7.2)	—	6.5	(6.5)	—

	Year Ended December 31,
	2011			2010
	Originally Reported	Reclassification Amount 1/	As Reclassified	Originally Reported	Reclassification Amount 1/	As Reclassified
Gross margin
Intermodal	123.9	(11.1)	112.8	111.4	(12.5)	98.9
Logistics	51.5	(10.3)	41.2	56.4	(11.2)	45.2
Total	175.4	(21.4)	154.0	167.8	(23.7)	144.1
Gross margin percentage
Intermodal	10.5%		9.6%	10.3%		9.1%
Logistics	17.0%		13.6%	13.4%		10.7%
Total	11.9%		10.4%	11.2%		9.6%

1/
Certain reclassifications have been made to the 2011 and 2010 operating expenses in order to conform to the 2012 presentation.  The reclassifications had no impact on previously reported income.  Specifically, Pacer reclassified certain expenses from selling, general and administrative to costs of purchased transportation and services and direct operating expenses.  Pacer also reclassified depreciation and amortization as direct operating expenses and selling, general and administrative expenses.

Results of Operations
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The following table sets forth our historical financial data by reportable segment for the years ended December 31, 2011 and 2010 (in millions). Certain reclassifications have been made to the 2011 and 2010 operating expenses in order to conform to the 2012 presentation. The reclassifications had no impact on previously reported income. For a summary of the effects of the reclassifications, refer to the tables at the end of the previous section.

	2011	2010	Change	% Change
Revenues
Intermodal	$1,175.3	$1,081.5	$93.8	8.7%
Logistics	303.5	422.1	(118.6)	(28.1)
Inter-segment elimination	(0.3)	(0.8)	0.5	N/M
Total	1,478.5	1,502.8	(24.3)	(1.6)
Cost of purchased transportation and services and direct operating expenses
Intermodal	1,062.5	982.6	79.9	8.1
Logistics	262.3	376.9	(114.6)	(30.4)
Inter-segment elimination	(0.3)	(0.8)	0.5	N/M
Total	1,324.5	1,358.7	(34.2)	(2.5)
Gross margin
Intermodal	112.8	98.9	13.9	14.1
Logistics	41.2	45.2	(4.0)	(8.8)
Total	$154.0	$144.1	$9.9	6.9
Gross margin percentage
Intermodal	9.6%	9.1%	0.5%
Logistics	13.6	10.7	2.9
Total	10.4%	9.6%	0.8%
Selling, general & administrative expenses
Intermodal	$69.0	$77.2	$(8.2)	(10.6)
Logistics	43.4	44.3	(0.9)	(2.0)
Corporate	19.4	17.0	2.4	14.1
Total	131.8	138.5	(6.7)	(4.8)
Other income
Intermodal	(4.8)	(2.5)	(2.3)	92.0
Logistics	—	—	—	—
Total	(4.8)	(2.5)	(2.3)	92.0
Income (loss) from operations
Intermodal	48.6	24.2	24.4	100.8
Logistics	(2.2)	0.9	(3.1)	(344.4)
Corporate	(19.4)	(17.0)	(2.4)	14.1
Total	27.0	8.1	18.9	233.3
Interest expense	(2.3)	(6.6)	4.3	65.2
Income tax	(10.8)	(0.6)	(10.2)	N/M
Net income	$13.9	$0.9	$13.0	1,444.4%

Revenues. Revenues decreased by $24.3 million, or 1.6%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Excluding 2010 revenues from the transitioned east-west big box IMC business, revenues decreased $9.0 million or 0.6%. The transitioning of the east-west big box was substantially completed during the first quarter of 2010 but continued at a reduced level through the third quarter of 2010.
The following table sets forth the change in revenue by reportable segment and the change in intermodal volumes for the year ended December 31, 2011 compared to the year ended December 31, 2010 (in millions).

			Adjusted 1/
	Change	% Change	Change	% Change
Revenues:
Intermodal	$93.8	8.7%	$109.1	10.2%
Logistics	(118.6)	(28.1)%	(118.6)	(28.1)%
Inter-segment elimination	0.5	N/M	0.5	N/M
Total	$(24.3)	(1.6)%	$(9.0)	(0.6)%

Intermodal Volume		(5.8)%		(4.5)%

1/	Results excluding 2010 revenues from the transitioned east-west big box IMC business on the intermodal segment. See reconciliation below.
Total intermodal revenue increased $93.8 million, or 8.7%, from the prior year to $1,175.3 million. Excluding 2010 revenues from the transitioned east-west IMC business our intermodal revenues in 2011 increased $109.1 million or 10.2%. This 10.2% period-over-period change in revenue is comprised of price increases of 4.5%, higher fuel surcharges of 9.0%, and a change in the mix within our network which increased revenues by 1.2%, offset by a reduced volume impact of 4.5%. Revenues in our intermodal international business were down year over year as a result of softer trans-Pacific global freight flows from our customers, and the migration of business from a major ocean carrier customer away from us and directly to the railroad provider. Turns of our big box containers were flat at 1.7 turns in both 2011 and 2010, as our domestic volume growth kept pace with the increase in our container fleet.
Revenues in our logistics segment decreased $118.6 million, or 28.1%, in 2011 compared to 2010. The decline is primarily due to the absence of the military freight forwarding business in Asia, other customer attrition, rate pressures, continued softness in the global market, and a decrease in revenues in our warehousing and distribution business due to loss of a customer.
Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $34.2 million, or 2.5%, in 2011 compared to 2010. Direct operating costs are only incurred in our intermodal segment.
The intermodal segment’s cost of purchased transportation and services and direct operating expense increased $79.9 million, or 8.1%, in 2011 compared to 2010. The increase is primarily driven by customer mix changes and higher fuel costs, partially offset by efforts started in 2010 to reduce equipment that was underutilized or obsolete. In connection with this equipment right sizing, we recognized $2.7 million of lease termination costs on certain containers and chassis in 2011 compared to $2.5 million of lease termination costs incurred in 2010. In addition, amortization of the deferred gain related to the 2009 arrangements with Union Pacific decreased from $5.7 million in 2010 to $4.7 million in 2011 (see Note 4 to the notes to our consolidated financial statements). The deferred gain was fully amortized during 2011.
Cost of purchased transportation and services in our logistics segment decreased $114.6 million, or 30.4%, in 2011 compared to 2010. The decrease was due primarily to the absence of the military shipments in 2011 as well as a decrease in costs in our warehousing and distribution business due to the loss of a customer.

Gross Margin. Overall gross margin increased $9.9 million, or 6.9%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 9.6% in 2010 to 10.4% in 2011.

The gross margin for our intermodal segment increased $13.9 million, or 14.1%. The gross margin percentage for our intermodal segment increased to 9.6% during 2011 compared to 9.1% in 2010. The increase in the intermodal segment gross margin and gross margin percentage primarily reflected the results of our strategic growth plan to shed unprofitable business. A portion of the increases is also attributable to the disruption of rail service in 2010 caused by Hurricane Alex which was estimated to have reduced intermodal gross margin by $3.5 million to $4.0 million in 2010.
Logistics segment gross margin decreased $4.0 million or 8.8%, and the gross margin percentage for our logistics segment increased from 10.7% in 2010 to 13.6% in 2011. The decrease in the gross margin was due to customer attrition, rate pressures, and continued softness in the global market impacting our international freight forwarding business, and the loss of a customer in our warehousing and distribution business. The gross margin percentage increase was due primarily to the absence of the low-margin military shipments in our international operations in 2011.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.7 million, or 4.8%, in 2011 compared to 2010. A total of $1.6 million of severance expense was incurred during 2011, $0.8 million in the intermodal segment, $0.7 million in the logistics segment, and $0.1 million in corporate. A total of $4.1 million in severance costs were incurred during 2010, $2.1 million in the intermodal segment, $0.3 million in the logistics segment and $1.7 million at corporate. Our average employment level declined by 11 people, or 1.1%, in 2011 compared to 2010 due to severance activities and attrition. Implementation of our internally-developed transportation information system in July 2010 resulted in a reduction of costs for 2011 of approximately $2.1 million. Partially offsetting these decreases was an increase in salaries and benefit costs, including incentive compensation expenses. In addition, depreciation and amortization expenses increased $0.9 million in 2011 compared to 2010 due primarily to the transportation information system implemented in 2010.
Other Income. Other income resulted from a gain on the sale of railcar assets and a gain on sale of other property and equipment in 2011 of $4.7 million and $0.1 million, respectively, compared to a gain on sale of container and chassis equipment of $2.5 million in 2010.
Income (Loss) From Operations. Income from operations increased $18.9 million from $8.1 million in 2010 to $27.0 million in 2011.
Intermodal segment income from operations increased $24.4 million to income from operations of $48.6 million in 2011 compared to income from operations of $24.2 million in 2010. The primary drivers of the improvement were the increased revenues and gross margin, our cost reduction activities taken in 2010 and continuing into 2011, as well as the $4.7 million gain on the sale of railcar assets. A portion of the increase can also be attributable to the disruption of rail service caused by Hurricane Alex which was estimated to have reduced intermodal operating income by $3.5 million to $4.0 million in 2010. In addition, the 2010 period benefited from a $2.5 million gain on the sale of container and chassis equipment.
The logistics segment incurred a loss from operations of $2.2 million in 2011 compared to income from operations of $0.9 million in 2010. The loss was primarily due to decreased revenues in our warehousing and distribution business due to the loss of a customer and severance costs within the logistics segment in 2011.

Corporate expenses increased $2.4 million from $17.0 million in 2010 to $19.4 million in 2011. The increase is primarily due to higher bonus and incentive compensation costs in 2011, partially offset by $1.6 million less severance cost in 2011.
Interest Expense. Interest expense decreased by $4.3 million in 2011 compared to 2010. Interest expense is composed of interest paid on our debt and the amortization and write off of deferred financing costs. The decrease reflects reduced deferred financing cost amortization of $0.5 million, coupled with reduced borrowings and lower interest rates in 2011 under the 2010 Credit Agreement. In 2010, $1.6 million of deferred financing costs were charged to interest expense due to the refinancing of our previous revolving credit agreement in December 2010. The weighted average interest rate during 2011 was approximately 3.6% compared to 5.5% in 2010. In addition, the average outstanding debt balance decreased from $31.1 million for the year ended December 31, 2010 to $18.1 for the year ended December 31, 2011.
Income Tax Expense. We recorded an income tax expense of $10.8 million in 2011 compared to $0.6 million in 2010. The effective tax rate was 43.7% in 2011 and 40.2% in 2010. The increase in the effective tax rate was primarily due to a $1.2 million ($0.03 per share) reduction in 2011 in our deferred tax assets reflecting actions taken to lower our effective state tax rate. These actions resulted in the change in the mix of income among jurisdictions in which we do business, which have the effect of lowering our effective state tax rate. Excluding the effect of the deferred tax asset adjustment, our effective tax rate would have been 39%.
Net income (loss). As a result of the foregoing, net income increased $13.0 million from $0.9 million in 2010 to $13.9 million in 2011. EPS basic and diluted increased from $0.03 per share in 2010 to $0.40 per share in 2011. 2011 EPS was adversely affected by the deferred tax asset adjustment noted above. See reconciliation below.

Reconciliation of GAAP Financial Results to Adjusted Financial Results
For the Year Ended December 31, 2011
(in millions, per share amounts)

	GAAP results	Adjustments		Adjusted Results
Income tax expense	$10.8	$(1.2)	1/	$9.6
Earnings per share - Basic	$0.40	$0.03		$0.43
Earnings per share - Diluted	$0.40	$0.03		$0.43

1/	Adjustment reflects the elimination of the deferred tax asset adjustment during the fourth quarter of 2011.

Reconciliation of GAAP Revenues to Adjusted Revenues
For the Years Ended December 31, 2011 and 2010
(in millions)

	2011			2010				Adjusted Variance 2011 vs 2010
	GAAP Results	Adjustments	Adjusted Results	GAAP Results	Adjustments		Adjusted Results
Revenues:
Intermodal	$1,175.3	$—	$1,175.3	$1,081.5	$(15.3)	1/	$1,066.2	$109.1
Logistics	303.5	—	303.5	422.1	—		422.1	(118.6)
Inter-segment elimination	(0.3)	—	(0.3)	(0.8)	—		(0.8)	0.5
Total	$1,478.5	$—	$1,478.5	$1,502.8	$(15.3)		$1,487.5	$(9.0)

1/	Adjustment reflects the elimination of the transitioned east-west big box revenues from intermodal marketing companies.

Liquidity and Capital Resources
Cash provided by operating activities was $6.1 million, $33.4 million, and $16.1 million for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively. The decrease in cash provided by operating activities in 2012 compared to 2011 was due primarily to the decrease in income from operations and a decrease in net collections of accounts receivable in 2012.
The increase in cash provided by operating activities in 2011 compared to 2010 was due primarily to the increase in income from operations and an increase in net collections of accounts receivable in 2011.
Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures, to repay debt under our revolving credit facility, and, in the future, would be available to fund any acquisitions we decide to make, repurchase common stock or fund any dividends that we may declare. We had working capital of $52.2 million and $46.7 million at December 31, 2012 and 2011, respectively. The increase is due primarily to the cash generated from operations during the year ended December 31, 2012.
Cash flows used in investing activities were $9.5 million, $0.1 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
During 2012, we purchased 262 railcars for $28.4 million which were sold during the period for $30.2 million in sale-leaseback transactions. The 2012 cash capital expenditures included $9.4 million for information technology systems, $0.9 million for normal computer replacement and $1.1 million of leasehold improvements and other assets.

During 2011, we purchased $22.1 million of railcar assets and sold them for net proceeds of $28.9 million. The 2011 cash capital expenditures included $6.7 million for new systems and enhancements to our internally developed transportation management and operations solutions systems, $0.7 million for normal computer hardware replacement items and $0.6 million of leasehold improvements and other assets. During 2011, we retired and sold property and equipment resulting in proceeds of $1.1 million.

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
Cash flows used in financing activities were $0.4 million, $13.5 million and $11.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
During 2011, we repaid a net amount of $13.4 million under our 2010 Credit Agreement.
During 2010, we repaid a net amount of $9.6 million under our former credit facility, paid $1.6 million in debt issuance costs in connection with our execution of the 2010 Credit Agreement and repaid $0.3 million of capital lease obligations related to the SAP software project.
As of December 31, 2012, $75.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.5 million of outstanding letters of credit. There was no debt outstanding at December 31, 2012. Starting in 2013, under our new cross-border agreement with Union Pacific, available borrowings are expected to decrease reflecting the reduction in revenues and related receivables related to the new agreement. Assuming that the new agreement had been in place during 2012, the amount of available borrowings under the 2010 Credit Agreement at December 31, 2012 would have been reduced by approximately $10.0 million. Notwithstanding the expected lower borrowing base beginning in 2013, we believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will remain sufficient to meet our cash needs for at least the next twelve months.
Credit Facility
Our revolving credit agreement dated December 30, 2010, as amended on July 6, 2012 (the "2010 Credit Agreement"), matures on July 6, 2017 and provides for a revolving credit facility of up to $125 million (including a $40 million letter of credit facility and a $12.5 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met).
The amount available for borrowing under the facility is determined by reference to a borrowing base formula which is equal to the lesser of (1) the aggregate commitments of the lenders (currently $125 million), or (2) an amount equal to the sum of (a) 85% of the eligible accounts receivable, (b) 85% of eligible earned but unbilled accounts receivables up to $20 million, and (c) an amount equal to the lesser of (i) 85% of the net orderly liquidation value of eligible owned railcars and chassis as of December 30, 2010 and (ii) $25 million (such lesser amount, the “Closing Date Equipment Formula Amount”), provided that, commencing February 1, 2011, the Closing Date Equipment Formula Amount is reduced monthly based on a seven year straight line monthly amortization schedule), minus (d) the availability reserve (as defined in the 2010 Credit Agreement). As of December 31, 2012, $75 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula described above, net of $11.5 million of outstanding letters of credit. There were no outstanding loans as of December 31, 2012.
Borrowings under the 2010 Credit Agreement bear interest at rates based on a Eurodollar rate plus an applicable margin or a base rate plus an applicable margin. Effective as of July 6, 2012, the margin ranges from 1.75% to 2.25% on Eurodollar rate loans and 0.75% to 1.25% on base rate loans, in each case based on the percentage that our average total outstanding borrowings under the facility bear to the aggregate commitments of the lenders under the facility (currently $125 million). Pursuant to the July 2012 amendment, the applicable margins are no longer subject to further reduction based on the Company's fixed charge coverage ratio. The base rate is the highest of the prime lending rate of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.5%, or the federal funds rate plus 1/2 of 1%.
The 2010 Credit Agreement provides for letter of credit fees ranging from 1.75% to 2.25% per annum based on the average quarterly availability as a percentage of the borrowing base, a letter of credit “fronting fee” equal to 0.25% per annum, and a commitment fee payable on the unused portion of the facility, accruing at a rate per annum ranging from 0.250% to 0.375% based on the percentage that the average unused amount of the facility bears to the aggregate commitments of the lenders under the facility. As of December 31, 2012, Eurodollar rate and base rate borrowings under the 2010 Credit Agreement would bear interest at rates of 1.96% and 4.00%, respectively.

The 2010 Credit Agreement contains affirmative, negative and financial covenants customary for such asset-based financings that, among other things, limit the Company’s ability to make loans or investments (including acquisitions) and equity distributions (cash dividends or repurchases of stock); prepay, redeem or purchase debt; incur liens and engage in sale and leaseback transactions; incur additional indebtedness; engage in mergers, acquisitions and asset sales; enter into transactions with affiliates; and change our primary business. In addition, the 2010 Credit Agreement does not limit the dollar amount of investments (including acquisitions) and equity distributions (cash dividends or repurchases of stock) so long as the Company is not in default under the agreement and the availability under the facility on a proforma basis exceeds specified threshold amounts (and in certain cases subject to our having a proforma fixed charge coverage ratio of greater than or equal to 1.1 to 1.0). The 2010 Credit Agreement does not contain any limitations on our ability to make capital expenditures. The 2010 Credit Agreement also contains representations and warranties and events of default customary for agreements of this type.
If the amount of availability under the facility falls below certain specified threshold amounts, we are subject to a fixed charge coverage ratio financial covenant (as defined in the 2010 Credit Agreement) for the preceding 12 months period, which must not be less than 1.1 to 1.0. Additionally, the 2010 Credit Agreement also contains a lockbox feature that will require that all qualified daily cash receipts be promptly applied to the repayment of outstanding borrowings under the facility only during a period commencing on the date in which the Company’s availability under the facility falls below certain threshold amounts (or the date that an event of default occurs) and continuing until the availability has exceeded such threshold amounts for 90 days (and no event of default has existed). As of December 31, 2012, the Company is compliant with all applicable covenants contained within the 2010 Credit Agreement.
During 2012, borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 4.0% per annum.
In general, the 2010 Credit Agreement covenants are less restrictive than the previous agreement that it replaced and provides us with greater financial flexibility to manage and grow our business. The 2010 Credit Agreement continues to be guaranteed by all of the Company's domestic subsidiaries and is collateralized by substantially all of the tangible and intangible assets, intercompany debts, stock or other equity interests owned by the Company and its domestic subsidiaries and a majority of the stock or other equity interests of certain of its foreign subsidiaries.
Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 31, 2012, our major commitments (in millions):
Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$183.1	$67.1	$93.0	$19.2	$3.8
Service agreements	24.9	7.5	13.2	4.2	—
Total	$208.0	$74.6	$106.2	$23.4	$3.8
The majority of the operating lease obligations relates to our intermodal segment’s leases of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $37.9 million in 2012, $43.3 million in 2011, and $47.8 million in 2010. As agreed under the November 2009 arrangements with Union Pacific, the rates payable by Union Pacific for use of our owned and leased railcars have been adjusted on average downward to car hire rates payable for similar TTX railcars, with such adjustment becoming effective as of December 1, 2011. Operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception.

Service agreements include a commitment for ongoing maintenance and support to information technology providers; a telecommunications commitment for voice, data and frame relay services; an IT licensing, hosting and maintenance commitment; and our human resources benefit system and payroll processing contract.
Based upon the current level of operations and the anticipated future growth in both of our operating segments, management believes that operating cash flow and availability under the 2010 Credit Agreement will be adequate to meet our working capital, capital expenditure and other cash needs during 2013.

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
Our intermodal segment, our highway brokerage business and our international freight forwarding and NVOCC services estimate the cost of purchased transportation and services and accrue an amount on a load by load basis in a manner that is consistent with revenue recognition. Our warehousing, distribution and supply chain services estimate the cost of services provided in a manner that is consistent with revenue recognition.
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

Historically, our actual losses have approximated estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to our future consolidated results of operations. Based on our results for the year ended December 31, 2012, a 10% deviation from our estimated allowances would have resulted in an increase or decrease of expenses by approximately $0.1 million.

•	Useful Lives of Property and Equipment
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of assets as follows:

Classification	Estimated Useful Life
Rail cars	25 to 30 Years
Containers and chassis	15 to 20 Years
Autos/trucks and revenue equipment	5 to 10 Years
Leasehold improvements	Shorter of term of lease or life of improvement
Other (including computer hardware and software and furniture and equipment)	3 to 7 Years
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
Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are not more likely than not of being sustained upon audit, we record the largest amount of the benefit that is more likely than not of being sustained in our consolidated financial statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, a number of years may elapse before a particular matter for which we have established an accrual is audited or resolved.
At December 31, 2012, we have recorded a net deferred tax asset of $15.0 million which includes a valuation allowance of $0.1 million. We believe that future earnings will be sufficient to fully utilize the net deferred tax assets. The minimum amount of future taxable income required to realize this asset is approximately $40.5 million. Should we not be able to generate sufficient future income in 2013 and beyond, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of comprehensive income.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 31, 2012 or 2011.
Based upon the average variable interest rate debt outstanding during 2012, 2011 and 2010, a 100 basis point change in our variable interest rates would have affected our pre-tax earnings by less than $0.1 million, approximately $0.2 million and approximately $0.1 million, respectively.
As our foreign business expands, we will be subjected to greater foreign currency risk. No derivative financial instruments were outstanding as of December 31, 2012 and 2011. We do not use financial instruments for trading purposes.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company, including notes thereto, and the reports of the Company's independent registered public accounting firms are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
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
Based upon the disclosure controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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
Pacer’s management, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, management concluded that as of December 31, 2012 our internal control over financial reporting was effective based on criteria in Internal Control — Integrated Framework issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page F-3.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 5, 2013, our Compensation Committee adopted a long-term equity incentive program that provides certain executive officers and key employees the opportunity to earn shares of Pacer common stock over the next three years. The program was adopted under the 2012 Omnibus Incentive Plan (the “2012 Plan”), which was approved by the shareholders in April 2012.

The long-term equity incentive program includes awards generally divided into two types: (1) stock options vesting over a period of up to three years from the grant date and expiring on the seventh anniversary of the grant date and (2) performance units vesting based on our achievement of operating income, operating margin or other targets established by the Committee (and defined in the program) and the continued employment of the grantee throughout a defined service period determined by the Committee, in each case as stated in the award agreements. The aggregate dollar value of the long-term incentive awards granted to each grantee (the “Aggregate Award Value”) is set as a specified percentage of base salary based on salary grade, with a portion of the Aggregate Award Value allocated to the performance unit award (the “Performance Unit Value") and the balance of the Aggregate Award Value allocated to the stock options (the “Stock Option Value”). The number of shares of our common stock subject to the performance unit awards granted to each grantee will be determined by dividing the Performance Unit Value of the award for such grantee by the average closing price of our common stock during the 20 trading days prior to the grant date. The number of shares of our common stock subject to the option award granted to each grantee will be determined by dividing the Stock Option Value for such grantee by the product of (1) the average closing price of our common stock during the 20 trading days prior to the grant date, and (2) an option valuation factor. The exercise price of the option award will be the closing price of the Company's common stock on the grant date.

The following table sets forth the base salary, specified percentage and Aggregate Award Value applicable to our principal executive officer, principal financial officer, and other executive officers named in the proxy statement for our 2012 annual meeting of shareholders:

Name	Title	Base Salary	Specified Percentage	Aggregate Award Value
Daniel W. Avramovich	Chairman, President, and Chief Executive Officer	$550,000	200%	$1,100,000
John J. Hafferty	Executive Vice President, Chief Financial Officer	$317,000	75%	$237,750
Michael Burns	Executive Vice President, Chief Commercial Officer	$309,000	75%	$231,750
Michael F. Killea	Executive Vice President, Chief Legal Officer and General Counsel	$370,800	75%	$278,100
James Ward	Executive Vice President, Chief Information Officer	$290,000	50%	$145,000
Of the aggregate number of performance units granted to a grantee, a specified portion of such performance units can be earned with respect to each of the performance periods (the “Performance Period Target Unit Amount”) as determined by the Committee and stated in the award agreement. The performance units for each performance period are subject to two vesting conditions. The first condition is achievement of operating income, operating margin and/or other performance goals specified in our 2012 Omnibus Incentive Plan (the “Grant Performance Metrics”) for the performance period, with a specified percentage of the Performance Period Target Unit Amount, as determined by the Committee and set forth in the applicable award agreement, being subject to achievement of each of the the applicable Grant Performance Metrics applicable to a grantee. The percentage of the performance units earned for a given performance period depends on the extent of our achievement of the applicable Performance Metric for such period. The table below illustrates by way of example the vesting of performance units subject to operating income and operating margin targets in which 50% of a Performance Period Target Unit Amount is subject to achievement of the period's operating income target and 50% is subject to achievement of the period's operating margin target. The number of shares earned will be interpolated for operating income or operating margin between 75% and 100%, 100% and 120% and 120% and 140% of the targeted operating income or of the targeted increase in operating margin for a performance period. If our operating income in a performance period is less than 75% of the targeted operating income or our operating margin is less than 75% of the targeted increase in operating margin, none of the performance units associated with such performance metric will be earned for that performance period.

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

The second condition for vesting of performance units is the participant's continued service to the Company through a defined service period determined by the Committee and stated in the award agreement, at which time the participant will receive shares of our common stock based upon the number of shares that have been earned with respect to the performance periods.

Additional terms and conditions of the performance unit and stock option awards, including the effect of death, disability, resignation, termination of employment with or without cause, and a change of control on vesting of awards, are set forth in the form of performance stock unit award agreement filed as Exhibit 10.28 and the stock option award agreement filed as Exhibit 10.27, respectively, to this Annual Report on Form 10-K.

On February 5, 2013, based on the recommendation of our Compensation Committee, our Board of Directors approved the adoption of the Pacer International Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is intended to be an “unfunded” deferred compensation plan intended to conform to the requirements of Section 409A of the Internal Revenue Code of 1986, as amended, and will be maintained by the Company primarily for the purpose of providing deferred compensation to a select group of highly compensated employees, including the executive officers. Deferred compensation under the Deferred Compensation Plan will consist of elective deferrals, if any, made by the participant and discretionary contribution credits made by the Company. Elective deferral credits will be fully vested. Discretionary contribution credits may be subject to a vesting schedule determined by the company. Distributions are made pursuant to the Plan only upon permitted “qualifying distribution events,” which include separation from service, death, unforeseen emergencies, and specified in-service dates designated by the participant at the time the participant elects to defer the compensation.  Depending on the event, payments are made in lump sum or in annual installments over a term elected by the participant subject to the time limits in the Deferred Compensation Plan and starting six months after a separation from service. Amounts deferred under the Deferred Compensation Plan will be credited to bookkeeping accounts maintained by the Company for each participant, adjusted for any gains or losses attributable to the performance of hypothetical investment options selected by the participant. Payment obligations under this plan are unsecured general obligations of the Company.

Part III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors.
The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading “Proposal 1: Election of Directors” in our Proxy Statement for our 2013 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2012 year.

(b)	Identification of Executive Officers.
Certain information concerning our executive officers is presented in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c)	Audit Committee Information; Financial Expert.
The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading “Audit Committee” in our Proxy Statement for our 2013 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2012 year.

(d)	Section 16(a) Compliance.
The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2013 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2012 year.

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
The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading “Nominating and Corporate Governance Committee” in our Proxy Statement for our 2012 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2012 year. No material changes to the nominating process have occurred.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussions under the headings “2012 Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our 2013 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2012 year. The information required under Item 407(e)(5) of Regulation S-K is set forth under the heading “Compensation Committee Report” in our Proxy Statement for our 2013 annual meeting of shareholders, and is being furnished in this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information as of December 31, 2012 about awards under our equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,798,702	(1)	$8.85	(1)	2,832,481	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	1,798,702	(1)	$8.85	(1)	2,832,481	(2)

(1) Performance stock units and restricted stock units (see note 2 below) are included in the amount reflected in column (a) and are not included in the column (b) calculation of weighted-average exercise price of outstanding options, warrants and rights.

(2) Under our 2002 Plan, 2006 Plan and 2012 Plan, options to purchase 178,500 shares, 583,488 shares and 73,954 shares, respectively, of our common stock were outstanding as of December 31, 2012. As of December 31, 2012, 71,696 restricted shares of common stock had been issued and were outstanding under the 2006 Plan. Also outstanding under the 2006 Plan and 2012 Plan as of December 31, 2012 are (a) 93,368 and 250,000 restricted stock units, respectively, and (b) 619,392 performance units under the 2006 Plan. The number of shares of common stock to be issued pursuant to the performance units will vary depending on our achievement of operating income targets in the applicable performance period and continued employment by the grantee through March 5, 2013, 2014 or 2015. As December 31, 2012, a maximum of 275,954 additional common shares may be issued in regards to the performance unit awards, and we had available 2.8 million shares of our common stock for future issuance under the 2012 Plan. No further awards can be made under our 2002 or 2006 Plans.

The Board has reserved a total of 2,775,000 shares of common stock for issuance under the 2012 Plan plus such number of shares of common stock relating to awards under the 2002 Plan and 2006 Plan that expire, are canceled, are not earned or terminate for any reason without the issuance or delivery of shares. Such number of shares is subject to adjustment for a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). Each share of common stock subject to an option or SAR award under the 2012 Plan will be counted as one share, and each share of common stock granted as restricted stock awards, restricted stock units, performance units, performance shares, dividend equivalent right or other equity-based award under the 2012 Plan will be counted as 1.26 shares, against the maximum aggregate number of shares available under the 2012 Plan. If an award, other than a Substitute Award (defined below), under the 2012 Plan is forfeited or otherwise terminates without the issuance or delivery of some or all of the shares underlying the award to the grantee, or becomes unexercisable without having been exercised in full, the remaining shares that were subject to the award will become available for future awards under the 2012 Plan in the same amount as such shares were originally counted against the maximum number of shares available under the 2012 Plan; provided that (A) shares that are tendered to the Company by a grantee as (a) full or partial payment of the exercise or purchase price of any equity-based award or (b) payment of any applicable withholding for federal, state, city, local, or foreign taxes incurred in connection with the exercise, vesting or payment of any Award under the 2012 Plan, 2006 Plan or the 2002 Plan; and (B) shares that are not issued as a result of the net settlement of a SAR or option, will not become available for future grant under the 2012 Plan.

Substitute Awards will not reduce the number of shares available for issuance under the 2012 Plan. “Substitute Awards” are awards granted in assumption of or in substitution for outstanding awards previously granted by a company acquired by or merged into or with the Company or any of its subsidiaries.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2013 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2012 year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the discussion under the headings “Certain Relationships and Related Transactions,” “Review, Approval or Ratification of Transactions with Related Persons” and “Director Independence” in our Proxy Statement for our 2013 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2012 year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the discussion under the headings “Fees Billed by Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” in our Proxy Statement for our 2013 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2012 year.

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

(1)	Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts, for each of the years ended December 31, 2012, 2011, and 2010, which appears on page S-1, is filed as part of this Annual Report on Form 10-K.
All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(1)	Exhibits:
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit Description
3.1
Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 28, 2002). (Commission File No. 0-49828).

3.2
Amendment dated May 24, 2010 to Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 25, 2010). (Commission File No. 0-49828).

3.3
Amendment dated April 28, 2011 to Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011). (Commission File No. 0-49828).

3.4
Amendment dated April 25, 2012 to the Second Amended and Restated Charter of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012). (Commission File No. 0-49828).

3.5
Second Amended and Restated Bylaws, as amended on March 11, 2009, of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 11, 2009). (Commission File No. 0-49828).

3.6
Amendment dated April 25, 2012 to the Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012). (Commission File No. 0-49828).

10.1
Second Amended and Restated Credit Agreement dated December 30, 2010 and made by Pacer International, Inc., each of its domestic subsidiaries, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, Bank of America, N.A., as Swing Line Lender and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Agent and Joint Bookrunner, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Joint Bookrunner. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010). (Commission File No. 0-49828).

10.2
First Amendment, dated July 6, 2012, to the Second Amended and Restated Credit Agreement dated December 30, 2010 made by Pacer International, Inc., each of its domestic subsidiaries, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto, and Bank of America, N.A., as Swing Line Lender and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Agent and Joint Bookrunner, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Joint Bookrunner. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012). (Commission File No. 0-49828).

10.3
Amended and Restated Security Agreement dated August 28, 2009 and made by Pacer International, Inc. and each of its domestic subsidiaries in favor of the Administrative Agent (for the benefit of the Secured Parties). (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.4
Guaranty dated April 5, 2007 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 9, 2007). (Commission File No. 0-49828).

10.5
Amendment to Guaranty dated August 28, 2009 of the Guarantors named on the signature pages thereof in favor of the Administrative Agent, the lenders from time to time party thereto, the issuers of letters of credit from time to time party thereto and certain other persons. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description
10.6
Pledge Agreement, dated as of April 5, 2007, between each Pledgor named on the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to
Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 9, 2007). (Commission
File No. 0-49828).

10.7
Amendment to Pledge Agreement, dated as of August 28, 2009, between each Pledgor named in the signature pages thereof and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated August 28, 2009). (Commission File No. 0-49828).

10.8
Stacktrain Services Agreement, dated as of May 28, 1999, among American President Lines, Ltd., APL Co. Pte Ltd., APL Limited and Pacer International, Inc. (Incorporated by reference to Exhibit No. 4.8 to the Company's Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-49828).

10.9
Primary Obligation and Guaranty Agreement, dated as of March 15, 1999, by Neptune Orient Lines Limited in favor of Coyote Acquisition LLC and APL Land Transport Services, Inc. (Incorporated by reference to Exhibit No. 4.11 to the Company's Registration Statement on Form S-4 dated August 12, 1999). (Registration File No. 333-85041).

10.10
Equipment Lease Agreement, dated October 14, 2010, between Union Pacific Railroad Company and Pacer International, Inc. d/b/a Pacer Stacktrain. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010). (Commission File No. 0-49828).#

# Confidential treatment has been granted by Securities and Exchange Commission with respect to certain provisions of this exhibit. Omitted material for which confidential treatment has been granted and has been filed separately with the Securities and Exchange Commission.

10.11
Rail Car Lease Agreement, dated February 14, 2001, between Greenbrier Leasing Corporation and the Company. (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001). (Commission File No. 333-85041).

10.12
Rail Car Lease Agreement, dated September 1, 2000, among GATX Third Aircraft Corporation and the Company. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 22, 2000). (Commission File No. 333-85041).

10.13	Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1 dated May 15, 2002). (Registration File No. 333-53700).+

10.14
Amendment to the Stock Option Agreements Evidencing Outstanding Options Granted Under the Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

10.15
Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement - Employee (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.16
Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement - Non-Employee Director (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.17
Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Appendix A of the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 9, 2007). (Commission File No. 0-49828).+

Exhibit Number	Exhibit Description
10.18
Form of Restricted Stock Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 6, 2007). (Commission File No. 0-49828).+

10.19
Form of Stock Option Award Agreement (for non-employee directors) pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.20
Form of Performance Stock Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2010). (Commission File No. 0-49828).+

10.21
Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 7, 2010). (Commission File No. 0-49828).+

10.22
Form of Restricted Stock Award Agreement for Independent Directors pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K ended December 31, 2010). (Commission File No. 0-49828).+

10.23
Form of Performance Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010). (Commission File No. 0-49828). +

10.24
Form of Stock Option Award Agreement (for employees) pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011). (Commission File No. 0-49828). +

10.25
Form of Performance Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011). (Commission File No. 0-49828). +

10.26
Pacer International 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix A of the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2012). (Commission File No. 0-49828). +

10.27
Form of Stock Option Award Agreement (for employees) pursuant to the Pacer International 2012 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012). (Commission File No. 0-49828). +

10.28
Form of Performance Stock Unit Award Agreement (for employees) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012). (Commission File No. 0-49828). +

10.29
Form of Restricted Stock Unit Award Agreement (for employees) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012). (Commission File No. 0-49828). +

10.30	Form of Restricted Stock Award Agreement (for non-employee directors) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan. +

10.31
Form of Supplemental Severance Benefit Letter from the Company to certain executive officers and key personnel (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

Exhibit Number	Exhibit Description
10.32
Form of Amendment to Employment Agreement, dated as of December 31, 2008, signed with executive officers and other key personnel subject to Employment Agreements. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

10.33
Pacer International, Inc. 2012 Performance Bonus Plan. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011). (Commission File No. 0-49828).+

10.34	Pacer International, Inc. 2013 Performance Bonus Plan.+

10.35
Employment Agreement, dated August 22, 2001, between Pacer International, Inc. and Michael Killea. (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 28, 2001). (Commission File No. 333-85041).+

10.36
Amendment dated February 19, 2007 to Employment Agreement, dated August 22, 2001 between Pacer International, Inc. and Michael F. Killea (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.37
Amendment dated February 16, 2009 to Employment Agreement dated as of August 22, 2001 as amended by amendments dated February 19, 2007 and December 31, 2008 between Pacer International, Inc. and Michael F. Killea. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

10.38
Employment Agreement, dated June 30, 2008, between Pacer International, Inc. and Daniel W. Avramovich. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008).+

10.39
Employment Agreement, dated March 29, 2010, between Pacer International, Inc. and Michael A. Burns (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010). (Commission File No. 0-49828).+

10.40
Employment Agreement, dated September 11, 2012, between Pacer International, Inc. and Jeff Cook. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012). (Commission File No. 0-49828).+

10.41
Employment Agreement, dated March 29, 2010, between Pacer International, Inc. and John J. Hafferty (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010). (Commission File No. 0-49828).+

10.42
Employment Agreement dated May 16, 2011 between Pacer International, Inc. and Florian Kete. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011). (Commission File No. 0-49828).+

10.43
Employment Agreement dated July 31, 2006 between Pacer Cartage, Inc. and Val T. Noel. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010). (Commission File No. 0-49828).+

10.44
Amendment No. 1 to Employment Agreement effective as of February 11, 2008 between Pacer Cartage, Inc. and Val T. Noel. (Incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010).+

10.45
Employment Agreement dated March 12, 2012 between Pacer International, Inc. and Robert W. Noonan. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012). (Commission File No. 0-49828).+

Exhibit Number	Exhibit Description
10.46	Employment Agreement dated November 12, 2012 between Pacer International, Inc. and Paul C. Svindland. +

10.47
Employment Agreement, dated May 1, 2007, between Pacer International, Inc. and James Ward (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated April 6, 2007). (Commission File No. 0-49828).+

10.48
Separation Agreement and Release of Claims dated October 16, 2012 between Pacer International, Inc. and Michael Gordon.+ (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012). (Commission File No. 0-49828).+

21	Subsidiaries of the Pacer International, Inc.

23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP

23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP

31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
Furnished herewith, but not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company explicitly incorporate it by reference.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACER INTERNATIONAL, INC.

Date:	February 8, 2013	By:	/s/ John J. Hafferty
John J. Hafferty Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:	February 8, 2013	By:	/s/ Daniel W. Avramovich
Daniel W. Avramovich Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 8, 2013	By:	/s/ Jeffrey J. Cook
Jeffrey J. Cook Vice President and Controller (Principal Accounting Officer)

Date:	February 8, 2013	By:	/s/ Dennis A. Chantland
Dennis A. Chantland Director

Date:	February 8, 2013	By:	/s/ J. Douglass Coates
J. Douglass Coates Director

Date:	February 8, 2013	By:	/s/ P. Michael Giftos
P. Michael Giftos Director

Date:	February 8, 2013	By:	/s/ Robert J. Grassi
Robert J. Grassi Director

Date:	February 8, 2013	By:	/s/ Robert D. Lake
Robert D. Lake Director

Date:	February 8, 2013	By:	/s/ Robert F. Starzel
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
We have audited the accompanying consolidated balance sheets of Pacer International, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts” as of and for the years ended December 31, 2012 and 2011. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2012 and 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacer International, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP

Columbus, Ohio
February 8, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pacer International, Inc.:
We have audited Pacer International, Inc.'s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's December 31, 2012 annual report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacer International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for the years then ended, and our report dated February 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Columbus, Ohio
February 8, 2013

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Pacer International, Inc.:

In our opinion, the consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2010 present fairly, in all material respects, the results of Pacer International, Inc. and its subsidiaries operations and their cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2010 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Columbus, OH
February 23, 2011

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$20.2	$24.0
Accounts receivable, net of allowances of $1.0 million and $1.4 million, respectively	132.7	133.5
Prepaid expenses and other	9.4	12.3
Deferred income taxes	2.4	4.0
Total current assets	164.7	173.8
Property and equipment
Property and equipment, cost	108.8	99.8
Accumulated depreciation	(62.0)	(56.1)
Property and equipment, net	46.8	43.7
Other assets
Deferred income taxes	12.6	14.1
Other assets	9.9	11.7
Total other assets	22.5	25.8
Total assets	$234.0	$243.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	112.5	127.1
Long-term liabilities
Other	1.3	0.9
Total liabilities	113.8	128.0
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 35,085,577 and 34,979,273 issued and outstanding	0.4	0.4
Additional paid-in capital	305.7	304.7
Accumulated deficit	(185.9)	(190.2)
Accumulated other comprehensive income	—	0.4
Total stockholders’ equity	120.2	115.3
Total liabilities and stockholders’ equity	$234.0	$243.3

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in millions, except share and per share data)	December 31, 2012	December 31, 2011	December 31, 2010
Revenues	$1,415.0	$1,478.5	$1,502.8
Operating expenses:
Cost of purchased transportation and services	1,181.5	1,218.7	1,251.7
Direct operating expenses	101.6	105.8	107.0
Selling, general and administrative expenses	123.4	131.8	138.5
Other income	(0.4)	(4.8)	(2.5)
Total operating expenses	1,406.1	1,451.5	1,494.7
Income from operations	8.9	27.0	8.1
Interest expense	(1.4)	(2.3)	(6.6)
Income before income taxes	7.5	24.7	1.5
Income tax expense	(3.2)	(10.8)	(0.6)
Net income	$4.3	$13.9	$0.9
Earnings per share:
Basic:
Earnings per share	$0.12	$0.40	$0.03
Weighted average shares outstanding	35,069,099	34,959,819	34,921,594
Diluted:
Earnings per share	$0.12	$0.40	$0.03
Weighted average shares outstanding	35,338,338	35,066,417	34,946,175

Other comprehensive income (loss):
Foreign currency translation adjustment	$(0.4)	$0.7	$(0.2)
Comprehensive income	$3.9	$14.6	$0.7

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)	Preferred Stock		Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Total Stockholders’
	No. of		No. of			Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2009	—	$—	34,904,051	$0.4	$301.5	$(205.0)	$(0.1)	$96.8
Net income	—	—	—	—	—	0.9	—	0.9
Foreign currency translation adjustment	—	—	—	—	—	—	(0.2)	(0.2)
Stock based compensation	—	—	—	—	1.3	—	—	1.3
Tax impact of stock based compensation	—	—	—	—	(0.1)	—	—	(0.1)
Issuance of restricted stock, net of forfeitures	—	—	33,875	—	—	—	—	—
Repurchase and retirement of Pacer common stock	—	—	(26,252)	—	(0.2)	—	—	(0.2)
Balance December 31, 2010	—	$—	34,911,674	$0.4	$302.5	$(204.1)	$(0.3)	$98.5
Net income	—	—	—	—	—	13.9	—	13.9
Foreign currency translation adjustment	—	—	—	—	—	—	0.7	0.7
Stock based compensation	—	—	—	—	2.4	—	—	2.4
Tax impact of stock based compensation	—	—	—	—	(0.1)	—	—	(0.1)
Issuance of common stock for vesting of restricted stock units	—	—	19,820	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	57,895	—	—	—	—	—
Repurchase and retirement of Pacer common stock	—	—	(10,116)	—	(0.1)	—	—	(0.1)
Balance December 31, 2011	—	$—	34,979,273	$0.4	$304.7	$(190.2)	$0.4	$115.3
Net income	—	—	—	—	—	4.3	—	4.3
Foreign currency translation adjustment	—	—	—	—	—	—	(0.4)	(0.4)
Stock based compensation	—	—	—	—	1.8	—	—	1.8
Tax impact of stock based compensation	—	—	—	—	(0.7)	—	—	(0.7)
Issuance of common stock for vesting of restricted and performance stock units	—	—	55,330	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	—	—	58,446	—	—	—	—	—
Repurchase and retirement of Pacer common stock	—	—	(7,472)	—	(0.1)	—	—	(0.1)
Balance December 31, 2012	—	$—	35,085,577	$0.4	$305.7	$(185.9)	$—	$120.2

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in millions)	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows from operating activities
Net income	$4.3	$13.9	$0.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.9	7.2	6.5
Gain on sale of property and equipment	—	(0.1)	(2.5)
Gain on sale of railcar assets	—	(4.7)	—
Amortization of deferred gain on sale lease-back transactions	(0.8)	(0.7)	(0.8)
Deferred taxes	2.5	12.4	5.2
Stock based compensation expense	1.8	2.4	1.3
Change in operating assets and liabilities
Accounts receivable, net	0.8	19.0	(0.2)
Prepaid expenses and other	2.9	3.1	11.1
Accounts payable and other accrued liabilities	(14.4)	(20.7)	(1.2)
Other assets	2.0	1.8	0.4
Other liabilities	(0.9)	(0.2)	(4.6)
Net cash provided by operating activities	6.1	33.4	16.1
Cash flows used in investing activities
Capital expenditures	(11.4)	(8.0)	(8.2)
Purchase of railcar assets	(28.4)	(22.1)	—
Net proceeds from sale of railcar assets	—	28.9	—
Net proceeds from sale lease-back transaction	30.2	—	2.4
Proceeds from sales of property and equipment	0.1	1.1	2.8
Net cash used in investing activities	(9.5)	(0.1)	(3.0)
Cash flows used in financing activities
Net repayments under revolving line of credit agreement	—	(13.4)	(9.6)
Debt issuance costs paid to third parties	(0.2)	—	(1.6)
Repurchase and retirement of Pacer common stock	(0.1)	(0.1)	(0.2)
Withholding tax paid upon vesting of restricted and performance stock units	(0.1)	—	—
Capital lease obligation payment	—	—	(0.3)
Net cash used in financing activities	(0.4)	(13.5)	(11.7)
Net increase (decrease) in cash and cash equivalents	(3.8)	19.8	1.4
Cash and cash equivalents at beginning of year	24.0	4.2	2.8
Cash and cash equivalents at end of year	$20.2	$24.0	$4.2
Supplemental disclosures for cash paid for:
Interest	$1.1	$1.6	$3.8
Income taxes (refunds)	$(0.1)	$(7.7)	$(7.7)

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Pacer International, Inc. and subsidiaries (referred to in these notes to consolidated financial statements as “Pacer", “the Company”, “we”, “us” or “our”) are a leading asset-light transportation and global logistics service provider that facilitates the movement of freight from origin to destination through our intermodal and logistics segments.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management of the Company to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, accounting for income taxes and valuation of deferred tax assets, the economic useful lives of our property and equipment and contingencies. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.
Accounts Receivable
Accounts receivable are recorded at the invoice amount. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance has been established through an analysis of accounts receivable aging categories, historical collection experience with our customers, current economic conditions, and credit policies. As we monitor our receivables, we regularly identify customers that may have payment problems, adjusting the allowance for doubtful accounts accordingly with an offset to selling, general and administrative expenses. Account balances are charged off against the allowance when recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customers. At December 31, 2012 and December 31, 2011, accounts receivable included unbilled amounts of $11.8 million and $10.1 million, respectively.
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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Rail cars	25 to 30 Years
Containers and chassis	15 to 20 Years
Autos/trucks and revenue equipment	5 to 10 Years
Leasehold improvements	Shorter of term of lease or life of improvement
Other (including computer hardware and software and furniture and equipment)	3 to 7 Years
When assets are sold, the applicable costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Expenditures, including those on leased assets, which extend an asset’s useful life or increase its utility, are capitalized and amortized. Expenditures for maintenance and repairs are expensed as incurred.
Deferred Financing Costs
The deferred financing costs included in other assets relate to the cost incurred in the placement of the Company’s debt. The balance of $1.6 million and $1.8 million at December 31, 2012 and 2011 relate to those costs to be amortized over the remaining life of our 2010 Credit Agreement (see Note 2).
In 2012, $0.2 million of deferred financing costs were incurred related to an amendment to the Company's 2010 Credit Agreement. In 2010, $1.6 million of deferred financing costs were charged to interest expense in the accompanying consolidated statements of comprehensive income as a result of entering into the 2010 Credit Agreement.
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
Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold of being sustained under tax audits. For tax positions that are greater than 50% likely, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled.
Accumulated Other Comprehensive Income (Loss)
Other comprehensive income (loss) includes foreign currency translation adjustments. The assets and liabilities of the Company’s foreign operations have been translated at rates of exchange at the balance sheet date, and related revenues and expenses have been translated at average rates of exchange in effect during the year.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Stock-Based Compensation
The Company has adopted ASC Topic 718 (“ASC 718”), “Compensation – Stock Compensation,” which establishes the accounting for employee stock-based awards. Through December 31, 2012, the Company’s incentive awards have been granted in the form of common stock options, restricted stock, restricted stock units and performance stock units. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee or director service period (generally the vesting period of the grant) and also for performance stock units as performance targets are met, or expected to be met. The Company estimates the expected forfeiture rate and only recognizes expense for the shares expected to vest. The forfeiture rate is estimated based on historical experience and expectations regarding future pre-vesting termination behavior of employees. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly.
The Company recognizes stock-based compensation for awards issued under the Company’s long-term incentive plans in selling, general and administrative expenses of the consolidated statement of comprehensive income.
Our stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. This model requires various assumptions including expected volatility and expected term. If any of the assumptions used in the model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company sells primarily on net 30-day terms, performs credit evaluation procedures on its customers and generally does not require collateral on its accounts receivable.
For the year ended December 31, 2012, two customers contributed more than 10% of total consolidated revenues (individually each contributed 18.6% and 17.3%). Two customers contributed more than 10% of total consolidated revenues, contributing 15.3% and 15.1% respectively for the year ended December 31, 2011. Three customers contributed more than 10% of total consolidated revenues, contributing 14.5%, 12.0%, and 10.1% respectively for the year ended December 31, 2010.
Approximately 40%, 33% and 26% of total consolidated revenues for the years ended December 31, 2012, 2011 and 2010 were related to the automotive industry, respectively.
Reclassification
Certain reclassifications have been made to the 2011 and 2010 consolidated financial statements in order to conform to the 2012 presentation, including the reclassification of certain expenses from selling, general and administrative expenses to costs of purchased transportation and services and direct operating expenses. The Company also reclassified depreciation and amortization to direct operating expenses and selling, general and administrative expenses. The reclassifications had no impact on previously reported income.

The following table summarizes the specific reclassifications discussed above:

	Year Ended December 31,
(in millions)	2011			2010
	Originally Reported	Reclassification Amount	As Reclassified	Originally Reported	Reclassification Amount	As Reclassified
Cost of purchased transportation and services	$1,208.4	$10.3	$1,218.7	$1,240.5	$11.2	$1,251.7
Direct operating expenses	94.7	11.1	105.8	94.5	12.5	107.0
Selling, general and administrative expenses	146.0	(14.2)	131.8	155.7	(17.2)	138.5
Depreciation and amortization	$7.2	$(7.2)	$—	$6.5	$(6.5)	$—

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 2. REVOLVING CREDIT FACILITY
Our revolving credit agreement dated December 30, 2010, as amended on July 6, 2012 (the "2010 Credit Agreement"), matures on July 6, 2017 and provides for a revolving credit facility of up to $125 million (including a $40 million letter of credit facility and a $12.5 million swing line loan facility), and an accordion feature providing for an increase in the facility of up to $50 million subject to certain conditions (for a total facility of $175 million if such conditions are met).
The amount available for borrowing under the facility is determined by reference to a borrowing base formula which is equal to the lesser of (1) the aggregate commitments of the lenders (currently $125 million), or (2) an amount equal to the sum of (a) 85% of the eligible accounts receivable, (b) 85% of eligible earned but unbilled accounts receivables up to $20 million, and (c) an amount equal to the lesser of (i) 85% of the net orderly liquidation value of eligible owned railcars and chassis as of December 30, 2010 and (ii) $25 million (such lesser amount, the “Closing Date Equipment Formula Amount”), provided that, commencing February 1, 2011, the Closing Date Equipment Formula Amount is reduced monthly based on a seven year straight line monthly amortization schedule), minus (d) the availability reserve (as defined in the 2010 Credit Agreement). As of December 31, 2012, $75 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula described above, net of $11.5 million of outstanding letters of credit. There were no outstanding loans as of December 31, 2012.
Borrowings under the 2010 Credit Agreement bear interest at rates based on a Eurodollar rate plus an applicable margin or a base rate plus an applicable margin. Effective as of July 6, 2012, the margin ranges from 1.75% to 2.25% on Eurodollar rate loans and 0.75% to 1.25% on base rate loans, in each case based on the percentage that our average total outstanding borrowings under the facility bear to the aggregate commitments of the lenders under the facility (currently $125 million). Pursuant to the July 2012 amendment, the applicable margins are no longer subject to further reduction based on the Company's fixed charge coverage ratio. The base rate is the highest of the prime lending rate of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.5%, or the federal funds rate plus 1/2 of 1%.
The 2010 Credit Agreement provides for letter of credit fees ranging from 1.75% to 2.25% per annum based on the average quarterly availability as a percentage of the borrowing base, a letter of credit “fronting fee” equal to 0.25% per annum, and a commitment fee payable on the unused portion of the facility, accruing at a rate per annum ranging from 0.250% to 0.375% based on the percentage that the average unused amount of the facility bears to the aggregate commitments of the lenders under the facility.
The 2010 Credit Agreement contains affirmative, negative and financial covenants customary for such asset-based financings that, among other things, limit the Company’s ability to make loans or investments (including acquisitions) and equity distributions (cash dividends or repurchases of stock); prepay, redeem or purchase debt; incur liens and engage in sale and leaseback transactions; incur additional indebtedness; engage in mergers, acquisitions and asset sales; enter into transactions with affiliates; and change our primary business. In addition, the 2010 Credit Agreement does not limit the dollar amount of investments (including acquisitions) and equity distributions (cash dividends or repurchases of stock) so long as the Company is not in default under the agreement and the availability under the facility on a proforma basis exceeds specified threshold amounts (and in certain cases subject to our having a proforma fixed charge coverage ratio of greater than or equal to 1.1 to 1.0). The 2010 Credit Agreement does not contain any limitations on our ability to make capital expenditures. The 2010 Credit Agreement also contains representations and warranties and events of default customary for agreements of this type.
If the amount of availability under the facility falls below certain specified threshold amounts, we are subject to a fixed charge coverage ratio financial covenant (as defined in the 2010 Credit Agreement) for the preceding 12 months period, which must not be less than 1.1 to 1.0. Additionally, the 2010 Credit Agreement also contains a lockbox feature that will require that all qualified daily cash receipts be promptly applied to the repayment of outstanding borrowings under the facility only during a period commencing on the date in which the Company’s availability under the facility falls below certain threshold amounts (or the date that an event of default occurs) and continuing until the availability has exceeded such threshold amounts for 90 days (and no event of default has existed). As of December 31, 2012, the Company is compliant with all applicable covenants contained within the 2010 Credit Agreement.
During 2012, borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 4.0% per annum.
The 2010 Credit Agreement continues to be guaranteed by all of the Company's domestic subsidiaries and is collateralized by substantially all of the tangible and intangible assets, intercompany debts, stock or other equity interests owned by the Company and its domestic subsidiaries and a majority of the stock or other equity interests of certain of its foreign subsidiaries.

NOTE 3. RAILCAR ASSET SALE
During 2011, the Company purchased 245 railcars pursuant to purchase options under various lease agreements. These leases were previously accounted for as operating leases. The railcar purchases were financed through borrowings under the 2010 Credit Agreement. On July 22, 2011, we sold the railcar assets for net proceeds of $28.9 million. The Company recorded a gain as a result of the transaction net of related transaction costs and other carrying costs of approximately $4.7 million which is included in other income on the consolidated statement of comprehensive income. Proceeds from the sale of the railcars were used to repay outstanding borrowings under the 2010 Credit Agreement.
NOTE 4. ARRANGEMENTS WITH UNION PACIFIC
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
The 2009 Commercial Agreement has a multi-year term and thereafter will automatically renew for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. In connection with the agreements and arrangements described above, including the amendment of the 2002 Agreement, Union Pacific paid Pacer $30 million. The payment was used to pay down outstanding borrowings under the Company’s prior credit facility on November 4, 2009. In 2009, the Company recognized other income of $17.5 million related to the Amendment (net of $1.2 million of accelerated chassis delivery costs), and $11.3 million of deferred gain was amortized to costs of purchased transportation and services through October 11, 2011, the expiration date of the 2002 Agreement. There was no amortization for the year ended December 31, 2012. The total amount of amortization for the years ended December 31, 2011 and 2010 was $4.7 million, and $5.7 million respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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
On October 19, 2012, the Company entered into a multi-year agreement with Union Pacific to arrange, manage and provide wholesale intermodal transportation services for automotive parts shipments between the United States and Mexico. The new agreement changes the nature of the Company's participation in this business. Typically, the Company contracts for rail transportation from multiple rail carriers and combines that with the Company's equipment and network logistics management services to intermediaries. Under the new agreement, effective January 1, 2013, the Company will no longer collect and pass through the rail transportation costs to automotive parts intermediaries servicing this US-Mexico business, but will act as Union Pacific's manager for cross-border shipments and provide rail container and chassis management services for Union Pacific in Mexico. The Company is compensated on a fee basis for such services and the use of the Company's equipment. Accordingly, beginning January 1, 2013, for US-Mexico automotive parts shipments, the Company's financial results will no longer include the revenue and costs associated with the purchased rail transportation except to the extent that we are servicing customers as a direct retail provider.
NOTE 5. INCOME TAXES
The provision for income taxes is as follows (in millions):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Current:
Federal	$—	$(2.6)	$(4.9)
State	0.4	0.7	0.2
Foreign	0.3	0.3	0.1
Total current	0.7	(1.6)	(4.6)
Deferred:
Federal	2.8	9.5	5.1
State	—	2.9	0.1
Foreign	(0.3)	—	—
Total deferred	2.5	12.4	5.2
Total provision	$3.2	$10.8	$0.6
Income (loss) before taxes includes the following components (in millions):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
United States	$7.8	$22.6	$0.9
Outside U.S.	(0.3)	2.1	0.6
	$7.5	$24.7	$1.5

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	5.0	3.3	14.3
State NOL valuation allowance, net of federal benefit	0.1	0.3	—
Non-deductible business meals	1.5	0.4	8.3
Tax penalties	0.3	0.1	2.2
Impact of change in state apportionment on deferred taxes	(1.1)	4.3	—
Prior tax year adjustments	0.3	2.2	(8.1)
Tax credits	(0.1)	(0.2)	(3.7)
Tax settlements	0.1	(0.5)	(17.4)
Foreign taxes in excess of federal rate	1.1	0.5	8.5
Non-taxed foreign income	—	(1.8)	—
Other	0.5	0.1	1.1
Net effective tax rate	42.7%	43.7%	40.2%

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 31, 2012 and December 31, 2011 (in millions):

	December 31, 2012	December 31, 2011
Tax basis in excess of book—Goodwill	$14.1	$22.5
Property and equipment	(9.6)	(10.2)
Accrued liabilities	1.8	3.5
Prepaids	(2.0)	(2.2)
Stock compensation	1.7	2.1
Net operating loss and other carryforwards	8.3	1.6
Other	0.8	1.0
Total net deferred tax asset before valuation allowance	15.1	18.3
State NOL valuation allowance	(0.1)	(0.2)
Total net deferred tax asset	$15.0	$18.1
Current deferred tax asset	$4.2	$5.5
Non-current deferred tax asset	22.3	24.4
Current deferred tax liability	(1.8)	(1.5)
Non-current deferred tax liability	(9.7)	(10.3)
Total net deferred tax asset	$15.0	$18.1
At December 31, 2012, the Company has recorded a net deferred tax asset of $15.0 million which includes a valuation allowance of $0.1 million. The Company believes it is more likely than not that future earnings will be sufficient to fully utilize the net assets. The minimum amount of future taxable income required to realize this asset is approximately $40.5 million over the next twenty years. Should the Company not be able to generate sufficient future income in 2013 and beyond, it may be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in the consolidated statement of comprehensive income.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

At December 31, 2012, the Company had federal net operating loss carryforwards of $5.5 million primarily expiring through 2032. At December 31, 2012 and 2011, the Company had state net operating loss carryforwards (tax affected before federal benefit) of $2.8 million and $1.8 million, respectively, expiring through 2032. The Company has a valuation allowance against the state operating loss carryforwards (tax affected before federal benefit) of $0.2 million and $0.3 million at December 31, 2012 and 2011, respectively. The valuation allowance for state net operating loss carryforward decreased $0.1 million mainly as a result of the write off of loss carryforwards due to the closure of operations in certain jurisdictions for some legal entities.
Undistributed earnings of the Company's non-U.S. subsidiaries amounted to approximately $2.5 million at December 31, 2012. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Accounting for uncertainty in income taxes requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no reserves relating to uncertain tax positions as of December 31, 2012, 2011 and 2010.

Pacer International, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. All federal income tax returns for the Company are closed through 2003 and filed through 2011. All state and local income tax returns for the Company are closed through 2007 and filed through 2011.
NOTE 6. 401(K) PLAN AND LONG-TERM INCENTIVE PLANS

401(k) Plan
Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions were $1.0 million and $1.1 million for 2012 and 2011, respectively. There were no matching contributions in 2010.

Long-Term Incentive Plans
The Company recognized stock based compensation expense under our long-term incentive plans of $1.8 million, $2.4 million and $1.3 million for 2012, 2011 and 2010, respectively. The tax benefit for all share-based compensation plan expense included in the provision for income taxes totaled $0.3 million, $0.1 million and $0.2 million for 2012, 2011 and 2010, respectively. The Company did not realize any excess tax benefit for tax deductions from any of the share-based compensation plans in 2012, 2011 and 2010.
On April 25, 2012, the shareholders of the Company approved the 2012 Omnibus Incentive Plan (the “2012 Plan”) which had been adopted by the Board of Directors in February 2012 subject to shareholder approval. The 2012 Plan provides for grants or awards of cash incentives, stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, dividend equivalent rights and other equity-based awards (collectively, “Awards”) to directors, certain key employees and executive officers.
The maximum number of shares of common stock that may be subject to equity awards under the 2012 Plan is 2,775,000 shares plus such number of shares relating to outstanding awards under predecessor plans that expire, are canceled, are not earned or terminate for any reason without issuance or delivery of the shares. Subject to any required action by the Company's shareholders, the number of shares reserved for issuance under the 2012 Plan, the maximum award limitations set forth in the 2012 Plan, the number of shares underlying an outstanding award, as well as the price per share (or exercise, base or purchase price) of the underlying shares, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). Subject to any required action by the Company's shareholders, the 2012 Plan administrator (presently the Compensation Committee of the Board of Directors), in its sole discretion, may make similar adjustments to reflect a change in the capitalization of the Company, including a recapitalization, repurchase, rights offering, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders or other similar corporate transaction or event.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Prior to April 25, 2012, the Company had three long-term incentive plans, the 2006 Long-Term Incentive Plan (the "2006 Plan"), the 2002 Stock Option Plan (the “2002 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”). Upon adoption of the 2002 Plan, no further awards were able to be made under the 1999 Plan, although outstanding awards under the 1999 plan were not affected. Upon adoption of the 2006 Plan, no further awards were able to be made under the 2002 Plan, although outstanding awards under the 2002 Plan were not affected. As of April 25, 2012, with the adoption of the 2012 Plan, no further awards may be made under the 2006 Plan, although outstanding awards under the 2006 Plan were not affected.

The 2012 Plan will continue in effect until February 6, 2022, unless terminated earlier by the Board. As of December 31, 2012, there were 2.8 million shares available for issuance under the 2012 Plan.

Stock Options
During the year ended December 31, 2012, the Company granted stock options under the 2006 Plan to certain key employees and officers. The Company did not grant any stock options in 2011 or 2010. The options vest three years after grant date, have a seven year life, and an exercise price equal to the Company's stock price on the grant date. The fair value of options granted in 2012 was estimated using the Black-Scholes valuation model and the assumptions noted in the following table.

2012
Black-Scholes option-pricing model assumptions:
Weighted average risk-free interest rate	0.9%
Weighted average volatility	47.3%
Weighted average dividend yield	N/A
Weighted average expected option term	5 years
Weighted average fair value per share of options granted	$2.25
The expected term of the stock options is based on the expected life of the option, using the simplified method. The expected volatility is based on a combination of the changes in weekly prices of the Company's and selected competitors' stock over a historical period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option.

The following table summarizes the stock option activity under the 2002 Plan, 2006 Plan and 2012 Plan as of December 31, 2012:

	Options	Weighted Average Exercise Price
Balance at December 31, 2009	464,900	$17.38
Granted	—	—
Canceled or expired	(96,100)	17.87
Exercised	—	—
Balance at December 31, 2010	368,800	17.26
Granted	—	—
Canceled or expired	(154,300)	15.15
Exercised	—	—
Balance at December 31, 2011	214,500	18.77
Granted	662,326	5.43
Canceled or expired	(40,884)	5.42
Exercised	—	—
Balance at December 31, 2012	835,942	8.85
Options exercisable, end of year	208,500	$19.23

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

There was no intrinsic value of stock options exercisable as of December 31, 2012. As of December 31, 2012, there was $0.9 million of unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years.
The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Common Stock
$2.41 - 9.99	645,442	6.2	$5.33	18,000	$2.75
$10.00 - 14.99	8,000	0.1	13.74	8,000	13.74
$15.00 - 19.99	128,700	1.5	18.69	128,700	18.69
$20.00 - 24.99	10,800	1.3	20.31	10,800	20.31
$25.00 - 29.99	33,000	3.0	26.48	33,000	26.48
$30.00 - 35.17	10,000	3.3	35.17	10,000	35.17
Total	835,942	5.2	$8.85	208,500	$19.23

Restricted Stock

The Company has issued time-based restricted stock under the 2006 Plan to certain employees and non-employee directors. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock awards vest either in 25% increments, on June 1 of each year over a four year period or, in the case of directors, on the first anniversary of the grant date. A summary of restricted stock activity for the three years ended December 31, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2009	116,750	$22.27
Granted	50,000	6.53
Vested	(77,375)	21.38
Forfeited	(16,125)	19.34
Nonvested at December 31, 2010	73,250	13.12
Granted	67,844	5.41
Vested	(33,299)	14.66
Forfeited	(9,949)	8.23
Nonvested at December 31, 2011	97,846	7.75
Granted	58,446	5.42
Vested	(84,596)	7.96
Forfeited	—	—
Nonvested at December 31, 2012	71,696	$5.59
The fair value of time-based restricted stock vested was $0.7 million, $0.5 million and $1.7 million for 2012, 2011 and 2010, respectively, based on the market price at the grant date. As of December 31, 2012, there was $0.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.2 years.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Performance Stock Units and Restricted Stock Units

The Company granted performance stock units (“PSUs”) in March 2012 under the 2006 Plan that vest based on (i) the percentage of the Company's achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2012, 2013 and 2014 and (ii) the continued employment of the grantee through March 5, 2015. The Company granted restricted stock units ("RSUs") in November 2012 under the 2012 Plan that vest in equal one-fourth increments on November 12, 2013, 2014, 2015 and 2016, subject to the grantee's continued employment by the Company on such vesting dates.

The Company granted PSUs in March 2011 that vest based on (i) the percentage of the Company's achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2011, 2012 and 2013 and (ii) the continued employment of the grantee through March 5, 2014. The Company granted RSUs in March 2011 that vest in equal one-third increments on March 5, 2012, 2013, and 2014, subject to the grantee's continued employment by the Company on such vesting dates.

The Company granted PSUs in June 2010 that vest based on (i) the percentage of the Company's achievement of operating income targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2010, 2011 and 2012 and (ii) the continued employment of the grantee through March 5, 2013.The Company granted RSUs in June 2010 that vest in equal one-third increments on March 5, 2011, 2012, and 2013, subject to the grantee's continued employment by the Company on such vesting dates.

The PSUs and RSUs (collectively the “Units”) may vest before the applicable vesting date if the grantee's employment is terminated by the Company without cause. Upon vesting, the Units with respect to each of the 2010, 2011 and 2012 awards, result in the issuance of shares of Pacer common stock after required minimum tax withholdings. The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units.

The Units are valued at the date of grant, based on the closing market price of the Company's common stock, and expensed using the straight-line method over the requisite service period. The actual number of PSUs earned with respect to each of the 2010, 2011 and 2012 awards will be based on the Company's performance for the periods ending December 31, 2010, 2011, 2012, 2013 and 2014, as applicable. Vested PSUs in the table below include PSUs that vested under the terms of the applicable award agreement upon the grantee's resignation or voluntary termination. A summary of RSU and PSU award activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2009	—	—	—	$—
Granted	278,487	92,830	371,317	6.97
Vested	—	—	—	—
Forfeited/canceled	(92,830)	—	(92,830)	6.97
Balance at December 31, 2010	185,657	92,830	278,487	6.97
Granted	587,784	127,804	715,588	5.64
Vested	(6,060)	(28,963)	(35,023)	6.74
Forfeited/canceled	(35,000)	(17,995)	(52,995)	5.98
Balance at December 31, 2011	732,381	173,676	906,057	5.98
Granted	278,333	250,000	528,333	4.49
Vested	(11,499)	(66,899)	(78,398)	6.08
Forfeited/canceled	(379,823)	(13,409)	(393,232)	5.89
Balance at December 31, 2012	619,392	343,368	962,760	$5.18
RSUs are expensed based on their respective time-based vesting periods, which are equal annual increments over the vesting period.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

PSUs are expensed ratably over the vesting periods based on the actual and expected financial results of the individual performance periods. For the 2010, 2011 and 2012 performance periods, PSUs are expensed based on the actual financial results compared to the set performance targets for those periods. No expense related to PSUs was recorded for the 2010 and 2012 performance periods as the Company did not meet the operating income or operating margin targets for those periods. For the 2011 performance period, PSUs are expensed based on the actual achievement of the maximum (125%) operating income and operating margin targets which resulted in grantees earning 200% of the potential PSUs for the period subject to vesting on March 5, 2013 with respect to the 2010 awards, and March 5, 2014 with respect to the 2011 awards. For the 2013 and 2014 performance periods, PSUs are expensed based on forecasted achievement of the set targets. The future PSU expense related to the 2013 and 2014 performance periods may be higher or lower based on the actual results of those periods. The number of PSUs earned for those periods will be based on the actual operating income and operating margin in each of those periods, ranging from 0% (if threshold performance of 75% of the operating income or operating margin targets are not met in any of the those periods) to 200% (if the maximum performance of 125% of the operating income or operating margin target is met or exceeded in each of those periods).
As of December 31, 2012, there was $2.3 million of total unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of approximately 1.2 years.
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
NOTE 8. SEGMENT INFORMATION
The intermodal segment provides intermodal rail transportation, intermodal marketing and local trucking services. The logistics segment provides highway brokerage, warehousing and distribution, international ocean shipping and freight forwarding, and supply chain management services.
For segment reporting purposes by geographic region, international ocean shipping and ocean freight forwarding revenues for the import and export of goods are generally attributed to the country of destination. For United States import movements from ocean shipping and ocean freight forwarding, the revenue is attributed to the country of origin. Revenues for all other services are attributed to the sales location. Substantially all intermodal revenues are generated in the United States. The following table presents revenues generated by geographical area for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 (in millions):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
United States	$1,265.2	$1,266.6	$1,185.1
Asia	76.0	101.9	224.3
Europe	37.1	66.4	47.8
North America (excluding United States)	23.4	21.9	21.4
Australia/Oceania	4.0	8.3	10.5
South America	5.6	8.2	9.2
Africa	3.7	5.2	4.5
Total	$1,415.0	$1,478.5	$1,502.8
All of the foreign revenues are generated by the logistics segment with the exception of revenues earned in North America (excluding United States), which are primarily generated by the Company’s intermodal segment. Foreign revenues totaled $149.8 million, $211.9 million and $317.7 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. All material assets are located in the United States of America.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents reportable segment information for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 (in millions):

	Intermodal	Logistics	Corp/Other	Consolidated
Year ended December 31, 2012
Revenues	$1,179.6	$238.3	$—	$1,417.9
Inter-segment elimination	(2.9)	—	—	(2.9)
Subtotal	1,176.7	238.3	—	1,415.0
Depreciation and amortization	5.5	1.6	0.8	7.9
Income (loss) from operations	38.4	(10.4)	(19.1)	8.9
Capital expenditures	8.7	2.4	0.3	11.4
Year ended December 31, 2011
Revenues	$1,175.3	$303.5	$—	$1,478.8
Inter-segment elimination	(0.3)	—	—	(0.3)
Subtotal	1,175.0	303.5	—	1,478.5
Depreciation and amortization	4.8	1.9	0.5	7.2
Income (loss) from operations	48.6	(2.2)	(19.4)	27.0
Capital expenditures	4.7	2.7	0.6	8.0
Year ended December 31, 2010
Revenues	$1,081.5	$422.1	$—	$1,503.6
Inter-segment elimination	(0.8)	—	—	(0.8)
Subtotal	1,080.7	422.1	—	1,502.8
Depreciation and amortization	4.9	1.4	0.2	6.5
Income (loss) from operations	24.2	0.9	(17.0)	8.1
Capital expenditures	4.5	3.7	—	8.2
The “Corp/Other” column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed.
NOTE 9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31, 2012 and December 31, 2011 (in millions):

	2012	2011
Railcars	$25.5	$25.6
Containers and chassis	4.9	5.1
Furniture and equipment	7.2	7.0
Computer hardware and software	60.9	52.1
Leasehold improvements and other	3.9	3.9
Software under development	6.4	6.1
Total	108.8	99.8
Less: accumulated depreciation	(62.0)	(56.1)
Property and equipment, net	$46.8	$43.7
Depreciation and amortization of property and equipment was $7.9 million, $7.2 million and $6.5 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
Accounts payable and other accrued liabilities at December 31, 2012 and December 31, 2011 were as follows (in millions):

	2012	2011
Accounts payable	$86.0	$93.9
Deferred revenue	2.6	3.1
Accrued equipment maintenance and lease	8.1	7.5
Accrued volume rebates	—	2.2
Accrued compensation and benefits	1.8	5.4
Accrued severance and restructuring charges	1.7	1.7
Accrued property taxes	1.4	1.1
Accrued claims	1.7	1.7
Other	9.2	10.5
	$112.5	$127.1
NOTE 11. LEASES
The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimal rental commitments under non-cancelable leases at December 31, 2012 are shown below (in millions):

Operating Leases
2013	$67.1
2014	59.7
2015	33.3
2016	15.2
2017	4.0
Thereafter	3.8
Total minimum payments	$183.1

Operating leases for railcars contain provisions for automatic renewal for an additional five year period. The above table assumes the automatic five year renewal and includes the related minimum lease payments.
Rental expense was $77.6 million, $80.8 million and $88.5 million for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively.
The Company receives income from others for the use of its double-stack railcars and containers. These income amounts are included in revenues. Rental income was $37.9 million, $43.3 million and $47.8 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.
During 2010, the Company completed a sale-leaseback transaction of 4,000 53-ft containers in our intermodal segment. The Company recognized net proceeds of $2.4 million which was recorded as a reduction of lease expense totaling $0.3 million and a deferred gain of $2.1 million in the first quarter of 2010. The deferred gain is being amortized over the lease term.
During 2012, the Company purchased a total of 262 railcars pursuant to purchase options under existing lease agreements. The Company subsequently sold and leased these railcars back under new agreements. As a result of these railcar asset transactions, the Company recorded a deferred gain of $1.8 million which will be amortized over the life of the respective leases. At December 31, 2012, $0.3 million is recorded in accounts payable and other accrued liabilities and $1.2 million is recorded in other long-term liabilities related to these transactions.
In 2012, 2011 and 2010, the Company recognized $0.8 million, $0.7 million and $0.8 million, respectively, of the deferred gains as reduction of direct operating expenses within the accompanying statements of comprehensive income.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Numerator:
Net income (basic and diluted)	$4.3	$13.9	$0.9
Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	35,069,099	34,959,819	34,921,594
Effect of dilutive securities:
Stock options, restricted stock, and performance stock units	269,239	106,598	24,581
Denominator for earnings per share-diluted	35,338,338	35,066,417	34,946,175
Earnings per share-basic	$0.12	$0.40	$0.03
Earnings per share-diluted	$0.12	$0.40	$0.03
Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the weighted average common stock equivalents outstanding that were anti-dilutive were 707,900, 190,500 and 344,800, respectively.
NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth selected quarterly financial data for each of the quarters in 2012 and 2011 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Year ended December 31, 2012
Revenues	$345.9	$368.3	$348.9	$351.9
Gross margin 1/	31.9	32.4	31.7	35.9
Income from operations	—	2.5	2.3	4.1
Net income (loss)	(0.3)	1.3	1.1	2.2
Basic earnings (loss) per share	$(0.01)	$0.04	$0.03	$0.06
Diluted earnings (loss) per share	$(0.01)	$0.04	$0.03	$0.06
Year ended December 31, 2011
Revenues	$358.4	$386.3	$375.8	$358.0
Gross margin 1/	36.8	41.1	40.4	35.7
Income from operations	3.9	7.5	11.4	4.2
Net income 2/	2.0	4.2	6.6	1.1
Basic earnings per share	$0.06	$0.12	$0.19	$0.03
Diluted earnings per share	$0.06	$0.12	$0.19	$0.03

1/	Gross margin is calculated as revenues less cost of purchased transportation and services and direct operating expenses.

2/	Net income in the fourth quarter includes a $1.2 million adjustment to deferred tax assets reflecting actions taken to lower our effective tax rate.

Schedule II
Pacer International, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Year	Additions (Charged)/ Credited to Income	Deductions (1)	Other (2)	Balances at End of Year
December 31, 2012
Allowance for doubtful accounts	$(1.4)	$(0.4)	$1.1	$(0.3)	$(1.0)
December 31, 2011
Allowance for doubtful accounts	$(2.7)	$(0.3)	$1.6	$—	$(1.4)
December 31, 2010
Allowance for doubtful accounts	$(3.8)	$(1.4)	$2.6	$(0.1)	$(2.7)
 ____________________

(1)	Represents write-off of amounts.

(2)	Represents recovery of amounts.

S-1