Form 10-Q
period 2013-03-31
PACER INTERNATIONAL INC
filed 2013-04-25
CIK 1091735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-49828

PACER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-0935669
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)
6805 Perimeter Drive
Dublin, OH 43016
Telephone Number (614) 923-1400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2013
Common Stock, $.01 par value per share	35,316,374 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q
FISCAL QUARTER ENDED MARCH 31, 2013

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share and per share data)	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$27.7	$20.2
Accounts receivable, net of allowances of $0.9 million and $1.0 million, respectively	100.2	132.7
Prepaid expenses and other	14.1	9.4
Deferred income taxes	2.6	2.4
Total current assets	144.6	164.7
Property and equipment
Property and equipment, cost	103.4	108.8
Accumulated depreciation	(56.0)	(62.0)
Property and equipment, net	47.4	46.8
Other assets
Deferred income taxes	11.4	12.6
Other assets	9.6	9.9
Total other assets	21.0	22.5
Total assets	$213.0	$234.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	90.6	112.5
Long-term liabilities
Other	1.1	1.3
Total liabilities	91.7	113.8
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 35,316,374 and 35,085,577 issued and outstanding	0.4	0.4
Additional paid-in capital	305.8	305.7
Accumulated deficit	(184.6)	(185.9)
Accumulated other comprehensive loss	(0.3)	—
Total stockholders’ equity	121.3	120.2
Total liabilities and stockholders’ equity	$213.0	$234.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
(in millions, except share and per share data)	March 31, 2013	March 31, 2012
Revenues	$232.7	$345.9
Operating expenses:
Cost of purchased transportation and services	177.9	289.0
Direct operating expenses	22.9	25.0
Selling, general and administrative expenses	29.8	31.9
Other income	(0.3)	—
Total operating expenses	230.3	345.9
Income from operations	2.4	—
Interest expense	(0.3)	(0.5)
Income (loss) before income taxes	2.1	(0.5)
Income tax benefit (expense)	(0.8)	0.2
Net income (loss)	$1.3	$(0.3)
Earnings (loss) per share:
Basic:
Earnings (loss) per share	$0.04	$(0.01)
Weighted average shares outstanding	35,155,082	34,995,976
Diluted:
Earnings (loss) per share	$0.04	$(0.01)
Weighted average shares outstanding	35,488,704	34,995,976

Other comprehensive income (loss):
Foreign currency translation adjustment	$(0.3)	$(0.3)
Comprehensive income (loss)	$1.0	$(0.6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except share amounts)	Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Total Stockholders’
	No. of			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2012	35,085,577	$0.4	$305.7	$(185.9)	$—	$120.2
Net income	—	—	—	1.3	—	1.3
Foreign currency translation adjustment	—	—	—	—	(0.3)	(0.3)
Stock based compensation	—	—	0.6	—	—	0.6
Tax impact of stock based compensation	—	—	(0.5)	—	—	(0.5)
Issuance of common stock for vesting of restricted and performance stock units	153,979	—	—	—	—	—
Issuance of restricted stock	76,818	—	—	—	—	—
Balance March 31, 2013	35,316,374	$0.4	$305.8	$(184.6)	$(0.3)	$121.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(in millions)	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income (loss)	$1.3	$(0.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2.1	1.8
Amortization of deferred gain on sale lease-back transactions	(0.2)	(0.2)
Deferred taxes	0.8	(0.3)
Stock based compensation expense	0.6	0.7
Change in operating assets and liabilities
Accounts receivable, net	32.5	(10.4)
Prepaid expenses and other	(0.2)	(0.4)
Accounts payable and other accrued liabilities	(26.2)	6.4
Other assets	0.3	0.1
Other liabilities	(0.4)	(0.5)
Net cash provided by (used in) operating activities	10.6	(3.1)
Cash flows used in investing activities
Capital expenditures	(2.8)	(3.4)
Purchase of railcar assets	—	(26.5)
Net proceeds from sale lease-back transaction	—	28.2
Net cash used in investing activities	(2.8)	(1.7)
Cash flows used in financing activities
Withholding tax paid upon vesting of restricted and performance stock units	(0.3)	(0.1)
Net cash used in financing activities	(0.3)	(0.1)
Net increase (decrease) in cash and cash equivalents	7.5	(4.9)
Cash and cash equivalents at beginning of period	20.2	24.0
Cash and cash equivalents at end of period	$27.7	$19.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three month periods ended March 31, 2013 and 2012 for Pacer International, Inc. and subsidiaries (referred to in these notes to the condensed consolidated financial statements as "Pacer", "the Company", "we", "us", or, "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Annual Report") as filed with the SEC.
Critical accounting policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report. Except as set forth below, there have been no material changes from the previously described critical accounting policies.
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

Our cross-border agreement with Union Pacific represents a multiple-deliverables arrangement. Deliverables under the arrangement represent separate units of accounting that have stand-alone value and no customer-negotiated refunds or return rights exist for the delivered services. These deliverables consist of network management fees and equipment use fees. We allocate revenue to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available.

VSOE was not available for either the network management fees or the equipment fees. TPE was established for the equipment fees by evaluating similar and interchangeable competitor services in stand-alone sales. TPE could not be established for the network management fees. Therefore, we determined ESP for the network management fees by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives, and internal costs. ESP for each element is updated, when appropriate, to ensure that it reflects recent pricing experience.

Revenue is recognized for each of the deliverables when the revenue recognition conditions discussed above are met.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management of the Company to make estimates and assumptions related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant estimates include recognition of revenue, costs of purchased transportation and services, allowance for doubtful accounts, accounting for income taxes and valuation of deferred tax assets, the economic useful lives of our property and equipment and contingencies. Actual results could differ from those estimates.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU expands the presentation of changes in accumulated other comprehensive income.  The new guidance requires an entity to disaggregate the total change of each component of other comprehensive income either on the face of the net income statement or as a separate disclosure in the notes. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012.  The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," ("ASU 2013-05"). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
Reclassification
Certain reclassifications have been made to the 2012 quarterly condensed consolidated financial statements in order to conform to the 2013 presentation, including the reclassification of certain expenses from selling, general and administrative expenses to costs of purchased transportation and services and direct operating expenses. The Company also reclassified depreciation and amortization to direct operating expenses and selling, general and administrative expenses. The reclassifications had no impact on previously reported income.

The following table summarizes the specific reclassifications discussed above:

(in millions)	Three Months Ended March 31, 2012
	Originally Reported	Reclassification Amount	As Reclassified
Cost of purchased transportation and services	$285.8	$3.2	$289.0
Direct operating expenses	22.3	2.7	25.0
Selling, general and administrative expenses	36.0	(4.1)	31.9
Depreciation and amortization	$1.8	$(1.8)	$—
NOTE 2. BANK BORROWINGS
Pursuant to Accounting Standards Codification ("ASC") 470, any borrowings under our revolving credit agreement dated December 30, 2010, as amended on July 6, 2012 (the "2010 Credit Agreement"), would be classified as long-term debt. At March 31, 2013, no borrowings were outstanding.
The weighted average interest rate under the 2010 Credit Agreement was 4.0% per annum as of March 31, 2013. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans.
As of March 31, 2013, $63.1 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.5 million of outstanding letters of credit.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 3. LONG-TERM INCENTIVE PLANS

Stock Options
During the three month period ended March 31, 2013, the Company granted stock options under the 2012 Omnibus Incentive Plan (the "2012 Plan") to certain key employees and officers. The options vest three years after grant date, have a seven year life, and an exercise price equal to the Company's stock price on the grant date. During the first quarter of 2013, the Company granted additional stock options under the 2012 Plan to the Chief Executive Officer. These options have a three year graded vesting schedule after grant date, a seven year life, and various exercise prices ranging from the Company's stock price on the date of grant to $9.00 per share. The fair value of options granted in 2013 was estimated using the Black-Scholes valuation model and the assumptions noted in the following table.

2013
Black-Scholes option-pricing model assumptions:
Weighted average risk-free interest rate	0.8%
Weighted average volatility	42.7%
Weighted average dividend yield	N/A
Weighted average expected option term	5 years
Weighted average fair value per share of options granted	$1.60
The expected term of the stock options is determined by considering certain factors such as the vesting period of the award, historical experience, volatility of the stock price and other relevant factors. The expected volatility is based on a combination of the changes in weekly prices of the Company's and selected competitors' stock over a historical period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option.

The following table summarizes the stock option activity for the three month period ended March 31, 2013:

	Options	Weighted Average Exercise Price
Balance at December 31, 2012	835,942	$8.85
Granted	1,776,409	4.59
Canceled or expired	(8,000)	13.74
Exercised	—	—
Balance at March 31, 2013	2,604,351	5.93
Options exercisable, at March 31, 2013	200,500	$19.45
There was no intrinsic value of stock options exercisable as of March 31, 2013. As of March 31, 2013, there was $3.2 million of unrecognized compensation costs related to stock options which are expected to be recognized over a weighted-average period of approximately 2.7 years.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Restricted Stock
The Company has issued time-based restricted stock to the non-management members of the Board of Directors and to certain key employees and officers. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock is valued at the date of grant, based on the closing market price of the Company's common stock, and expensed using the straight-line method over the requisite service period. Restricted stock awarded in the period vests one year from the date of grant. A summary of restricted stock activity for the three month period ended March 31, 2013 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	71,696	$5.59
Granted	76,818	4.30
Vested	(58,446)	5.42
Forfeited	—	—
Nonvested at March 31, 2013	90,068	$4.60
As of March 31, 2013, there was $0.3 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.9 years.

Performance Stock Units and Restricted Stock Units
The Company granted performance stock units ("PSUs") in March 2013 under the 2012 Plan that vest based on (i) the percentage of the Company's achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2013, 2014 and 2015 and (ii) the continued employment of the grantee through March 5, 2016. The Company has outstanding Restricted Stock Units ("RSUs") granted in prior years. No RSUs were granted during the three month period ended March 31, 2013.

The PSUs and RSUs (collectively the "Units") may vest before the applicable vesting date if the grantee's employment is terminated by the Company without cause. Upon vesting, the Units result in the issuance of shares of Pacer common stock after required minimum tax withholdings. The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units.

The PSUs are valued at the date of grant, based on the closing market price of the Company's common stock, and expensed ratably over the vesting periods based on the actual and expected financial results of the individual performance periods. Vested Units in the table below include Units that vested under the terms of the applicable award agreement upon the grantee's resignation or voluntary termination. A summary of RSU and PSU award activity for the three month period ended March 31, 2013 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2012	619,392	343,368	962,760	$5.18
Granted	426,797	—	426,797	4.30
Vested	(168,819)	(58,994)	(227,813)	6.59
Forfeited	(43,910)	(3,103)	(47,013)	4.84
Balance at March 31, 2013	833,460	281,271	1,114,731	$4.57
As of March 31, 2013, there was $3.1 million of total unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over a weighted-average period of approximately 2.6 years.
The 2012 Plan will continue in effect until February 6, 2022, unless terminated earlier by the Board. As of March 31, 2013, there were 0.4 million shares available for issuance under the 2012 Plan.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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
On March 8, 2013, Pacer received notice from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of 82 owner-operators had filed claims with the DLSE alleging that they should be classified as employees, as opposed to independent contractors, and seeking reimbursement for their business expenses, including fuel, tractor maintenance and tractor lease payments. 18 of these claims included complaints seeking a total of approximately $2.7 million from the Company's subsidiaries; the Company has not yet received any information regarding amounts claimed by the other 64 independent contractors. All of these claims are in preliminary stages, and none of them are currently set for hearing.  The information available to the Company at March 31, 2013, does not indicate that it is probable that a liability had been incurred, and the Company could not make an estimate of the amount, or range of amounts, of any liability that would be incurred if these claims were resolved against it. Accordingly, the Company has not accrued any liability for these claims in its financial statements as of and for the period ended March 31, 2013.  We believe that these claims are without merit, and we intend to vigorously defend against all of them.
NOTE 5. SEGMENT INFORMATION
The following table presents reportable segment information for the three month period ended March 31, 2013 (in millions):

	Intermodal	Logistics	Corp/Other	Consolidated
Three months ended March 31, 2013
Revenues	$180.4	$52.6	$—	$233.0
Inter-segment elimination	(0.3)	—	—	(0.3)
Subtotal	180.1	52.6	—	232.7
Depreciation and amortization	1.5	0.4	0.2	2.1
Income (loss) from operations	9.8	(2.8)	(4.6)	2.4
Capital expenditures	2.0	0.7	0.1	2.8
Three months ended March 31, 2012
Revenues	$284.9	$61.1	$—	$346.0
Inter-segment elimination	(0.1)	—	—	(0.1)
Subtotal	284.8	61.1	—	345.9
Depreciation and amortization	1.2	0.4	0.2	1.8
Income (loss) from operations	8.2	(3.2)	(5.0)	—
Capital expenditures	2.4	0.9	0.1	3.4
The "Corp/Other" column includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed.
For the three month period ended March 31, 2013, the Company had one customer that contributed more than 10% of total consolidated revenues (contributed 12.5% of total revenues). For the three month period ended March 31, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 18.1%, and the other 17.4% of total revenues).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 6. LEASES
The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimal rental commitments under non-cancelable leases for the respective twelve month periods ended March 31 are shown below (in millions):

Operating Leases
2014	$65.3
2015	52.1
2016	29.1
2017	12.2
2018	4.2
Thereafter	6.4
Total minimum payments	$169.3

NOTE 7. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of earnings (loss) per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net income (loss) (basic and diluted)	$1.3	$(0.3)
Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	35,155,082	34,995,976
Effect of dilutive securities:
Stock options, restricted stock, and performance stock units	333,622	—
Denominator for earnings (loss) per share-diluted	35,488,704	34,995,976
Earnings (loss) per share-basic	$0.04	$(0.01)
Earnings (loss) per share-diluted	$0.04	$(0.01)
Anti-dilutive shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share. For the three month periods ended March 31, 2013 and March 31, 2012, the weighted average common stock equivalents outstanding that were anti-dilutive were 1,245,554 and 778,872, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis ("MD&A") should be read in conjunction with the MD&A, including the discussion of our critical accounting policies, and the Consolidated Financial Statements included in the Company's 2012 Annual Report filed with the SEC on February 8, 2013.
Forward-looking Statements
This Quarterly Report on Form 10-Q contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, cash flows, debt levels, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would," "project" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Quarterly Report on Form 10-Q and in our press releases and investor conference calls (including any forward looking statements regarding our projected revenues and/or earnings per share in 2013 or future periods) are discussed under "Item 1A. Risk Factors" and elsewhere in the 2012 Annual Report and include:

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

•	our success at growing our US-Mexico or other business to offset declines in revenue and margins for equipment and services provided under our new Union Pacific cross-border agreement;

•	the impact of competitive pressures in the marketplace;

•	our success in passing through rate increases from rail and other transportation providers to our customers;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	our ability to attract and retain independent contractors and third party drayage capacity;

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
Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Quarterly Report on Form 10-Q or in other forward-looking statements made by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under "Item 1A. Risk Factors" in the 2012 Annual Report. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Quarterly Report on Form 10-Q. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and our other filings with the SEC.
Executive Summary
Our intermodal operating results improved year over year as a result of several initiatives that we put in place in 2012 and continued during the first quarter of 2013. New processes were implemented to more effectively manage empty truck miles, limit our equipment dwell time, and optimize network efficiencies. The realignment of our intermodal operations has enhanced our customer service and streamlined our operations. As we continue to focus on volume growth, we announced the appointment of a new Executive Vice President of Sales & Marketing in April of 2013. We believe her experience in the automotive industry and with our major rail suppliers will be very valuable as we continue to execute our company-wide growth strategy.
During the quarter we successfully operationalized our cross-border agreement with Union Pacific. As expected, our intermodal revenues and cost of purchased transportation declined significantly as we no longer collect and pass through rail transportation costs to automotive intermediaries servicing the US-Mexico business. Instead, we now receive a fee from Union Pacific for acting as their network manager for the US-Mexico business. Also as expected, our margin contribution in 2013 from this intermodal automotive business remained consistent with its historical contribution level. This expected margin contribution going forward is primarily dependent on (1) the volume of US-Mexico automotive parts shipments via the network that we manage under the new agreement; (2) the volume of Pacer equipment used via the network that we manage versus rail or other equipment; and (3) the amount of selling, general and administrative costs incurred to run this business. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the agreement decline absent growth in our retail direct US-Mexico business and will also continue to be dependent on the previously mentioned factors.
Our logistics segment, while not yet profitable, also saw improved operating results year over year. We plan to continue to build the operational and sales leadership of the logistics segment businesses. The new business licenses we obtained in the fourth quarter of 2012 will allow us to sell our services direct to customers in China and expand our international logistics network. We have begun the implementation of our new operating systems to support the international freight forwarding business and will continue to implement these systems over the next several months. We expect these investments in personnel and systems will allow the logistics segment to return to profitability within the next year and will build a stronger foundation for selling our integrated portfolio of services to customers.
We continue to prudently manage selling, general and administrative expenses which decreased $2.1 million in the first three months of 2013 compared to the 2012 period.

We were debt free at March 31, 2013, and ended the quarter with $63.1 million of borrowing capacity. We believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.
Use of Non-GAAP Financial Measures
From time to time in press releases regarding quarterly earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles ("GAAP").
These measures include adjusted results for 2012 which exclude from revenues and costs of purchased transportation, the rail transportation costs in our wholesale intermodal auto business that we no longer collect and pass through to automotive intermediaries servicing the US-Mexico business.
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

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table sets forth our historical financial data by reportable segment for the three months ended March 31, 2013 and 2012 (in millions). Certain reclassifications have been made to the 2012 quarterly operating expenses in order to conform to the 2013 presentation. The reclassifications had no impact on previously reported income. For a summary of the effects of the reclassifications, refer to the table at the end of this section.

	2013	2012	Change	% Change
Revenues
Intermodal	$180.4	$284.9	$(104.5)	(36.7)%
Logistics	52.6	61.1	(8.5)	(13.9)
Inter-segment elimination	(0.3)	(0.1)	(0.2)	N/M
Total	232.7	345.9	(113.2)	(32.7)
Cost of purchased transportation and services and direct operating expenses
Intermodal	155.1	260.8	(105.7)	(40.5)
Logistics	46.0	53.3	(7.3)	(13.7)
Inter-segment elimination	(0.3)	(0.1)	(0.2)	N/M
Total	200.8	314.0	(113.2)	(36.1)
Gross margin
Intermodal	25.3	24.1	1.2	5.0
Logistics	6.6	7.8	(1.2)	(15.4)
Total	$31.9	$31.9	$—	—
Gross margin percentage
Intermodal	14.0%	8.5%	5.5%
Logistics	12.5	12.8	(0.3)
Total	13.7%	9.2%	4.5%
Selling, general & administrative expenses
Intermodal	$15.5	$15.9	$(0.4)	(2.5)
Logistics	9.7	11.0	(1.3)	(11.8)
Corporate	4.6	5.0	(0.4)	(8.0)
Total	29.8	31.9	(2.1)	(6.6)
Other income
Intermodal	—	—	—	—
Logistics	(0.3)	—	(0.3)	N/M
Total	(0.3)	—	(0.3)	N/M
Income (loss) from operations
Intermodal	9.8	8.2	1.6	19.5
Logistics	(2.8)	(3.2)	0.4	12.5
Corporate	(4.6)	(5.0)	0.4	8.0
Total	2.4	—	2.4	N/M
Interest expense	(0.3)	(0.5)	0.2	40.0%
Income tax benefit (expense)	(0.8)	0.2	(1.0)	N/M
Net income	$1.3	$(0.3)	$1.6	N/M

Revenues. Revenues decreased by $113.2 million, or 32.7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Total intermodal revenues decreased $104.5 million, or 36.7%, as expected, primarily due to the implementation of the new cross border agreement with Union Pacific where we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business ("the pass-through rail transportation costs"). Excluding the pass-through rail transportation costs in 2012, adjusted intermodal revenues decreased $10.3 million or 5.4%. This decline was primarily due to an 11.1% reduction of total intermodal volumes. Domestic intermodal volumes decreased 2.0% while international intermodal volumes decreased 30.3% in the 2013 period compared to the 2012 period. The international intermodal volume decline is due to a continued softness in ocean carrier trans-Pacific volumes and the impact of a wholesale drayage customer changing its port of service to a port with on-dock rail service during the second quarter of 2012 resulting in a reduction in drayage needs.
Revenues in our logistics segment decreased $8.5 million, or 13.9%, in the 2013 period compared to the 2012 period. The decline is primarily due to a 24.6% decrease in volumes of our ocean and air shipments attributed to competitive pricing pressures, customer attrition and a continued softness in the global market.
Cost of Purchased Transportation and Services and Direct Operating Expenses. Cost of purchased transportation and services and direct operating expenses decreased $113.2 million, or 36.1%, in the 2013 period compared to the 2012 period.
Total intermodal cost of purchased transportation and services and direct operating expenses decreased $105.7 million, or 40.5%, as expected, primarily due to the implementation of the new cross border agreement with Union Pacific. Excluding the pass-through rail transportation costs in 2012, adjusted intermodal cost of purchased transportation and services and direct operating expenses decreased $9.4 million or 6.6%. This decrease was primarily driven by the 11.1% decline in total intermodal volumes as well as from decreases in other purchased transportation costs and intermodal equipment costs. Other purchased transportation costs decreased 8.3% in the 2013 period compared to the 2012 period as a result of an increased focus on reducing empty miles in drayage operations and intermodal equipment costs declined 11.0% in the 2013 period compared to the 2012 period as a result of an increased focus on reducing equipment dwell time and reducing equipment maintenance and repair costs.
Cost of purchased transportation and services in our logistics segment decreased $7.3 million or 13.7%, in the 2013 period compared to the 2012 period. The decrease was due primarily to the 24.6% decrease in volumes.

Gross Margin. Overall gross margin remained flat year-over-year, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 9.2% in the 2012 period to 13.7% in the 2013 period.

Intermodal segment gross margin increased by $1.2 million, or 5.0%, and the gross margin percentage for our intermodal segment increased from 8.5% in the 2012 period to 14.0% in the 2013 period. Excluding the pass-through rail transportation costs from 2012 intermodal revenues, the adjusted gross margin percentage increased 1.4% in the 2013 period compared to the 2012 period. The increase in intermodal gross margin and gross margin percentage is driven by decreases in other purchased transportation costs and intermodal equipment costs. Other purchased transportation costs and intermodal equipment costs decreased 8.3% and 11.0%, respectively, in the 2013 period compared to the 2012 period for the reasons noted above.
Logistics segment gross margin decreased $1.2 million, or 15.4%, and the gross margin percentage for our logistics segment decreased from 12.8% in the 2012 period to 12.5% in the 2013 period. The decrease in the gross margin was primarily due to the 24.6% decrease in the volume of ocean and air shipments driven by competitive pressures and the continued softness of the international shipping market, while the gross margin percentage decrease was due to a less favorable product mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.1 million, or 6.6%, in the 2013 period compared to the 2012 period. The decrease was driven by a decrease in labor expenses of $2.1 million due to a reduction in Company headcount of approximately 8% from the 2012 period to the 2013 period partially offset by an increase in incentive compensation expense of $0.2 million in the 2013 period compared to the 2012 period.
Other Income. Other income increased $0.3 million in the 2013 period compared to the 2012 period. The increase is due to sublease income from a warehouse facility in the Pacific Northwest which began in the third quarter of 2012.
Income (Loss) From Operations. Income from operations increased $2.4 million from break-even in the 2012 period to $2.4 million in the 2013 period.

Intermodal segment income from operations increased $1.6 million to $9.8 million in the 2013 period compared to income from operations of $8.2 million in the 2012 period. The increase was due to the increase in the intermodal gross margin of $1.2 million driven by decreases in other purchased transportation costs and intermodal equipment costs and a decrease in intermodal selling, general and administrative expenses of $0.4 million driven mainly by headcount reduction.
The logistics segment incurred a loss from operations of $2.8 million in the 2013 period compared to a loss from operations of $3.2 million in the 2012 period. The decrease in the loss was due to a $1.3 million decrease in selling, general and administrative expenses driven mainly by headcount reduction and an increase in other income of $0.3 million due to new sublease income, offset by the decrease in the logistics gross margin of $1.2 million from lower volumes.
Corporate loss from operations decreased $0.4 million from $5.0 million in the 2012 period to $4.6 million in the 2013 period. The decrease in the loss is primarily due to initiatives to reduce corporate general and administrative expenses.
Interest Expense. Interest expense decreased by $0.2 million in the 2013 period compared to the 2012 period primarily due to lower average borrowings in the 2013 period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The decrease is due to the average outstanding debt balance decreasing from $9.5 million for the three months ended March 31, 2012 to less than $0.1 million for the three months ended March 31, 2013. The weighted average interest rate was approximately 4.0% in both the 2013 and 2012 periods.
Income Tax Expense. We recorded income tax expense of $0.8 million in the 2013 period compared to a benefit of $0.2 million in the 2012 period. The effective tax rate was 38.1% in the 2013 period and 41.7% in the 2012 period. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business.
Net income. As a result of the foregoing, net income increased $1.6 million from a loss of $0.3 million in the 2012 period to income of $1.3 million in the 2013 period. Earnings per share basic and diluted increased from a loss of $0.01 per share in the 2012 period to earnings of $0.04 per share in the 2013 period.

Reclassifications of 2012 Quarterly Results to Conform to 2012 Year End Presentation
For the Three Months Ended March 31, 2012
(in millions)

(in millions)	Three Months Ended March 31, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Cost of purchased transportation and services	$285.8	$3.2	$289.0
Direct operating expenses	22.3	2.7	25.0
Selling, general and administrative expenses	36.0	(4.1)	31.9
Depreciation and amortization	$1.8	$(1.8)	$—

	Three Months Ended March 31, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Gross margin
Intermodal	$26.8	$(2.7)	$24.1
Logistics	11.0	(3.2)	7.8
Total	$37.8	$(5.9)	$31.9
Gross margin percentage
Intermodal	9.4%		8.5%
Logistics	18.0		12.8
Total	10.9%		9.2%

1/
Certain reclassifications have been made to the 2012 quarterly operating expenses in order to conform to the 2013 presentation.  The reclassifications had no impact on previously reported income.  Specifically, Pacer reclassified certain expenses from selling, general and administrative to costs of purchased transportation and services and direct operating expenses.  Pacer also reclassified depreciation and amortization as direct operating expenses and selling, general and administrative expenses.

Reconciliation of GAAP Results to Adjusted Results
For the Three Months Ended March 31, 2013 and 2012
(in millions)

	Quarter Ended March 31, 2013	Quarter Ended March 31, 2012					Adjusted	% Adjusted
	GAAP	GAAP				Adjusted	Variance	Variance
	Results	Results		Adjustments		Results	2013 vs 2012	2013 vs 2012
Total revenues	$232.7	$345.9		$(94.2)	2/	$251.7	$(19.0)	(7.5)%
Total cost of purchased transportation	177.9	289.0	1/	(94.2)	2/	194.8	(16.9)	(8.7)
Total net revenue	$54.8	$56.9		—		$56.9	$(2.1)	(3.7)
Total gross margin percentage	13.7%	9.2%	1/			12.7%	1.0%

Intermodal revenues	$180.4	$284.9		(94.2)	2/	$190.7	$(10.3)	(5.4)
Intermodal cost of purchased transportation	132.2	235.8	1/	(94.2)	2/	141.6	(9.4)	(6.6)
Intermodal net revenue	$48.2	$49.1		$—		$49.1	$(0.9)	(1.8)%
Intermodal gross margin percentage	14.0%	8.5%	1/			12.6%	1.4%

1/
GAAP results are after reclassification of certain selling, general and administrative expenses to cost of purchased transportation and direct operating expenses and depreciation and amortization as direct operating expenses and selling, general and administrative expenses.

2/
Effective January 1, 2013 we now act as Union Pacific's network manager for US-Mexico cross-border shipments. We are compensated on a fee basis for such services and these fees are recorded as revenues in 2013. We no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business. Accordingly, adjustments were made to exclude these costs from revenues and cost of purchased transportation to present 2012 on a net basis.

Liquidity and Capital Resources
Cash provided by operating activities was $10.6 million for the three months period ended March 31, 2013, and cash used in operating activities was $3.1 million for the three month period ended March 31, 2012. The increase in cash provided by operating activities in the 2013 period compared to 2012 period was due primarily to the increase in net income in the 2013 period and the implementation of the new cross border agreement with Union Pacific under which we have more favorable collection terms than we did under our previous wholesale automotive arrangements.
Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures, to repay debt under our revolving credit facility, and, in the future, would be available to fund any acquisitions we decide to make, repurchase common stock or fund any dividends that we may declare. We had working capital of $54.0 million and $46.6 million at March 31, 2013 and 2012, respectively. The increase is due primarily to the cash generated from operations during the quarter ended March 31, 2013.
Cash flows used in investing activities were $2.8 million and $1.7 million for the three month periods ended March 31, 2013, and 2012, respectively.
The 2013 period cash capital expenditures included $2.3 million for information technology systems, $0.3 million for normal computer replacement and $0.2 million of leasehold improvements and other assets.
During the 2012 period, we used $26.5 million to acquire 248 railcars which were sold during the period for $28.2 million in sale-leaseback transactions. The 2012 cash capital expenditures included $2.6 million for information technology systems, $0.5 million for normal computer replacement and $0.3 million of leasehold improvements and other assets.
Cash flows used in financing activities were $0.3 million and $0.1 million for the three month periods ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, $63.1 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.5 million of outstanding letters of credit. There was no debt outstanding at March 31, 2013.
We believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will remain sufficient to meet our cash needs for at least the next twelve months.
Critical Accounting Policies
Critical accounting policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Form 10-K. Except as set forth in "Note 1 - Revenue Recognition" of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes from the previously described critical accounting policies.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at March 31, 2013.
Based upon the average variable interest rate debt outstanding during the three months ended March 31, 2013, a 100 basis point change in our variable interest rates would have affected our pre-tax earnings by less than $0.1 million on an annual basis.
As our foreign business expands, we will be subjected to greater foreign currency risk. No derivative financial instruments were outstanding as of March 31, 2013. We do not use financial instruments for trading purposes.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. This evaluation (the "disclosure controls evaluation") was done under the supervision and with the participation of management, including our chief executive officer ("CEO") and chief financial officer ("CFO").
Based upon the disclosure controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting. Effective January 1, 2013, we implemented our cross-border agreement with Union Pacific. Prior to this agreement, we were a direct wholesale provider of US-Mexico automotive parts shipments to transportation intermediaries, earning linehaul revenues and collecting and passing through associated purchased transportation costs. Under the new agreement, we act as Union Pacific's network logistics manager for automotive parts shipments between the US and Mexico and provide rail container and chassis management services for Union Pacific for US-Mexico cross-border automotive parts shipments and receive fees for such services. We have implemented changes to our internal control over financial reporting during the quarter ended March 31, 2013 in order to account for the network management fees and equipment use fees we receive under the agreement.
Except as set forth above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.
ITEM 1. LEGAL PROCEEDINGS
Information on legal proceedings is set forth in Note 4 of the Notes to Condensed Consolidated Financial Statements included in Part I of this report, which information is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Information on risk factors is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements" in Part I - Item 2 of this Quarterly Report on Form 10-Q and in Part I - "Item 1A. Risk Factors" to the Company's 2012 Annual Report. There have been no material changes from the risk factors previously described in Pacer's 2012 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
At the 2013 annual meeting of shareholders the Company held on April 24, 2013, the shareholders (1) elected each of the persons listed below to serve as a director of the Company for a three-year term expiring at the 2016 annual meeting of shareholders or until his successor has been duly elected and qualified or the director's earlier resignation, death or removal, (2) approved the appointment of KPMG LLP to serve as the Company's independent registered public accounting firm for 2013, and (3) adopted, on a non-binding, advisory basis, a resolution approving the compensation of the Company's named executive officers, as disclosed in the Company's proxy statement for the 2013 annual meeting of shareholders pursuant to the compensation disclosure rules of the Securities and Exchange Commission, including the Compensation Discussion and Analysis, the 2012 summary compensation table and the other related tables and disclosure.
The Company's independent inspector of elections reported the vote of the shareholders as follows:
Proposal 1: The election of three directors

Name	FOR	WITHHOLD	BROKER NON-VOTE
Daniel W. Avramovich	23,228,764	781,101	8,231,987
J. Douglass Coates	22,617,599	1,392,266	8,231,987
P. Michael Giftos	22,593,444	1,416,421	8,231,987
Directors Robert D. Lake and Robert F. Starzel will continue in office until the 2014 annual meeting of shareholders, and Directors Dennis Chantland Robert J. Grassi will continue in office until the 2015 annual meeting of shareholders.
Proposal 2: The ratification of the appointment of KPMG LLP as the Company's independent registered public accounting firm for 2013.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
31,927,711	245,675	68,466	n/a

Proposal 3: The adoption, on a non-binding, advisory basis, of a resolution approving the compensation of the Company's named executive officers described under the compensation disclosure rules of the Securities and Exchange Commission, including the Compensation Discussion and Analysis, the 2012 summary compensation table and the other related tables and disclosure.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
16,857,724	7,019,643	132,498	8,231,987
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Pacer International, Inc. Nonqualified Deferred Compensation Plan.

10.2	Employment Agreement dated April 8, 2013 between Pacer International, Inc. and Julie Krehbiel.

10.3	Separation Agreement and Release of Claims dated April 8, 2013 between Pacer International, Inc. and Michael Burns.

31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date:	April 25, 2013	By:	/s/ Daniel W. Avramovich
Daniel W. Avramovich Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	April 25, 2013	By:	/s/ John J. Hafferty
John J. Hafferty Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Pacer International, Inc. Nonqualified Deferred Compensation Plan.

10.2	Employment Agreement dated April 8, 2013 between Pacer International, Inc. and Julie Krehbiel.

10.3	Separation Agreement and Release of Claims dated April 8, 2013 between Pacer International, Inc. and Michael Burns.

31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document