Form 10-Q
period 2013-06-30
PACER INTERNATIONAL INC
filed 2013-07-26
CIK 1091735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, $.01 par value per share	35,325,993 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share and per share data)	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$26.8	$20.2
Accounts receivable, net of allowances of $1.0 million	109.9	132.7
Prepaid expenses and other	11.1	9.4
Deferred income taxes	2.6	2.4
Total current assets	150.4	164.7
Property and equipment
Property and equipment, cost	105.3	108.8
Accumulated depreciation	(57.9)	(62.0)
Property and equipment, net	47.4	46.8
Other assets
Deferred income taxes	10.3	12.6
Other assets	9.8	9.9
Total other assets	20.1	22.5
Total assets	$217.9	$234.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	92.8	112.5
Long-term liabilities
Other	1.1	1.3
Total liabilities	93.9	113.8
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 35,325,993 and 35,085,577 issued and outstanding	0.4	0.4
Additional paid-in capital	306.4	305.7
Accumulated deficit	(182.7)	(185.9)
Accumulated other comprehensive loss	(0.1)	—
Total stockholders’ equity	124.0	120.2
Total liabilities and stockholders’ equity	$217.9	$234.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except share and per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$238.0	$368.3	$470.7	$714.2
Operating expenses:
Cost of purchased transportation and services	181.2	310.5	359.1	599.5
Direct operating expenses	24.1	25.4	47.0	50.4
Selling, general and administrative expenses	29.9	29.9	59.7	61.8
Other income	(0.2)	—	(0.5)	—
Total operating expenses	235.0	365.8	465.3	711.7
Income from operations	3.0	2.5	5.4	2.5
Interest expense	(0.2)	(0.3)	(0.5)	(0.8)
Income before income taxes	2.8	2.2	4.9	1.7
Income tax expense	(0.9)	(0.9)	(1.7)	(0.7)
Net income	$1.9	$1.3	$3.2	$1.0
Earnings per share:
Basic:
Earnings per share	$0.05	$0.04	$0.09	$0.03
Weighted average shares outstanding	35,328,056	35,090,580	35,242,047	35,052,353
Diluted:
Earnings per share	$0.05	$0.04	$0.09	$0.03
Weighted average shares outstanding	35,567,100	35,354,393	35,525,962	35,314,237

Other comprehensive income:
Foreign currency translation adjustment	$0.2	$(0.1)	$(0.1)	$(0.4)
Comprehensive income	$2.1	$1.2	$3.1	$0.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except share amounts)	Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Total Stockholders’
	No. of			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2012	35,085,577	$0.4	$305.7	$(185.9)	$—	$120.2
Net income	—	—	—	3.2	—	3.2
Foreign currency translation adjustment	—	—	—	—	(0.1)	(0.1)
Stock based compensation	—	—	1.3	—	—	1.3
Tax impact of stock based compensation	—	—	(0.6)	—	—	(0.6)
Issuance of common stock for vesting of restricted and performance stock units	167,567	—	—	—	—	—
Issuance of restricted stock	76,818	—	—	—	—	—
Repurchase and retirement of Pacer common stock	(3,969)	—	—	—	—	—
Balance June 30, 2013	35,325,993	$0.4	$306.4	$(182.7)	$(0.1)	$124.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(in millions)	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$3.2	$1.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.2	3.7
Amortization of deferred gain on sale lease-back transactions	(0.5)	(0.4)
Deferred taxes	1.8	0.4
Stock based compensation expense	1.3	0.9
Change in operating assets and liabilities
Accounts receivable, net	22.8	(13.5)
Prepaid expenses and other	(1.7)	(7.0)
Accounts payable and other accrued liabilities	(19.7)	4.9
Other assets	0.1	0.4
Other liabilities	(0.1)	(0.7)
Net cash provided by (used in) operating activities	11.4	(10.3)
Cash flows from investing activities
Capital expenditures	(4.5)	(6.4)
Purchase of railcar assets	—	(28.4)
Net proceeds from sale lease-back transaction	—	30.2
Proceeds from sales of property and equipment	—	0.1
Net cash used in investing activities	(4.5)	(4.5)
Cash flows from financing activities
Repurchase and retirement of Pacer common stock	—	(0.1)
Withholding tax paid upon vesting of restricted and performance stock units	(0.3)	(0.1)
Net cash used in financing activities	(0.3)	(0.2)
Net increase (decrease) in cash and cash equivalents	6.6	(15.0)
Cash and cash equivalents at beginning of period	20.2	24.0
Cash and cash equivalents at end of period	$26.8	$9.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six month periods ended June 30, 2013 and 2012 for Pacer International, Inc. and subsidiaries (referred to in these notes to the condensed consolidated financial statements as "Pacer", "the Company", "we", "us", or, "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report") as filed with the SEC.
Critical accounting policies are summarized in Note 1 of the Notes to Consolidated Financial Statements in our 2012 Annual Report. Except as set forth below, there have been no material changes from the previously described critical accounting policies.
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

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," ("ASU 2013-05"). ASU 2013-05 addresses the accounting for releasing a cumulative translation adjustment to net income when a parent either sells a part of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resides. ASU 2013-05 is effective for reporting periods beginning after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.
Reclassification
Certain reclassifications have been made to the 2012 three month and six month condensed consolidated financial statements in order to conform to the 2013 presentation, including the reclassification of certain expenses from selling, general and administrative expenses to costs of purchased transportation and services and direct operating expenses. The Company also reclassified depreciation and amortization to direct operating expenses and selling, general and administrative expenses. The reclassifications had no impact on previously reported income.

The following table summarizes the specific reclassifications discussed above:

(in millions)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Originally Reported	Reclassification Amount	As Reclassified	Originally Reported	Reclassification Amount	As Reclassified
Cost of purchased transportation and services	$307.1	$3.4	$310.5	$592.9	$6.6	$599.5
Direct operating expenses	22.6	2.8	25.4	44.9	5.5	50.4
Selling, general and administrative expenses	34.2	(4.3)	29.9	70.2	(8.4)	61.8
Depreciation and amortization	$1.9	$(1.9)	$—	$3.7	$(3.7)	$—
NOTE 2. BANK BORROWINGS
Pursuant to Accounting Standards Codification ("ASC") 470, any borrowings under our revolving credit agreement dated December 30, 2010, as amended on July 6, 2012 (the "2010 Credit Agreement"), would be classified as long-term debt. At June 30, 2013, no borrowings were outstanding.
The interest rate under the 2010 Credit Agreement was 4.0% per annum as of June 30, 2013. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans.
As of June 30, 2013, $65.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.5 million of outstanding letters of credit.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 3. LONG-TERM INCENTIVE PLANS

Stock Options
During the six month period ended June 30, 2013, the Company granted stock options under the 2012 Omnibus Incentive Plan (the "2012 Plan") to certain key employees and officers. The options vest three years after grant date, have a seven year life, and an exercise price equal to the Company's stock price on the grant date. During the six month period ended June 30, 2013, the Company granted additional stock options under the 2012 Plan to the Chief Executive Officer. These options have a three year graded vesting schedule after grant date, a seven year life, and various exercise prices ranging from the Company's stock price on the date of grant to $9.00 per share. The fair value of options granted in 2013 was estimated using the Black-Scholes valuation model and the assumptions noted in the following table.

2013
Black-Scholes option-pricing model assumptions:
Weighted average risk-free interest rate	0.8%
Weighted average volatility	42.7%
Weighted average dividend yield	N/A
Weighted average expected option term	5 years
Weighted average fair value per share of options granted	$1.61
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

The following table summarizes the stock option activity for the six month period ended June 30, 2013:

	Options	Weighted Average Exercise Price
Balance at December 31, 2012	835,942	$8.85
Granted	1,845,523	4.60
Canceled or expired	(145,552)	6.58
Exercised	—	—
Balance at June 30, 2013	2,535,913	5.88
Options exercisable, at June 30, 2013	189,000	$19.26
The total intrinsic value of stock options exercisable as of June 30, 2013 was $0.1 million. As of June 30, 2013, there was $2.8 million of unrecognized compensation costs related to stock options which are expected to be recognized over a weighted-average period of approximately 2.4 years.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Restricted Stock
The Company has issued time-based restricted stock to the non-management members of the Board of Directors and to certain key employees and officers. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock is valued at the date of grant, based on the closing market price of the Company's common stock, and expensed using the straight-line method over the requisite service period. Restricted stock awarded in the period vests one year from the date of grant. A summary of restricted stock activity for the six month period ended June 30, 2013 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	71,696	$5.59
Granted	76,818	4.30
Vested	(58,446)	5.42
Forfeited	—	—
Nonvested at June 30, 2013	90,068	$4.60
As of June 30, 2013, there was $0.2 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.7 years.

Performance Stock Units and Restricted Stock Units
During the six month period ended June 30, 2013, the Company granted performance stock units ("PSUs") under the 2012 Plan that vest based on (i) the percentage of the Company's achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2013, 2014 and 2015 and (ii) the continued employment of the grantee through March 5, 2016. The Company has outstanding Restricted Stock Units ("RSUs") granted in prior years. No RSUs were granted during the six month period ended June 30, 2013.

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

The PSUs are valued at the date of grant, based on the closing market price of the Company's common stock, and expensed ratably over the vesting periods based on the actual and expected financial results of the individual performance periods. Vested Units in the table below include Units that vested under the terms of the applicable award agreement upon the grantee's resignation or voluntary termination. A summary of RSU and PSU award activity for the six month period ended June 30, 2013 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2012	619,392	343,368	962,760	$5.18
Granted	452,984	—	452,984	4.33
Vested	(168,819)	(58,994)	(227,813)	6.59
Forfeited	(43,910)	(3,103)	(47,013)	4.84
Balance at June 30, 2013	859,647	281,271	1,140,918	$4.58
As of June 30, 2013, there was $2.9 million of total unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over a weighted-average period of approximately 2.4 years.
The 2012 Plan will continue in effect until February 6, 2022, unless terminated earlier by the Board. As of June 30, 2013, there were 0.5 million shares available for issuance under the 2012 Plan.

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
As of May 6, 2013, Pacer had received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of 130 owner-operators had filed claims with the DLSE alleging that they should be classified as employees, as opposed to independent contractors, and seeking reimbursement for their business expenses, including fuel, tractor maintenance and tractor lease payments. 50 of these claims included complaints seeking a total of approximately $8.0 million from the Company's subsidiaries; the Company has not yet received any information regarding amounts claimed by the other 80 independent contractors. All of these claims are in preliminary stages, and 39 of them are currently set for hearing within the next three months.  The information available to the Company at June 30, 2013, does not indicate that it is probable that a liability had been incurred, and the Company could not reasonably estimate the amount, or range of amounts, of any liability that would be incurred if these claims were resolved against it. Accordingly, the Company has not accrued any liability for these claims in its financial statements as of and for the period ended June 30, 2013.  We believe that these claims are without merit, and we intend to vigorously defend against all of them.
NOTE 5. SEGMENT INFORMATION
The following table presents reportable segment information for the three and six month periods ended June 30, 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Intermodal	$184.3	$306.8	$364.7	$591.7
Logistics	54.0	61.8	106.6	122.9
Inter-segment elimination	(0.3)	(0.3)	(0.6)	(0.4)
Total	238.0	368.3	470.7	714.2
Depreciation and amortization
Intermodal	1.4	1.3	2.9	2.5
Logistics	0.4	0.4	0.8	0.8
Corp/Other	0.3	0.2	0.5	0.4
Total	2.1	1.9	4.2	3.7
Income (loss) from operations
Intermodal	10.8	9.4	20.6	17.6
Logistics	(2.8)	(2.5)	(5.6)	(5.7)
Corp/Other	(5.0)	(4.4)	(9.6)	(9.4)
Total	3.0	2.5	5.4	2.5
Capital Expenditures
Intermodal	1.1	2.4	3.1	4.8
Logistics	0.6	0.5	1.3	1.4
Corp/Other	—	0.1	0.1	0.2
Total	$1.7	$3.0	$4.5	$6.4
The "Corp/Other" rows includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

For the three month period ended June 30, 2013, the Company had one customer that contributed more than 10% of total consolidated revenues (contributed 11.9% of total revenues). For the three month period ended June 30, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 18.4%, and the other 16.5% of total revenues).
For the six month period ended June 30, 2013, the Company had one customer that contributed more than 10% of total consolidated revenues (contributed 12.2% of total revenues). For the six month period ended June 30, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 17.9%, and the other 17.3% of total revenues).
NOTE 6. LEASES
The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimal rental commitments under non-cancelable leases for the respective twelve month periods ended June 30 are shown below (in millions):

Operating Leases
2014	$65.2
2015	44.1
2016	26.3
2017	10.9
2018	4.9
Thereafter	6.3
Total minimum payments	$157.7

NOTE 7. EARNINGS PER SHARE
The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income (basic and diluted)	$1.9	$1.3	$3.2	$1.0
Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	35,328,056	35,090,580	35,242,047	35,052,353
Effect of dilutive securities:
Stock options, restricted stock units and performance stock units	239,044	263,813	283,915	261,884
Denominator for earnings per share-diluted	35,567,100	35,354,393	35,525,962	35,314,237
Earnings per share-basic	$0.05	$0.04	$0.09	$0.03
Earnings per share-diluted	$0.05	$0.04	$0.09	$0.03

Anti-dilutive shares (1)	1,457,913	824,593	1,873,307	824,593
(1) Reflects the weighted average common share equivalents attributable to outstanding stock options that were excluded from the computation of earnings per share because the impact would be anti-dilutive.

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

•	congestion, work stoppages, equipment and capacity shortages or surpluses, weather related issues and service disruptions affecting our rail, ocean, motor and air transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	the loss of one or more of our major customers;

•	a determination that our independent contractors are our employees (see Note 4 of the notes to our unaudited condensed consolidated financial statements);

•	changes in, or the failure to comply with, government regulations;

•	changes in international and domestic shipping patterns;

•	foreign currency fluctuations and exchange controls and changes in international tariffs, trade restrictions, trade agreements and taxations;

•	difficulties in selecting, integrating, upgrading and replacing our information technology systems and protecting systems from disruptions and cyber-attacks;

•	our ability to borrow amounts under our credit agreement due to borrowing base limitations and/or to comply with the covenants in our credit agreement;

•	increases in our leverage;

•	increases in interest rates; and

•	terrorism and acts of war.
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
Executive Summary
Our intermodal operating results improved year over year as a result of several initiatives that we put in place in 2012 and continued during the first half of 2013. We took efforts to manage our mix of freight and we implemented new processes to more effectively manage empty truck miles, limit our equipment excess dwell time, and optimize our network shipment flows. In addition, our realignment of our intermodal operations has enhanced our customer service and streamlined our operations.
During the first half of 2013, we successfully operationalized our cross-border agreement with Union Pacific. As expected, our intermodal revenues and cost of purchased transportation declined significantly as we no longer collect and pass through rail transportation costs to automotive intermediaries servicing the US-Mexico business. Instead, we now receive a fee from Union Pacific for acting as their network manager for the US-Mexico business. Also as expected, our margin contribution in 2013 from this intermodal automotive business remained consistent with its historical contribution level. This expected margin contribution going forward is primarily dependent on (1) the volume of US-Mexico automotive parts shipments via the network that we manage under the new agreement; (2) the volume of Pacer equipment used via the network that we manage versus rail or other equipment; and (3) the amount of selling, general and administrative costs incurred to run this business. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the agreement decline absent growth in our retail direct US-Mexico business and will also continue to be dependent on the previously mentioned factors.
Our logistics segment, which has not yet returned to profitability, should benefit from new agreements we entered into recently with CTS International Logistics Corporation, Ltd. and Menzell Frankfurt. These agreements will expand our networks in mainland China and Germany. We plan to continue to build the operational and sales leadership of the logistics segment businesses and to continue the implementation of our new operating systems to support the international freight forwarding business. We expect these investments in personnel and systems will allow the logistics segment to return to profitability within the next year and will build a stronger foundation for selling our integrated portfolio of services to customers.
We continue to prudently manage selling, general and administrative expenses which decreased $2.1 million in the first six months of 2013 compared to the 2012 period.
We were debt free at June 30, 2013, and ended the quarter with $26.8 million of cash and cash equivalents and $65.0 million of borrowing capacity. We believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

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

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table sets forth our historical financial data by reportable segment for the three months ended June 30, 2013 and 2012 (in millions). Certain reclassifications have been made to the 2012 quarterly operating expenses in order to conform to the 2013 presentation. The reclassifications had no impact on previously reported income. For a summary of the effects of the reclassifications, refer to the table at the end of this section.

	2013	2012	Change	% Change
Revenues
Intermodal	$184.3	$306.8	$(122.5)	(39.9)%
Logistics	54.0	61.8	(7.8)	(12.6)
Inter-segment elimination	(0.3)	(0.3)	—	N/M
Total	238.0	368.3	(130.3)	(35.4)
Cost of purchased transportation and services
Intermodal	134.2	256.5	(122.3)	(47.7)
Logistics	47.3	54.3	(7.0)	(12.9)
Inter-segment elimination	(0.3)	(0.3)	—	N/M
Total	181.2	310.5	(129.3)	(41.6)
Direct operating expenses
Intermodal	24.1	25.4	(1.3)	(5.1)
Total	24.1	25.4	(1.3)	(5.1)
Gross margin
Intermodal	26.0	24.9	1.1	4.4
Logistics	6.7	7.5	(0.8)	(10.7)
Total	$32.7	$32.4	$0.3	0.9
Gross margin percentage
Intermodal	14.1%	8.1%	6.0%
Logistics	12.4	12.1	0.3
Total	13.7%	8.8%	4.9%
Selling, general & administrative expenses
Intermodal	$15.2	$15.5	$(0.3)	(1.9)
Logistics	9.7	10.0	(0.3)	(3.0)
Corporate	5.0	4.4	0.6	13.6
Total	29.9	29.9	—	N/M
Other income
Logistics	(0.2)	—	(0.2)	N/M
Total	(0.2)	—	(0.2)	N/M
Income (loss) from operations
Intermodal	10.8	9.4	1.4	14.9
Logistics	(2.8)	(2.5)	(0.3)	(12.0)
Corporate	(5.0)	(4.4)	(0.6)	(13.6)
Total	3.0	2.5	0.5	20.0
Interest expense	(0.2)	(0.3)	0.1	33.3
Income tax benefit (expense)	(0.9)	(0.9)	—	N/M
Net income	$1.9	$1.3	$0.6	46.2%

Revenues. Revenues decreased by $130.3 million, or 35.4%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Total intermodal revenues decreased $122.5 million, or 39.9% in the 2013 period compared to the 2012 period. As expected, the majority of the decrease was due to the implementation of the new cross border agreement with Union Pacific where we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business ("the pass-through rail transportation costs"). Excluding the pass-through rail transportation costs in 2012, intermodal revenues decreased $24.7 million or 11.8%. This decline was primarily due to an 8.2% reduction of total intermodal volumes in the 2013 period compared to the 2012 period. Domestic intermodal volumes decreased 3.2% mainly due to our efforts to pare low-margin freight volumes that we had won in the second quarter of 2012 but later became less profitable due to unexpected rail cost increases. International intermodal volumes decreased 20.2% due to a continued softness in ocean carrier trans-Pacific volumes and the impact of a wholesale drayage customer changing its port of service to a port with on-dock rail service during the second quarter of 2012 resulting in a reduction in drayage needs.
Revenues in our logistics segment decreased $7.8 million, or 12.6%, in the 2013 period compared to the 2012 period. The decline is primarily due to a 22.3% decrease in the volume of our ocean and air shipments attributed to competitive pricing pressures, customer attrition, and a continued softness in the global market.
Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $129.3 million, or 41.6%, in the 2013 period compared to the 2012 period.
Total intermodal cost of purchased transportation and services decreased $122.3 million, or 47.7%, in the 2013 period compared to the 2012 period. As expected, the majority of the decrease was due to the implementation of the new cross border agreement with Union Pacific. Excluding the pass-through rail transportation costs in 2012, intermodal cost of purchased transportation and services decreased $24.5 million or 15.4%. This decrease was primarily driven by the 8.2% decline in total intermodal volumes, an increased focus on reducing dwell time when utilizing rail-controlled equipment, and a 3.1% decrease in other purchased transportation costs in the 2013 period compared to the 2012 period, reflecting our increased focus on reducing empty miles in drayage operations.
Cost of purchased transportation and services in our logistics segment decreased $7.0 million, or 12.9%, in the 2013 period compared to the 2012 period. The decrease was primarily due to the 22.3% decrease in volumes for the reasons mentioned above.
Direct Operating Expenses. Direct operating expenses decreased $1.3 million, or 5.1%, in the 2013 period compared to the 2012 period, reflecting a decrease in intermodal equipment costs of 10.0% in the 2013 period compared to the 2012 period as a result of an increased focus on lowering equipment maintenance and repair costs and a reduction in equipment lease costs. This decrease was offset by a $0.8 million dispute settlement related to assessments of property taxes on our intermodal equipment.

Gross Margin. Overall gross margin improved by $0.3 million or 0.9%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expenses divided by revenues) increased from 8.8% in the 2012 period to 13.7% in the 2013 period.

Intermodal segment gross margin increased by $1.1 million, or 4.4%, and the gross margin percentage for our intermodal segment increased from 8.1% in the 2012 period to 14.1% in the 2013 period. Excluding the pass-through rail transportation costs from 2012 results, the gross margin percentage increased 220 basis points. The increase in intermodal gross margin and gross margin percentage was driven by our efforts to pare low margin freight volumes and the decreases in other purchased transportation costs and intermodal equipment costs mentioned above.
Logistics segment gross margin decreased $0.8 million, or 10.7%, and the gross margin percentage for our logistics segment increased from 12.1% in the 2012 period to 12.4% in the 2013 period. The decrease in the gross margin was primarily due to the 22.3% decrease in the volume of ocean and air shipments driven by competitive pressures and the continued softness of the international shipping market, while the gross margin percentage increase was primarily due to a more favorable service mix in the 2013 period compared to the 2012 period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses on a consolidated basis remained unchanged in the 2013 period compared to the 2012 period. Selling, general and administrative expenses decreased $0.3 million in both the intermodal and logistics segments. These decreases were offset by a $0.6 million increase in the corporate segment driven by a $1.1 million increase in incentive compensation, a non-cash charge.
Other Income. Other income increased $0.2 million in the 2013 period compared to the 2012 period. The increase is due to sublease income from a warehouse facility in the Pacific Northwest which began in the third quarter of 2012.

Income (Loss) From Operations. Income from operations increased $0.5 million, or 20.0%, in the 2013 period compared to the 2012 period.
Intermodal segment income from operations increased $1.4 million, or 14.9%, in the 2013 period compared to the 2012 period. The increase was due to the increase in the intermodal gross margin of $1.1 million driven by our efforts to pare low margin freight volumes and the decreases in other purchased transportation costs and intermodal equipment costs mentioned above, and a $0.3 million decrease in segment selling, general and administrative expenses.
The logistics segment incurred a loss from operations of $2.8 million in the 2013 period compared to a loss from operations of $2.5 million in the 2012 period. The increase in the loss was driven by the $0.8 million decrease in the logistics gross margin resulting from the decreased volumes mentioned above, partially offset by an increase in other income of $0.2 million due to new sublease income, and a decrease of $0.3 million in segment selling, general and administrative expenses.
Corporate loss from operations increased $0.6 million from $4.4 million in the 2012 period to $5.0 million in the 2013 period. The increase is driven by an increase in incentive compensation costs of $1.1 million in the 2013 period compared to the 2012 period, offset by decreases in various other expenses driven by initiatives to reduce corporate general administrative expenses in the 2013 period.
Interest Expense. Interest expense decreased by $0.1 million in the 2013 period compared to the 2012 period primarily due to lower average borrowings in the 2013 period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The decrease is due to the average outstanding debt balance decreasing from $1.3 million for the three months ended June 30, 2012 to less than $0.1 million for the three months ended June 30, 2013. The weighted average interest rate was approximately 4.0% in both the 2013 and 2012 periods.
Income Tax Expense. We recorded income tax expense of $0.9 million in the 2013 and 2012 periods. The effective tax rate was 32.1% in the 2013 period and 40.9% in the 2012 period. The change in the estimated annual effective tax rate is due to the change in the mix of income among the jurisdictions in which we do business and a favorable tax adjustment during the period related to one of our foreign subsidiaries. The Company expects its effective tax rate for the year ended 2013 to approximate 37%.
Net Income and Earnings Per Share. As a result of the foregoing, net income increased $0.6 million from $1.3 million in the 2012 period to $1.9 million in the 2013 period. Earnings per share basic and diluted increased from $0.04 per share in the 2012 period to $0.05 per share in the 2013 period.

Reclassifications of 2012 Quarterly Results to Conform to 2013 Presentation
For the Three Months Ended June 30, 2012
(in millions)

(in millions)	Three Months Ended June 30, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Cost of purchased transportation and services	$307.1	$3.4	$310.5
Direct operating expenses	22.6	2.8	25.4
Selling, general and administrative expenses	34.2	(4.3)	29.9
Depreciation and amortization	$1.9	$(1.9)	$—

	Three Months Ended June 30, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Gross margin
Intermodal	$27.7	$(2.8)	$24.9
Logistics	10.9	(3.4)	7.5
Total	$38.6	$(6.2)	$32.4
Gross margin percentage
Intermodal	9.0%		8.1%
Logistics	17.6		12.1
Total	10.5%		8.8%

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

Reconciliation of GAAP Results to Adjusted Results
For the Three Months Ended June 30, 2013 and 2012
(in millions)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012					Adjusted	% Adjusted
	GAAP	GAAP				Adjusted	Variance	Variance
	Results	Results		Adjustments		Results	2013 vs 2012	2013 vs 2012
Total revenues	$238.0	$368.3		$(97.8)	2/	$270.5	$(32.5)	(12.0)%
Total cost of purchased transportation and services	181.2	310.5	1/	(97.8)	2/	212.7	(31.5)	(14.8)
Total net revenue	$56.8	$57.8		—		$57.8	$(1.0)	(1.7)
Total gross margin percentage	13.7%	8.8%	1/			12.0%	1.7%

Intermodal revenues	$184.3	$306.8		(97.8)	2/	$209.0	$(24.7)	(11.8)
Intermodal cost of purchased transportation and services	134.2	256.5	1/	(97.8)	2/	158.7	(24.5)	(15.4)
Intermodal net revenue	$50.1	$50.3		$—		$50.3	$(0.2)	(0.4)%
Intermodal gross margin percentage	14.1%	8.1%	1/			11.9%	2.2%

1/
2012 GAAP results are after reclassification of certain selling, general and administrative expenses to cost of purchased transportation and direct operating expenses and depreciation and amortization as direct operating expenses and selling, general and administrative expenses.

2/
Effective January 1, 2013, we now act as Union Pacific's network manager for US-Mexico cross-border shipments. We are compensated on a fee basis for such services and these fees are recorded as revenues in 2013. We no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business. Accordingly, adjustments were made to exclude these costs from revenues and cost of purchased transportation to present 2012 on a net basis.

Results of Operations
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table sets forth our historical financial data by reportable segment for the six months ended June 30, 2013 and 2012 (in millions). Certain reclassifications have been made to the 2012 operating expenses in order to conform to the 2013 presentation. The reclassifications had no impact on previously reported income. For a summary of the effects of the reclassifications, refer to the table at the end of this section.

	2013	2012	Change	% Change
Revenues
Intermodal	$364.7	$591.7	$(227.0)	(38.4)%
Logistics	106.6	122.9	(16.3)	(13.3)
Inter-segment elimination	(0.6)	(0.4)	(0.2)	N/M
Total	470.7	714.2	(243.5)	(34.1)
Cost of purchased transportation and services
Intermodal	266.4	492.3	(225.9)	(45.9)
Logistics	93.3	107.6	(14.3)	(13.3)
Inter-segment elimination	(0.6)	(0.4)	(0.2)	N/M
Total	359.1	599.5	(240.4)	(40.1)
Direct operating expenses
Intermodal	47.0	50.4	(3.4)	(6.7)
Total	47.0	50.4	(3.4)	(6.7)
Gross margin
Intermodal	51.3	49.0	2.3	4.7
Logistics	13.3	15.3	(2.0)	(13.1)
Total	$64.6	$64.3	$0.3	0.5
Gross margin percentage
Intermodal	14.1%	8.3%	5.8%
Logistics	12.5	12.4	0.1
Total	13.7%	9.0%	4.7%
Selling, general & administrative expenses
Intermodal	$30.7	$31.4	$(0.7)	(2.2)
Logistics	19.4	21.0	(1.6)	(7.6)
Corporate	9.6	9.4	0.2	2.1
Total	59.7	61.8	(2.1)	(3.4)
Other income
Logistics	(0.5)	—	(0.5)	N/M
Total	(0.5)	—	(0.5)	N/M
Income (loss) from operations
Intermodal	20.6	17.6	3.0	17.0
Logistics	(5.6)	(5.7)	0.1	1.8
Corporate	(9.6)	(9.4)	(0.2)	(2.1)
Total	5.4	2.5	2.9	N/M
Interest expense	(0.5)	(0.8)	0.3	37.5%
Income tax benefit (expense)	(1.7)	(0.7)	(1.0)	N/M
Net income	$3.2	$1.0	$2.2	N/M

Revenues. Revenues decreased by $243.5 million, or 34.1%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Total intermodal revenues decreased $227.0 million, or 38.4%, in the 2013 period compared to the 2012 period. As expected, the majority of the decrease was due to the implementation of the new cross border agreement with Union Pacific where we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business ("the pass-through rail transportation costs"). Excluding the pass-through rail transportation costs in 2012, intermodal revenues decreased $35.0 million or 8.8%. This decline was primarily due to a 9.6% reduction of total intermodal volumes in the 2013 period compared to the 2012 period. Domestic intermodal volumes decreased 2.6% mainly due to our efforts to pare low-margin volumes that we had won in the second quarter of 2012 but later became less profitable due to unexpected rail cost increases. International intermodal volumes decreased 25.6% due to a continued softness in ocean carrier trans-Pacific volumes and the impact of a wholesale drayage customer changing its port of service to a port with on-dock rail service during the second quarter of 2012 resulting in a reduction in drayage needs.
Revenues in our logistics segment decreased $16.3 million, or 13.3%, in the 2013 period compared to the 2012 period. The decline is primarily due to a 23.9% decrease in the volume of our ocean and air shipments attributed to competitive pricing pressures, customer attrition, and a continued softness in the global market.
Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $240.4 million, or 40.1%, in the 2013 period compared to the 2012 period.
Total intermodal cost of purchased transportation and services decreased $225.9 million, or 45.9%, in the 2013 period compared to the 2012 period. As expected, the majority of the decrease was due to the implementation of the new cross border agreement with Union Pacific. Excluding the pass-through rail transportation costs in 2012, intermodal cost of purchased transportation and services decreased $33.9 million or 11.3%. This decrease was primarily driven by the 9.6% decline in total intermodal volumes, an increased focus on reducing dwell time when utilizing rail-controlled equipment, and a 5.8% decrease in other purchased transportation costs, reflecting our increased focus on reducing empty miles in drayage operations.
Cost of purchased transportation and services in our logistics segment decreased $14.3 million, or 13.3%, in the 2013 period compared to the 2012 period. The decrease was due primarily to the 23.9% decrease in volumes for the reasons mentioned above.
Direct Operating Expenses. Direct operating expenses decreased $3.4 million, or 6.7%, in the 2013 period compared to the 2012 period, reflecting a decrease in intermodal equipment costs of 9.8% as a result of an increased focus on lowering equipment maintenance and repair costs and a reduction in equipment lease costs. This decrease was offset by a $0.8 million dispute settlement related to assessments of property taxes on our intermodal equipment.

Gross Margin. Overall gross margin improved by $0.3 million, or 0.5%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 9.0% in the 2012 period to 13.7% in the 2013 period.

Intermodal segment gross margin increased by $2.3 million, or 4.7%, and the gross margin percentage for our intermodal segment increased from 8.3% in the 2012 period to 14.1% in the 2013 period. Excluding the pass-through rail transportation costs from 2012 operating results, the gross margin percentage increased 180 basis points. The increase in intermodal gross margin and gross margin percentage was driven by our efforts to pare low margin freight volumes and the decreases in other purchased transportation costs and intermodal equipment costs mentioned above.
Logistics segment gross margin decreased $2.0 million, or 13.1%, and the gross margin percentage for our logistics segment increased from 12.4% in the 2012 period to 12.5% in the 2013 period. The decrease in the gross margin was primarily due to the 23.9% decrease in the volume of ocean and air shipments driven by competitive pressures and the continued softness of the international shipping market, while the gross margin percentage increase was primarily due to a more favorable service mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.1 million, or 3.4%, in the 2013 period compared to the 2012 period. The decrease was driven by a decrease in labor expenses of $2.4 million due to a reduction in Company headcount of approximately 6%, a decrease in bad debt expense of $0.3 million, and decreases in various other expenses totaling $0.6 million driven by initiatives to reduce general and administrative expenses. These decreases were partially offset by an increase in incentive compensation expense of $1.3 million.
Other Income. Other income increased $0.5 million in the 2013 period compared to the 2012 period. The increase is due to sublease income from a warehouse facility in the Pacific Northwest which began in the third quarter of 2012.

Income (Loss) From Operations. Income from operations increased $2.9 million from $2.5 million in the 2012 period to $5.4 million in the 2013 period.
Intermodal segment income from operations increased $3.0 million, or 17.0%, in the 2013 period compared to the 2012 period. The increase was primarily driven by the increase in the intermodal gross margin of $2.3 million driven by our efforts to pare low margin freight volumes and the decreases in other purchased transportation costs and intermodal equipment costs mentioned above, as well as a decrease of $0.7 million in segment selling, general and administrative costs.
The logistics segment incurred a loss from operations of $5.6 million in the 2013 period compared to a loss from operations of $5.7 million in the 2012 period. The decrease in the loss was due to the $0.5 million increase in other income from the new sublease and a $1.6 million decrease in segment selling, general and administrative expenses, offset by the $2.0 million decrease in logistics gross margin resulting from the decreased volumes mentioned above.
Corporate loss from operations increased $0.2 million, from $9.4 million in the 2012 period to $9.6 million in the 2013 period. The increase in the loss is primarily due to the $1.3 million increase in incentive compensation offset by decreases in various other expenses driven by initiatives to reduce corporate general administrative expenses.
Interest Expense. Interest expense decreased by $0.3 million in the 2013 period compared to the 2012 period primarily due to lower average borrowings in the 2013 period. Interest expense is composed of interest paid on our debt and the amortization of deferred financing costs. The decrease is due to the average outstanding debt balance decreasing from $5.4 million for the six months ended June 30, 2012 to less than $0.1 million for the six months ended June 30, 2013. The weighted average interest rate was approximately 4.0% in both the 2013 and 2012 periods.
Income Tax Expense. We recorded income tax expense of $1.7 million in the 2013 period compared to $0.7 million in the 2012 period. The effective tax rate was 34.7% in the 2013 period and 41.2% in the 2012 period. The change in the estimated annual effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business and a favorable tax adjustment during the period related to one of our foreign subsidiaries. The Company expects its effective tax rate for the year ended 2013 to approximate 37%.
Net Income and Earnings Per Share. As a result of the foregoing, net income increased $2.2 million from $1.0 million in the 2012 period to $3.2 million in the 2013 period. Earnings per share basic and diluted increased from $0.03 per share in the 2012 period to $0.09 per share in the 2013 period.

Reclassifications of 2012 Quarterly Results to Conform to 2013 Presentation
For the Six Months Ended June 30, 2012
(in millions)

(in millions)	Six Months Ended June 30, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Cost of purchased transportation and services	$592.9	$6.6	$599.5
Direct operating expenses	44.9	5.5	50.4
Selling, general and administrative expenses	70.2	(8.4)	61.8
Depreciation and amortization	$3.7	$(3.7)	$—

	Six Months Ended June 30, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Gross margin
Intermodal	$54.5	$(5.5)	$49.0
Logistics	21.9	(6.6)	15.3
Total	$76.4	$(12.1)	$64.3
Gross margin percentage
Intermodal	9.2%		8.3%
Logistics	17.8		12.4
Total	10.7%		9.0%

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

Reconciliation of GAAP Results to Adjusted Results
For the Six Months Ended June 30, 2013 and 2012
(in millions)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012					Adjusted	% Adjusted
	GAAP	GAAP				Adjusted	Variance	Variance
	Results	Results		Adjustments		Results	2013 vs 2012	2013 vs 2012
Total revenues	$470.7	$714.2		$(192.0)	2/	$522.2	$(51.5)	(9.9)%
Total cost of purchased transportation and services	359.1	599.5	1/	(192.0)	2/	407.5	(48.4)	(11.9)
Total net revenue	$111.6	$114.7		$—		$114.7	$(3.1)	(2.7)
Total gross margin percentage	13.7%	9.0%	1/			12.3%	1.4%

Intermodal revenues	$364.7	$591.7		$(192.0)	2/	$399.7	$(35.0)	(8.8)
Intermodal cost of purchased transportation and services	266.4	492.3	1/	(192.0)	2/	300.3	(33.9)	(11.3)
Intermodal net revenue	$98.3	$99.4		$—		$99.4	$(1.1)	(1.1)%
Intermodal gross margin percentage	14.1%	8.3%	1/			12.3%	1.8%

1/
2012 GAAP results are after reclassification of certain selling, general and administrative expenses to cost of purchased transportation and direct operating expenses and depreciation and amortization as direct operating expenses and selling, general and administrative expenses.

2/
Effective January 1, 2013, we now act as Union Pacific's network manager for US-Mexico cross-border shipments. We are compensated on a fee basis for such services and these fees are recorded as revenues in 2013. We no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business. Accordingly, adjustments were made to exclude these costs from revenues and cost of purchased transportation to present 2012 on a net basis.

Liquidity and Capital Resources
Cash provided by operating activities was $11.4 million for the six month period ended June 30, 2013, and cash used in operating activities was $10.3 million for the six month period ended June 30, 2012. The increase in cash provided by operating activities in the 2013 period compared to the 2012 period was due primarily to the increase in net income in the 2013 period and the implementation of the new cross border agreement with Union Pacific which provided us with more favorable collection terms than we had under our previous wholesale automotive arrangements. The implementation of this agreement also reduced our outstanding payables because we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business.
Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures, to repay debt under our revolving credit facility, and, in the future, would be available to fund any acquisitions we decide to make, repurchase common stock or fund any dividends that we may declare. We had working capital of $57.6 million at June 30, 2013 and $52.2 million at December 31, 2012. The increase is due primarily to the cash generated from operations for the reasons mentioned above, offset by capital expenditures during the six months ended June 30, 2013.
Cash flows used in investing activities were $4.5 million for each of the six month periods ended June 30, 2013 and 2012. The 2013 period cash capital expenditures included $3.8 million for information technology systems, $0.4 million for normal computer replacement and $0.3 million of leasehold improvements and other assets. During the 2012 period, we used $28.4 million to acquire 262 railcars which were sold during the period for $30.2 million in sale-leaseback transactions. The 2012 period cash capital expenditures included $5.3 million for information technology systems, $0.6 million for normal computer replacement items and $0.5 million of leasehold improvements and other assets.
Cash flows used in financing activities were $0.3 million and $0.2 million for the three month periods ended June 30, 2013 and 2012, respectively, with the increase due to the minimum withholding tax paid on the vesting of performance and restricted stock units due to more units vesting in the 2013 period compared to the 2012 period.

As of June 30, 2013, $65.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.5 million of outstanding letters of credit. There was no debt outstanding at June 30, 2013.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at June 30, 2013.
Based upon the average variable interest rate debt outstanding during the six months ended June 30, 2013, a 100 basis point change in our variable interest rates would have affected our pre-tax earnings by less than $0.1 million on an annual basis.
As our foreign business expands, we will be subjected to greater foreign currency risk. No derivative financial instruments were outstanding as of June 30, 2013. We do not use financial instruments for trading purposes.
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
Based upon the disclosure controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On July 23, 2013, the Company's Board of Directors approved certain amendments to Article XI of the Company's Second Amended and Restated Bylaws (the “Bylaws”). The purpose of these amendments is to conform to changes in the Tennessee Business Corporation Act (the “TBCA”) that became effective on January 1, 2013.

The provisions of Article XI of the Bylaws relate to how notices must be provided to shareholders and directors and when notices are deemed effective. Prior to the amendment, the provisions of Article XI were consistent with the provisions of Section 48-11-202 of the TBCA in effect at the time that the Bylaws were adopted in 2002. Section 48-11-202 of the TBCA was amended effective January 1, 2013 to, among other changes, provide for electronic transmission of notices. The Bylaws amendment adopted on July 23, 2013 makes the Company's Bylaws consistent with the new version of Section 48-11-202 by amending and restating Article XI as follows:

"Unless otherwise provided for in these Bylaws, any notice or other communication may be given or sent by any method of delivery, including oral delivery and electronic transmission, permitted pursuant to, and in accordance with, § 48-11-202 of the Act and may be addressed as provided in that section. Any such notice or other communication, if in comprehensible form or manner, shall be effective as of the date provided in § 48-11-202 of the Act."

The preceding summary of the amendments to the Company's Bylaws does not purport to be complete and is qualified in its entirety by reference to the amendment, which is attached hereto as Exhibit 3.1 to this Quarterly Report, and the Bylaws, which were filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated March 11, 2009, and are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amendment dated July 23, 2013 to the Second Amended and Restated Bylaws of Pacer International, Inc.

31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date:	July 26, 2013	By:	/s/ Daniel W. Avramovich
Daniel W. Avramovich Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	July 26, 2013	By:	/s/ John J. Hafferty
John J. Hafferty Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amendment dated July 23, 2013 to the Second Amended and Restated Bylaws of Pacer International, Inc.

31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document