Form 10-Q
period 2013-09-30
PACER INTERNATIONAL INC
filed 2013-10-25
CIK 1091735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013
Common Stock, $.01 par value per share	35,325,993 shares

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in millions, except share and per share data)	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$39.7	$20.2
Accounts receivable, net of allowances of $1.0 million	109.6	132.7
Prepaid expenses and other	11.0	9.4
Deferred income taxes	2.2	2.4
Total current assets	162.5	164.7
Property and equipment
Property and equipment, cost	105.9	108.8
Accumulated depreciation	(59.2)	(62.0)
Property and equipment, net	46.7	46.8
Other assets
Deferred income taxes	8.7	12.6
Other assets	9.0	9.9
Total other assets	17.7	22.5
Total assets	$226.9	$234.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	98.5	112.5
Long-term liabilities
Other	1.0	1.3
Total liabilities	99.5	113.8
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 35,325,993 and 35,085,577 issued and outstanding	0.4	0.4
Additional paid-in capital	307.0	305.7
Accumulated deficit	(179.9)	(185.9)
Accumulated other comprehensive loss	(0.1)	—
Total stockholders’ equity	127.4	120.2
Total liabilities and stockholders’ equity	$226.9	$234.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except share and per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$250.0	$348.9	$720.7	$1,063.1
Operating expenses:
Cost of purchased transportation and services	192.2	291.2	551.3	890.7
Direct operating expenses	23.2	26.0	70.2	76.4
Selling, general and administrative expenses	29.9	29.6	89.6	91.4
Other income	(0.3)	(0.2)	(0.8)	(0.2)
Total operating expenses	245.0	346.6	710.3	1,058.3
Income from operations	5.0	2.3	10.4	4.8
Interest expense	(0.4)	(0.3)	(0.9)	(1.1)
Income before income taxes	4.6	2.0	9.5	3.7
Income tax expense	(1.8)	(0.9)	(3.5)	(1.6)
Net income	$2.8	$1.1	$6.0	$2.1
Earnings per share:
Basic:
Earnings per share	$0.08	$0.03	$0.17	$0.06
Weighted average shares outstanding	35,325,993	35,087,082	35,270,337	35,064,057
Diluted:
Earnings per share	$0.08	$0.03	$0.17	$0.06
Weighted average shares outstanding	35,679,419	35,380,600	35,559,160	35,328,023

Other comprehensive income:
Foreign currency translation adjustment	$—	$(0.1)	$(0.1)	$(0.5)
Comprehensive income	$2.8	$1.0	$5.9	$1.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

(in millions, except share amounts)	Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Total Stockholders’
	No. of			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance December 31, 2012	35,085,577	$0.4	$305.7	$(185.9)	$—	$120.2
Net income	—	—	—	6.0	—	6.0
Foreign currency translation adjustment	—	—	—	—	(0.1)	(0.1)
Stock based compensation	—	—	2.0	—	—	2.0
Tax impact of stock based compensation	—	—	(0.7)	—	—	(0.7)
Issuance of common stock for vesting of restricted and performance stock units	167,567	—	—	—	—	—
Issuance of restricted stock	76,818	—	—	—	—	—
Repurchase and retirement of Pacer common stock	(3,969)	—	—	—	—	—
Balance September 30, 2013	35,325,993	$0.4	$307.0	$(179.9)	$(0.1)	$127.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(in millions)	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$6.0	$2.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.3	5.8
Amortization of deferred gain on sale lease-back transactions	(0.6)	(0.6)
Deferred taxes	3.7	1.0
Stock based compensation expense	2.0	1.3
Change in operating assets and liabilities
Accounts receivable, net	23.1	(7.5)
Prepaid expenses and other	(1.6)	(1.2)
Accounts payable and other accrued liabilities	(13.2)	(4.6)
Other assets	0.9	0.9
Other liabilities	(0.2)	(1.1)
Net cash provided by (used in) operating activities	26.4	(3.9)
Cash flows from investing activities
Capital expenditures	(6.6)	(9.3)
Purchase of railcar assets	—	(28.4)
Net proceeds from sale lease-back transaction	—	30.2
Proceeds from sales of property and equipment	—	0.1
Net cash used in investing activities	(6.6)	(7.4)
Cash flows from financing activities
Debt issuance costs paid to third parties	—	(0.2)
Repurchase and retirement of Pacer common stock	—	(0.1)
Withholding tax paid upon vesting of restricted and performance stock units	(0.3)	(0.1)
Net cash used in financing activities	(0.3)	(0.4)
Net increase (decrease) in cash and cash equivalents	19.5	(11.7)
Cash and cash equivalents at beginning of period	20.2	24.0
Cash and cash equivalents at end of period	$39.7	$12.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. INTERIM FINANCIAL STATEMENTS
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine month periods ended September 30, 2013 and 2012 for Pacer International, Inc. and subsidiaries (referred to in these notes to the condensed consolidated financial statements as "Pacer", "the Company", "we", "us", or, "our") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange Commission ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair statement of the financial condition and results of operations at the dates and for the interim periods presented, have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for any full fiscal year. These unaudited condensed consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report") as filed with the SEC.
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
Reclassification
Certain reclassifications have been made to the 2012 three month and nine month condensed consolidated financial statements in order to conform to the 2013 presentation, including the reclassification of certain expenses from selling, general and administrative expenses to costs of purchased transportation and services and direct operating expenses. The Company also reclassified depreciation and amortization to direct operating expenses and selling, general and administrative expenses. The reclassifications had no impact on previously reported income.

The following table summarizes the specific reclassifications discussed above:

(in millions)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Originally Reported	Reclassification Amount	As Reclassified	Originally Reported	Reclassification Amount	As Reclassified
Cost of purchased transportation and services	$287.7	$3.5	$291.2	$880.6	$10.1	$890.7
Direct operating expenses	23.3	2.7	26.0	68.2	8.2	76.4
Selling, general and administrative expenses	33.5	(3.9)	29.6	103.7	(12.3)	91.4
Depreciation and amortization	2.1	(2.1)	—	5.8	(5.8)	—
Other income	$—	$(0.2)	$(0.2)	$—	$(0.2)	$(0.2)
NOTE 2. BANK BORROWINGS
Pursuant to Accounting Standards Codification ("ASC") 470, any borrowings under our revolving credit agreement dated December 30, 2010, as amended on July 6, 2012 (the "2010 Credit Agreement"), would be classified as long-term debt. At September 30, 2013, no borrowings were outstanding.
The interest rate under the 2010 Credit Agreement was 4.0% per annum as of September 30, 2013. Letter of credit fees are charged monthly at a rate equal to the applicable margin on Eurodollar rate loans.
As of September 30, 2013, $63.8 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.4 million of outstanding letters of credit.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 3. LONG-TERM INCENTIVE PLANS

Stock Options
During the nine month period ended September 30, 2013, the Company granted stock options under the 2012 Omnibus Incentive Plan (the "2012 Plan") to certain key employees and officers. The options vest three years after grant date, have a seven year life, and an exercise price equal to the Company's stock price on the grant date. During the nine month period ended September 30, 2013, the Company granted additional stock options under the 2012 Plan to the Chief Executive Officer. These options have a three year graded vesting schedule after grant date, a seven year life, and various exercise prices ranging from the Company's stock price on the date of grant to $9.00 per share. The fair value of options granted in 2013 was estimated using the Black-Scholes valuation model and the assumptions noted in the following table.

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

The following table summarizes the stock option activity for the nine month period ended September 30, 2013:

	Options	Weighted Average Exercise Price
Balance at December 31, 2012	835,942	$8.85
Granted	1,845,523	5.14
Canceled or expired	(169,752)	7.18
Exercised	—	—
Balance at September 30, 2013	2,511,713	6.24
Options exercisable, at September 30, 2013	179,000	$19.24
The total intrinsic value of stock options exercisable as of September 30, 2013 was $0.1 million. As of September 30, 2013, there was $2.5 million of unrecognized compensation costs related to stock options which are expected to be recognized over a weighted-average period of approximately 2.2 years.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Restricted Stock
The Company has issued time-based restricted stock to the non-management members of the Board of Directors and to certain key employees and officers. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. Restricted stock is valued at the date of grant, based on the closing market price of the Company's common stock, and expensed using the straight-line method over the requisite service period. Restricted stock awarded in the period vests one year from the date of grant. A summary of restricted stock activity for the nine month period ended September 30, 2013 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2012	71,696	$5.59
Granted	76,818	4.30
Vested	(58,446)	5.42
Forfeited	—	—
Nonvested at September 30, 2013	90,068	$4.60
As of September 30, 2013, there was $0.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.4 years.

Performance Stock Units and Restricted Stock Units
During the nine month period ended September 30, 2013, the Company granted performance stock units ("PSUs") under the 2012 Plan that vest based on (i) the percentage of the Company's achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2013, 2014 and 2015 and (ii) the continued employment of the grantee through March 5, 2016. The Company has outstanding PSU's and Restricted Stock Units ("RSUs") granted in prior years. No RSUs were granted during the nine month period ended September 30, 2013.

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

The PSUs are valued at the date of grant, based on the closing market price of the Company's common stock, and expensed ratably over the vesting periods based on the actual and expected financial results of the individual performance periods. Vested Units in the table below include Units that vested under the terms of the applicable award agreement upon the grantee's resignation or voluntary termination. A summary of RSU and PSU award activity for the nine month period ended September 30, 2013 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2012	619,392	343,368	962,760	$5.18
Granted	452,984	—	452,984	4.33
Vested	(168,819)	(58,994)	(227,813)	6.59
Forfeited	(48,873)	(3,103)	(51,976)	4.82
Balance at September 30, 2013	854,684	281,271	1,135,955	$4.58
As of September 30, 2013, there was $2.3 million of total unrecognized compensation costs related to RSUs and PSUs, which are expected to be recognized over a weighted-average period of approximately 2.3 years.
The 2012 Plan will continue in effect until February 6, 2022, unless terminated earlier by the Board. As of September 30, 2013, there were 0.5 million shares available for issuance under the 2012 Plan.

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
We have received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the “DLSE”), that a total of 130 owner-operators had filed claims with the DLSE alleging that they should be classified as employees, as opposed to independent contractors, and seeking reimbursement for their business expenses, including fuel, tractor maintenance and tractor lease payments. 50 of these claims seek a total of approximately $8.0 million from the Company's subsidiaries; the Company has not yet received any information regarding amounts claimed by the other 80 independent contractors. A hearing before the DSLE on the first 7 claims began on July 8, 2013.  This hearing is on-going, and 32 claims are currently set for hearing within the next three months.  The information available to the Company at September 30, 2013 does not indicate that it is probable that a liability had been incurred, and the Company could not reasonably estimate the amount, or range of amounts, of any liability that would be incurred if these claims were resolved against it. Accordingly, the Company has not accrued any liability for these claims in its financial statements as of and for the period ended September 30, 2013.  We believe that these claims are without merit, and we intend to vigorously defend against all of them.
On August 20, 2013 we were served with a complaint styled Manuela Ruelas Mendoza v. Pacer Cartage, California Superior Court, San Diego, Case No. 37-2013-00063453CU-OE-CTL. Ruelas, an independent contractor driver for Pacer Cartage, alleges that she should be considered an employee under the California Labor Code, and seeks pay for meal breaks, rest breaks and overtime, and alleges certain violations of the California Labor Code. Ruelas seeks to maintain the action as a class action on behalf of similarly situated Pacer Cartage contractors. This lawsuit is in the preliminary stages, and no discovery has been conducted. The information available to the Company at September 30, 2013 does not indicate that it is probable that a liability had been incurred, and the Company could not reasonably estimate the amount, or range of amounts, of any liability that would be incurred if these claims were resolved against it. We have removed the case to Federal District Court for the Southern District of California. We believe this action is without merit, and we intend to vigorously defend certification of the class as well as the merits of the claims should the class be certified.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 5. SEGMENT INFORMATION
The following table presents reportable segment information for the three and nine month periods ended September 30, 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Intermodal	$193.3	$291.0	$558.0	$882.7
Logistics	57.0	58.1	163.6	181.0
Inter-segment elimination	(0.3)	(0.2)	(0.9)	(0.6)
Total	250.0	348.9	720.7	1,063.1
Depreciation and amortization
Intermodal	1.6	1.5	4.5	4.0
Logistics	0.3	0.4	1.1	1.2
Corp/Other	0.2	0.2	0.7	0.6
Total	2.1	2.1	6.3	5.8
Income (loss) from operations
Intermodal	11.3	8.7	31.9	26.3
Logistics	(1.7)	(2.3)	(7.3)	(8.0)
Corp/Other	(4.6)	(4.1)	(14.2)	(13.5)
Total	5.0	2.3	10.4	4.8
Capital Expenditures
Intermodal	1.4	2.2	4.5	7.0
Logistics	0.7	0.6	2.0	2.0
Corp/Other	—	0.1	0.1	0.3
Total	$2.1	$2.9	$6.6	$9.3
The "Corp/Other" rows includes corporate amounts (primarily compensation and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed.
For the three month period ended September 30, 2013, the Company had one customer that contributed more than 10% of total consolidated revenues (contributed 10.7% of total revenues). For the three month period ended September 30, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 18.4%, and the other 17.2% of total revenues).
For the nine month period ended September 30, 2013, the Company had one customer that contributed more than 10% of total consolidated revenues (contributed 11.7% of total revenues). For the nine month period ended September 30, 2012, the Company had two customers that contributed more than 10% of total consolidated revenues (one contributed 18.1%, and the other 17.3% of total revenues).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 6. LEASES
The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimum rental commitments under non-cancelable leases for the respective twelve month periods ended September 30 are shown below (in millions):

Operating Leases
2014	$64.6
2015	39.1
2016	23.4
2017	9.9
2018	5.6
Thereafter	8.5
Total minimum payments	$151.1

NOTE 7. EARNINGS PER SHARE
The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net income (basic and diluted)	$2.8	$1.1	$6.0	$2.1
Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	35,325,993	35,087,082	35,270,337	35,064,057
Effect of dilutive securities:
Stock options, restricted stock units and performance stock units	353,426	293,518	288,823	263,966
Denominator for earnings per share-diluted	35,679,419	35,380,600	35,559,160	35,328,023
Earnings per share-basic	$0.08	$0.03	$0.17	$0.06
Earnings per share-diluted	$0.08	$0.03	$0.17	$0.06

Anti-dilutive shares (1)	821,436	821,843	2,057,485	672,996
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
Executive Summary
Our third quarter 2013 results reflect many of the improvements we have made over the last year. We have put considerable effort into optimizing our mix of freight and in reducing our network costs through better management of our empty miles, network flows, and equipment utilization. These improvements were a primary reason for our increases in gross margin and income from operations during the quarter. Our intermodal volumes improved in the third quarter year over year but our revenue decreased slightly (after adjusting for the effects of the new cross border agreement with Union Pacific), which was primarily driven by our mix of services provided. We expect to see the increase in intermodal volumes continue for the remainder of 2013.
As expected under our cross-border agreement with Union Pacific, our intermodal revenues and cost of purchased transportation declined significantly as we no longer collect and pass through rail transportation costs to automotive intermediaries servicing the US-Mexico business. Instead, we now receive a fee from Union Pacific for acting as their network manager for the US-Mexico business. Also as expected, our margin contribution in 2013 from this intermodal automotive business remained consistent with its historical contribution level. This expected margin contribution going forward is primarily dependent on (1) the volume of US-Mexico automotive parts shipments via the network that we manage under the new agreement; (2) the volume of Pacer equipment used via the network that we manage versus rail or other equipment; and (3) the amount of selling, general and administrative costs incurred to run this business. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the agreement decline absent growth in our retail direct US-Mexico business and will also continue to be dependent on the previously mentioned factors.
Our logistics segment, while not yet profitable, yielded an improved gross margin and a reduced loss from operations during the third quarter of 2013 year over year. Logistics revenues decreased slightly during the period but the improved profitability was driven by a more favorable service mix and the effects of initiatives we have undertaken to expand our global footprint and to grow our operations in Asia and in Europe. We also continued the implementation of our new operating system to support the international freight forwarding business with several more locations coming online in the third quarter. We expect these investments will build a stronger foundation for selling our integrated portfolio of services to customers and allow the logistics segment to return to profitability.
We continue to prudently manage selling, general and administrative expenses which decreased $1.8 million in the first nine months of 2013 compared to the 2012 period.

We were debt free at September 30, 2013, and ended the quarter with $39.7 million of cash and cash equivalents and $63.8 million of borrowing capacity. We believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.
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

Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table sets forth our historical financial data by reportable segment for the three months ended September 30, 2013 and 2012 (in millions). Certain reclassifications have been made to the 2012 quarterly operating expenses in order to conform to the 2013 presentation. The reclassifications had no impact on previously reported income. For a summary of the effects of the reclassifications, refer to the table at the end of this section.

	2013	2012	Change	% Change
Revenues
Intermodal	$193.3	$291.0	$(97.7)	(33.6)%
Logistics	57.0	58.1	(1.1)	(1.9)
Inter-segment elimination	(0.3)	(0.2)	(0.1)	N/M
Total	250.0	348.9	(98.9)	(28.3)
Cost of purchased transportation and services
Intermodal	142.8	240.4	(97.6)	(40.6)
Logistics	49.7	51.0	(1.3)	(2.5)
Inter-segment elimination	(0.3)	(0.2)	(0.1)	N/M
Total	192.2	291.2	(99.0)	(34.0)
Direct operating expenses
Intermodal	23.2	26.0	(2.8)	(10.8)
Total	23.2	26.0	(2.8)	(10.8)
Gross margin
Intermodal	27.3	24.6	2.7	11.0
Logistics	7.3	7.1	0.2	2.8
Total	$34.6	$31.7	$2.9	9.1
Gross margin percentage
Intermodal	14.1%	8.5%	5.6%
Logistics	12.8	12.2	0.6
Total	13.8%	9.1%	4.7%
Selling, general & administrative expenses
Intermodal	$16.0	$15.9	$0.1	0.6
Logistics	9.3	9.6	(0.3)	(3.1)
Corporate	4.6	4.1	0.5	12.2
Total	29.9	29.6	0.3	1.0
Other income
Logistics	(0.3)	(0.2)	(0.1)	50.0
Total	(0.3)	(0.2)	(0.1)	50.0
Income (loss) from operations
Intermodal	11.3	8.7	2.6	29.9
Logistics	(1.7)	(2.3)	0.6	26.1
Corporate	(4.6)	(4.1)	(0.5)	(12.2)
Total	5.0	2.3	2.7	N/M
Interest expense	(0.4)	(0.3)	(0.1)	(33.3)%
Income tax expense	(1.8)	(0.9)	(0.9)	N/M
Net income	$2.8	$1.1	$1.7	N/M

Revenues. Revenues decreased by $98.9 million, or 28.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Total intermodal revenues decreased $97.7 million, or 33.6%, in the 2013 period compared to the 2012 period. As expected, the majority of the decrease was due to the new cross border agreement with Union Pacific where we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business ("the pass-through rail transportation costs"). Excluding the pass-through rail transportation costs in 2012, intermodal revenues decreased $1.8 million or 0.9%. Domestic intermodal revenues decreased 0.7% primarily due to a change in the mix of services provided. International intermodal revenues decreased 1.6% driven by a 7.3% decrease in volumes due to constrained capacity of ISO boxes inland due to strong export demand and transloading.
Revenues in our logistics segment decreased $1.1 million, or 1.9%, in the 2013 period compared to the 2012 period. The decline is primarily due to the change in the mix of services provided.
Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $99.0 million, or 34.0%, in the 2013 period compared to the 2012 period.
Total intermodal cost of purchased transportation and services decreased $97.6 million, or 40.6%, in the 2013 period compared to the 2012 period. As expected, the majority of the decrease was due to the new cross border agreement with Union Pacific. Excluding the pass-through rail transportation costs in 2012, intermodal cost of purchased transportation and services decreased $1.7 million or 1.2%. The decrease was driven by the previously mentioned change in domestic service mix and the 7.3% decrease in international intermodal volumes.
Cost of purchased transportation and services in our logistics segment decreased $1.3 million, or 2.5%, in the 2013 period compared to the 2012 period. The decrease was primarily due to the previously mentioned change in service mix.
Direct Operating Expenses. Direct operating expenses decreased $2.8 million, or 10.8%, in the 2013 period compared to the 2012 period, reflecting a decrease in intermodal equipment costs of 14.9% in the 2013 period compared to the 2012 period as a result of lowering equipment maintenance and repair costs and a reduction in equipment lease costs.

Gross Margin. Overall gross margin improved by $2.9 million, or 9.1%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expenses divided by revenues) increased from 9.1% in the 2012 period to 13.8% in the 2013 period.

Intermodal segment gross margin increased by $2.7 million, or 11.0%, and the gross margin percentage for our intermodal segment increased from 8.5% in the 2012 period to 14.1% in the 2013 period. Excluding the pass-through rail transportation costs from 2012 results, the gross margin percentage increased 150 basis points from 12.6% in the 2012 period to 14.1% in the 2013 period. The increase in intermodal gross margin and gross margin percentage was driven by our efforts to pare lower margin freight volumes, better management of our empty miles, an improvement in our big box equipment turns, and the decrease in intermodal equipment costs mentioned above.
Logistics segment gross margin increased $0.2 million, or 2.8%, and the gross margin percentage for our logistics segment increased from 12.2% in the 2012 period to 12.8% in the 2013 period. The increase in the gross margin and gross margin percentage was due to changes in the mix of services provided during the periods.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.3 million, or 1.0%, in the 2013 period compared to the 2012 period. The increase was driven by an increase in labor expense of $0.2 million due to an increase in Company headcount of 4.5%, an increase in incentive compensation of $0.1 million, and a $0.4 million increase in insurance costs driven primarily by a policy audit refund received in the third quarter of 2012, offset by a $0.3 million decrease in legal costs and a $0.3 million decrease in severance expense.
Other Income. Other income increased $0.1 million in the 2013 period compared to the 2012 period. The increase is due to sublease income from a warehouse facility in the Pacific Northwest which began in the third quarter of 2012.
Income (Loss) From Operations. Income from operations increased $2.7 million to $5.0 million in the 2013 period compared to the 2012 period.
Intermodal segment income from operations increased $2.6 million, or 29.9%, in the 2013 period compared to the 2012 period. The increase was due to the increase in the intermodal gross margin of $2.7 million driven by our efforts to pare low margin freight volumes, better management of our empty miles and equipment utilization and the decrease in intermodal equipment costs mentioned above, offset by a $0.1 million increase in segment selling, general and administrative expenses.

The logistics segment incurred a loss from operations of $1.7 million in the 2013 period compared to a loss from operations of $2.3 million in the 2012 period. The decrease in the loss was driven by the $0.2 million increase in the logistics gross margin, an increase in other income of $0.1 million due to new sublease income, and a decrease of $0.3 million in segment selling, general and administrative expenses.
Corporate loss from operations increased $0.5 million from $4.1 million in the 2012 period to $4.6 million in the 2013 period. The increase is driven by the factors described above in selling, general and administrative expenses.
Interest Expense. Interest expense decreased by $0.1 million in the 2013 period compared to the 2012 period primarily due to lower average borrowings in the 2013 period. Interest expense is composed of interest paid on our debt, fees charged on the unused portion of our line of credit and outstanding letters of credit, and the amortization of deferred financing costs. Interest expense decreased because we had no outstanding debt during the three months ended September 30, 2013. The weighted average interest rate was approximately 4.0% in both the 2013 and 2012 periods.
Income Tax Expense. We recorded income tax expense of $1.8 million in the 2013 period compared to $0.9 million in the 2012 period. The effective tax rate was 39.1% in the 2013 period and 45.0% in the 2012 period. The change in the effective tax rate is due to the change in the mix of income among the jurisdictions in which we do business. The Company expects its effective tax rate for the year ended 2013 to approximate 37%.
Net Income and Earnings Per Share. As a result of the foregoing, net income increased $1.7 million from $1.1 million in the 2012 period to $2.8 million in the 2013 period. Earnings per share basic and diluted increased from $0.03 per share in the 2012 period to $0.08 per share in the 2013 period.

Reclassifications of 2012 Quarterly Results to Conform to 2013 Presentation
For the Three Months Ended September 30, 2012
(in millions)

(in millions)	Three Months Ended September 30, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Cost of purchased transportation and services	$287.7	$3.5	$291.2
Direct operating expenses	23.3	2.7	26.0
Selling, general and administrative expenses	33.5	(3.9)	29.6
Depreciation and amortization	2.1	(2.1)	—
Other income	$—	$(0.2)	$(0.2)

	Three Months Ended September 30, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Gross margin
Intermodal	$27.3	$(2.7)	$24.6
Logistics	10.6	(3.5)	7.1
Total	$37.9	$(6.2)	$31.7
Gross margin percentage
Intermodal	9.4%		8.5%
Logistics	18.2		12.2
Total	10.9%		9.1%

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

Reconciliation of GAAP Results to Adjusted Results
For the Three Months Ended September 30, 2013 and 2012
(in millions)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012					Adjusted	% Adjusted
	GAAP	GAAP				Adjusted	Variance	Variance
	Results	Results		Adjustments		Results	2013 vs 2012	2013 vs 2012
Total revenues	$250.0	$348.9		$(95.9)	2/	$253.0	$(3.0)	(1.2)%
Total cost of purchased transportation and services	192.2	291.2	1/	(95.9)	2/	195.3	(3.1)	(1.6)
Total net revenue	$57.8	$57.7		—		$57.7	$0.1	0.2
Total gross margin percentage	13.8%	9.1%	1/			12.5%	1.3%

Intermodal revenues	$193.3	$291.0		(95.9)	2/	$195.1	$(1.8)	(0.9)
Intermodal cost of purchased transportation and services	142.8	240.4	1/	(95.9)	2/	144.5	(1.7)	(1.2)
Intermodal net revenue	$50.5	$50.6		$—		$50.6	$(0.1)	(0.2)%
Intermodal gross margin percentage	14.1%	8.5%	1/			12.6%	1.5%

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

Results of Operations
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table sets forth our historical financial data by reportable segment for the nine months ended September 30, 2013 and 2012 (in millions). Certain reclassifications have been made to the 2012 operating expenses in order to conform to the 2013 presentation. The reclassifications had no impact on previously reported income. For a summary of the effects of the reclassifications, refer to the table at the end of this section.

	2013	2012	Change	% Change
Revenues
Intermodal	$558.0	$882.7	$(324.7)	(36.8)%
Logistics	163.6	181.0	(17.4)	(9.6)
Inter-segment elimination	(0.9)	(0.6)	(0.3)	N/M
Total	720.7	1,063.1	(342.4)	(32.2)
Cost of purchased transportation and services
Intermodal	409.2	732.7	(323.5)	(44.2)
Logistics	143.0	158.6	(15.6)	(9.8)
Inter-segment elimination	(0.9)	(0.6)	(0.3)	N/M
Total	551.3	890.7	(339.4)	(38.1)
Direct operating expenses
Intermodal	70.2	76.4	(6.2)	(8.1)
Total	70.2	76.4	(6.2)	(8.1)
Gross margin
Intermodal	78.6	73.6	5.0	6.8
Logistics	20.6	22.4	(1.8)	(8.0)
Total	$99.2	$96.0	$3.2	3.3
Gross margin percentage
Intermodal	14.1%	8.3%	5.8%
Logistics	12.6	12.4	0.2
Total	13.8%	9.0%	4.8%
Selling, general & administrative expenses
Intermodal	$46.7	$47.3	$(0.6)	(1.3)
Logistics	28.7	30.6	(1.9)	(6.2)
Corporate	14.2	13.5	0.7	5.2
Total	89.6	91.4	(1.8)	(2.0)
Other income
Logistics	(0.8)	(0.2)	(0.6)	N/M
Total	(0.8)	(0.2)	(0.6)	N/M
Income (loss) from operations
Intermodal	31.9	26.3	5.6	21.3
Logistics	(7.3)	(8.0)	0.7	8.8
Corporate	(14.2)	(13.5)	(0.7)	(5.2)
Total	10.4	4.8	5.6	N/M
Interest expense	(0.9)	(1.1)	0.2	18.2%
Income tax expense	(3.5)	(1.6)	(1.9)	N/M
Net income	$6.0	$2.1	$3.9	N/M

Revenues. Revenues decreased by $342.4 million, or 32.2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Total intermodal revenues decreased $324.7 million, or 36.8%, in the 2013 period compared to the 2012 period. As expected, the majority of the decrease was due to the new cross border agreement with Union Pacific where we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business. Excluding the pass-through rail transportation costs in 2012, intermodal revenues decreased $36.8 million or 6.2%. This decline was primarily due to a 6.1% reduction of total intermodal volumes in the 2013 period compared to the 2012 period. Domestic intermodal volumes decreased 0.2% mainly due to our efforts to pare low-margin volumes that we had won in the second quarter of 2012 but later became less profitable due to unexpected rail cost increases. International intermodal volumes decreased 20.3% due to a continued softness in ocean carrier trans-Pacific volumes and the impact of a wholesale drayage customer changing its port of service to a port with on-dock rail service during the second quarter of 2012 resulting in a reduction in drayage needs.
Revenues in our logistics segment decreased $17.4 million, or 9.6%, in the 2013 period compared to the 2012 period. The decline is primarily due to a 15.7% decrease in the volume of our ocean and air shipments attributed to competitive pricing pressures, customer attrition, and a continued softness in the global market.
Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $339.4 million, or 38.1%, in the 2013 period compared to the 2012 period.
Total intermodal cost of purchased transportation and services decreased $323.5 million, or 44.2%, in the 2013 period compared to the 2012 period. As expected, the majority of the decrease was due to the new cross border agreement with Union Pacific. Excluding the pass-through rail transportation costs in 2012, intermodal cost of purchased transportation and services decreased $35.6 million or 8.0%. This decrease was primarily driven by the 6.1% decline in total intermodal volumes, an increased focus on reducing dwell time when utilizing rail-controlled equipment, and a 2.6% decrease in other purchased transportation costs reflecting our increased focus on reducing empty miles in drayage operations.
Cost of purchased transportation and services in our logistics segment decreased $15.6 million, or 9.8%, in the 2013 period compared to the 2012 period. The decrease was due primarily to the 15.7% decrease in volumes for the reasons mentioned above.
Direct Operating Expenses. Direct operating expenses decreased $6.2 million, or 8.1%, in the 2013 period compared to the 2012 period, reflecting a decrease in intermodal equipment costs of 11.6% as a result of lowering equipment maintenance and repair costs and a reduction in equipment lease costs. This decrease was offset by a $0.8 million dispute settlement related to assessments of property taxes on our intermodal equipment.

Gross Margin. Overall gross margin improved by $3.2 million, or 3.3%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 9.0% in the 2012 period to 13.8% in the 2013 period.

Intermodal segment gross margin increased by $5.0 million, or 6.8%, and the gross margin percentage for our intermodal segment increased from 8.3% in the 2012 period to 14.1% in the 2013 period. Excluding the pass-through rail transportation costs from 2012 operating results, the gross margin percentage increased 170 basis points from 12.4% in the 2012 period to 14.1% in the 2013 period. The increase in intermodal gross margin and gross margin percentage was driven by our efforts to pare low margin freight volumes and the decreases in other purchased transportation costs and intermodal equipment costs mentioned above.
Logistics segment gross margin decreased $1.8 million, or 8.0%, and the gross margin percentage for our logistics segment increased from 12.4% in the 2012 period to 12.6% in the 2013 period. The decrease in the gross margin was primarily due to the 15.7% decrease in the volume of ocean and air shipments driven by competitive pressures and the continued softness of the international shipping market, while the gross margin percentage increase was primarily due to a more favorable service mix.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.8 million, or 2.0%, in the 2013 period compared to the 2012 period. The decrease was driven by decreases in labor expenses of $2.2 million due to a reduction in Company headcount of approximately 3%, reduced consulting expenses of $0.6 million, decreased severance expense of $0.7 million and decreases in various other expenses totaling $1.3 million driven by initiatives to reduce general and administrative expenses. These decreases were partially offset by an increase in incentive compensation expense of $1.5 million reflecting the improved operating results and an increase in insurance expense of $1.2 million, the majority of which is due to a policy audit refund received in the third quarter of 2012 and an increase in premiums in the 2013 period compared to the 2012 period.
Other Income. Other income increased $0.6 million in the 2013 period compared to the 2012 period. The increase is due to sublease income from a warehouse facility in the Pacific Northwest which began in the third quarter of 2012.
Income (Loss) From Operations. Income from operations increased $5.6 million from $4.8 million in the 2012 period to $10.4 million in the 2013 period.
Intermodal segment income from operations increased $5.6 million, or 21.3%, in the 2013 period compared to the 2012 period. The increase was due to the increase in the intermodal gross margin of $5.0 million driven by our efforts to pare low margin freight volumes and the decreases in other purchased transportation costs and intermodal equipment costs mentioned above, as well as a decrease of $0.6 million in segment selling, general and administrative costs.
The logistics segment incurred a loss from operations of $7.3 million in the 2013 period compared to a loss from operations of $8.0 million in the 2012 period. The decrease in the loss was due to the $0.6 million increase in other income from the new sublease and a $1.9 million decrease in segment selling, general and administrative expenses, offset by the $1.8 million decrease in logistics gross margin resulting from the decreased volumes mentioned above.
Corporate loss from operations increased $0.7 million, from $13.5 million in the 2012 period to $14.2 million in the 2013 period. The increase in the loss is primarily due to the $0.7 million increase in incentive compensation.
Interest Expense. Interest expense decreased by $0.2 million in the 2013 period compared to the 2012 period primarily due to lower average borrowings in the 2013 period. Interest expense is composed of interest paid on our debt, fees charged on the unused portion of our line of credit and outstanding letters of credit, and the amortization of deferred financing costs. The decrease is due to the average outstanding debt balance decreasing from $3.9 million for the nine months ended September 30, 2012 to less than $0.1 million for the nine months ended September 30, 2013. The weighted average interest rate was approximately 4.0% in both the 2013 and 2012 periods.
Income Tax Expense. We recorded income tax expense of $3.5 million in the 2013 period compared to $1.6 million in the 2012 period. The effective tax rate was 36.8% in the 2013 period and 43.2% in the 2012 period. The change in the effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business. The Company expects its effective tax rate for the year ended 2013 to approximate 37%.
Net Income and Earnings Per Share. As a result of the foregoing, net income increased $3.9 million from $2.1 million in the 2012 period to $6.0 million in the 2013 period. Earnings per share basic and diluted increased from $0.06 per share in the 2012 period to $0.17 per share in the 2013 period.

Reclassifications of 2012 Quarterly Results to Conform to 2013 Presentation
For the Nine Months Ended September 30, 2012
(in millions)

(in millions)	Nine Months Ended September 30, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Cost of purchased transportation and services	$880.6	$10.1	$890.7
Direct operating expenses	68.2	8.2	76.4
Selling, general and administrative expenses	103.7	(12.3)	91.4
Depreciation and amortization	5.8	(5.8)	—
Other income	$—	$(0.2)	$(0.2)

	Nine Months Ended September 30, 2012
	Originally Reported	Reclassification Amount 1/	As Reclassified
Gross margin
Intermodal	$81.8	$(8.2)	$73.6
Logistics	32.5	(10.1)	22.4
Total	$114.3	$(18.3)	$96.0
Gross margin percentage
Intermodal	9.3%		8.3%
Logistics	18.0		12.4
Total	10.8%		9.0%

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

Reconciliation of GAAP Results to Adjusted Results
For the Nine Months Ended September 30, 2013 and 2012
(in millions)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012					Adjusted	% Adjusted
	GAAP	GAAP				Adjusted	Variance	Variance
	Results	Results		Adjustments		Results	2013 vs 2012	2013 vs 2012
Total revenues	$720.7	$1,063.1		$(287.9)	2/	$775.2	$(54.5)	(7.0)%
Total cost of purchased transportation and services	551.3	890.7	1/	(287.9)	2/	602.8	(51.5)	(8.5)
Total net revenue	$169.4	$172.4		—		$172.4	$(3.0)	(1.7)
Total gross margin percentage	13.8%	9.0%	1/			12.4%	1.4%

Intermodal revenues	$558.0	$882.7		(287.9)	2/	$594.8	$(36.8)	(6.2)
Intermodal cost of purchased transportation and services	409.2	732.7	1/	(287.9)	2/	444.8	(35.6)	(8.0)
Intermodal net revenue	$148.8	$150.0		$—		$150.0	$(1.2)	(0.8)%
Intermodal gross margin percentage	14.1%	8.3%	1/			12.4%	1.7%

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

Liquidity and Capital Resources
Cash provided by operating activities was $26.4 million for the nine month period ended September 30, 2013, and cash used in operating activities was $3.9 million for the nine month period ended September 30, 2012. The increase in cash provided by operating activities in the 2013 period compared to the 2012 period was due primarily to the increase in net income in the 2013 period and the implementation of the new cross border agreement with Union Pacific which provided us with more favorable collection terms than we had under our previous wholesale automotive arrangements. The implementation of this agreement also reduced our outstanding payables because we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business.
Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures, to repay debt under our revolving credit facility, and, in the future, would be available to fund any acquisitions we decide to make, repurchase common stock or fund any dividends that we may declare. We had working capital of $64.0 million at September 30, 2013 and $52.2 million at December 31, 2012. The increase is due primarily to the cash generated from operations, offset by capital expenditures during the nine months ended September 30, 2013.
Cash used in investing activities was $6.6 million and $7.4 million for the nine month periods ended September 30, 2013 and 2012, respectively. The 2013 period cash capital expenditures included $5.2 million for information technology systems, $0.7 million for computer hardware and $0.7 million of leasehold improvements and other assets. During the 2012 period, we used $28.4 million to acquire 262 railcars which were sold during the period for $30.2 million in sale-leaseback transactions. The 2012 period cash capital expenditures included $8.3 million for information technology systems, $0.9 million for computer hardware and $0.1 million of leasehold improvements and other assets.

Cash used in financing activities was $0.3 million and $0.4 million for the nine month periods ended September 30, 2013 and 2012, respectively, with the decrease due to $0.2 million of debt issuance costs paid in 2012 relating to the amendment of our revolving credit facility agreement.
As of September 30, 2013, $63.8 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $11.4 million of outstanding letters of credit. There was no debt outstanding at September 30, 2013.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at September 30, 2013.
Based upon the average variable interest rate debt outstanding during the nine months ended September 30, 2013, a 100 basis point change in our variable interest rates would have affected our pre-tax earnings by less than $0.1 million on an annual basis.
As our foreign business expands, we will be subjected to greater foreign currency risk. No derivative financial instruments were outstanding as of September 30, 2013. We do not use financial instruments for trading purposes.
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
Based upon the disclosure controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
On October 23, 2013, the Compensation Committee of our Board of Directors approved the 2014 bonus plan, which is substantially consistent with the 2013 bonus plan. The 2014 bonus plan provides for payment of cash bonuses subject to achievement of financial objectives. The executive officers named in our 2013 proxy statement are eligible to participate in the 2014 bonus plan. Bonuses payable to the named executive officers participating in the 2014 bonus plan are contingent on the Company’s actual fiscal year 2014 consolidated operating income or gross margin for certain lines of business (as such financial measures may be adjusted by the Committee in its discretion for certain items as described in the 2014 bonus plan) falling within specified minimum and maximum targets established by the Committee. Bonuses are capped at 150% of a participant’s bonus opportunity (stated as a percentage of base salary) as established by the Committee. For our named executive officers, the target bonus opportunities are set forth in the following chart:

Name	Targeted Bonus as % of Base Salary
Daniel W. Avramovich	150%
Paul C. Svindland	75%
John J. Hafferty	50%
Michael F. Killea	50%
Robert W. Noonan	40%

We will provide additional information regarding the compensation of our executive officers in our proxy statement for the 2014 annual meeting of shareholders.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date:	October 25, 2013	By:	/s/ Daniel W. Avramovich
Daniel W. Avramovich Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	October 25, 2013	By:	/s/ John J. Hafferty
John J. Hafferty Executive Vice President and Chief Financial Officer (Principal Financial Officer)

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document