Form 10-K
period 2013-12-31
PACER INTERNATIONAL INC
filed 2014-02-26
CIK 1091735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $219,899,544 at June 30, 2013 (based on the NASDAQ National Market closing price on that date). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates. On February 26, 2014, the registrant had 35,388,493 outstanding shares of Common Stock, par value $.01 per share.

Documents Incorporated by Reference—
Portions of the registrant’s definitive Proxy Statement for the 2014 annual meeting of shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, have been incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

Part I.
ITEM 1. BUSINESS
Overview
Pacer International, Inc. and its consolidated subsidiaries ("the Company", "we", "us" and "our") are a leading asset-light transportation and global logistics services provider. Our strategy is to focus on making our customer’s world run smoother. As a leading provider of intermodal transportation services in North America, our intermodal segment represents approximately 77% of our total revenues. As a complement to our intermodal network, we also provide logistics solutions including global freight forwarding, non-vessel-operating common carrier ("NVOCC"), highway brokerage, warehousing and distribution and supply chain management services.
Our competitive advantages include:

•	our ability to seamlessly operate one of the largest intermodal networks in North America;

•	our control and management of one of the largest private intermodal equipment fleets in North America which allows us to allocate capacity to and among our customers for their shipping requirements;

•	our ability to provide competitive rates and economies of scale to our customers;

•	a comprehensive portfolio of transportation and logistics services offered both stand alone and as integrated solutions for our customers;

•	our opportunity to cross-sell services to existing and potential customers;

•	our asset-light model that provides the flexibility to tailor services to our customers’ needs in rapidly changing freight markets;

•	the ability to provide reliable and consistent services;

•	our expertise in cross border intermodal services, in particular Mexico, where we have people, infrastructure and assets and

•	our strong relationships with our underlying transportation asset providers that enable us to obtain scale pricing and the exceptional service delivery required in today’s marketplace.
Proposed Acquisition of Pacer by XPO Logistics
On January 5, 2014, we entered into a definitive agreement and plan of merger pursuant to which XPO Logistics, Inc. ("XPO") will acquire Pacer through a merger of an indirect wholly owned subsidiary of XPO ("Merger Sub") with and into Pacer, with Pacer surviving as an indirect wholly owned subsidiary of XPO. Under the terms of the merger agreement, our shareholders will receive for each share of Pacer common stock they own immediately prior to the merger, a combination of:

•	$6.00 in cash (which we refer to as the "per share cash consideration"); and

•
a fraction of a share of XPO common stock (which we refer to as the "exchange ratio") equal to $3.00 divided by the volume-weighted average closing price of XPO common stock for the ten trading days prior to the closing (which we refer to as the "XPO reference stock price"), with such fraction rounded to the nearest 1/10,000; provided that, if the XPO reference stock price is less than or equal to $23.12, then the exchange ratio will be fixed at 0.1298 of a share of XPO common stock, and if the XPO reference stock price is greater than or equal to $32.94 per share, then the exchange ratio will be fixed at 0.0911 of a share of XPO common stock (which we refer to as the "per share stock consideration," and together with the per share cash consideration, the "merger consideration").

The completion of the merger is subject to customary closing conditions, including approval of the merger by a majority of the outstanding shares of our common stock. Although there can be no assurance, we expect the acquisition to close at the end of the first quarter or the beginning of the second quarter of 2014. XPO intends to finance the cash portion of the consideration in the merger through the issuance of additional shares of XPO common stock.
XPO, a Delaware corporation, together with its subsidiaries, is a leading non-asset provider of transportation logistics services. As of December 31, 2013, XPO operated at 94 locations: 73 company-owned branches and 21 agent-owned offices. XPO offers its services through three business segments. Its freight brokerage segment places shippers’ freight with qualified carriers, primarily trucking companies. Its expedited transportation segment facilitates urgent shipments via independent over-the-road contractors and air charter carriers. Its freight forwarding segment arranges domestic and international shipments using ground, air and ocean transport through a network of agent-owned and company-owned locations.
A special meeting of the shareholders of Pacer (the "Special Meeting") at which shareholders will be asked to, among other matters, approve the merger agreement and merger with XPO is scheduled to occur on March 27, 2014 absent any adjournment thereof. For additional information regarding XPO and the proposed merger, including certain pro forma financial information regarding the combined operations of XPO and Pacer, see Pacer's definitive proxy statement filed with the SEC on February 24, 2014 (the "Pacer Proxy Statement").

Our Service Offerings
We provide our transportation services from two operating segments; the intermodal segment and the logistics segment.
Both of these operating segments are described more fully below. Information about our segments, including revenues, income from operations and geographic information, is included in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
Operations
Intermodal Segment
Our intermodal segment offers full service door-to-door intermodal services to a wide range of customers, which include end-user customers, transportation intermediaries such as intermodal marketing companies ("IMCs") and steamship lines. Intermodal transportation is the movement of freight via trailer or container using two or more modes of transportation which generally include rail and truck segments.
As an intermodal service provider, we provide container capacity, local transportation services (also called local cartage or drayage), on-site operational services and door-to-door shipment management. We contract with railroads to provide the long-haul portion of the shipment of the freight in containers and with trucking companies, including our own trucking operations, for the local pick-up and delivery legs of an intermodal move. As part of our intermodal service solution, we provide customized electronic tracking and analysis of charges and negotiated rail, truck and intermodal rates and determine the optimal transportation routes. We track and monitor shipments in transit, consolidate billing, handle claims for freight loss or damage on behalf of our customers and manage the handling, consolidation and storage of freight throughout the transportation process. Services provided to an individual customer may include one or all of the above components.
Pacer offers north-south US-Mexico intermodal service using its container capacity, chassis fleet, experienced personnel and rail transportation network. As a result of our cross border agreement with Union Pacific (see "Development of Our Company"), effective January 1, 2013, the manner in which we provide wholesale services with respect to US-Mexico automotive parts shipments changed from a direct wholesale provider of such services to transportation intermediaries, earning linehaul revenues and incurring associated purchased transportation costs, to a fee based provider of such services directly to Union Pacific. Under this agreement, we act as Union Pacific's network logistics manager for automotive parts shipments between the US and Mexico and provide rail container and chassis management services to Union Pacific for US-Mexico cross-border automotive parts shipments. While these US-Mexico services are now provided directly to Union Pacific, we continue to offer our north-south US-Mexico intermodal transportation services directly to end-user customers for all types of shipments.
We serve our customers by managing their intermodal moves on our extensive and integrated intermodal network, allocating container capacity and streamlining the paperwork and logistics of an intermodal move.
Through contracts and rate agreements with North American railroads, including Union Pacific, CSX, Kansas City Southern de Mexico ("KCSM"), Ferromex ("FXE"), Norfolk Southern and Canadian National Railroad, we have access to a comprehensive North American rail network serving most major population and commercial centers in the United States, Canada and Mexico. Our rail contracts provide for, among other things, competitive rates, service standards, capacity assurances and the utilization of nationwide terminal facilities.
Our local drayage operations contract with independent trucking owner-operators and maintain interchange agreements with many major steamship lines, railroads and intermodal equipment providers for the interchange and use of equipment supplied by these providers. This network allows Pacer to supply door-to-door transportation across the country for end-user customers, steamship lines and transportation intermediaries. Currently, approximately 875 owner-operator trucks are under contract with our local drayage subsidiaries to haul freight for customers.
We manage one of the largest private fleets of intermodal equipment in North America. We maintain fleets of double-stack railcars, containers and chassis, substantially all of which are leased. As of December 31, 2013, our equipment fleet consisted of 1,581 double-stack railcars, 17,817 containers and 13,910 chassis (steel frames with rubber tires used to transport containers over the road). In addition, through arrangements with shipping companies, we provide customers with access to a large fleet of smaller International Standards Organization ("ISO") international containers, allowing us to provide additional transportation capacity using these containers as they are being repositioned from destinations within North America back to the port areas. Our fleet, combined with ocean shipping companies’ ISO containers, makes us an important provider of capacity in all container sizes.

The size of our leased and owned equipment fleet (including our access to the ISO containers), the frequent departures available to us through our rail contracts and the geographic coverage of our rail network provide our customers with single-company control over their transportation requirements, which we believe gives us an advantage in attaining, at a competitive price, the responsiveness and reliability required by our customers. Our expertise in Mexico cross-border intermodal services where we have dedicated personnel, infrastructure and equipment resources is another of our competitive advantages. Our information technology systems enable us to continuously track containers, chassis and railcars throughout our transportation network. Through our equipment fleet and arrangements with rail carriers, we can control the equipment used in our intermodal operations and employ full-time personnel on-site at many terminals to ensure close coordination of the services provided at these facilities. Our dedicated fleet and our access to railroad equipment, as well as our ability to balance our equipment flows by selling to third party intermodal marketing companies and highway brokerage companies, allows us to increase our equipment utilization.
We operate the intermodal segment from regional service centers in Dublin, OH; Los Angeles, CA; Jacksonville, FL; Rutherford, NJ and Laredo, TX and from local trucking facilities in 31 cities, as well as from rail terminals and container yards throughout our rail network.

Logistics Segment
Our logistics segment consists of various services including: highway brokerage, supply chain management, international freight forwarding, non-vessel-operating common carrier ("NVOCC") and warehousing and distribution services to a wide variety of end-user customers.
Highway Brokerage
We arrange the movement of freight in containers or trailers by truck using a nationwide network of more than 6,000 highway carriers. By utilizing our aggregate volumes to negotiate rates, we are able to provide quality service at attractive prices. We provide highway brokerage services throughout North America through our customer service centers in Dublin, OH and Rutherford, NJ and our network of independent agents and agencies. We manage all aspects of these services for our customers, including selecting carriers, negotiating rates, tracking shipments, billing and resolving disputes.
International Freight Forwarding and NVOCC Services
As an international freight forwarder, we provide freight forwarding and customs brokerage services that involve transportation of freight into or out of the United States and between foreign countries. As a NVOCC, we provide international shipping for our customers and connect them with the range of services necessary to run a global business. We also provide airfreight forwarding services as an indirect air carrier. Our international product offerings serve more than 2,600 clients internationally through our offices in Lake Success, NY; Norfolk, VA; Chicago, IL; Seattle, WA; San Francisco, Long Beach and Concord, CA; Miami, FL; Phoenix, AZ; Chelsea, MA; Houston, TX; Atlanta, GA; Cincinnati and Dublin, OH and regional offices in Hamburg and Berlin, Germany; London, United Kingdom; Hong Kong, Shenzhen, Canton, Qingdao, Ningbo and Shanghai, China; Singapore and approximately 180 independent agents worldwide.
As a NVOCC, we transport our customers’ freight by contracting with the actual vessel operator to obtain transportation for a fixed number of containers between various points during a specified time period at an agreed wholesale discounted volume rate. We are able to charge customers rates lower than the rates they could obtain directly from actual vessel operators for similar type shipments. We consolidate the freight bound for a particular destination from a common shipping point, prepare all required shipping documents, arrange for any inland transportation, deliver the freight to the vessel operator and arrange transportation to the final destination. At the destination port, acting directly or through our agent, we deliver the freight to the receivers of the goods, which may include customs clearance and inland freight transportation to the final destination. Our contracts with ocean carriers require us to pay a small liquidated damage amount for each committed container that we do not ship during the relevant contract period. The aggregate amount of damages that we have been required to pay in the past has not been material and we do not expect such contract terms to have a material adverse effect on our operating results in the future.
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

Warehousing and Distribution
We provide warehousing and distribution services primarily servicing the needs of importers looking to move their goods, either directly to a retailer or to an inland distribution point. We operate multiple facilities in the Los Angeles area that comprise approximately 500,000 square feet. All of these facilities are located within 18 miles of the Southern California ports, making possible a timely and efficient flow of ocean containers to and from warehouses. The warehouse and distribution unit has 31 independent owner operators with "clean" trucks that comply with the emission standards of the Southern California ports and rail yards, and the California Air Resources Board ("CARB"). To help customers reduce their import costs, we have extended the hours of operation of our harbor trucking fleet to take maximum advantage of the program implemented by the Ports of Los Angeles and Long Beach to encourage the movement of cargo at night and on weekends to reduce truck traffic during peak daytime hours. In 2011 and 2012, we expanded our operations to include a 400,000 square foot facility in Sumner, WA to support customers using the ports of Tacoma and Seattle. We currently sublease 140,000 square feet of this facility.
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
We implemented a new operating system for our international freight forwarding and NVOCC business in 2013. Capital expenditures for this system project were $1.6 million in 2013 and $2.2 million in 2012.
We continue to improve our overall technology platform to better serve our customers and communicate with key vendors and improve our ability to meet our customers’ future intermodal and logistics needs.
Customers
We provide transportation and logistics services to many Fortune 500 and multi-national companies as well as to numerous other shippers and transportation intermediaries. Approximately 21% of our 2013 total revenues across all lines of business were related to the automotive industry.
Within the intermodal segment, we generally refer to the "wholesale" and "retail" lines of business. The wholesale lines of business primarily involve ramp-to-ramp intermodal services, such as (1) ocean carrier services, or "OCS," which involves moving freight in ISO containers (20-ft, 40-ft and 45-ft containers) and may be referred to as "small box" business; (2) the repositioning of empty containers with domestic westbound (backhaul) loads for certain shipping companies and (3) automotive, which involves shipments tendered by intermediaries arranging transportation for automotive manufacturers and parts suppliers, the majority of which shipments move north-south between the United States and Mexico, as well as the network management services we provide under our cross border agreement with Union Pacific. For the "retail" line of business, we provide door-to-door intermodal service primarily to end user customers and other beneficial cargo owners, such as manufacturers, consumer products companies and major retailers.

As a result of our cross border agreement with Union Pacific, the nature of our wholesale automotive customer base with respect to our US-Mexico automotive parts shipments changed in 2013 and will continue to change. Historically, we provided our wholesale intermodal services to transportation intermediaries servicing the major US automobile manufacturers and parts suppliers. Effective January 1, 2013, we no longer contract directly with these customers for this wholesale business. Instead we became the network logistics manager for Union Pacific and provide Union Pacific with intermodal equipment capacity. We will continue to offer our north-south US Mexico intermodal transportation services directly to end user customers for all types of shipments.
One customer contributed more than 10% of total consolidated revenues for the year ended December 31, 2013, contributing 10.7%. Two customers contributed more than 10% of total consolidated revenues for the year ended December 31, 2012, each individually contributing 18.6% and 17.3%. Two customers contributed more than 10% of total consolidated revenues for the year ended December 31, 2011, each individually contributing 15.3% and 15.1%.
Sales and Marketing
As of December 31, 2013, we had over 150 direct sales and customer service representatives in our intermodal and logistics segments that sell and support our portfolio of services to a diverse customer base which includes beneficial cargo owners, steamship lines, truckload carriers, truck brokers, freight forwarders and other third party transportation service providers such as intermodal marketing companies, third-party logistics companies and shippers’ agents.
Our sales representatives are directly responsible for managing our business relationships with our customers. They seek to expand our business base by cross-selling our portfolio of services to our current and future customers. They also collaborate with our customer service groups in an effort to provide problem-solving, cargo tracking services, reporting and the efficient processing of customer orders and inquiries. The domestic direct sales force is also supplemented with approximately 15 domestic sales agents and agencies.
In addition to our direct domestic sales force, we also have an extensive network of sales and customer service representatives for our international NVOCC and freight forwarding business located in fourteen offices in North America and regional offices in Hamburg and Berlin, Germany; London, United Kingdom; Hong Kong, Canton, Shenzhen, Qingdao, Ningbo and Shanghai, China; and Singapore, along with approximately 180 agents worldwide.
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
In June 2002, we completed our initial public offering of common stock and used the net proceeds to repay a significant portion of our outstanding long-term debt. In 2003, we redeemed $150 million principal amount of 11.75% senior subordinated notes originally issued in connection with our May 1999 recapitalization. In August 2003, we completed an underwritten secondary offering of common stock on behalf of a number of selling stockholders. Pursuant to a "shelf" registration statement filed in January 2004, in April and November 2004 all shares held by the remaining pre-initial public offering shareholders were sold to the public. No new shares were issued and we received no proceeds from these offerings. There are currently no arrangements in place for the Company to issue any additional securities.

In August 2009, we sold certain assets of Pacer Transport, Inc., S&H Transport, Inc. and S&H Leasing, Inc., which comprised our former truck services unit, to subsidiaries of Universal Truckload Services, Inc. ("UTSI"). In connection with the sale, subsidiaries of UTSI assumed the real property leases and equipment leases for tractors and trailers used by the former truck services unit, as well as certain customer, agent and other agreements. As a result of this transaction, we no longer directly provide flatbed and specialized heavy-haul trucking services to our customers. We now arrange for these services through our highway brokerage operation.
In November 2009, we entered into new arrangements with Union Pacific that provided for the rates and charges for domestic big box shipments payable by us to Union Pacific for transportation on the Union Pacific network to adjust gradually over a two-year period to "market" levels and continue on competitive terms after October 11, 2011, the expiration date of our legacy agreement with Union Pacific. We also entered into a fleet sharing arrangement with Union Pacific that allowed Union Pacific customers access to our equipment fleet, granted us expanded access to Union Pacific’s equipment fleet and made Union Pacific responsible for the operational management and control of our chassis on the Union Pacific network. The arrangements also contain mechanisms that allow us to adjust the size of our fleet up or down in the future to address estimated changes in our equipment needs. The November 2009 commercial agreement has a multi-year term and thereafter automatically renews for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. As a result of these arrangements, substantially all of the east-west big-box business that we had historically handled on behalf of intermodal marketing companies had transitioned away from us by the end of the first quarter of 2010.
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
On October 19, 2012, we entered into a multi-year agreement with Union Pacific to arrange, manage and provide wholesale intermodal transportation services for automotive parts shipments between the United States and Mexico. This agreement changed the nature of our participation in this business. Previously, we contracted for rail transportation from multiple rail carriers and combined that with our equipment and network logistics management services to intermediaries. Under this agreement, effective January 1, 2013, we no longer collect and pass through the rail transportation costs to automotive parts intermediaries servicing this US-Mexico business, but act as Union Pacific's manager for cross-border shipments and provide rail container and chassis management services for Union Pacific in Mexico. We are compensated on a fee basis for such services and the use of our equipment. Accordingly, beginning January 1, 2013, for US-Mexico automotive parts shipments, our financial results no longer include the revenue and costs associated with the purchased rail transportation. Additionally, as part of this agreement, we pursue these shipments as a retail provider of intermodal services.
On January 5, 2014, we entered into a definitive agreement and plan of merger pursuant to which XPO will acquire Pacer through a merger of an indirect wholly owned subsidiary of XPO with Pacer surviving as an indirect wholly owned subsidiary of XPO. The completion of the merger is subject to customary closing conditions, including approval of the merger by a majority of the outstanding shares of our common stock. Although there can be no assurance, we expect the acquisition to close at the end of the first quarter or the beginning of the second quarter of 2014.
Suppliers
Railroads
We have contracts and other operating arrangements with most of the major North American railroads, including Union Pacific, CSX, KCSM, FXE, Norfolk Southern and Canadian National Railroad. We maintain close working relationships with most of the major railroads in the United States and will continue to focus our efforts on strengthening these relationships and building new relationships. Collectively, rail contracts and short-term commercial arrangements with Union Pacific and CSX represent the majority of our intermodal segment’s cost of purchased transportation. Our rail transportation rates are market driven and are established on a per container basis. Based on our customer requirements, we sometimes negotiate with the railroads for rates that are route and customer specific. Our rail contracts and arrangements generally require the rail carriers to perform point-to-point linehaul transportation across their rail networks and terminal services related to loading and unloading of containers, equipment movement and general administration and to provide terminal access. The terms of our rail contracts and arrangements, including rates, are generally subject to adjustment or renegotiation throughout the term of the contract or arrangement, based on factors such as prevailing market conditions and changes in the rail carriers’ costs to provide rail service.

Independent Contractors
Our strategy is to provide the local trucking portions of an intermodal move through our own trucking operations, which gives us greater control over the movement, increases the margins retained by us and elevates the quality of service to the customer. In our local trucking operations, we rely on the services of independent owner-operators who supply tractors and drivers for us. Substantially all of our truck equipment and drivers are provided by independent contractors. Our relationships with independent contractors allow us to provide customers with local trucking services without the need to commit capital to acquire and maintain a large trucking fleet. Our agreements with independent trucking contractors are generally terminable by either party on short notice, but the majority of these contractors and agents choose to maintain their contracts with us over the long term.
Local Trucking Companies
To support our intermodal operations, we have established a good working relationship with a large network of local truckers in many major urban centers throughout the United States. The quality of these relationships helps ensure reliable pickups and deliveries, which is a major differentiating factor among IMCs. To the extent that we do not perform the local transportation services through our own trucking operations, our strategy has been to concentrate business with a select group of local truckers in a particular urban area, which increases our economic value to the local truckers and in turn raises the quality of service that we receive from them.
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
Our intermodal equipment fleet consists of double-stack railcars, containers and chassis that are owned or subject to short and long-term leases. As of December 31, 2013, we leased approximately 100% of our containers, approximately 97% of our chassis and approximately 87% of our double-stack railcars.
Under our equipment arrangements, Union Pacific assumes owner’s maintenance and repair responsibilities for our 53-foot equipment fleet, and the Company remains responsible for damages and repairs incurred during usage. During the fourth quarter of 2010, we assigned and Union Pacific assumed all of our future lease obligations for the majority of 53-foot, 110-inch containers leased from third party equipment lessors, and we entered into an equipment lease agreement with Union Pacific under which we lease 53-foot, 110-inch Pacer-branded intermodal containers from Union Pacific to support our domestic intermodal traffic. Under these arrangements, we retain operating control over the containers leased from Union Pacific necessary to support our business and have the ability to adjust the size of our fleet up or down in the future to address estimated changes in our equipment needs, and Union Pacific supplies chassis necessary to support our business. Since the beginning of 2010, substantial portions of our chassis have been under the operational management and control of Union Pacific pursuant to the November 2009 arrangements between Pacer and Union Pacific. During the first half of 2011, we assigned and Union Pacific assumed the Company’s future lease obligations for those 53-foot chassis leased from third party equipment lessors used on the Union Pacific network. Under the cross border agreement, Union Pacific agreed to assume leases for any excess chassis and containers that Pacer no longer needs to service US-Mexico shipments.

All of our railcar equipment is associated with revenue generating arrangements. Our railcar fleet consists of "free running" railcars operating under the publicly reported "BRAN" mark. These railcars are in general service with railroads throughout North America to haul not only our own intermodal containers but also those of the railroads and their other customers. Under this system, our railcars are freely interchanged from one rail carrier to another throughout the North American rail system. To use our railcars, the rail carrier pays us a fee. The actual rate payable is determined under our bilateral rate agreement with the railroad, or in the case of a railroad with which we have no rate agreement, under our schedule of rates maintained in the Car Hire Accounting Rate Master (CHARM) administered by Railinc in association with the Association of American Railroads. We are responsible for the costs of operating our railcars. As agreed under the November 2009 arrangements with Union Pacific, the rates payable by Union Pacific for use of our owned and leased railcars have been adjusted on average downward to car hire rates payable for similar TTX railcars. These rates became effective on December 1, 2011.
As of December 31, 2013, our container, chassis and railcar fleet consisted of the following:

	Owned	Leased	Total
Containers
48’ Containers	3	—	3
53’ Containers	3	17,811	17,814
Total	6	17,811	17,817
Chassis
20’ and 40’	—	201	201
48’	19	528	547
53’	354	12,808	13,162
Total	373	13,537	13,910
Railcars	199	1,382	1,581
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
We also maintain insurance for commercial automobile liability, truckers’ commercial automobile liability, non-trucking commercial automobile liability, commercial general liability, employers’ liability and umbrella and excess umbrella liability, with coverage limits and subject to self-insured retention levels that we believe are reasonable given the varying historical frequency, severity and timing of claims.

Relationship with APL Limited
We are a party to a long-term agreement with APL Limited and affiliates that was amended and restated in 2013. Many of APL Limited’s shipments in the United States are transported by rail from ports on the West Coast to population centers in the Midwest and Northeast. Our agreement with APL provides us with a minimum fixed number of empty APL containers to place into domestic intermodal freight service originating predominantly in eastern and mid-western production centers to consumption centers on the West Coast thereby repositioning APL’s ISO equipment to their respective return ports. To the extent we are able to fill these empty containers with the westbound freight of other customers, we receive compensation from both APL for our repositioning service to move these container back to the port locations where they are needed and from the other customers for the shipment of their freight.
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
Competition
The intermodal and logistics industries in which we operate are highly competitive. We believe that the most important competitive factors in the industries are freight rates, quality of service (such as damage-free shipments, on-time delivery and consistent transit times), consistent availability of capacity, reliable pickup and delivery, scope of operations and information technology capabilities. Our intermodal business competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers-on-flatcars and containerized intermodal rail services offered directly by railroads and other intermodal services providers. Our logistics business competes primarily against other domestic non-asset-based transportation and logistics companies, asset-based transportation and logistics companies, third-party freight brokers, freight forwarders and private shipping departments. We also compete with transportation services companies for the services of independent commissioned agents and with trucklines for the services of independent contractors and drivers. Our major competitors include J.B. Hunt Transport, Schneider National, the Hub Group, C.H. Robinson and numerous other non-asset based IMCs. Some of these competitors have significantly larger operations, revenues and resources than we have.
Employees
As of December 31, 2013, we had approximately 940 employees. None of our employees are represented by unions, and we generally consider our relationships with our employees to be satisfactory.
Government Regulation
Regulation of our Trucking and Intermodal Operations
Our highway brokerage operations are licensed by the U.S. Department of Transportation, or "DOT," as a national freight broker in arranging for the transportation of general commodities by motor vehicle. Our local cartage operations are subject to DOT regulations, including requirements to minimum insurance coverages, as well as compliance with hours of service reporting, driver qualification processes, accident reporting, vehicle inspections and other safety related regulations. As a licensed intermodal chassis provider, we are also required to register and file with the Federal Motor Carrier Safety Administration an Intermodal Equipment Provider Report and maintain a systematic inspection, repair and maintenance program on our chassis and documentation of the program. We are also responsible for compliance with these federal regulations for our leased and owned chassis other than those supplied by Union Pacific. Other sourcing and distribution activities may be subject to various federal and state food and drug statutes and regulations. Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, we continue to be subject to a variety of state vehicle registration and licensing requirements. Pacer and the carriers upon which it relies are also subject to various federal and state safety and environmental regulations.

Our operations serving ports and rail yards are subject to various regulatory initiatives such as the Ports of Los Angeles and Long Beach clean truck program, CARB drayage truck regulation and the Port of Oakland truck ban. The Ports of Los Angeles and Long Beach clean truck program bans pre-1989 trucks from the ports, imposes fees on shipments handled with trucks that do not meet 2007 emission standards and requires trucking companies to comply with a variety of requirements to remain eligible for port access. Similarly, CARB regulations, require drayage trucks that operate within 80 miles of California’s ports and rail yards to meet emission standards and ban trucks with model year 1993 and older engines from entering ports and rail yards. The Port of Oakland's strict dirty truck ban goes beyond the CARB regulations (which assess fines for operating a non-compliant truck) by establishing a turn-away requirement for non-compliant trucks at the port. We have implemented programs to source truck capacity from independent owner operators that meet these emissions requirements.
Regulation of Our International Freight Forwarding Operations
Our subsidiaries maintain licenses issued by the U.S. Federal Maritime Commission as an ocean transportation intermediary. These licenses govern both our operations as an ocean freight forwarder and as a NVOCC. The Federal Maritime Commission has established qualifications for ocean transportation intermediaries, including surety bond requirements. The Federal Maritime Commission also is responsible for the regulation and oversight of non-vessel operating common carriers that contract for space with vessel operating carriers and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating and/or terminating in the United States. NVOCCs are required to publish and maintain tariffs that establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce these regulations by commencing enforcement proceedings seeking the assessment of penalties for violation of these regulations. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. Our management believes that we are in substantial compliance with all applicable regulations and licensing requirements in all countries in which we transact business.
One of our subsidiaries is also licensed as a customs broker by the U.S. Customs and Border Protection Service of the Department of Treasury in each United States customs district in which it does business. All United States customs brokers are required to maintain prescribed records and are subject to periodic audits by the Customs Service. In other jurisdictions in which we perform customs brokerage services, our operations are licensed, where necessary, by the appropriate governmental authority. Our management believes Pacer is in substantial compliance with these requirements.
Environmental
Our facilities and operations are subject to federal, state and local environmental, hazardous materials transportation and occupational health and safety requirements, including those relating to the handling, labeling, shipping and transportation of hazardous materials, discharges of substances into the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In particular, a number of our facilities have underground and above-ground storage tanks for diesel fuel and other petroleum products. These facilities are subject to requirements regarding the storage of such products and the clean-up of any leaks or spills. We could also have liability as a responsible party for costs to clean-up contamination at off-site locations where we have sent, or arranged for the transport of, wastes. We have not received any notices that we are potentially responsible for material clean-up costs at any off-site waste disposal location. We do not currently anticipate any material adverse effect on our capital expenditures, consolidated results of operations or competitive position as a result of our efforts to comply with environmental requirements, nor do we believe that we have any material environmental liabilities. We also do not expect to incur material capital expenditures for environmental controls in 2014. However, future changes in environmental regulations or liabilities from newly discovered environmental conditions could have a material adverse effect on our business, competitive position, results of operations, financial condition or cash flows.
Seasonality
Our revenues generally show a seasonal pattern with a peak season for intermodal shipments in the third quarter to meet holiday demand for consumer goods and a reduction in shipments during the winter months. In addition, the auto companies that use our transportation services generally shut down their assembly plants for a few weeks during the summer months and a week in December.

Available Information
We file or furnish with or to the Securities and Exchange Commission ("SEC") our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to shareholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.pacer.com as soon as reasonably practical after we electronically file or furnish such material with or to the SEC. Information contained on our website is not part of this Annual Report on Form 10-K or of any registration statement that incorporates this Annual Report on Form 10-K by reference.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
Adverse U.S. and global economic conditions may harm our business and results of operations.
Our business and operating results have been, and will continue to be, affected by domestic and global economic conditions. Economic recession, international financial market uncertainty, fluctuations in fuel and energy prices, inflation, foreign currency exchange rate fluctuations, consumer consumption and global trade flows are some of the factors which affect demand for transportation services.
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
The transportation services industry is highly competitive. Our logistics segment competes primarily against other domestic asset-based and non-asset based transportation and logistics companies, third-party freight brokers, shipping departments of our customers and other freight forwarders. Our intermodal segment competes primarily with over-the-road full truckload carriers, conventional intermodal movement of trailers on flat cars and containerized intermodal rail services offered by railroads and other intermodal service providers. We also face competition from Internet-based freight exchanges, or electronic bid environments, that provide an online marketplace for buying and selling supply chain services. Some of our competitors have substantially greater financial, marketing and other resources than we do, which may allow them to better withstand an economic downturn, reduce their prices more easily or expand or enhance the marketing of their products. In addition, customers are more frequently soliciting competitive bids for transportation services. Historically, competition has created downward pressure on freight rates. Downward pressure on pricing could adversely affect the yields of our transportation services.
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
We are dependent upon the availability of rail, truck and ocean transportation services and transportation equipment such as chassis and containers provided by independent third parties, including Union Pacific as described below to supplement our controlled equipment capacity. The industry has experienced equipment and capacity shortages in the past, particularly during peak shipping seasons. Steamship lines and airfreight providers have experienced limited space and international container shortages in the past. If we cannot secure sufficient transportation equipment, capacity or services from these third parties to meet our customers’ needs and schedules, we would not be able to meet our customers’ needs for transportation and logistics services, which could materially adversely affect our business, consolidated results of operations and financial condition.

Network changes, lane closures, carrier consolidation and other reductions or deterioration in rail services could increase costs, decrease demand for our intermodal services and adversely affect our operating results.
Most of the intermodal transportation services we provide depend on the major railroads in the United States and Mexico which in many markets is limited to a few railroads or even a single railroad. As a result, any reduction, suspension or elimination of rail service to a particular market may limit our ability to serve some of our customers. Furthermore, reductions in service by the railroads are likely to increase the cost of the rail-based services that we provide and potentially reduce the reliability, timeliness and overall attractiveness of our intermodal product. Increases in the cost of rail service reduce some of the advantages of intermodal transportation compared to truck and other transportation modes which may reduce demand for our intermodal services. Rail consolidations in the past have caused service disruptions and would further reduce service choices and bargaining power for rail customers. Further consolidation among railroads might adversely affect intermodal transportation and our results of operations.
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
The cross-border agreement with Union Pacific has reduced our revenues and may adversely affect our operating income over time.
In October 2012, we entered into a multi-year agreement with Union Pacific to arrange, manage and provide wholesale intermodal services for automotive parts shipments between the United States and Mexico. This agreement changed the nature of our participation in this business. Previously, we contracted for rail transportation from multiple rail carriers and combined that with our equipment and network logistics management services to intermediaries. Under this agreement, effective January 1, 2013, we no longer collect and pass through the rail transportation costs to automotive parts intermediaries servicing this US-Mexico business, but act as Union Pacific's manager for cross-border shipments and provide rail container and chassis management services for Union Pacific in Mexico. We are compensated on a fee basis for such services and the use of our equipment.
The implementation of this agreement on January 1, 2013, resulted in a significant reduction in our gross revenue throughout 2013 that we historically earned from the US-Mexico wholesale intermodal automotive business and a corresponding reduction in the cost of purchased transportation and services. However, our margin contribution from this business in 2013 remained materially consistent with its historical contribution level. The margin contribution from this business in 2013 was, and in future years will be, primarily dependent on (1) the volume of US-Mexico automotive parts shipments via the network that we manage under the agreement; (2) the volume of Pacer equipment used via the network that we manage versus rail or other equipment; and (3) the amount of selling, general and administrative costs incurred to run this business. Over the remaining term of the agreement, our revenue and margin for the services and equipment provided under the agreement decline absent growth in our retail direct US-Mexico business and will also continue to be dependent on the previously mentioned factors. If there are unfavorable changes in any of the aforementioned factors, our revenues, as well as our results of operations and cash flows, could be adversely affected.

Our business may be affected by any adverse change to relationships with railroad service providers upon the expiration or renewal of such contracts.
Our rail contracts, which have varied expiration dates, contain specific contract rates and other negotiated provisions that enable us to provide competitive transportation rates and services to our customers. Our loss of one or more of these rail contracts, or failure to enter into renewal or replacement contracts with comparably favorable terms upon expiration of the current contracts could materially adversely affect our business, results of operations and cash flows. While we expect to be able to continue to obtain competitive terms and conditions from our railroad vendors, no assurance can be given that such terms and conditions will be comparable to those in our current rail contracts.
We are dependent on the automotive industry which has experienced significant declines as a result of economic cycles.
Across all lines of business, including US domestic retail intermodal, US-Mexico retail intermodal and US-Mexico wholesale intermodal, approximately 21% of our revenues in 2013, 40% in 2012 and 33% in 2011 were from customers in the automotive industry. If the business of North American automobile manufacturers and suppliers deteriorates, our revenues, as well as our results of operations and cash flows, would be adversely affected.

Our transportation suppliers could provide preferences to their own internal competing operations and to others, which would decrease our profitability.
Our operations compete in some cases with the intermodal service and equipment offerings of our rail transportation providers as well as with other transportation service providers. For example, CSX and Union Pacific, two of our primary rail transportation providers, offer transcontinental and other long-haul intermodal transportation services and equipment capacity that compete with our intermodal operations. If our rail transportation providers offer preferences and container capacity to their internal service offerings or to other customers, these preferences, such as lower rates, more access to capacity or faster terminal services, could have a material adverse effect on the profitability of our operations and on our ability to continue to provide efficient intermodal services to our customers.
Difficulty attracting and retaining independent contractors and third-party drayage capacity could adversely affect our consolidated results of operations.
We rely on the services of independent contractors and third party motor carriers to provide drayage services. We also rely on a fleet of vehicles which are owned and operated by independent trucking contractors to transport customers’ goods by truck. Although we believe our relationships with our independent contractors are strong, contracts with independent contractors are, in most cases, terminable upon short notice by either party and we may have difficulty replacing our independent contractors with equally qualified service providers. We compete with transportation service companies and trucking companies for the services of independent contractors and drivers. The pool of contractors and drivers is limited and shortages of independent trucking operators have occurred from time to time. Therefore competition from other transportation service companies and trucking companies for such services can require us to incur additional advertising and recruiting costs and to increase the rates and charges payable to contractors and drivers for their services. If we are unable to attract or retain independent contractors as needed or are required to increase the amount paid for their services, our consolidated results of operations could be adversely affected.
Our international operations subject us to various operational and financial risks which could adversely affect our business.
The services we provide outside of the United States subject us to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax policies, difficulties in managing or overseeing foreign operations and agents, different liability standards, required compliance with anti-corruption and anti-bribery laws in the jurisdictions in which we operate including the Foreign Corrupt Practices Act and the U.K. Bribery Act, and intellectual property laws of countries which do not protect our rights in our intellectual property, including but not limited to, our proprietary information systems, to the same extent as the laws of the United States. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region. As we expand our business in foreign countries, we will also be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.

Work stoppages, weather related issues or other disruptions beyond our transportation providers’ control could adversely affect our operating results.
Transportation services are provided through a network of rail and trucking transportation providers. Hurricanes, flooding and other severe weather conditions can cause a disruption in service that can affect the flow of traffic over the entire network. In addition, our business can be adversely affected by labor disputes between the railroads and their union employees, seaport strikes and labor renegotiations, foreign labor market disruptions or by a work stoppage at railroads or local trucking companies servicing rail terminals, including work disruptions involving owner operators under contract with our local trucking operations. These network disruptions result in terminal embargoes, disruption to equipment and freight flows, depressed volumes and revenues, increased costs and other negative effects on our operations and financial results particularly if they have a material effect on major railroad interchange facilities or areas through which significant amounts of our rail shipments pass. Other disruptions, such as those due to an act of terrorism or war, can adversely affect our operating income and cash flows in both our intermodal and logistics business.
Rapid changes in fuel costs and disconnects between customer and carrier fuel cost recovery methodologies could impact our profitability.
Fuel costs can be volatile and rapid changes in fuel costs and variations in fuel surcharge recovery methodologies that do not allow us to fully recover fuel-related costs from customers could have a material adverse effect on our operations or future profitability. Timing differences between fuel surcharges incurred and fuel surcharges billed to our customers as well as differences between formulas used to calculate fuel surcharges payable to carriers and contractors and receivable from customers can result in a positive or negative impact. As of December 31, 2013, we had no derivative financial instruments to reduce our exposure to fuel-price fluctuations.
Insurance costs and claims expenses could adversely affect our earnings.
Our business is exposed to various casualty and liability risks, including claims related to property damage, personal injury, cargo loss/damage and workers’ compensation. We carry insurance to minimize this exposure. Insurance costs have varied over the past five years, reflecting the level of our operations, the insurance environment for our industry, our claim experience and our self-retained (deductible) levels.
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
In 2013, our 10 largest customers accounted for approximately 35% of our revenues. The loss of one or more of our major customers or a significant change in their shipping patterns could have a material adverse effect on our revenues, business and prospects.
We operate in a regulated industry and failure to comply or increased costs of compliance with existing or future regulations could have a material adverse effect on our business.
The transportation industry is subject to legislative and regulatory changes that can affect its economics. Our trucking and intermodal equipment operations and those of the trucking companies and independent contractors whom we engage are subject to regulation by the DOT and various state, local and foreign governmental agencies, which govern such activities as authorization to engage in motor carrier operations, handling of hazardous materials, safety ratings, insurance requirements, vehicle weight and size and emissions restrictions. Our international freight forwarding operations as well as some of our steamship line customers are subject to regulation by the Federal Maritime Commission, U.S. Customs and other international, foreign, federal and state authorities. We are also periodically audited by the DOT and other state and federal authorities to ensure that we are in compliance with safety, required licenses, hours-of-service, clean truck regulations and other rules and regulations.

New governmental laws and regulations, or changes to existing laws and regulations, could affect the transportation industry in general or us in particular. Any additional measures that may be required by future laws and regulations or changes to existing laws and regulations may influence demand for our services or require us to make changes to our operating practices or services provided to our customers and may result in additional costs which, if we are unable to pass through to our customers, could have an adverse effect on our consolidated results of operations, financial condition and liquidity.
Furthermore, failure to comply with the laws and regulations of any of these governmental regulators and any resultant suspension or loss of our licenses, could result in penalties or a cease and desist order against any operations that are not in compliance. Similarly, failure of our motor carrier operations to maintain a "satisfactory" safety rating and to maintain acceptable safety scores could reduce demand for our services and impair our ability to continue to service a significant percentage of our intermodal shipments through our own motor carrier operations, which we believe increases the reliability and profitability of our transportation services. Such compliance failures would have an adverse effect on our consolidated results of operations, financial condition and liquidity.
The borrowing base formula and other terms under our 2010 Credit Agreement could limit the amount of borrowings available to us thereunder and may limit our business and financing activities and our flexibility to react to industry or economic conditions.
Our Second Amended and Restated Credit Agreement dated December 30, 2010, as amended by the First Amendment dated July 6, 2012 (as so amended, the "2010 Credit Agreement") provides for a $125 million revolving credit facility, subject to increase to $175 million if certain conditions are met. The amount of borrowings available to us is determined through a detailed borrowing base formula. It is based on 85% of our eligible accounts receivable, certain equipment and an availability reserve, each defined in the 2010 Credit Agreement. As a result, changes in the amount of our eligible account receivables and equipment or the value thereof could limit the amount of borrowings available to us under the facility and thus our liquidity. As of December 31, 2013, $60.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula, net of $10.9 million of outstanding letters of credit.
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
The 2010 Credit Agreement includes other operating and financial restrictions and covenants that limit our ability to finance future operations or to engage in other business activities. The 2010 Credit Agreement also contains customary representations and warranties and events of default and is secured by a first priority, perfected security interest in substantially all of the present and future tangible and intangible assets, intercompany debt, stock or other equity interests owned by us, our domestic subsidiaries and a portion of the stock or other equity interests of certain of our foreign subsidiaries.
A breach of any of the representations, restrictions or covenants, could result in a default. A default under the 2010 Credit Agreement (which would trigger a cross-default under some of our equipment leases) could, depending on actions taken by our lenders and lessors, have a material adverse effect on our liquidity, financial condition, results of operations, business and prospects. If we are in default under the 2010 Credit Agreement and/or our other financing arrangements and our obligations thereunder were declared immediately due and payable, we would not have sufficient cash flow from operations or other available sources of liquidity to repay such obligations.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and Note 2 to the notes of our consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the terms of the 2010 Credit Agreement.

A determination by regulators that our independent contractors are employees could expose us to various liabilities and additional costs and adversely affect our operating results.
Governmental authorities have sought to assert that independent contractors in the trucking industry are employees, rather than independent contractors. In the future these authorities could be successful in asserting this position, or the interpretations and tax laws that consider these persons independent contractors could change. If our independent contractors are determined to be our employees, that determination could materially increase our exposure under various laws and regulations, increase exposure to liabilities and increase costs. Our business model assumes that our independent contractors are not deemed to be our employees and exposure to any of the above increased costs would impair our competitiveness in the industry and materially adversely affect our operating results.
Failure to develop, protect, integrate, upgrade or replace our information technology systems or events beyond our control may negatively impact our ability to service our customers or incur costs beyond our expectations.
Increasingly, we compete for customers based upon the flexibility and sophistication of the information technologies that support our current services and any new services that we may introduce. Failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, compromised systems due to cyber-attack or our customers’ inability to access or interact with our website and other systems, including Internet disruptions, could significantly disrupt our operations, preventing customer orders from being placed or processed. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future freight volumes may decline. In addition, we expect customers to continue to demand more sophisticated, fully integrated information systems from their supply chain management service providers.
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
Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced system failures and electrical outages in the past. Our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers and vendors to access our information technology systems. This could result in a loss of customers or a reduction in demand for our services.
Risks Related to the Acquisition of Pacer by XPO
The pendency of the merger with XPO could materially adversely affect our future business and operations or result in a loss of our employees.
In connection with the pending merger with XPO, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might seek to terminate, change or renegotiate their relationships with us as a result of the merger, which could negatively impact our revenues, earnings and cash flows, as well as the market price of our common shares, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with XPO and Pacer following completion of the merger, which may materially adversely affect our ability to attract and retain key employees.
Under the terms of the merger agreement, we are subject to certain restrictions on our business activities.
The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, and restricts us from taking certain actions until the merger is completed. These restrictions may prevent us from making desirable expenditures, including with regard to capital projects, pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the merger agreement.

Failure to complete the merger could negatively affect the stock price of Pacer and its future businesses and financial results.
If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

•	under the merger agreement, Pacer may be required, under certain circumstances, to pay XPO a termination fee of $12.4 million or XPO’s expenses of up to $5 million;

•	Pacer will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•
under the merger agreement, Pacer is subject to certain restrictions on the conduct of its business prior to completing the merger which may prevent Pacer from making desirable expenditures, including with regard to capital projects, pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the merger or termination of the merger agreement; and

•
matters relating to the merger may require substantial commitments of time and resources by Pacer management, which could otherwise have been devoted to other opportunities that may have been beneficial to Pacer as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from our customers and employees and from the financial markets, causing our stock price to be adversely affected. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the merger agreement.
The value of the per share stock consideration payable to our shareholders in the merger is subject to changes based on fluctuations in the value of XPO common stock and shareholders may receive per share stock consideration with a value that is more or less than $3.00 per share in certain circumstances.
The market value of XPO common stock will fluctuate during the period before the date of the Special Meeting, during the ten trading day period that the exchange ratio will be based upon and the time between the effective date of the merger and the time shareholders receive the merger consideration in the form of XPO common stock. XPO’s trading price on the NYSE has fluctuated in the past.
In the merger, each share of Pacer issued and outstanding as of immediately prior to the merger (other than shares owned by Pacer’s subsidiaries, XPO, Merger Sub or any of their subsidiaries) will be converted into the right to receive a combination of:

•	$6.00 in cash; and

•
a fraction of a share of XPO common stock equal to $3.00 divided by the XPO reference stock price, with such fraction rounded to the nearest 1/10,000; provided that, if the XPO reference stock price is less than or equal to $23.12, then the exchange ratio will be fixed at 0.1298 of a share of XPO common stock, and if the XPO reference stock price is greater than or equal to $32.94 per share, then the exchange ratio will be fixed at 0.0911 of a share of XPO common stock.

The exchange ratio is subject to a collar and may fluctuate depending on the XPO reference stock price, which is measured during the ten-day period prior to the closing of the merger. If the XPO reference stock price is between $23.12 and $32.94, then the number of shares of XPO common stock exchangeable for each share of our common stock will be determined by dividing $3.00 by XPO reference stock price. Within the price range prescribed by the collar, the exchange ratio "floats" so as to ensure that the value of XPO common stock to be received as a portion of the merger consideration for each share of XPO common stock will be $3.00, resulting in total consideration of $9.00. However, if the XPO reference stock price is less than or equal to $23.12, the exchange ratio will be fixed at 0.1298 shares of XPO common stock for each share of XPO common stock. If the XPO reference stock price is greater than or equal to $32.94, the exchange ratio will be 0.0911 shares of XPO common stock for each share of our common stock. Accordingly, if the XPO reference stock price is less than the low end of the collar, then the value of the per share stock consideration may be less than $3.00, which would result in total consideration of less than $9.00. Conversely, if XPO reference stock price is greater than the high end of the collar, then per share stock consideration may be greater than $3.00, which would result in total consideration of more than $9.00.

At the time that our shareholders cast their votes regarding approval of the merger agreement, they will not know the actual market value of the shares of XPO common stock that they will receive when the merger is finally completed. The actual market value of the shares of XPO common stock, when received by our shareholders, will depend on the market value of those shares on that date. This market value may be less than the value of the shares of XPO common stock on the date of the merger agreement and on the date that our shareholders vote on the merger agreement and may be less than the XPO reference stock price. Fluctuations in the market value of shares of XPO common stock may be caused by changes in the businesses, operations, results and prospects of both XPO and Pacer, market expectations of the likelihood that the merger will be completed and the timing of the completion, general market and economic conditions or other factors.
The merger is subject to various closing conditions, and any delay in completing the merger may reduce or eliminate the benefits expected and delay the payment of the merger consideration to Pacer shareholders.
The merger is subject to the satisfaction of a number of conditions beyond Pacer’s and XPO’s control that may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among others, (1) the approval of the merger by shareholders owning a majority of Pacer common stock entitled to vote at the Special Meeting, (2) the approval of the listing of the XPO common stock on the NYSE and (3) the absence of any law or order prohibiting the consummation of the merger.
We cannot predict with certainty whether and when any of these conditions will be satisfied. Any delay in completing the merger could cause the combined company not to realize, or delay the realization of, some or all of the benefits that the companies expect to achieve from the transaction. In such context, the date of which our shareholders will receive the merger consideration is also uncertain.
Certain of our executive officers and directors may have interests in the merger that may differ from, or be in addition to, the interests of our stockholders.
Our executive officers negotiated the terms of the merger agreement with their counterparts at XPO, and our board of directors unanimously has determined that the merger is advisable, substantively and procedurally fair to and in the best interests of Pacer and our shareholders. Therefore, our board of directors has authorized, approved and adopted the merger agreement and the transactions contemplated by the merger agreement. However, Pacer’s executive officers and directors may have financial interests in the merger that may be different from, or in addition to, the interests of Pacer shareholders. These interests include the rights to accelerated vesting and settlement of equity awards, payments in connection with the termination of employment, equity award grants and the right to indemnification and insurance coverage following the effective time of the merger. For a detailed discussion of the interests that Pacer’s directors and executive officers may have in the merger, see "Proposal 1: The Merger-Interests of Pacer’s Directors and Executive Officers in the Merger" in the Pacer Proxy Statement for the Special Meeting.
The merger agreement contains provisions that could discourage a potential acquirer of Pacer from seeking to acquire Pacer or could result in a competing proposal being offered at a lower price than it might otherwise be.
The merger agreement contains provisions that make it more difficult for us to sell our business to a party other than XPO. These provisions include the general prohibition on Pacer soliciting any acquisition proposal or offer for a competing transaction from a third party, and the requirement that we pay XPO a termination fee of $12.4 million if the merger agreement is terminated in specified circumstances, including in the event that we terminate the merger agreement in response to an acquisition proposal from a third party that our Board of Directors determines constitutes a superior offer, or up to $5.0 million of XPO’s expenses if the merger agreement is terminated in other specified circumstances. In addition, even if our board of directors receives a superior offer, it must, prior to accepting any offer from a competing bidder, provide XPO with the opportunity to amend the merger agreement such that the third-party offer no longer constitutes a superior offer.
The foregoing may discourage a third party that might have an interest in acquiring all or a significant part of Pacer from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher per share value than the current proposed merger consideration. Furthermore, the termination fee and the XPO expense reimbursement provisions may result in a potential competing acquirer proposing to pay a lower per share price to acquire Pacer than it might otherwise have proposed to pay.

The failure to successfully combine the businesses of XPO and Pacer in the expected time frame may adversely affect XPO’s future results, which may adversely affect the value of the shares of XPO common stock that our shareholders would receive in the merger.
The success of the merger will depend, in part, on the ability of XPO to realize the anticipated benefits from combining the businesses of XPO and Pacer. To realize these anticipated benefits, XPO’s and Pacer’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.
XPO and Pacer, including their respective subsidiaries, have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies. The combined company’s results of operations also could be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of XPO and Pacer.
XPO Logistics incurred substantial operating losses and net losses in its 2012 fiscal year and in the nine month period ended September 30, 2013 and it may continue to incur losses in the future.
XPO incurred substantial losses in its 2012 fiscal year and in the nine month period ended September 30, 2013 and may continue to incur substantial losses in the future. The ability of XPO to generate significant revenues and operate profitably in the future will depend on many factors including, among other factors, the successful implementation of its acquisition and greenfield growth strategies, including the integration of Pacer into its business and new information technology systems. For additional information regarding the business, operations and growth strategies of XPO, see XPO’s Annual Report on Form 10-K for the year ended December 31, 2012, its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2013 and any subsequent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed by XPO with the SEC.
A different set of factors and conditions affect shares of XPO common stock and could have a negative impact on the share price.
Upon completion of the merger, Pacer shareholders will become stockholders in XPO. The businesses of XPO and the other companies it has acquired and may acquire in the future are different in many respects from those of Pacer. There is a risk that various factors, conditions and developments which would not affect Pacer’s business or the market price of Pacer’s common stock could negatively affect XPO’s business (both before and after the consummation of the merger) and the market price of XPO’s common stock. Some of the key factors that might affect XPO and the prices at which shares of XPO common stock may trade from time to time are set forth in XPO’s filings with the SEC. For additional information regarding the business and operations of XPO and the risks it faces, see the sections entitled "Risk Factors" in XPO’s Annual Report on Form 10-K for the year ended December 31, 2012, its Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2013 and in any subsequent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed by XPO with the SEC.
Pending litigation against Pacer and XPO could result in an injunction preventing completion of the merger, the payment of damages in the event the merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the merger.
In connection with the merger, purported shareholders of Pacer have filed several putative shareholders class action lawsuits against Pacer, our board of directors, XPO and Merger Sub in Tennessee. Among other remedies, the plaintiffs seek injunctive relief preventing the consummation of the merger. If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could prevent or delay completion of the merger and result in substantial costs to XPO and Pacer, including any costs associated with the indemnification of directors. Additional lawsuits may be filed against XPO and/or Pacer related to the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition or results of operations. Please see the section entitled "Legal Proceedings" for more information.

Our shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.
Our shareholders currently have the right to vote in the election of our board of directors and other matters affecting Pacer. When the merger occurs, each Pacer shareholder that receives shares of XPO common stock will become a stockholder of XPO with a percentage ownership of the combined organization that is much smaller than such shareholder’s percentage ownership of Pacer. Because of this, our shareholders will have less influence on the management and policies of XPO than they have now on the management and policies of Pacer.
Shares of XPO common stock to be received by our shareholders as a result of the merger will have different rights from our common stock.
Following completion of the merger, our shareholders will no longer hold Pacer shares, but will instead be stockholders of XPO. There are important differences between the rights of Pacer shareholders and the rights of XPO shareholders. See the section entitled "Comparison of Rights of Pacer Shareholders and XPO Stockholders" in the Pacer Proxy Statement for a discussion of the different rights associated with Pacer common stock and XPO common stock.
If the merger agreement is terminated, under certain circumstances, Pacer may be obligated to reimburse XPO for costs incurred related to the merger or pay a termination fee to XPO. These costs could require Pacer to seek loans or use Pacer’s available cash that would have otherwise been available for operations, dividends or other general corporate purposes.
In certain circumstances, we would be responsible for reimbursing XPO for up to $5 million in expenses related to the transaction or may be obligated to pay a termination fee to XPO of $12.4 million. If the merger agreement is terminated, the expense reimbursement or termination fee required to be paid, if any, by us under the merger agreement may require us to seek loans or borrow amounts to enable it to pay these amounts to XPO. In either case, payment of these amounts would reduce the cash Pacer has available for operations, dividends or other general corporate purposes. See the section entitled "The Merger Agreement-Termination Fee and XPO Expenses" in the Pacer Proxy Statement for additional details.
XPO and Pacer may not realize the benefits of combining their operations because of integration difficulties and other challenges.
The success of the acquisition of Pacer by XPO will depend, in part, on XPO’s ability to realize the anticipated synergies, cost savings and growth opportunities from integrating Pacer’s business with XPO’s businesses. The combined company’s success in realizing these benefits and the timing of this realization depends upon the successful integration of the operations of Pacer into XPO’s business. The integration process may be complex, costly and time-consuming. The difficulties of integrating our operations into XPO’s include, among others:

•	XPO’s limited experience managing an intermodal business, including cross-border aspects thereof, particularly in Mexico;

•	XPO’s failure to implement its business plan for the combined business;

•	unanticipated issues in integrating information, communications and other systems;

•	difficulty in retaining key customers and significant customer contracts, certain of which require customer consent to the acquisition;

•	challenges in retaining key independent contractors and key employees;

•	delays in consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns;

•	the impact on the combined company’s internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002 and

•	unanticipated issues, expenses and liabilities.
Significant one-time costs are expected to be incurred in connection with the acquisition and the related integration of the Pacer business. The costs and liabilities actually incurred in connection with the acquisition and subsequent integration process may exceed those anticipated.

XPO and Pacer may not accomplish this integration smoothly, successfully or within the anticipated costs or timeframe. The diversion of the attention of management from its current operations to the integration effort and any difficulties encountered in combining operations could prevent the combined company from realizing the full benefits anticipated to result from the acquisition and could adversely affect the combined company’s business. To the extent that our shareholders retain the shares of XPO common stock issued in the merger, the value of these shares may be adversely affected by any difficulties or delays related to integrating Pacer and XPO.
Risks Related to Our Common Stock
Volatility in our revenues and expenses and resultant operating results may result in stock price fluctuations.
We are subject to a variety of events, such as economic conditions, customers’ business cycles, rate changes, rail network changes, severe network changes, severe weather and other rail service disruptions, strikes, interest rate and fuel cost fluctuations, over which we have little or no control. These factors may unexpectedly affect one or more periods’ operating results. Any unexpected reduction in revenues or operating income for a particular period could cause our operating results to be below the expectations of public market analysts or stockholders. In this event, the trading price or our common stock may fall significantly.
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
Provisions of our charter and bylaws or Tennessee law may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	Authorizing the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares in order to thwart a takeover attempt;

•	A classified Board of Directors with staggered, three-year terms, which may lengthen the time required to gain control of the Board of Directors;

•	Prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	Requiring super-majority voting to effect particular amendments to our restated charter and amended bylaws;

•	Limitations on who may call special meetings of stockholders;

•	Requiring all stockholder actions to be taken at a meeting of the stockholders unless the stockholders unanimously agree to take action by written consent in lieu of a meeting;

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease an office building in Dublin, OH for our corporate headquarters. We also lease space in office buildings in many other locations including Jacksonville and Miami, FL; Lake Success, NY; Fort Worth, Houston and Laredo, TX; Rutherford, NJ; Chicago, Illinois; Norfolk, VA; Atlanta, GA; Seattle, WA; San Francisco, Concord and Long Beach, CA; Phoenix, AZ; Chelsea, MA; Cincinnati, OH; Hamburg and Berlin, Germany; London, United Kingdom; Hong Kong, Shenzhen, Canton and Shanghai, China; and Singapore. We lease facilities in the Los Angeles, California area and one facility in Sumner, Washington for dock space, warehousing and parking for tractors and trailers. In addition, we lease terminal facilities for our cartage operations in approximately 31 cities across the U.S.

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
ITEM 3. LEGAL PROCEEDINGS
We have received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the "DLSE"), that a total of 149 owner-operators had filed claims with the DLSE. Of these claims, 65 included complaints seeking a total of approximately $9.0 million from the Company's subsidiaries. The owner operators allege in these complaints that they should be classified as employees, as opposed to independent contractors, and seek reimbursement for their business expenses, including fuel, tractor maintenance and tractor lease payments. We have not yet received information regarding amounts claimed by the other 84 independent contractors. A hearing before the DSLE on the first 7 claims began on July 8, 2013 and concluded on January 7, 2014, and we are awaiting the hearing examiner's ruling. The information available to the Company at this time does not indicate that it is probable that a liability had been incurred, and we could not reasonably estimate the amount, or range of amounts, of any liability that would be incurred if these claims were resolved against us. Accordingly, we have not accrued any liability for these claims in our financial statements as of and for the year ended December 31, 2013. We believe that these claims are without merit, and we intend to vigorously defend against all of them.
On August 20, 2013 we were served with a complaint styled Manuela Ruelas Mendoza v. Pacer Cartage, California Superior Court, San Diego, Case No. 37-2013-00063453CU-OE-CTL. Ruelas is contracted to Pacer Cartage as an independent contractor driver. She alleges that she should be considered an employee under the California Labor Code, and seeks pay for meal breaks, rest breaks and overtime, and alleges certain violations of the California Labor Code. Ruelas seeks to maintain the action as a class action on behalf of similarly situated Pacer Cartage contractors. This lawsuit is in the preliminary stages, and no discovery has been conducted. The information available to the Company at this time does not indicate that it is probable that a liability had been incurred, and the Company could not reasonably estimate the amount, or range of amounts, of any liability that would be incurred if these claims were resolved against it. We have removed the case to Federal District Court for the Southern District of California. We believe this action is without merit, and we intend to vigorously defend certification of the class as well as the merits of the claims should the class be certified.
Between January 8 and January 16, 2014, five substantially identical putative class actions were filed in the Tennessee Chancery Court against Pacer, our directors, XPO and Merger Sub challenging the merger. The first of those actions, entitled Iseman v. Pacer International, Inc. et al., was filed in the Chancery Court for Shelby County. The remaining four, entitled Weingarten v. Pacer International, Inc. et al.; Mahmutagic v. Pacer International, Inc. et al.; Frazier v. Pacer International, Inc. et al.; and Blackwell v. Pacer International, Inc. et al., were filed in the Chancery Court for Davidson County. By stipulation and order dated February 18, 2014, the Iseman case was transferred to Davidson County and, by order dated February 20, 2014, the Chancery Court for Davidson County consolidated the five pending cases under the caption In re Pacer International, Inc. Shareholder Litigation, No. 14-39-IV. The operative complaint in the consolidated case alleges, among other things, that the directors of Pacer breached their fiduciary duties to Pacer's shareholders in connection with the proposed acquisition of Pacer by XPO and its indirect wholly owned subsidiary, Merger Sub, by agreeing to the proposed merger at an allegedly unfair price pursuant to a purportedly flawed and conflicted sales process, by including certain allegedly preclusive deal-protection measures, and by misrepresenting and/or omitting certain allegedly material information. The complaint alleges that XPO and Merger Sub aided and abetted these breaches of fiduciary duty. The complaint seeks, among other things, injunctive relief preventing the consummation of the merger, as well as attorneys' and experts' fees and certain other damages. We believe these claims are without merit, and we intend to vigorously defend against them.

Our wholly owned subsidiary Pacer Cartage, Inc. is a defendant in a personal injury action in Palm Beach County Florida styled Jason Schor v. Pacer Cartage, Inc. et al. which arises from a 2006 multiple motor vehicle accident involving the plaintiff, Pacer’s driver, another vehicle driven by Miguel Sartori, and two other vehicles. On February 12, 2014, a jury returned a verdict finding Schor’s damages to be $1.6 million, and assigning 70% fault to Pacer Cartage and 30% fault to Sartori. The net verdict against Pacer Cartage is $1.1 million. The verdict has not been reduced to a judgment at this time. We contend that this accident was caused entirely by the negligence of Sartori who lost control of his Jeep, spun on the highway and started the multiple vehicle chain accident, and that the jury’s allocation of only 30% fault to Sartori was the result of error by the trial court. We contend that the court erred in excluding an admission of fault by Sartori; excluding portions of our expert witnesses’ testimony; refusing to order the production of a settlement agreement between Schor and Sartori’s insurer; refusing to enter a directed verdict against Sartori; and by admitting cell phone records without a proper foundation as to their relevance. We intend to file a motion for a new trial with the Circuit Court. If that motion is denied, we intend to appeal to the District Court of Appeals. Currently the unreserved portion of this possible loss, not covered by insurance, is $0.9 million. We believe that the verdict is not supported by the facts of the case and intend to continue to vigorously defend against it and pursue our other rights and remedies.
We are also subject to routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, consolidated results of operations, financial condition or cash flows. Most of the lawsuits to which we are a party are covered by insurance and are being defended in cooperation with insurance carriers.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information regarding our executive officers.

Name	Age	Title
Daniel W. Avramovich	62	Chairman, President and Chief Executive Officer
Jeffrey J. Cook	32	Vice President, Corporate Controller
John J. Hafferty	57	Executive Vice President, Chief Financial Officer
Florian Kete	59	Vice President, Human Resources
Michael F. Killea	51	Executive Vice President, Chief Legal Officer and General Counsel
Julie A. Krehbiel	48	Executive Vice President, Sales & Marketing - Intermodal
Robert W. Noonan	68	Executive Vice President, International Logistics
Paul V. Smith	37	Vice President, Network Profitability and Management
F. Franklin Sutherland	61	Executive Vice President, Intermodal Operations
James E. Ward	62	Executive Vice President, Chief Information Officer
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
Michael F. Killea has served as Executive Vice President, Chief Legal Officer and General Counsel of our company since August 2001. From November 2010 until March 2012, he also held the position of Executive Vice President, International Logistics, with responsibility for our international freight forwarding, non-vessel operating common carrier and warehouse and distribution operations. From October 1999 through July 2001, he was a partner at the law firm of Holland & Knight LLP in New York City and Jacksonville, Florida, and from September 1987 through September 1999, he was a partner and an associate at the law firm of O’Sullivan LLP (now O’Melveny & Myers LLP) in New York City.
Julie A. Krehbiel joined our company in April 2013 as Executive Vice President, Sales & Marketing - Intermodal. Prior to joining Pacer, Ms. Krehbiel spent twenty-three years with Union Pacific in key business development and marketing positions of increasing responsibility which included serving as President of Union Pacific Distribution Services and Vice President and General Manager - Automotive.
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

Paul V. Smith joined Pacer in July 2010 as Treasurer and Vice President, Financial Reporting. In January 2011, he was promoted to Vice President, Network Profitability and Management. From August 1998 until joining Pacer, Mr. Smith served in various roles with KPMG, LLP, most recently as Senior Audit Manager, where he led engagements to provide services for a number of public and private companies.
F. Franklin Sutherland was promoted to Executive Vice President, Intermodal Operations in November 2013. Mr. Sutherland served as Vice President, Service & Yield Management from August 2008 to May 2009 when he was promoted to Executive Vice President, Network Services. From January 2000 to August 2008, he served as an independent consultant providing financial performance and operating management expertise, primarily within the logistics and supply chain industry.
James E. Ward has served as our Executive Vice President, Chief Information Officer since April 2007. As an independent contractor, Mr. Ward served as acting Chief Information Officer for the Company from August 2006 until joining the Company as an employee. From May 2003 to April 2007, Mr. Ward served as a consultant to Dynotech, LLC., a consulting firm focusing on global ERP implementations, IT evaluations, offshore development, interim CIO positions and data center outsourcing. During his time as a consultant, he also held interim CIO positions with Clark Steel Framing, a steel framing manufacturer (from April 2005 to April 2007) and with Norton Lilly International, a provider of shipping, logistics and marine services in the United States, Canada, Panama and Caribbean ports (from May 2004 to December 2006). From July 1996 to April 2003, Mr. Ward served as Senior Vice President and Chief Information Officer of Inchcape Shipping Services, a leading marine services provider.
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

Part II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed and traded on The NASDAQ Stock Market’s Global Select Market ("NASDAQ") under the symbol "PACR."
The following table sets forth, for our two most recent years, the per share range of high and low sales prices of our common stock as reported on NASDAQ. We did not declare any dividends in 2013 or 2012.

	High	Low
2013
1st quarter	$5.21	$3.75
2nd quarter	$6.67	$4.55
3rd quarter	$6.70	$5.87
4th quarter	$9.23	$6.00
2012
1st quarter	$6.39	$5.21
2nd quarter	$7.04	$5.11
3rd quarter	$5.93	$3.65
4th quarter	$5.50	$3.00
As of December 31, 2013, there were 40 record holders of our common stock.
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
Under the 2010 Credit Agreement, the amount of cash distributions to shareholders is not limited as long as we have availability of either 1) the greater of (a) 20% of the borrowing base and (b) $23.0 million, and a fixed charge coverage ratio of at least 1.10 to 1.00; or 2) the greater of (a) 40% of the borrowing base and (b) $46.0 million. Should we not meet the minimum availability requirements, our ability to pay dividends will be restricted under our 2010 Credit Agreement. See "MD&A-Liquidity and Capital Resources" and Note 2 of the notes to our consolidated financial statement for information regarding the borrowing base formula in our 2010 Credit Agreement
Equity Compensation Plan Information
Information concerning our equity compensation plans is shown under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" included elsewhere in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no common stock repurchases during the fourth quarter of 2013.

Performance Graph*
The graph below shows, for the five years ended December 31, 2013, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2008 in our common stock. The graph compares such return with that of comparable investments assumed to have been made on the same date in the NASDAQ Composite Index and the NASDAQ Transportation Index. Cumulative total stockholder returns for our common stock, the NASDAQ Composite Index and the NASDAQ Transportation Index are based on our fiscal year.
The total return for the assumed investment assumes the reinvestment of all dividends. We paid dividends from October 2005 through January 2009. In February 2009, our Board of Directors discontinued the payment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
Pacer International	$100	$29	$62	$49	$35	$75
NASDAQ Composite	$100	$144	$168	$165	$191	$265
NASDAQ - Transportation	$100	$104	$136	$115	$121	$157

*
The performance graph is not "soliciting material," is not deemed "filed" with the SEC, and is not to be incorporated by reference into any filing of our company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents, as of the dates and for the periods indicated, selected historical financial information for our company. The selected historical information at December 31, 2013 and December 31, 2012 and for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected historical information at December 31, 2011, December 31, 2010 and December 31, 2009 and for the fiscal years ended December 31, 2010 and December 31, 2009 have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K. The following table should also be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Statements of Comprehensive Income Data:
Revenues	$980.6	$1,415.0	$1,478.5	$1,502.8	$1,574.2
Costs of purchased transportation and services	753.9	1,181.5	1,218.7	1,251.7	1,304.2
Direct operating expenses	93.0	101.6	105.8	107.0	140.4
Selling, general and administrative expenses	120.2	123.4	131.8	138.5	164.0
Goodwill impairment charge 1/	—	—	—	—	200.4
Other income 2/	(1.0)	(0.4)	(4.8)	(2.5)	(18.9)
Income (loss) from operations	14.5	8.9	27.0	8.1	(215.9)
Net income (loss)	8.0	4.3	13.9	0.9	(174.8)
Net income (loss) per share:
Basic	$0.23	$0.12	$0.40	$0.03	$(5.03)
Diluted	$0.23	$0.12	$0.40	$0.03	$(5.03)
Weighted average common shares outstanding:
Basic	35,292,927	35,069,099	34,959,819	34,921,594	34,767,275
Diluted	35,657,910	35,338,338	35,066,417	34,946,175	34,767,275
Balance Sheet Data (at period end):
Total assets	$226.1	$234.0	$243.3	$261.9	$275.2
Total debt including capital leases (excluding overdraft)	—	—	—	13.4	23.3
Total stockholders’ equity	130.0	120.2	115.3	98.5	96.8
Working capital	69.5	52.2	46.7	30.9	13.9
Cash Flow Data:
Net cash provided by operating activities	$34.0	$6.1	$33.4	$16.1	$12.5
Net cash provided by (used in) investing activities	(7.6)	(9.5)	(0.1)	(3.0)	15.7
Net cash used in financing activities	(0.3)	(0.4)	(13.5)	(11.7)	(30.4)
Other Financial Data:
Capital Expenditures 3/	$7.6	$11.4	$8.0	$8.2	$9.2

1/
In 2009, in accordance with Accounting Standards Codification ("ASC") 350, we recorded a $200.4 million pre-tax write-off of goodwill ($161.0 after-tax or $4.63 per share) related to our intermodal and logistics segments of $169.0 million and $31.4 million, respectively.

2/
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

3/	2009 includes $4.6 million for acquisition and implementation of software licensed under an agreement with SAP America, Inc.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This Annual Report on Form 10-K contains forward looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future consolidated results of operations, cash flows, debt levels, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the industries in which we operate, and the benefits to be obtained from our cost reduction initiatives. In addition, forward-looking statements in this Annual Report on Form 10-K include information regarding our proposed acquisition by XPO, the potential effects of the pending acquisition on our business and operations prior to the consummation thereof, the effects on the Company if the acquisition is not consummated and information regarding the combined operations and business of XPO and Pacer following the acquisition if consummated. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would," "project" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report on Form 10-K and in our press releases and investor conference call comments (including any forward looking statements regarding our projected revenues and/or earnings per share in 2014 or future periods) are discussed under "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K and include:

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

•
the termination, extension or replacement of contracts and rate agreements with our underlying rail carriers, changes in the terms of such contracts or rate agreements, the deterioration in our relationships with our rail carriers or adverse changes to the railroads’ operating rules;

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

•	our success at growing our US-Mexico or other business to offset declines in revenue and margins for equipment and services under our cross-border agreement with Union Pacific;

•	the impact of competitive pressures in the marketplace;

•	our success in passing through rate increases from rail and other transportation providers to our customers;

•	the frequency and severity of accidents, particularly involving our trucking operations;

•	our ability to attract and retain independent contractors and third party drayage capacity;

•
changes in our business strategy, development plans or cost savings plans, including those that may result from, or be necessitated by, changes in our business relationships with our underlying rail carriers as a consequence of new contracts or rate agreements entered into with these providers;

•	congestion, work stoppages, equipment and capacity shortages or surpluses, weather related issues and service disruptions affecting our rail, ocean, motor and air transportation providers;

•	the degree and timing of changes in fuel prices, including changes in the fuel costs and surcharges that we pay to our vendors and those that we are able to collect from our customers;

•	the loss of one or more of our major customers;

•	a determination that our independent contractors are our employees (See Note 8 of the notes to our consolidated financial statements);

•	changes in, or the failure to comply with, government regulations;

•	changes in international and domestic shipping patterns;

•	foreign currency fluctuations and exchange controls and changes in international tariffs, trade restrictions, trade agreements and taxations;

•	difficulties in selecting, integrating, upgrading and replacing our information technology systems and protecting systems from disruptions and cyber-attacks;

•	our ability to borrow amounts under our credit agreement due to borrowing base limitations and/or to comply with the covenants in our credit agreement;

•	increases in our leverage;

•	increases in interest rates;

•	terrorism and acts of war and

•	risks related to our proposed acquisition by XPO, including:

◦
pending the merger, our business and results of operations may be adversely affected, we may lose employees and our business activities are subject to certain restrictions that may prevent us from pursuing opportunities;

◦	our stock price may be adversely affected if the merger is not consummated;

◦	the per share stock consideration to be received by our shareholders in the merger is not fixed and will be affected by changes in the market price of XPO common stock;

◦	the merger is subject to various closing conditions that may not be satisfied or that could delay shareholder receipt of the merger consideration;

◦	some of our executive officers and directors have interests in the merger that may differ from the interests of our other shareholders;

◦
inability or delay in successfully combining the businesses of Pacer and XPO following consummation of the merger could adversely affect the future results of operations of the combined company and adversely affect the market price of the XPO commons stock to be received by our shareholders in the merger;

◦	XPO has incurred substantial operating losses in 2012 and the first nine months of 2013;

◦	different factors and conditions affect XPO and the market price of its common stock than affect Pacer and its common stock as a separate entity;

◦	there is pending litigation seeking to enjoin the merger or which may require the payment of substantial damages;

◦	if the merger is not consummated, under certain circumstances we may be required to pay XPO a substantial termination fee or reimburse XPO for its out-of-pocket expenses; and

◦	if the merger is consummated, the combined business may not be able to realize the benefits and synergies currently anticipated.

Our actual consolidated results of operations and the execution of our business strategy as a stand-alone company, and, if the merger with XPO is consummated, the results of operations and business strategies of the combined companies, could differ materially from those expressed in, or implied by, the forward-looking statements contained in this Annual Report on Form 10-K or in other forward-looking statements made by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. We can give no assurances that any of the events anticipated or implied by the forward-looking statements we make will occur or, if any of them do occur, what impact they will have on our consolidated results of operations, financial condition or cash flows as a stand-alone company or the results of operations, financial condition or cash flows of the combined companies if the merger is consummated. In evaluating our forward-looking statements, you should specifically consider the risks and uncertainties discussed under "Item 1A. Risk Factors" in this Annual Report on Form 10-K. Except as otherwise required by federal securities laws, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. For additional information regarding the business of XPO and the proposed merger, see also (i) the Pacer Proxy Statement, and (ii) the XPO Annual Report on Form 10-K for the year ended December 31, 2012 filed by XPO with the SEC and the XPO Annual Report on Form 10-K for the year ended December 31, 2013 to be filed by XPO with the SEC, including the risks set forth under the caption "Item 1A. Risk Factors" in each such Annual Report.
Overview
We are a leading asset-light transportation and global logistics services provider. Our strategy is to focus on making our customer’s world run smoother, offering a broad array of services to facilitate the movement of freight from origin to destination. We operate in two segments, the intermodal segment and the logistics segment. See the notes to our consolidated financial statements included in this report for segment information. As a leading provider of intermodal transportation services in North America, our intermodal segment represents approximately 77% of our total revenues. As a complement to our intermodal network, we also provide logistics solutions including global freight forwarding, non-vessel-operating common carrier ("NVOCC"), highway brokerage, warehousing and distribution and supply chain management services.
Executive Summary
Our 2013 results reflect many of the improvements we made throughout the last year as well as many of the challenges that we still face. We focused on improving profitability in 2013. We put considerable effort into optimizing our mix of freight and in reducing our network costs through better management of our empty miles, network flows and equipment utilization. We also undertook initiatives to reduce our equipment maintenance and repair and lease costs. These improvements were a primary reason for our increases in gross margin and income from operations during the year. Increasing revenues remains a challenge in both our intermodal and logistics segments as we work to strike a proper balance between adding volume and maintaining profitability in increasingly competitive marketplaces.
Our intermodal segment showed improved profitability throughout the year due to the measures discussed above. Intermodal volumes overall improved slightly in 2013 but our revenues decreased because of the mix of services we were providing. We successfully implemented our cross-border agreement with Union Pacific in 2013. As expected under this agreement, our intermodal revenues and cost of purchased transportation declined significantly but our margin contribution in 2013 from this intermodal automotive business remained materially consistent with its historical contribution level. To enhance our capabilities in the U.S./Mexico cross-border automotive shipments market going forward, we continue to expand our sales team and add individuals with extensive cross-border automotive and freight-all-kinds experience. Also during 2013, we received our first major award of automotive business converting from wholesale to retail. This was an important first step as we look to grow our U.S./Mexico retail cross-border business going forward to offset expected declines in our wholesale automotive cross-border business.
In our logistics segment, revenues and gross margin decreased from the prior year while our loss from operations improved from the prior year. We implemented many initiatives over the last year to build a foundation to grow the logistics segment, improve profitability and transition primarily from a wholesale NVOCC provider to a retail freight forwarder. We expanded our operations in Asia by opening new offices in China, obtained a new business license in Hong Kong, entered into agreements with other entities in China and Germany to expand our sales network, and recently completed the implementation of new operating systems to support the international freight forwarding business. While we saw many positive signs from these changes, we did not see the 2013 revenue and profitability improvements we were expecting as we continued to operate in a highly competitive environment. In addition, ocean carrier excess capacity and other competitive pressures resulted in our NVOCC business continuing to experience declining margins and reduced volumes. We expect that our 2013 initiatives will build a stronger foundation for selling our integrated portfolio of services to customers and complete our transition to a retail freight forwarder while also maintaining our wholesale NVOCC business.

We continue to prudently manage selling, general and administrative expenses which decreased 2.6% from the prior year. Managing and leveraging our fixed costs remains a focus area in the coming year.
We were able to take advantage of lower rates and refinanced some of our railcar and chassis leases in the second, third and fourth quarters of 2013 and saw a reduction in our 2013 intermodal direct operating expenses as a result and will continue to see the reductions in 2014. We will also continue to refinance equipment leases as favorable refinancing opportunities arise.
We were debt free as of December 31, 2013 and for nearly all of 2013 and we ended the year with $46.3 million of cash. We believe that our cash, cash flow from operations and borrowings available under the 2010 Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.
Use of Non-GAAP Financial Measures
From time to time in filings and press releases regarding earnings, presentations and other communications, we may provide financial information determined by methods other than in accordance with generally accepted accounting principles ("GAAP"). These measures include:
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
(3) adjusted results for 2012 which exclude from revenues and costs of purchased transportation, the rail transportation costs in our wholesale intermodal auto business that we no longer collect and pass through to automotive intermediaries servicing the US-Mexico business; and
(4) adjusted income from operations, adjusted net income and adjusted basic and diluted earnings per share, each of which excludes from 2013 results the impact of a settlement of a property tax dispute related to our intermodal equipment and transaction costs related to our pending merger with XPO. Intermodal income from operations and corporate income from operations in 2013 are adjusted for the property tax dispute and transaction costs, respectively.
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
Background
The following section describes some of our revenue and expense categories and is provided to facilitate investors’ understanding of the discussion of our historical financial results, including these revenue and expense items, discussed under the caption "Results of Operations."
Revenues
Intermodal segment revenues are generated from the movement of freight in containers and trailers utilizing truck and rail transportation. Revenues are generated by the rates, fuel surcharges and other fees we charge customers for the transportation of freight and are impacted by changes in volume, product mix, length of haul and route changes. Also included in intermodal segment revenues are the network management fees under our cross-border agreement with Union Pacific, container and chassis per diem charges, railcar rental income and incentives paid by certain shipping companies for the repositioning of empty containers with domestic westbound (backhaul) loads.

Logistics segment revenues are generated through rates and other fees charged for our portfolio of freight transportation services, including highway brokerage, warehousing and distribution, international NVOCC, freight forwarding and supply chain management services. Through our international ocean and air shipping and freight forwarding services, we arrange transportation and other services necessary to move our customers’ freight to and from a foreign country. Revenues for international ocean and air shipping and freight forwarding are driven by changes in international trade volumes, rate changes, product mix and route changes. Revenues from highway brokerage are driven primarily by volumes, rates and the level of outsourcing by companies of their transportation and logistics needs. Revenues for warehousing and distribution, which include the handling, consolidation/deconsolidation and storage of freight on behalf of the shipper, are driven by outsourcing and import volumes and by steamship lines’ use of third-party containers, rather than their own containers, on the West Coast to move freight inland. Through our supply chain management services, we manage all aspects of the supply chain from inbound sourcing and delivery logistics through outbound shipment, handling, consolidation, deconsolidation, distribution and just-in-time delivery of end products to our customers. Revenues for supply chain management services are recognized on a net basis and are driven by changes in transactional volumes and rates for services charged on a per transaction basis and by increases in services and costs for services rendered on a cost plus basis.
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
The logistics segment's cost of purchased transportation and related services consists of amounts paid to third parties under our agreements with them to provide such services, such as independent contractor truck drivers, ocean carriers and freight terminal operators and dock workers; labor and facilities costs directly related to our warehousing and distribution services; and labor and third-party professional fees related to our consulting and supply chain management services. Sub-contracted or independent operators are paid on a percentage of revenues, mileage or a fixed fee from point-to-point or between zones.
Direct Operating Expenses
Direct operating expenses are both fixed and variable expenses directly relating to our intermodal operations and consist of equipment lease expense, equipment depreciation expense, equipment maintenance and repair costs, equipment property taxes, fixed terminal and cargo handling expenses and operating costs of our local drayage facilities. Our fleet of leased equipment is accessed through a variety of short- and long-term leases. Changes to the size of our equipment fleet will primarily be through adjustment to leased equipment as the volume of our business dictates. Equipment maintenance and repair costs consist of the costs related to the upkeep of the equipment fleet, which can be considered semi-variable in nature, as a certain amount relates to the annual preventative maintenance costs in addition to amounts driven by fleet usage. Fixed terminal and cargo handling costs primarily relate to the fixed rent and storage expense charged to us by terminal operators and is expected to remain relatively fixed. Operating costs of our local drayage facilities consist mainly of labor, rent, maintenance, utilities and other facility related costs.
Selling, General and Administrative Expenses
The selling, general and administrative expenses of both the intermodal and logistics segments consist of costs relating to customer acquisition, billing, customer service, salaries and related expenses of the executive and administrative staff, office expenses, technology services, professional fees relating to the aforementioned functions and depreciation expense (excluding railcar, container and chassis depreciation).
Corporate selling, general and administrative expenses relate to the costs of executive, administrative, internal audit, marketing, finance, legal and human resources functions.

Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table sets forth our historical financial data by reportable segment for the fiscal years ended December 31, 2013 and 2012 (in millions).

	2013	2012	Change	% Change
Revenues
Intermodal	$759.1	$1,179.6	$(420.5)	(35.6)%
Logistics	222.7	238.3	(15.6)	(6.5)
Inter-segment elimination	(1.2)	(2.9)	1.7	N/M
Total	980.6	1,415.0	(434.4)	(30.7)
Cost of purchased transportation and services
Intermodal	559.5	975.6	(416.1)	(42.7)
Logistics	195.6	208.8	(13.2)	(6.3)
Inter-segment elimination	(1.2)	(2.9)	1.7	N/M
Total	753.9	1,181.5	(427.6)	(36.2)
Direct operating expenses
Intermodal	93.0	101.6	(8.6)	(8.5)
Total	93.0	101.6	(8.6)	(8.5)
Gross margin
Intermodal	106.6	102.4	4.2	4.1
Logistics	27.1	29.5	(2.4)	(8.1)
Total	$133.7	$131.9	$1.8	1.4
Gross margin percentage
Intermodal	14.0%	8.7%	5.3%
Logistics	12.2	12.4	(0.2)
Total	13.6%	9.3%	4.3%
Selling, general & administrative expenses
Intermodal	$62.4	$64.0	$(1.6)	(2.5)
Logistics	38.0	40.3	(2.3)	(5.7)
Corporate	19.8	19.1	0.7	3.7
Total	120.2	123.4	(3.2)	(2.6)
Other income
Logistics	(1.0)	(0.4)	(0.6)	150.0
Total	(1.0)	(0.4)	(0.6)	150.0
Income (loss) from operations
Intermodal	44.2	38.4	5.8	15.1
Logistics	(9.9)	(10.4)	0.5	4.8
Corporate	(19.8)	(19.1)	(0.7)	(3.7)
Total	14.5	8.9	5.6	62.9
Interest expense	(1.1)	(1.4)	0.3	21.4
Income tax	(5.4)	(3.2)	(2.2)	68.8
Net income	$8.0	$4.3	$3.7	86.0%

Revenues. Revenues decreased by $434.4 million, or 30.7%, for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Total intermodal revenues decreased $420.5 million, or 35.6%, from the prior year. As expected, the majority of the decrease was due to the cross border agreement with Union Pacific where we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business. Excluding the pass-through rail transportation costs in 2012, intermodal revenues decreased $33.2 million or 4.2%. Domestic intermodal revenues decreased 4.2% primarily due to a change in the mix of services provided. International intermodal revenues decreased 4.2% driven by a 16.4% decrease in volumes due to a continued softness in ocean carrier trans-Pacific volumes and the impact of a wholesale drayage customer changing its port of service to a port with on-dock rail service during the second quarter of 2012 resulting in a reduction in drayage needs.
Revenues in our logistics segment decreased $15.6 million, or 6.5%, from the prior year. The decline is primarily due to a 7.7% decrease in the volume of our ocean and air shipments attributed to competitive pricing pressures, customer attrition and a continued softness in the global market.
Cost of Purchased Transportation and Services. Cost of purchased transportation and services decreased $427.6 million, or 36.2%, in 2013 compared to 2012.
Total intermodal cost of purchased transportation and services decreased $416.1 million, or 42.7%, in 2013 compared to 2012. As expected, the majority of the decrease was due to the cross border agreement with Union Pacific. Excluding the pass-through rail transportation costs in 2012, intermodal cost of purchased transportation and services decreased $28.8 million or 4.9%. This decrease was primarily driven by the previously mentioned change in domestic intermodal service mix and 16.4% decrease in international intermodal volumes.
Cost of purchased transportation and services in our logistics segment decreased $13.2 million, or 6.3%, in 2013 compared to 2012. The decrease was due primarily to the 7.7% decrease in volumes for the reasons mentioned above.
Direct Operating Expenses. Direct operating expenses decreased $8.6 million, or 8.5%, in 2013 compared to 2012, reflecting a decrease in intermodal equipment costs of 11.9% as a result of lowering equipment maintenance and repair costs and a reduction in equipment lease costs. This decrease was offset by a $0.8 million settlement of a property tax dispute related to our intermodal equipment.

Gross Margin. Overall gross margin improved by $1.8 million, or 1.4%, and our gross margin percentage (revenues less the cost of purchased transportation and services and direct operating expense divided by revenues) increased from 9.3% in 2012 to 13.6% in 2013.

Intermodal segment gross margin increased by $4.2 million, or 4.1%, and the gross margin percentage for our intermodal segment increased from 8.7% in 2012 to 14.0% in 2013. Excluding the pass-through rail transportation costs from 2012 operating results, the gross margin percentage increased 110 basis points from 12.9% in 2012 to 14.0% in 2013. The increase in intermodal gross margin and gross margin percentage was driven by our efforts to pare low margin freight volumes and the decreases in intermodal equipment costs mentioned above.
Logistics segment gross margin decreased $2.4 million, or 8.1%, and the gross margin percentage for our logistics segment decreased from 12.4% in 2012 to 12.2% in 2013. The decrease in the gross margin was primarily due to the 7.7% decrease in the volume of ocean and air shipments driven by competitive pressures and the continued softness of the international shipping market, while the gross margin percentage decrease was primarily driven by the competitive pricing pressures in the marketplace.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.2 million, or 2.6%, in 2013 compared to 2012. The decrease was driven by decreases in labor expenses of $2.0 million due to a reduction in Company headcount of approximately 1.2%, reduced consulting expenses of $0.7 million, decreased severance expense of $1.5 million and decreases in various other expenses totaling $2.1 million driven by initiatives to reduce general and administrative expenses. These decreases were partially offset by the transaction costs related to our pending merger with XPO of $1.3 million, and increases in incentive compensation expense of $1.1 million reflecting the improved operating results and insurance expense of $0.7 million, the majority of which is due to a policy audit refund received in the third quarter of 2012 and an increase in premiums in 2013 compared to 2012.
Other Income. Other income increased $0.6 million in 2013 compared to 2012. The increase is due to sublease income from a warehouse facility in the Pacific Northwest which began in the third quarter of 2012.

Income (Loss) From Operations. Income from operations increased $5.6 million from $8.9 million in 2012 to $14.5 million in 2013. Excluding the effects of a settlement of a property tax dispute related to our intermodal equipment and transaction costs related to the pending XPO merger, income from operations increased $7.7 million to $16.6 million in 2013.
Intermodal segment income from operations increased $5.8 million, or 15.1%, in 2013 compared to 2012. Excluding the$0.8 million settlement of a property tax dispute related to our intermodal equipment, intermodal income from operations increased by $6.6 million or 17.2%. The increase was due to the increase in the intermodal gross margin driven by our efforts to pare low margin freight volumes and the decreases in intermodal equipment costs mentioned above, as well as a decrease of $1.6 million in segment selling, general and administrative costs.
The logistics segment incurred a loss from operations of $9.9 million in 2013 compared to a loss from operations of $10.4 million in 2012. The decrease in the loss was due to the $0.6 million increase in other income from the new sublease and a $2.3 million decrease in segment selling, general and administrative expenses, offset by the $2.4 million decrease in logistics gross margin resulting from the decreased volumes mentioned above.
Corporate loss from operations increased $0.7 million, from $19.1 million in 2012 to $19.8 million in 2013. Excluding $1.3 million of transaction costs related to the pending XPO merger, the corporate loss from operations decreased by $0.6 million.
Interest Expense. Interest expense decreased by $0.3 million in 2013 compared to 2012 primarily due to lower average borrowings in 2013. Interest expense is composed of interest paid on our debt, fees charged on the unused portion of our line of credit and outstanding letters of credit and the amortization of deferred financing costs. The decrease is due to the average outstanding debt balance decreasing from $3.0 million for the year ended December 31, 2012 to less than $0.1 million for the year ended December 31, 2013. The weighted average interest rate was approximately 4.0% in both the 2013 and 2012 periods.
Income Tax Expense. We recorded income tax expense of $5.4 million in 2013 compared to $3.2 million in 2012. The effective tax rate was 40.3% in the 2013 period and 42.7% in the 2012 period. The change in the effective tax rate is primarily due to the change in the mix of income among the jurisdictions in which we do business.
Net Income and Earnings Per Share. As a result of the foregoing, net income increased $3.7 million from $4.3 million in 2012 to $8.0 million in 2013. Earnings per share basic and diluted increased from $0.12 per share in 2012 to $0.23 per share in 2013. Excluding the effects of a settlement of a property tax dispute related to our intermodal equipment and transaction costs related to the pending XPO merger, net income for 2013 was $9.3 million and earnings per share basic and diluted was $0.26 for 2013.

Reconciliation of 2013 GAAP Results to 2012 Adjusted Results
For the Twelve Months Ended December 31, 2013 and 2012
(in millions)

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012				Adjusted	% Adjusted
	GAAP	GAAP			Adjusted	Variance	Variance
	Results	Results	Adjustments		Results	2013 vs 2012	2013 vs 2012
Total revenues	$980.6	$1,415.0	$(387.3)	1/	$1,027.7	$(47.1)	(4.6)%
Total cost of purchased transportation and services	753.9	1,181.5	(387.3)	1/	794.2	(40.3)	(5.1)
Total net revenue	$226.7	$233.5	—		$233.5	$(6.8)	(2.9)
Total gross margin percentage	13.6%	9.3%			12.8%	0.8%

Intermodal revenues	$759.1	$1,179.6	(387.3)	1/	$792.3	$(33.2)	(4.2)
Intermodal cost of purchased transportation and services	559.5	975.6	(387.3)	1/	588.3	(28.8)	(4.9)
Intermodal net revenue	$199.6	$204.0	$—		$204.0	$(4.4)	(2.2)%
Intermodal gross margin percentage	14.0%	8.7%			12.9%	1.1%

1/
Effective January 1, 2013, we act as Union Pacific's network manager for US-Mexico cross-border shipments. We are compensated on a fee basis for such services and these fees are recorded as revenues in 2013. We no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business. Accordingly, adjustments were made to exclude these costs from revenues and cost of purchased transportation and services to present 2012 on a net basis.

Reconciliation of 2013 Adjusted Results to 2012 GAAP Results
For the Twelve Months Ended December 31, 2013 and 2012
(in millions, except per share data)

	2013				2012	Adjusted	% Adjusted
	GAAP		Adjusted		GAAP	Variance	Variance
	Results	Adjustments	Results		Results	2013 vs 2012	2013 vs 2012
Intermodal income from operations	$44.2	$0.8	$45.0	1/	$38.4	$6.6	17.2%
Corporate loss from operations	(19.8)	1.3	(18.5)	2/	(19.1)	0.6	(3.1)
Total income from operations	14.5	2.1	16.6	1/, 2/	8.9	7.7	86.5
Net Income	8.0	1.3	9.3	3/	4.3	5.0	116.3
Basic earnings per share	0.23		0.26	3/	0.12	0.14	116.7
Diluted earnings per share	$0.23		$0.26	3/	$0.12	$0.14	116.7%

1/	Excludes the before-tax effect of a settlement of a property tax dispute related to our intermodal equipment
2/	Excludes the before-tax effect of transaction costs related to our pending merger with XPO.
3/	Excludes the after-tax effect of a settlement of a property tax dispute related to our intermodal equipment and transaction costs related to our pending merger with XPO.

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
Cost of purchased transportation and services in our logistics segment decreased $53.5 million, or 20.4%, in 2012 compared to 2011. The decrease was due primarily to decreased volumes resulting from the softening of the international shipping market, customer attrition and management turnover in our European ocean operation.

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

Corporate loss from operations decreased $0.3 million from $19.4 million in 2011 to $19.1 million in 2012. The corporate selling, general and administrative expenses remained relatively consistent year over year.
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

Liquidity and Capital Resources
Cash provided by operating activities was $34.0 million, $6.1 million, and $33.4 million for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively. The increase in cash provided by operating activities in 2013 compared to 2012 was due primarily to the increase in net income in 2013 and the implementation of the new cross border agreement with Union Pacific which provided us with more favorable collection terms than we had under our previous wholesale automotive arrangements. The implementation of this agreement also reduced our outstanding payables because we no longer collect and pass through the rail transportation costs to automotive intermediaries servicing the US-Mexico business.
The decrease in cash provided by operating activities in 2012 compared to 2011 was due primarily to the decrease in income from operations and a decrease in net collections of accounts receivable in 2012.
Cash generated from operating activities is principally used for working capital purposes, to fund capital expenditures and, in the future, would be available to fund any acquisitions we decide to make, repurchase common stock or fund any dividends that we may declare. We had working capital of $69.5 million and $52.2 million at December 31, 2013 and 2012, respectively. The increase is due primarily to the cash generated from operations during the year ended December 31, 2013.
Cash flows used in investing activities were $7.6 million, $9.5 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The 2013 capital expenditures included $5.9 million for information technology systems, $0.8 million for normal computer replacement and $0.9 million of leasehold improvements and other assets.
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
Cash flows used in financing activities were $0.3 million, $0.4 million and $13.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2011, we repaid $13.4 million under our 2010 Credit Agreement.

As of December 31, 2013, $60.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula set forth in the 2010 Credit Agreement, net of $10.9 million of outstanding letters of credit. There was no debt outstanding at December 31, 2013.

We are subject to various restrictions, such as limits on capital expenditures, loans and investments, under the merger agreement with XPO that apply during the period from January 5, 2014 and the consummation of the merger.  For additional information, see "The Merger Agreement" in the Pacer Proxy Statement.
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
The amount available for borrowing under the facility is determined by reference to a borrowing base formula which is equal to the lesser of (1) the aggregate commitments of the lenders (currently $125 million), or (2) an amount equal to the sum of (a) 85% of the eligible accounts receivable, (b) 85% of eligible earned but unbilled accounts receivables up to $20 million and (c) an amount equal to the lesser of (i) 85% of the net orderly liquidation value of eligible owned railcars and chassis as of December 30, 2010 and (ii) $25 million (such lesser amount, the "Closing Date Equipment Formula Amount"), provided that, commencing February 1, 2011, the Closing Date Equipment Formula Amount is reduced monthly based on a seven year straight line monthly amortization schedule), minus (d) the availability reserve (as defined in the 2010 Credit Agreement). As of December 31, 2013, $60 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula described above, net of $10.9 million of outstanding letters of credit. There were no outstanding loans as of December 31, 2013.
Borrowings under the 2010 Credit Agreement bear interest at rates based on a Eurodollar rate plus an applicable margin or a base rate plus an applicable margin. Effective as of July 6, 2012, the margin ranges from 1.75% to 2.25% on Eurodollar rate loans and 0.75% to 1.25% on base rate loans, in each case based on the percentage that our average total outstanding borrowings under the facility bear to the aggregate commitments of the lenders under the facility (currently $125 million). Pursuant to the July 2012 amendment, the applicable margins are no longer subject to further reduction based on the Company's fixed charge coverage ratio. The base rate is the highest of the prime lending rate of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.5%, or the federal funds rate plus 0.5%.
The 2010 Credit Agreement provides for letter of credit fees ranging from 1.75% to 2.25% per annum based on the average quarterly availability as a percentage of the borrowing base, a letter of credit "fronting fee" equal to 0.25% per annum, and a commitment fee payable on the unused portion of the facility, accruing at a rate per annum ranging from 0.250% to 0.375% based on the percentage that the average unused amount of the facility bears to the aggregate commitments of the lenders under the facility. As of December 31, 2013, Eurodollar rate and base rate borrowings under the 2010 Credit Agreement would bear interest at rates of 1.96% and 4.00%, respectively, however no borrowings are outstanding.
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
If the amount of availability under the facility falls below certain specified threshold amounts, we are subject to a fixed charge coverage ratio financial covenant (as defined in the 2010 Credit Agreement) for the preceding 12 month period, which must not be less than 1.1 to 1.0. Additionally, the 2010 Credit Agreement also contains a lockbox feature that will require that all qualified daily cash receipts be promptly applied to the repayment of outstanding borrowings under the facility only during a period commencing on the date in which the Company’s availability under the facility falls below certain threshold amounts (or the date that an event of default occurs) and continuing until the availability has exceeded such threshold amounts for 90 days (and no event of default has existed). As of December 31, 2013, the Company is compliant with all applicable covenants contained within the 2010 Credit Agreement.

During 2013, borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 4.0% per annum.
The 2010 Credit Agreement is guaranteed by all of the Company's domestic subsidiaries and is collateralized by substantially all of the tangible and intangible assets, intercompany debts, stock or other equity interests owned by the Company and its domestic subsidiaries and a majority of the stock or other equity interests of certain of its foreign subsidiaries.
Our operating cash flows are also the primary source for funding our contractual obligations. The table below summarizes as of December 31, 2013, our major commitments (in millions):
Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$136.3	$61.9	$54.6	$13.9	$5.9
Service agreements	25.8	9.7	13.1	3.0	—
Total	$162.1	$71.6	$67.7	$16.9	$5.9
The majority of the operating lease obligations relates to our intermodal segment’s leases of railcars, containers and chassis, but also includes operating leases for tractors used in our local trucking operations. Each year a portion of the operating leases must be renewed or can be terminated based upon equipment requirements. Partially offsetting these lease payment requirements are railcar and container per diem revenues (not reflected in the table above) which were $37.5 million in 2013, $37.9 million in 2012 and $43.3 million in 2011. Certain operating leases for railcars contain provisions for automatic renewal for an additional five year period, resulting in a total lease term from lease inception of fifteen years. The above table assumes the automatic renewal and the minimum lease payments reflect the term for the fifteen years from lease inception.

Service agreements include a commitment for ongoing maintenance and support to information technology providers; a telecommunications commitment for voice, data and frame relay services; an IT licensing, hosting and maintenance commitment; and our human resources benefit system and payroll processing contract.
Based upon the current level of operations and the anticipated future growth in both of our operating segments, management believes that operating cash flow and availability under the 2010 Credit Agreement will be adequate to meet our working capital, capital expenditure and other cash needs during 2014.
Off-Balance Sheet Arrangements
We have not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.
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
We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details, including the rates charged for our services. Our transportation service revenue is recognized after the services have been completed, meaning delivery has occurred and the shipping terms of the contract have been satisfied. Our warehousing, distribution and supply chain services revenues are recognized as the storage or service is rendered.
We have entered into certain agreements that represent multiple-deliverable arrangements. Deliverables under the arrangements represent separate units of accounting that have stand-alone value and no customer-negotiated refunds or return rights exist for the delivered services. These deliverables consist of network management fees, equipment use fees, ocean carrier intermodal services and drayage services. We allocate revenue to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available.
For the ocean carrier intermodal and drayage services, revenue is allocated based on VSOE. VSOE is not available for either the network management fees or the equipment fees. TPE was established for the equipment fees by evaluating similar and interchangeable competitor services in stand-alone sales. TPE could not be established for the network management fees. Therefore, we determined ESP for the network management fees by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives and internal costs. ESP for each deliverable is updated, when appropriate, to ensure that it reflects recent pricing experience.

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
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance has been established through an analysis of accounts receivable aging categories, historical collection experience with our customers, current economic conditions and credit policies. As we monitor our receivables, we identify customers that may have payment problems, adjusting the allowance for doubtful accounts accordingly with an offset to selling, general and administrative expenses. Account balances are charged off against the allowance when recovery is considered remote.
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
Historically, our actual losses have approximated estimated allowances. However, unexpected or significant future events or changes in trends could result in a material impact to our future consolidated results of operations. Based on our results for the year ended December 31, 2013, a 10% deviation from our estimated allowances would have resulted in an increase or decrease of expenses by approximately $0.1 million.

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
At December 31, 2013, we have recorded a net deferred tax asset of $10.1 million which includes a valuation allowance of $0.9 million. We believe that future earnings will be sufficient to fully utilize the net deferred tax assets. The minimum amount of future taxable income required to realize this asset is approximately $27.7 million. Should we not be able to generate sufficient future income in 2014 and beyond, we may be required to record valuation allowances against our deferred tax assets resulting in additional income tax expense in our consolidated statement of comprehensive income.
Furthermore, the year ended December 31, 2010 was the last year we were able to carryback any income tax losses to previous years. As a result, the recoverability of our deferred tax assets will be dependent solely on our ability to generate future taxable income.

•	Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have interest rate exposure, primarily in the United States. We manage interest exposure through floating rate debt. Interest rate swaps may be used to adjust interest rate exposure when appropriate based on market conditions. No interest rate swaps were outstanding at December 31, 2013 or 2012.
Based upon the average variable interest rate debt outstanding during 2013, 2012 and 2011, a 100 basis point change in our variable interest rates would have affected our pre-tax earnings by less than $0.1 million, less than $0.1 million and approximately $0.2 million, respectively.
As our foreign business expands, we will be subjected to greater foreign currency risk. No derivative financial instruments were outstanding as of December 31, 2013 and 2012. We do not use financial instruments for trading purposes.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company, including notes thereto, and the reports of the Company's independent registered public accounting firm are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.
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
Based upon the disclosure controls evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
Pacer’s management, under the supervision and with participation of the CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on this evaluation, management concluded that as of December 31, 2013 our internal control over financial reporting was effective based on criteria in Internal Control — Integrated Framework (1992) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report on page F-3.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable

Part III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Directors.
The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading "Proposal 1: Election of Directors" in our Proxy Statement for our 2014 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2013 year.

(b)	Identification of Executive Officers.
Certain information concerning our executive officers is presented in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant" in accordance with General Instruction G(3) of Form 10-K.

(c)	Audit Committee Information; Financial Expert.
The information required by this Item with respect to the Audit Committee of our Board of Directors and the Audit Committee financial expert is incorporated herein by reference to the discussion under the heading "Audit Committee" in our Proxy Statement for our 2014 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2013 year.

(d)	Section 16(a) Compliance.
The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for our 2014 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2013 year.

(e)	Code of Ethics.
Our code of ethics applicable to all directors and employees, including our CEO, CFO, principal accounting officer or controller, or persons performing similar functions, was adopted by our Board of Directors on January 27, 2004. Our code of ethics is posted on our website at www.pacer.com in the "Investors, Corporate Governance" sub-pages and is also available free of charge by written request to our Secretary at Pacer International, Inc., 11231 Phillips Industrial Blvd, E, Suite 200 Building #1, Jacksonville, FL 32256. Any amendment to, or waiver from, our code of ethics will be posted on our website within four business days following such amendment or waiver.

(f)	Policy for Nominees.
The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading "Nominating and Corporate Governance Committee" in our Proxy Statement for our 2014 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2013 year. No material changes to the nominating process have occurred.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussions under the headings "2013 Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for our 2014 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2013 year. The information required under Item 407(e)(5) of Regulation S-K is set forth under the heading "Compensation Committee Report" in our Proxy Statement for our 2014 annual meeting of shareholders, and is being furnished in this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of Pacer common shares as of February 26, 2014, for each person known to Pacer to beneficially own more than 5% of Pacer’s common shares; each of Pacer’s directors and named executive officers (the "NEOs"); and all current executive officers and directors as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he or she has no economic interest. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such person that are exercisable within 60 days of February 26, 2014, but excludes shares of common stock underlying options held by any other person.

Except in cases where community property laws apply or as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

The percentage of beneficial ownership is based on 35,388,493 shares of common stock outstanding as of February 26, 2014.

	Common Stock Outstanding (1)	Common Stock Underlying Options Exercisable Within 60 Days	Total Number of Shares Beneficially Owned	Percent
Becker Drapkin Management, L.P. (2)	2,158,989	—	2,158,989	6.1
BlackRock, Inc. (3)	2,546,171	—	2,546,171	7.2
Rutabaga Capital Management (4)	2,318,135	—	2,318,135	6.6
Daniel W. Avramovich	166,309	216,667	382,976	1.1
Dennis A. Chantland	62,292	12,000	74,292	*
J. Douglass Coates	40,292	12,000	52,292	*
P. Michael Giftos	33,267	9,000	42,267	*
Robert J. Grassi	64,292	12,000	76,292	*
John J. Hafferty	61,673	—	61,673	*
Michael F. Killea	74,778	—	74,778	*
Robert D. Lake	49,900	—	49,900	*
Robert W. Noonan	—	—	—	*
Robert F. Starzel	33,792	12,000	45,792	*
Paul C. Svindland (5)	77,500	—	77,500	*
All directors and executive officers as a group (16 persons)	682,051	273,667	955,718	2.7
*Less than 0.5%

(1)
Amounts shown in this column include with respect to Pacer’s directors and executive officers, including the NEOs, (i) all shares of restricted stock granted to such directors and officers, (ii) shares issuable with respect to restricted stock units granted to such officers that vest within 60 days of February 26, 2014 if such officer remains employed by the Company on the vesting date and (iii) shares earned with respect to the performance units awarded in March 2011 to such officers that vest within 60 days of February 26, 2014 if such officer remains employed by Pacer on the vesting date. All such shares of restricted stock, restricted stock units and performance units were granted under Pacer’s 2006 Long-Term Incentive Plan (the "2006 Plan") or Pacer’s 2012 Omnibus Incentive Plan (the "2012 Plan"). The shares of issuable with respect to the restricted stock units and performance units are subject to forfeiture in accordance with the executive officer’s award agreement, including termination of employment before the applicable vesting date, which is March 5, 2014 with respect to the restricted stock units and performance units reflected in the table. Except for the certain options granted to the Chief Executive Officer in March 2013 which vest on March 5, 2014 and are shown in the options column, the amounts in the above table do not include any shares issuable in connection with the performance units awarded in March 2012 or March 2013 or the options awarded in March 2012 and March 2013 to Pacer executive officers, including the NEOs, as the applicable vesting dates have not yet occurred and do not occur within 60 days of February 26, 2014.

(2)
Based on information contained in Amendment No. 3 to Schedule 13D filed on January 7, 2014, Becker Drapkin Management, L.P. ("BDM"), Becker Drapkin Partners (QP), L.P. ("QP"), Becker Drapkin Partners, L.P. ("LP"), BD Partners VI, L.P. ("Partners"), BD Partners VI SPV, L.P. ("SPV"), BC Advisors, LLC ("BCA"), Steven R. Becker and Matthew A. Drapkin, report the following ownership: QP has sole voting and dispositive power over 1,145,101 shares; LP has sole voting and dispositive power over 176,132 shares; Partners has sole voting and dispositive power over 759,730 shares, and SPV has sole voting and dispositive power over 78,026 shares. As general partner of each of QP, LP, Partners and SPV, BDM may be deemed to have the shared power to vote or direct the voting of (and shared power to dispose or direct the disposition of) 2,158,989 shares. As the general partner and investment manager of QP, LP, Partners and SPV, BDM may be deemed to have shared voting and dispositive power of the shares beneficially owned by QP, LP, Partners and SPV. As general partner of BDM, BCA may be deemed to have the shared power to vote or direct the voting of (and shared power to dispose or direct the disposition of) the shares beneficially owned by BDM. As the co-managing members of BCA, each of Mr. Becker and Mr. Drapkin may be deemed to have the shared power to vote or direct the voting of (and shared power to dispose or direct the disposition of) any shares beneficially owned by BCA. The business address for BDM, QP, LP, Partners, SPV, Advisors and Messrs. Becker and Drapkin is 500 Crescent Court, Suite 230, Dallas, TX 75201.

(3)
Based on information contained in Amendment No. 4 to a Schedule 13G filed on January 30, 2014, BlackRock, Inc. has sole voting over 2,480,899 shares and sole dispositive power over 2,546,171 shares and shared voting and dispositive power over 0 shares. The business address for BlackRock, Inc. is 40 East 52 nd Street, New York, NY 10022.

(4)
Based on information contained in Amendment No. 1 to Schedule 13G filed on February 15, 2013, Rutabaga Capital Management has sole voting power over 2,016,435 shares, sole dispositive power over 2,318,135 shares, shared voting over 301,700 shares and shared dispositive power over 0 shares. The business address for Rutabaga Capital Management is 64 Broad Street, 3rd Floor, Boston, MA 02109.

(5)	Paul Svindland served as Chief Operating Officer from November 12, 2012 to January 13, 2014.

The following table summarizes information as of December 31, 2013 about awards under our equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,286,609	(1)	$6.29	(1)	680,832	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	3,286,609	(1)	$6.29	(1)	680,832	(2)

(1) Performance stock units and restricted stock units (see note 2 below) are included in the amount reflected in column (a) and are not included in the column (b) calculation of weighted-average exercise price of outstanding options, warrants and rights.

(2) Under our 2002 Plan, 2006 Plan and 2012 Plan, options to purchase 143,000 shares, 487,985 shares and 1,796,781 shares, respectively, of our common stock were outstanding as of December 31, 2013. As of December 31, 2013, 76,818 restricted shares of common stock had been issued and were outstanding under the 2006 Plan. Also outstanding under the 2006 Plan and 2012 Plan as of December 31, 2013 are (a) 29,298 and 187,500 restricted stock units, respectively and (b) 286,485 and 355,560 performance units, respectively. The number of shares of common stock to be issued pursuant to the performance units will vary depending on our achievement of operating income and operating margin targets in the applicable performance period and continued employment by the grantee through March 5, 2014, 2015 or 2016. At December 31, 2013, a maximum of 344,634 additional common shares may be issued in regards to the performance unit awards, and we had available 0.7 million shares of our common stock for future issuance under the 2012 Plan. No further awards can be made under our 2002 or 2006 Plans.

The Board has reserved a total of 2,775,000 shares of common stock for issuance under the 2012 Plan plus such number of shares of common stock relating to awards under the 2002 Plan and 2006 Plan that expire, are canceled, are not earned or terminate for any reason without the issuance or delivery of shares. Such number of shares is subject to adjustment for a stock split, reverse stock split, stock dividend, combination or reclassification of the shares, or any other similar transaction (but not the issuance or conversion of convertible securities). Each share of common stock subject to an option or SAR award under the 2012 Plan will be counted as one share, and each share of common stock granted as restricted stock awards, restricted stock units, performance units, performance shares, dividend equivalent right or other equity-based award under the 2012 Plan will be counted as 1.26 shares, against the maximum aggregate number of shares available under the 2012 Plan. If an award, other than a Substitute Award (defined below), under the 2012 Plan is forfeited or otherwise terminates without the issuance or delivery of some or all of the shares underlying the award to the grantee, or becomes unexercisable without having been exercised in full, the remaining shares that were subject to the award will become available for future awards under the 2012 Plan in the same amount as such shares were originally counted against the maximum number of shares available under the 2012 Plan; provided that (A) shares that are tendered to the Company by a grantee as (a) full or partial payment of the exercise or purchase price of any equity-based award or (b) payment of any applicable withholding for federal, state, city, local or foreign taxes incurred in connection with the exercise, vesting or payment of any Award under the 2012 Plan, 2006 Plan or the 2002 Plan; and (B) shares that are not issued as a result of the net settlement of a SAR or option will not become available for future grant under the 2012 Plan.

Substitute Awards will not reduce the number of shares available for issuance under the 2012 Plan. "Substitute Awards" are awards granted in assumption of or in substitution for outstanding awards previously granted by a company acquired by or merged into or with the Company or any of its subsidiaries.

For information about the effect of the pending merger with XPO on our outstanding equity awards, please see the "Proposal 1: The Merger-Interests of Pacer’s Directors and Executive Officers in the Merger" in the Pacer Proxy Statement for the Special Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the discussion under the headings "Certain Relationships and Related Transactions," "Review, Approval or Ratification of Transactions with Related Persons" and "Director Independence" in our Proxy Statement for our 2014 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2013 year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the discussion under the headings "Fees Billed by Independent Registered Public Accounting Firm" and "Pre-Approval of Audit and Non-Audit Services" in our Proxy Statement for our 2014 annual meeting of shareholders which is expected to be filed with the SEC no later than 120 days after the end of our 2013 year.

Part IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	List of Financial Statements Filed as Part of this Annual Report on Form 10-K:
A list of our consolidated financial statements, notes to consolidated financial statements and accompanying reports of the independent registered public accounting firms appears in the index to consolidated financial statements and financial statement schedules on page F-1, which is filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts, for each of the years ended December 31, 2013, 2012 and 2011, which appears on page S-1, is filed as part of this Annual Report on Form 10-K.
All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(3)	Exhibits:
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated January 5, 2014, by and among Pacer International, Inc., XPO Logistics, Inc. and Acquisition Sub, Inc. ((Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 6, 2014). (Commission File No. 0-49828).

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

3.7
Amendment dated July 23, 2013 to the Second Amended and Restated Bylaws of Pacer International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2013). (Commission File No. 0-49828).

Exhibit Number	Exhibit Description
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

10.9
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

10.12
Amendment to the Stock Option Agreements Evidencing Outstanding Options Granted Under the Pacer International, Inc. 2002 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2006). (Commission File No. 0-49828).+

10.13
Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement - Employee (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.14
Pacer International, Inc. 2002 Stock Option Plan Form of Stock Option Agreement - Non-Employee Director (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.15
Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Appendix A of the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 9, 2007). (Commission File No. 0-49828).+

10.16
Form of Restricted Stock Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 6, 2007). (Commission File No. 0-49828).+

10.17
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

10.19
Form of Time-Based Restricted Stock Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 7, 2010). (Commission File No. 0-49828).+

10.20
Form of Restricted Stock Award Agreement for Independent Directors pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K ended December 31, 2010). (Commission File No. 0-49828).+

10.21
Form of Performance Unit Award Agreement pursuant to the Pacer International, Inc. 2006 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010). (Commission File No. 0-49828). +

10.22
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

Exhibit Number	Exhibit Description
10.24
Pacer International 2012 Omnibus Incentive Plan (Incorporated by reference to Appendix A of the Company's definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2012). (Commission File No. 0-49828). +

10.25
Form of Stock Option Award Agreement (for employees) pursuant to the Pacer International 2012 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012). (Commission File No. 0-49828). +

10.26
Form of Performance Stock Unit Award Agreement (for employees) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012). (Commission File No. 0-49828). +

10.27
Form of Restricted Stock Unit Award Agreement (for employees) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012). (Commission File No. 0-49828). +

10.28
Form of Restricted Stock Award Agreement (for non-employee directors) pursuant to the Pacer International, Inc. 2012 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012). (Commission File No 0-49828). +

10.29
Form of Supplemental Severance Benefit Letter from the Company to certain executive officers and key personnel (Incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2007). (Commission File No. 0-49828).+

10.30
Form of Amendment to Employment Agreement, dated as of December 31, 2008, signed with executive officers and other key personnel subject to Employment Agreements. (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

10.31
Form of Employment Agreement Amendment by and among Pacer International, Inc., XPO Logistics, Inc. and certain executive officers. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 6, 2014). (Commission File No. 0-49828). +

10.32	Pacer International, Inc. 2014 Performance Bonus Plan.

10.33	Pacer International, Inc. 2013 Performance Bonus Plan (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012).+

10.34	Pacer International, Inc. Nonqualified Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013).+

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
10.37
Amendment dated February 16, 2009 to Employment Agreement dated as of August 22, 2001 as amended by amendments dated February 19, 2007 and December 31, 2008 between Pacer International, Inc. and Michael F. Killea. (Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2008). (Commission File No. 0-49828).+

10.38
Employment Agreement, dated June 30, 2008, between Pacer International, Inc. and Daniel W. Avramovich. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008).+

10.39
Separation Agreement and Release of Claims dated April 8, 2013 between Pacer International, Inc. and Michael A. Burns (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013).+

10.40
Employment Agreement, dated September 11, 2012, between Pacer International, Inc. and Jeff Cook. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012). (Commission File No. 0-49828).+

10.41
Employment Agreement, dated March 29, 2010, between Pacer International, Inc. and John J. Hafferty (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010). (Commission File No. 0-49828).+

10.42
Employment Agreement dated May 16, 2011 between Pacer International, Inc. and Florian Kete. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011). (Commission File No. 0-49828).+

10.43
Employment Agreement dated April 8, 2013 between Pacer International, Inc. and Julie Krehbiel. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013). (Commission File No. 0-49828).+

10.44
Employment Agreement dated March 12, 2012 between Pacer International, Inc. and Robert W. Noonan. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012). (Commission File No. 0-49828).+

10.45
Employment Agreement dated November 12, 2012 between Pacer International, Inc. and Paul C. Svindland. (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012). (Commission File No. 0-49828). +

10.46
Employment Agreement, dated May 1, 2007, between Pacer International, Inc. and James Ward (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated April 6, 2007). (Commission File No. 0-49828).+

10.47
Employment Agreement, dated August 25, 2008, between Pacer Global Logistics, Inc. (now known as Pacer Transportation Solutions, Inc.) and F. Franklin Sutherland. (Incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).(Commission File No. 0-49828).+

10.48	Amendment to Employment Agreement date November 5, 2013 between Pacer International, Inc. and F. Franklin Sutherland.

10.49	Employment Agreement dated November 1, 2012, between Pacer International, Inc. and Paul V. Smith

21	Subsidiaries of Pacer International, Inc.

23	Consent of Independent Registered Public Accounting Firm - KPMG LLP

Exhibit Number	Exhibit Description
31.1	Certification of Daniel W. Avramovich pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of John J. Hafferty pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Daniel W. Avramovich and John J. Hafferty pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

PACER INTERNATIONAL, INC.

Date:	February 26, 2014	By:	/s/ John J. Hafferty
John J. Hafferty Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date:	February 26, 2014	By:	/s/ Daniel W. Avramovich
Daniel W. Avramovich Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 26, 2014	By:	/s/ Jeffrey J. Cook
Jeffrey J. Cook Vice President and Controller (Principal Accounting Officer)

Date:	February 26, 2014	By:	/s/ Dennis A. Chantland
Dennis A. Chantland Director

Date:	February 26, 2014	By:	/s/ J. Douglass Coates
J. Douglass Coates Director

Date:	February 26, 2014	By:	/s/ P. Michael Giftos
P. Michael Giftos Director

Date:	February 26, 2014	By:	/s/ Robert J. Grassi
Robert J. Grassi Director

Date:	February 26, 2014	By:	/s/ Robert D. Lake
Robert D. Lake Director

Date:	February 26, 2014	By:	/s/ Robert F. Starzel
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
We have audited the accompanying consolidated balance sheets of Pacer International, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements we have also audited the financial statement schedule, Schedule II “Valuation and Qualifying Accounts.” These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacer International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Columbus, Ohio
February 26, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pacer International, Inc.:
We have audited Pacer International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2013 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pacer International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Columbus, Ohio
February 26, 2014

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except share and per share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$46.3	$20.2
Accounts receivable, net of allowances of $1.0 million	110.0	132.7
Prepaid expenses and other	6.1	9.4
Deferred income taxes	2.2	2.4
Total current assets	164.6	164.7
Property and equipment
Property and equipment, cost	106.6	108.8
Accumulated depreciation	(61.2)	(62.0)
Property and equipment, net	45.4	46.8
Other assets
Deferred income taxes	7.9	12.6
Other assets	8.2	9.9
Total other assets	16.1	22.5
Total assets	$226.1	$234.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other accrued liabilities	95.1	112.5
Long-term liabilities
Other	1.0	1.3
Total liabilities	96.1	113.8
Stockholders’ equity
Preferred stock, par value $0.01 per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.01 per share; 150,000,000 shares authorized; 35,388,493 and 35,085,577 issued and outstanding	0.4	0.4
Additional paid-in capital	307.5	305.7
Accumulated deficit	(177.9)	(185.9)
Total stockholders’ equity	130.0	120.2
Total liabilities and stockholders’ equity	$226.1	$234.0

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
(in millions, except share and per share data)	December 31, 2013	December 31, 2012	December 31, 2011
Revenues	$980.6	$1,415.0	$1,478.5
Operating expenses:
Cost of purchased transportation and services	753.9	1,181.5	1,218.7
Direct operating expenses	93.0	101.6	105.8
Selling, general and administrative expenses	120.2	123.4	131.8
Other income	(1.0)	(0.4)	(4.8)
Total operating expenses	966.1	1,406.1	1,451.5
Income from operations	14.5	8.9	27.0
Interest expense	(1.1)	(1.4)	(2.3)
Income before income taxes	13.4	7.5	24.7
Income tax expense	(5.4)	(3.2)	(10.8)
Net income	$8.0	$4.3	$13.9
Earnings per share:
Basic:
Earnings per share	$0.23	$0.12	$0.40
Weighted average shares outstanding	35,292,927	35,069,099	34,959,819
Diluted:
Earnings per share	$0.23	$0.12	$0.40
Weighted average shares outstanding	35,657,910	35,338,338	35,066,417

Other comprehensive income:
Foreign currency translation adjustment	$—	$(0.4)	$0.7
Comprehensive income	$8.0	$3.9	$14.6

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share amounts)	Common Stock		Additional Paid-in		Accumulated Other Comprehensive	Total Stockholders’
	No. of			Accumulated
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance December 31, 2010	34,911,674	$0.4	$302.5	$(204.1)	$(0.3)	$98.5
Net income	—	—	—	13.9	—	13.9
Foreign currency translation adjustment	—	—	—	—	0.7	0.7
Stock based compensation	—	—	2.4	—	—	2.4
Tax impact of stock based compensation	—	—	(0.1)	—	—	(0.1)
Issuance of common stock for vesting of restricted stock units	19,820	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	57,895	—	—	—	—	—
Repurchase and retirement of Pacer common stock	(10,116)	—	(0.1)	—	—	(0.1)
Balance December 31, 2011	34,979,273	$0.4	$304.7	$(190.2)	$0.4	$115.3
Net income	—	—	—	4.3	—	4.3
Foreign currency translation adjustment	—	—	—	—	(0.4)	(0.4)
Stock based compensation	—	—	1.8	—	—	1.8
Tax impact of stock based compensation	—	—	(0.7)	—	—	(0.7)
Issuance of common stock for vesting of restricted stock units	55,330	—	—	—	—	—
Issuance of restricted stock, net of forfeitures	58,446	—	—	—	—	—
Repurchase and retirement of Pacer common stock	(7,472)	—	(0.1)	—	—	(0.1)
Balance December 31, 2012	35,085,577	$0.4	$305.7	$(185.9)	$—	$120.2
Net income	—	—	—	8.0	—	8.0
Foreign currency translation adjustment	—	—	—	—	—	—
Stock based compensation	—	—	2.5	—	—	2.5
Tax impact of stock based compensation	—	—	(0.7)	—	—	(0.7)
Issuance of common stock for vesting of restricted and performance stock units	230,067	—	—	—	—	—
Issuance of restricted stock	76,818	—	—	—	—	—
Repurchase and retirement of Pacer common stock	(3,969)	—	—	—	—	—
Balance December 31, 2013	35,388,493	$0.4	$307.5	$(177.9)	$—	$130.0

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in millions)	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities
Net income	$8.0	$4.3	$13.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8.6	7.9	7.2
Gain on sale of property and equipment	—	—	(0.1)
Gain on sale of railcar assets	—	—	(4.7)
Amortization of deferred gain on sale lease-back transactions	(0.7)	(0.8)	(0.7)
Deferred taxes	4.5	2.5	12.4
Stock based compensation expense	2.5	1.8	2.4
Change in operating assets and liabilities
Accounts receivable, net	22.7	0.8	19.0
Prepaid expenses and other	3.3	2.9	3.1
Accounts payable and other accrued liabilities	(16.6)	(14.4)	(20.7)
Other assets	1.7	2.0	1.8
Other liabilities	—	(0.9)	(0.2)
Net cash provided by operating activities	34.0	6.1	33.4
Cash flows from investing activities
Capital expenditures	(7.6)	(11.4)	(8.0)
Purchase of railcar assets	—	(28.4)	(22.1)
Net proceeds from sale of railcar assets	—	—	28.9
Net proceeds from sale lease-back transaction	—	30.2	—
Proceeds from sales of property and equipment	—	0.1	1.1
Net cash used in investing activities	(7.6)	(9.5)	(0.1)
Cash flows from financing activities
Net repayments under revolving line of credit agreement	—	—	(13.4)
Debt issuance costs paid to third parties	—	(0.2)	—
Repurchase and retirement of Pacer common stock	—	(0.1)	(0.1)
Withholding tax paid upon vesting of restricted and performance stock units	(0.3)	(0.1)	—
Net cash used in financing activities	(0.3)	(0.4)	(13.5)
Net increase (decrease) in cash and cash equivalents	26.1	(3.8)	19.8
Cash and cash equivalents at beginning of period	20.2	24.0	4.2
Cash and cash equivalents at end of period	$46.3	$20.2	$24.0
Supplemental disclosures of cash flow information:
Cash paid for interest	$0.7	$1.1	$1.6
Cash paid (refunded) for income taxes	0.3	(0.1)	(7.7)
Noncash investing activity:
Property and equipment purchases included in accounts payable and other accrued liabilities	$0.3	$0.7	$1.0

The accompanying notes are an integral part of the consolidated financial statements.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Pacer International, Inc. and subsidiaries (referred to in these notes to consolidated financial statements as "Pacer", "the Company", "we", "us" or "our") are a leading asset-light transportation and global logistics service provider that facilitates the movement of freight from origin to destination through our intermodal and logistics segments.
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
Accounts Receivable
Accounts receivable are recorded at the invoice amount. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance has been established through an analysis of accounts receivable aging categories, historical collection experience with our customers, current economic conditions and credit policies. As we monitor our receivables, we regularly identify customers that may have payment problems, adjusting the allowance for doubtful accounts accordingly with an offset to selling, general and administrative expenses. Account balances are charged off against the allowance when recovery is considered remote. The Company does not have any off balance sheet credit exposure related to its customers. At December 31, 2013 and December 31, 2012, accounts receivable included unbilled amounts of $18.1 million and $11.8 million, respectively.
Property and Equipment
Property and equipment are recorded at cost. The Company capitalizes certain costs of internally developed software including purchased materials and services and payroll and payroll related costs.

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
Deferred Financing Costs
The deferred financing costs included in other assets relate to the costs incurred in the placement of the Company’s debt. The balance of $1.3 million and $1.6 million at December 31, 2013 and 2012 relate to those costs to be amortized over the remaining life of our 2010 Credit Agreement (see Note 2).
In 2012, $0.2 million of deferred financing costs were incurred related to an amendment to the Company's 2010 Credit Agreement.
Revenue Recognition
We recognize revenue when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. We maintain signed contracts with many of our customers and have bills of lading specifying shipment details, including the rates charged for our services. Revenues are presented net of sales and volume discounts.
Our transportation service revenue is recognized after the services have been completed, meaning delivery has occurred and the shipping terms of the contract have been satisfied. Our warehousing, distribution and supply chain services revenues are recognized as the storage or service is rendered.
We have entered into certain agreements that represent multiple-deliverable arrangements. Deliverables under the arrangements represent separate units of accounting that have stand-alone value and no customer-negotiated refunds or return rights exist for the delivered services. These deliverables consist of network management fees, equipment use fees, ocean carrier intermodal services and drayage services. We allocate revenue to each deliverable based on the relative selling price method. The relative selling price method is based on a hierarchy consisting of vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling prices (ESP), if neither VSOE nor TPE is available.

For the ocean carrier intermodal and drayage services, revenue is allocated based on VSOE. VSOE is not available for either the network management fees or the equipment fees. TPE was established for the equipment fees by evaluating similar and interchangeable competitor services in stand-alone sales. TPE could not be established for the network management fees. Therefore, we determined ESP for the network management fees by considering several external and internal factors including, but not limited to, pricing practices, similar product offerings, margin objectives and internal costs. ESP for each deliverable is updated, when appropriate, to ensure that it reflects recent pricing experience.

Revenue is recognized for each of the deliverables when the revenue recognition conditions discussed above are met.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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
Stock-Based Compensation
The Company has adopted ASC Topic 718 ("ASC 718"), "Compensation – Stock Compensation," which establishes the accounting for employee stock-based awards. The Company has granted incentive awards in the form of common stock options, restricted stock, restricted stock units and performance stock units. Under the provisions of ASC 718, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as expense over the awards' requisite service period and, in the case of performance stock units, as performance targets are met, or expected to be met. The Company estimates an expected forfeiture rate and only recognizes expense for the shares expected to vest. The forfeiture rate is estimated based on historical experience and expectations regarding future pre-vesting termination behavior of employees. To the extent the actual forfeiture rate is different from the estimate, stock-based compensation expense is adjusted accordingly.
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
For the year ended December 31, 2013, one customer contributed more than 10% of total consolidated revenues (individually contributed 10.7%). Two customers contributed more than 10% of total consolidated revenues, contributing 18.6% and 17.3% respectively for the year ended December 31, 2012. Two customers contributed more than 10% of total consolidated revenues, contributing 15.3% and 15.1% respectively for the year ended December 31, 2011.
Approximately 21%, 40% and 33% of total consolidated revenues for the years ended December 31, 2013, 2012 and 2011 were related to the automotive industry, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
Reclassification
Certain reclassifications have been made to the 2012 and 2011 financial statements in order to conform to the 2013 presentation. These reclassifications have no effect on our results of operations, total assets or accumulated deficit as previously reported.
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
The amount available for borrowing under the facility is determined by reference to a borrowing base formula which is equal to the lesser of (1) the aggregate commitments of the lenders (currently $125 million), or (2) an amount equal to the sum of (a) 85% of the eligible accounts receivable, (b) 85% of eligible earned but unbilled accounts receivables up to $20 million, and (c) an amount equal to the lesser of (i) 85% of the net orderly liquidation value of eligible owned railcars and chassis as of December 30, 2010 and (ii) $25 million (such lesser amount, the "Closing Date Equipment Formula Amount"), provided that, commencing February 1, 2011, the Closing Date Equipment Formula Amount is reduced monthly based on a seven year straight line monthly amortization schedule), minus (d) the availability reserve (as defined in the 2010 Credit Agreement). As of December 31, 2013, $60.0 million was available under the 2010 Credit Agreement pursuant to the borrowing base formula described above, net of $10.9 million of outstanding letters of credit. There were no outstanding loans as of December 31, 2013.
Borrowings under the 2010 Credit Agreement bear interest at rates based on a Eurodollar rate plus an applicable margin or a base rate plus an applicable margin. Effective as of July 6, 2012, the margin ranges from 1.75% to 2.25% on Eurodollar rate loans and 0.75% to 1.25% on base rate loans, in each case based on the percentage that our average total outstanding borrowings under the facility bear to the aggregate commitments of the lenders under the facility (currently $125 million). Pursuant to the July 2012 amendment, the applicable margins are no longer subject to further reduction based on the Company's fixed charge coverage ratio. The base rate is the highest of the prime lending rate of the Administrative Agent, the Eurodollar rate for a 30-day interest period plus 1.5%, or the federal funds rate plus 0.5%.
The 2010 Credit Agreement provides for letter of credit fees ranging from 1.75% to 2.25% per annum based on the average quarterly availability as a percentage of the borrowing base, a letter of credit "fronting fee" equal to 0.25% per annum, and a commitment fee payable on the unused portion of the facility, accruing at a rate per annum ranging from 0.250% to 0.375% based on the percentage that the average unused amount of the facility bears to the aggregate commitments of the lenders under the facility.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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
If the amount of availability under the facility falls below certain specified threshold amounts, we are subject to a fixed charge coverage ratio financial covenant (as defined in the 2010 Credit Agreement) for the preceding 12 month period, which must not be less than 1.1 to 1.0. Additionally, the 2010 Credit Agreement also contains a lockbox feature that will require that all qualified daily cash receipts be promptly applied to the repayment of outstanding borrowings under the facility only during a period commencing on the date in which the Company’s availability under the facility falls below certain threshold amounts (or the date that an event of default occurs) and continuing until the availability has exceeded such threshold amounts for 90 days (and no event of default has existed). As of December 31, 2013, the Company is compliant with all applicable covenants contained within the 2010 Credit Agreement.
During 2013, borrowings under the 2010 Credit Agreement bore a weighted average interest rate of 4.0% per annum.
The 2010 Credit Agreement is guaranteed by all of the Company's domestic subsidiaries and is collateralized by substantially all of the tangible and intangible assets, intercompany debts, stock or other equity interests owned by the Company and its domestic subsidiaries and a majority of the stock or other equity interests of certain of its foreign subsidiaries.
NOTE 3. RAILCAR ASSET SALE
During 2011, the Company purchased 245 railcars pursuant to purchase options under various lease agreements. These leases were previously accounted for as operating leases. The railcar purchases were financed through borrowings under the 2010 Credit Agreement. On July 22, 2011, the Company sold the railcar assets for net proceeds of $28.9 million. The Company recorded a gain as a result of the transaction net of related transaction costs and other carrying costs of approximately $4.7 million which is included in other income on the consolidated statement of comprehensive income. Proceeds from the sale of the railcars were used to repay outstanding borrowings under the 2010 Credit Agreement.
NOTE 4. ARRANGEMENTS WITH UNION PACIFIC
On November 3, 2009, the Company entered into (i) an amendment (the "Amendment") to the Amended and Restated Rail Transportation Agreement dated as of May 15, 2002, among Union Pacific, the Company, and American President Lines, Ltd., and APL Co. PTE Ltd. (collectively, "APL") (the "2002 Agreement") and (ii) a new commercial rail transportation agreement (the "2009 Commercial Agreement") and other agreements with Union Pacific (collectively, the "November 2009 Arrangements"). The Amendment provides that the rates and other terms and conditions of the 2002 Agreement will no longer apply to domestic shipments in 48- and 53-foot containers (also referred to as "domestic big box shipments") tendered by Pacer for transportation by Union Pacific, which shipments will be subject to the terms and conditions of the 2009 Commercial Agreement.
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
Under the 2009 Commercial Agreement, the Company agreed that rates and fuel surcharges for domestic big box shipments payable by the Company to Union Pacific for transportation on the Union Pacific network would adjust gradually over a two-year period to "market" levels and full fuel surcharge and would continue on competitive terms after October 11, 2011, the expiration date of the 2002 Agreement.

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
The 2002 Agreement remained in effect through its October 11, 2011 expiration date with respect to shipments (other than the domestic big box shipments) and other matters not expressly governed by the November 2009 Arrangements, including the rates, terms and conditions applicable to (1) international shipments generally in 20, 40 and 45-ft. containers owned or leased by APL; (2) domestic shipments in containers owned or leased by APL or other third party ocean carriers (known as domestic and international reload services or avoided repositioning cost ("ARC") moves); and (3) international shipments in containers owned or leased by other third party ocean carriers. The 2002 Agreement also established certain conditions applicable to automotive shipments (which primarily move between the United States and Mexico) in containers owned or leased by Pacer. The 2009 Commercial Agreement established terms and conditions to provide the Company with a continued exclusive position on the Union Pacific network with regard to offering services to meet ocean carrier customers’ needs in conjunction with and in addition to the Union Pacific rail transportation service. Prior to and in connection with the October 2011 expiration of the 2002 Agreement, the Company entered into rate agreements with Union Pacific covering automotive shipments, ARC moves and all but one of its third party ocean carrier customers.
The 2009 Commercial Agreement has a multi-year term and thereafter will automatically renew for one-year periods subject to certain conditions, including a minimum volume requirement, and subject to cancellation by either party with specified notice. In connection with the agreements and arrangements described above, including the amendment of the 2002 Agreement, Union Pacific paid Pacer $30 million. The payment was used to pay down outstanding borrowings under the Company’s prior credit facility on November 4, 2009. In 2009, the Company recognized other income of $17.5 million related to the Amendment (net of $1.2 million of accelerated chassis delivery costs), and $11.3 million of deferred gain was amortized to costs of purchased transportation and services through October 11, 2011, the expiration date of the 2002 Agreement. The total amount of amortization for the year ended December 31, 2011 was $4.7 million. There was no amortization for the years ended December 31, 2013 and 2012.
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
On October 19, 2012, the Company entered into a multi-year agreement with Union Pacific to arrange, manage and provide wholesale intermodal transportation services for automotive parts shipments between the United States and Mexico. The new agreement changed the nature of the Company's participation in this business. Prior to 2013, the Company contracted for rail transportation from multiple rail carriers and combined that with the Company's equipment and network logistics management services to intermediaries. Under the new agreement, effective January 1, 2013, the Company no longer collects and passes through the rail transportation costs to automotive parts intermediaries servicing this US-Mexico business, but acts as Union Pacific's manager for cross-border shipments and provides rail container and chassis management services for Union Pacific in Mexico. The Company is compensated on a fee basis for such services and the use of the Company's equipment. Accordingly, beginning January 1, 2013, for US-Mexico automotive parts shipments, the Company's financial results no longer include the revenue and costs associated with the purchased rail transportation except to the extent that we are servicing customers as a direct retail provider.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 5. INCOME TAXES
The provision for income taxes is as follows (in millions):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Current:
Federal	$—	$—	$(2.6)
State	0.6	0.4	0.7
Foreign	0.3	0.3	0.3
Total current	0.9	0.7	(1.6)
Deferred:
Federal	3.7	2.8	9.5
State	1.0	—	2.9
Foreign	(0.2)	(0.3)	—
Total deferred	4.5	2.5	12.4
Total provision	$5.4	$3.2	$10.8
Income (loss) before taxes includes the following components (in millions):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
United States	$11.5	$7.8	$22.6
Outside U.S.	1.9	(0.3)	2.1
	$13.4	$7.5	$24.7
The reconciliation of the net effective income tax rate to the U.S. federal statutory income tax rate is as follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.8	5.0	3.3
Deferred tax asset valuation allowances, net of federal benefit	1.8	0.1	0.3
Non-deductible business meals	0.7	1.5	0.4
Tax penalties	0.1	0.3	0.1
Impact of change in state apportionment on deferred taxes	(0.3)	(1.1)	4.3
Prior tax year adjustments	0.9	0.3	2.2
Tax credits	—	(0.1)	(0.2)
Tax settlements	—	0.1	(0.5)
Foreign tax rate differential	(1.8)	1.1	0.5
Non-taxed foreign income	—	—	(1.8)
Other	1.1	0.5	0.1
Net effective tax rate	40.3%	42.7%	43.7%

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table shows the tax effects of the Company’s cumulative temporary differences included in the consolidated balance sheets at December 31, 2013 and December 31, 2012 (in millions):

	December 31, 2013	December 31, 2012
Tax basis in excess of book—Goodwill	$6.3	$14.1
Property and equipment	(10.2)	(9.6)
Accrued liabilities	1.8	1.8
Prepaids	(1.3)	(2.0)
Stock compensation	1.8	1.7
Net operating loss and other carryforwards	11.5	8.3
Other	1.1	0.8
Total net deferred tax asset before valuation allowance	11.0	15.1
State NOL valuation allowance	(0.9)	(0.1)
Total net deferred tax asset	$10.1	$15.0
Current deferred tax asset	$4.0	$4.2
Non-current deferred tax asset	18.2	22.3
Current deferred tax liability	(1.8)	(1.8)
Non-current deferred tax liability	(10.3)	(9.7)
Total net deferred tax asset	$10.1	$15.0
At December 31, 2013, the Company has recorded a net deferred tax asset of $10.1 million which includes a valuation allowance of $0.9 million. The Company believes it is more likely than not that future earnings will be sufficient to fully utilize the net assets. The minimum amount of future taxable income required to realize this asset is approximately $27.7 million over the next twenty years. Should the Company not be able to generate sufficient future income in 2014 and beyond, it may be required to record valuation allowances against the deferred tax assets resulting in additional income tax expense in the consolidated statement of comprehensive income.
At December 31, 2013 and 2012, the Company had federal net operating loss carryforwards (tax effected) of $8.2 million and $5.5 million, respectively, primarily expiring through 2033. At December 31, 2013 and 2012, the Company had state net operating loss carryforwards (tax effected before federal benefit) of $3.5 million and $2.8 million, respectively, expiring through 2033. The Company has a valuation allowance against the state operating loss carryforwards (tax effected before federal benefit) of $1.2 million and $0.2 million at December 31, 2013 and 2012, respectively. The valuation allowance for state net operating loss carryforward increased $1.0 million mainly as a result of continued losses in certain jurisdictions.
At December 31, 2013 and 2012, the Company had state tax credit carryforwards (tax effected before federal benefit) of $0.5 million. The Company has a valuation allowance against the state credit carryforwards (tax effected before federal benefit) of $0.2 million at December 31, 2013. The valuation allowance for state credit carryforward increased $0.2 million mainly as a result of evaluating the realizability of these credits in response to a legislative change occurring in 2013.
Undistributed earnings of the Company's non-U.S. subsidiaries amounted to approximately $3.4 million at December 31, 2013. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Accounting for uncertainty in income taxes requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company had no reserves relating to uncertain tax positions as of December 31, 2013 and 2012.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Pacer International, Inc. and its U.S. subsidiaries file a consolidated federal income tax return. We file unitary or separate state returns based on state filing requirements. All federal income tax returns for the Company are closed through 2008 and filed through 2012. All state and local income tax returns for the Company are closed through 2008 and filed through 2012.
NOTE 6. 401(K) PLAN AND LONG-TERM INCENTIVE PLANS

401(k) Plan
Under the Pacer International, Inc. 401(k) plan, the Company matches 50% of the first 6% of base salary contributed by the employee. Matching contributions were $1.0 million, $1.0 million and $1.1 million for 2013, 2012 and 2011, respectively.

Long-Term Incentive Plans
The Company recognized stock based compensation expense under our long-term incentive plans of $2.5 million, $1.8 million and $2.4 million for 2013, 2012 and 2011, respectively. The tax benefit for all share-based compensation plan expense included in the provision for income taxes totaled $0.5 million, $0.3 million and $0.1 million for 2013, 2012 and 2011, respectively. The Company did not realize any excess tax benefit for tax deductions from any of the share-based compensation plans in 2013, 2012 and 2011.
On April 25, 2012, the shareholders of the Company approved the 2012 Omnibus Incentive Plan (the "2012 Plan") which had been adopted by the Board of Directors in February 2012. The 2012 Plan provides for grants or awards of cash incentives, stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, dividend equivalent rights and other equity-based awards (collectively, "Awards") to directors, certain key employees and executive officers.
The maximum number of shares of common stock that may be subject to equity awards under the 2012 Plan is 2,775,000 shares plus such number of shares relating to outstanding awards under predecessor plans that expire, are canceled, are not earned or terminate for any reason without issuance or delivery of the shares. Subject to any required action by the Company's shareholders, the number of shares reserved for issuance under the 2012 Plan, the maximum award limitations set forth in the 2012 Plan, the number of shares underlying an outstanding award, as well as the price per share (or exercise, base or purchase price) of the underlying shares, will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the shares or any other similar transaction (but not the issuance or conversion of convertible securities). Subject to any required action by the Company's shareholders, the 2012 Plan administrator (presently the Compensation Committee of the Board of Directors), in its sole discretion, may make similar adjustments to reflect a change in the capitalization of the Company, including a recapitalization, repurchase, rights offering, reorganization, merger, consolidation, combination, exchange of shares, spin-off, spin-out or other distribution of assets to shareholders or other similar corporate transaction or event.
Prior to April 25, 2012, the Company had three long-term incentive plans, the 2006 Long-Term Incentive Plan (the "2006 Plan"), the 2002 Stock Option Plan (the "2002 Plan") and the 1999 Stock Option Plan (the "1999 Plan"). Upon adoption of the 2002 Plan, no further awards were able to be made under the 1999 Plan, although outstanding awards under the 1999 plan were not affected. Upon adoption of the 2006 Plan, no further awards were able to be made under the 2002 Plan, although outstanding awards under the 2002 Plan were not affected. As of April 25, 2012, with the adoption of the 2012 Plan, no further awards may be made under the 2006 Plan, although outstanding awards under the 2006 Plan were not affected.

The 2012 Plan will continue in effect until February 6, 2022, unless terminated earlier by the Board. As of December 31, 2013, there were 0.7 million shares available for issuance under the 2012 Plan.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Stock Options
During the years ended December 31, 2013 and 2012, the Company granted stock options to certain key employees and officers. The Company did not grant any stock options in 2011. The options vest three years after grant date, have a seven year life, and an exercise price equal to the Company's stock price on the grant date. During the first quarter of 2013, the Company granted additional stock options under the 2012 Plan to the Chief Executive Officer. These options have a three year graded vesting schedule after grant date, a seven year life, and various exercise prices ranging from the Company's stock price on the date of grant to $9.00 per share. The fair value of all options granted in 2013 was estimated using the Black-Scholes valuation model and the assumptions noted in the following table.

2013
Black-Scholes option-pricing model assumptions:
Weighted average risk-free interest rate	0.8%
Weighted average volatility	42.7%
Weighted average dividend yield	N/A
Weighted average expected option term	5 years
Weighted average fair value per share of options granted	$1.60
For stock options with an exercise price equal to the Company's stock price on the date of grant, the expected terms of the options were based on the expected life of the options using the simplified method. For all other stock options, the expected terms of the stock options were determined by considering certain factors such as the vesting period of the award, historical experience, volatility of the stock price and other relevant factors. The expected volatility is based on a combination of the changes in weekly prices of the Company's and selected competitors' stock over a historical period preceding each grant date. The risk free interest rate is based on the implied yield on U.S. Treasury issues with a term equal to the expected term of the option.
A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Options	Weighted Average Exercise Price
Balance at December 31, 2010	368,800	$17.26
Granted	—	—
Canceled or expired	(154,300)	15.15
Exercised	—	—
Balance at December 31, 2011	214,500	18.77
Granted	662,326	5.43
Canceled or expired	(40,884)	5.42
Exercised	—	—
Balance at December 31, 2012	835,942	8.85
Granted	1,845,523	5.14
Canceled or expired	(253,699)	6.42
Exercised	—	—
Balance at December 31, 2013	2,427,766	6.29
Options exercisable, end of year	179,000	$19.24
The total intrinsic value of stock options exercisable as of December 31, 2013 was $0.1 million. As of December 31, 2013, there was $2.1 million of unrecognized compensation costs related to stock options assuming no new grants or forfeitures. These costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Common Stock
$2.41 - 4.99	1,096,827	6.2	$4.29	24,000	$2.75
$5.00 - 9.99	1,175,939	5.7	6.10	—	—
$10.00 - 19.99	101,200	0.8	19.10	101,200	19.10
$20.00 - 29.99	43,800	1.6	24.96	43,800	24.96
$30.00 - 35.17	10,000	2.3	35.17	10,000	35.17
Total	2,427,766	5.6	$6.29	179,000	$19.24
Under the definitive agreement and plan of merger with XPO Logistics, Inc. (“XPO”), which is described in Note 15 of these Notes to Consolidated Financial Statements, at the effective time of the merger, each outstanding option to purchase shares under the 2002, 2006 and 2012 Plans, vested or unvested, will be cancelled and will entitle the holders of the options to receive an amount in cash (less applicable taxes required to be withheld) equal to the total number of shares subject to the option immediately prior to the effective time multiplied by the excess, if any, of (1) the sum of (a) the per share cash consideration (defined in Note 15) plus (b) an amount in cash equal to the product of (i) the XPO reference stock price (defined in Note 15) and (ii) the per share stock consideration (such sum, the “option cash amount”), over (2) the exercise price per share under the stock option. If the exercise price of a Pacer option is greater than or equal to the option cash amount, the option will be cancelled for no consideration.

Restricted Stock
The Company has issued time-based restricted stock to the non-management members of the Board of Directors and to certain key employees and officers. Restricted stock is subject to restrictions and cannot be sold, transferred or disposed of during the restriction period. The holders of restricted stock generally have the same rights as a stockholder of the Company with respect to such shares, including the right to vote and receive dividends with respect to the shares. For key employees and executive officers, restricted stock awards vest in 25% increments, on June 1 of each year over a four year period. For non-management members of the Board of Directors, restricted stock awards vest on the first anniversary of the grant date. A summary of restricted stock activity for the three years ended December 31, 2013 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	73,250	$13.12
Granted	67,844	5.41
Vested	(33,299)	14.66
Forfeited	(9,949)	8.23
Nonvested at December 31, 2011	97,846	7.75
Granted	58,446	5.42
Vested	(84,596)	7.96
Forfeited	—	—
Nonvested at December 31, 2012	71,696	5.59
Granted	76,818	4.30
Vested	(71,696)	5.59
Forfeited	—	—
Nonvested at December 31, 2013	76,818	$4.30

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The fair value of time-based restricted stock vested was $0.4 million, $0.7 million and $0.5 million for 2013, 2012 and 2011, respectively, based on the market price at the grant date. As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of approximately 0.2 years.

Performance Stock Units and Restricted Stock Units
The Company granted performance stock units ("PSUs") in March 2013 that vest based on (i) the percentage of the Company's achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2013, 2014 and 2015 and (ii) the continued employment of the grantee through March 5, 2016.
The Company granted performance stock units ("PSUs") in March 2012 that vest based on (i) the percentage of the Company's achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2012, 2013 and 2014 and (ii) the continued employment of the grantee through March 5, 2015. The Company granted restricted stock units ("RSUs") in November 2012 that vest in equal one-fourth increments on November 12, 2013, 2014, 2015 and 2016, subject to the grantee's continued employment by the Company on such vesting dates.
The Company granted PSUs in March 2011 that vest based on (i) the percentage of the Company's achievement of operating income and operating margin targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2011, 2012 and 2013 and (ii) the continued employment of the grantee through March 5, 2014. The Company granted RSUs in March 2011 that vest in equal one-third increments on March 5, 2012, 2013 and 2014, subject to the grantee's continued employment by the Company on such vesting dates.
The Company granted PSUs in June 2010 that vest based on (i) the percentage of the Company's achievement of operating income targets established by the Compensation Committee of the Board of Directors for the performance periods ending December 31, 2010, 2011 and 2012 and (ii) the continued employment of the grantee through March 5, 2013. The Company granted RSUs in June 2010 that vested in equal one-third increments on March 5, 2011, 2012 and 2013, subject to the grantee's continued employment by the Company on such vesting dates.
The PSUs and RSUs (collectively the "Units") may vest before the applicable vesting date if the grantee's employment is terminated by the Company without cause. Upon vesting, the Units with respect to each of the 2010, 2011, 2012 and 2013 awards, result in the issuance of shares of Pacer common stock after required minimum tax withholdings. The holders of the Units do not have the rights of a shareholder and do not have voting rights but are entitled to receive dividend equivalents payable in the form of additional shares upon vesting of the Units.
The Units are valued at the date of grant, based on the closing market price of the Company's common stock, and expensed using the straight-line method over the requisite service period. The actual number of PSUs earned with respect to each of the 2010, 2011, 2012 and 2013 awards have been or will be based on the Company's performance for the periods ending December 31, 2010, 2011, 2012, 2013, 2014 and 2015 as applicable.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of RSU and PSU award activity for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Performance Stock Units	Restricted Stock Units	Total	Weighted Average Grant-Date Fair Value
Balance at December 31, 2010	185,657	92,830	278,487	$6.97
Granted	587,784	127,804	715,588	5.64
Vested	(6,060)	(28,963)	(35,023)	6.74
Forfeited/canceled	(35,000)	(17,995)	(52,995)	5.98
Balance at December 31, 2011	732,381	173,676	906,057	5.98
Granted	278,333	250,000	528,333	4.49
Vested	(11,499)	(66,899)	(78,398)	6.08
Forfeited/canceled	(379,823)	(13,409)	(393,232)	5.89
Balance at December 31, 2012	619,392	343,368	962,760	5.18
Granted	452,984	—	452,984	4.33
Vested	(168,816)	(121,494)	(290,310)	5.91
Forfeited/canceled	(261,515)	(5,076)	(266,591)	5.03
Balance at December 31, 2013	642,045	216,798	858,843	$4.54
The fair value of RSUs is recognized as expense on a straight line basis over the awards' requisite vesting period. The fair value of PSUs is recognized as expense on a straight line basis over the awards' requisite vesting period based on the number of awards expected to vest according to actual and expected financial results of the individual performance periods compared to set performance targets for those periods.
For the 2013 performance period, PSUs are expensed based on the actual achievement of the operating income and operating margin targets which resulted in grantees earning 44% of the potential PSUs for the performance period. No expense related to PSUs was recorded for the 2012 performance period as the Company did not meet the operating income or operating margin targets for those periods. For the 2011 performance period, PSUs are expensed based on the actual achievement of the maximum (125%) operating income and operating margin targets which resulted in grantees earning 200% of the potential PSUs for the performance period. For the 2014 and 2015 performance periods, PSUs are expensed based on forecasted achievement of the set targets. The future PSU expense related to the 2014 and 2015 performance periods may be higher or lower based on the actual results of those periods. The number of PSUs earned for those periods will be based on the actual operating income and operating margin in each of those periods, ranging from 0% (if threshold performance of 75% of the operating income or operating margin targets are not met in any of the those periods) to 200% (if the maximum performance of 140% of the operating income or operating margin target is met or exceeded in each of those periods).
As of December 31, 2013, there was $1.8 million of total unrecognized compensation cost related to RSUs and PSUs, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
Under the XPO merger agreement, at the effective time of the merger, each outstanding restricted stock unit granted under the 2006 and 2012 Plans will, by virtue of the merger, be cancelled and entitle the holder to receive the merger consideration (defined in Note 15) with respect to each restricted stock unit, less applicable taxes required to be withheld (which will be withheld from the per share cash consideration portion of the merger consideration).
Under the XPO merger agreement, at the effective time of the merger, each performance stock unit granted under the 2006 and 2012 Plans, to the extent that they are unvested, will vest as follows: for completed performance periods, the portion of the performance stock unit eligible for vesting based on achievement of the applicable performance targets set forth in the applicable award agreement will vest, and for performance periods that have not been completed as of the effective time, the related performance stock units will vest as if the target level of performance had been achieved as of the effective time. All of such vested performance stock units will, by virtue of the merger, be cancelled and entitle the holder to receive the merger consideration, less applicable taxes required to be withheld with respect to such payment (which will be withheld from the per share cash consideration portion of the merger consideration).

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 7. RELATED PARTY TRANSACTIONS
The Company engages, in the ordinary course of its business, an operating company of CRST International, as a transportation broker to provide transportation services from time to time. A member of the Company’s Board of Directors is also a member of the Board of Directors of CRST International, Inc. The Company paid CRST International, Inc. $9.1 million, $6.0 million and $0.2 million in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company owed $1.2 million and $1.1 million, respectively, to CRST International.
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
We have received notices from the California Labor Commissioner, Division of Labor Standards Enforcement (the "DLSE"), that a total of 149 owner-operators had filed claims with the DLSE. Of these claims, 65 included complaints seeking a total of approximately $9.0 million from the Company's subsidiaries. The owner operators allege in these complaints that they should be classified as employees, as opposed to independent contractors, and seek reimbursement for their business expenses, including fuel, tractor maintenance and tractor lease payments. We have not yet received information regarding amounts claimed by the other 84 independent contractors. A hearing before the DSLE on the first 7 claims began on July 8, 2013 and concluded on January 7, 2014, and we are awaiting the hearing examiner's ruling. The information available to the Company at this time does not indicate that it is probable that a liability had been incurred, and we could not reasonably estimate the amount, or range of amounts, of any liability that would be incurred if these claims were resolved against us. Accordingly, we have not accrued any liability for these claims in our financial statements as of and for the year ended December 31, 2013. We believe that these claims are without merit, and we intend to vigorously defend against all of them.
On August 20, 2013 we were served with a complaint styled Manuela Ruelas Mendoza v. Pacer Cartage, California Superior Court, San Diego, Case No. 37-2013-00063453CU-OE-CTL. Ruelas is contracted to Pacer Cartage as an independent contractor driver. She alleges that she should be considered an employee under the California Labor Code, and seeks pay for meal breaks, rest breaks and overtime, and alleges certain violations of the California Labor Code. Ruelas seeks to maintain the action as a class action on behalf of similarly situated Pacer Cartage contractors. This lawsuit is in the preliminary stages, and no discovery has been conducted. The information available to the Company at this time does not indicate that it is probable that a liability had been incurred, and the Company could not reasonably estimate the amount, or range of amounts, of any liability that would be incurred if these claims were resolved against it. We have removed the case to Federal District Court for the Southern District of California. We believe this action is without merit, and we intend to vigorously defend certification of the class as well as the merits of the claims should the class be certified.
Between January 8 and January 16, 2014, five substantially identical putative class actions were filed in the Tennessee Chancery Court against Pacer, our directors, XPO and Merger Sub challenging the merger. The first of those actions, entitled Iseman v. Pacer International, Inc. et al., was filed in the Chancery Court for Shelby County. The remaining four, entitled Weingarten v. Pacer International, Inc. et al.; Mahmutagic v. Pacer International, Inc. et al.; Frazier v. Pacer International, Inc. et al.; and Blackwell v. Pacer International, Inc. et al., were filed in the Chancery Court for Davidson County. By stipulation and order dated February 18, 2014, the Iseman case was transferred to Davidson County and, by order dated February 20, 2014, the Chancery Court for Davidson County consolidated the five pending cases under the caption In re Pacer International, Inc. Shareholder Litigation, No. 14-39-IV. The operative complaint in the consolidated case alleges, among other things, that the directors of Pacer breached their fiduciary duties to Pacer's shareholders in connection with the proposed acquisition of Pacer by XPO and its indirect wholly owned subsidiary, Merger Sub, by agreeing to the proposed merger at an allegedly unfair price pursuant to a purportedly flawed and conflicted sales process, by including certain allegedly preclusive deal-protection measures, and by misrepresenting and/or omitting certain allegedly material information. The complaint alleges that XPO and Merger Sub aided and abetted these breaches of fiduciary duty. The complaint seeks, among other things, injunctive relief preventing the consummation of the merger, as well as attorneys' and experts' fees and certain other damages. We believe these claims are without merit, and we intend to vigorously defend against them.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Our wholly owned subsidiary Pacer Cartage, Inc. is a defendant in a personal injury action in Palm Beach County Florida styled Jason Schor v. Pacer Cartage, Inc. et al. which arises from a 2006 multiple motor vehicle accident involving the plaintiff, Pacer’s driver, another vehicle driven by Miguel Sartori, and two other vehicles. On February 12, 2014, a jury returned a verdict finding Schor’s damages to be $1.6 million, and assigning 70% fault to Pacer Cartage and 30% fault to Sartori. The net verdict against Pacer Cartage is $1.1 million. The verdict has not been reduced to a judgment at this time. We contend that this accident was caused entirely by the negligence of Sartori who lost control of his Jeep, spun on the highway and started the multiple vehicle chain accident, and that the jury’s allocation of only 30% fault to Sartori was the result of error by the trial court. We contend that the court erred in excluding an admission of fault by Sartori; excluding portions of our expert witnesses’ testimony; refusing to order the production of a settlement agreement between Schor and Sartori’s insurer; refusing to enter a directed verdict against Sartori; and by admitting cell phone records without a proper foundation as to their relevance. We intend to file a motion for a new trial with the Circuit Court. If that motion is denied, we intend to appeal to the District Court of Appeals. Currently the unreserved portion of this possible loss, not covered by insurance, is $0.9 million. We believe that the verdict is not supported by the facts of the case and intend to continue to vigorously defend against it and pursue our other rights and remedies.
NOTE 9. SEGMENT INFORMATION
The intermodal segment provides intermodal rail transportation, intermodal marketing and local trucking services. The logistics segment provides highway brokerage, warehousing and distribution, international ocean shipping and freight forwarding and supply chain management services.
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
The following table presents revenues generated by geographical area for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 (in millions):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
United States	$846.9	$1,265.2	$1,266.6
Asia	80.8	76.0	101.9
Europe	22.5	37.1	66.4
North America (excluding United States)	21.0	23.4	21.9
Australia/Oceania	2.6	4.0	8.3
South America	4.8	5.6	8.2
Africa	2.0	3.7	5.2
Total	$980.6	$1,415.0	$1,478.5
All of the foreign revenues are generated by the logistics segment with the exception of revenues earned in North America (excluding United States), which are primarily generated by the Company’s intermodal segment. Foreign revenues totaled $133.7 million, $149.8 million and $211.9 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. All material assets are located in the United States of America.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table presents reportable segment information for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 (in millions):

	Twelve Months Ended December 31,
	2013	2012	2011
Revenues
Intermodal	$759.1	$1,179.6	$1,175.3
Logistics	222.7	238.3	303.5
Inter-segment elimination	(1.2)	(2.9)	(0.3)
Total	980.6	1,415.0	1,478.5
Depreciation and amortization
Intermodal	6.0	5.5	4.8
Logistics	1.6	1.6	1.9
Corp/Other	1.0	0.8	0.5
Total	8.6	7.9	7.2
Income (loss) from operations
Intermodal	44.2	38.4	48.6
Logistics	(9.9)	(10.4)	(2.2)
Corp/Other	(19.8)	(19.1)	(19.4)
Total	14.5	8.9	27.0
Capital expenditures
Intermodal	5.2	8.7	4.7
Logistics	2.3	2.4	2.7
Corp/Other	0.1	0.3	0.6
Total	$7.6	$11.4	$8.0
The "Corp/Other" expense includes corporate amounts (primarily compensation, tax and overhead costs unrelated to a specific segment). The Chief Operating Decision Maker does not review assets by segment for purposes of allocating resources and therefore assets by segment are not disclosed.
NOTE 10. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at December 31, 2013 and December 31, 2012 (in millions):

	2013	2012
Railcars	$25.5	$25.5
Containers and chassis	4.2	4.9
Furniture and equipment	6.5	7.2
Computer hardware and software	62.9	60.9
Leasehold improvements and other	4.0	3.9
Software under development	3.5	6.4
Total	106.6	108.8
Less: accumulated depreciation	(61.2)	(62.0)
Property and equipment, net	$45.4	$46.8
Depreciation and amortization of property and equipment was $8.6 million, $7.9 million and $7.2 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 11. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
Accounts payable and other accrued liabilities at December 31, 2013 and December 31, 2012 were as follows (in millions):

	2013	2012
Accounts payable	$71.2	$86.0
Accrued equipment maintenance and lease	7.2	8.1
Accrued compensation and benefits	2.4	1.8
Accrued property taxes	1.4	1.4
Accrued claims	1.4	1.7
Other	11.5	13.5
	$95.1	$112.5
NOTE 12. LEASES
The Company leases double-stack railcars, containers, chassis, tractors, data processing equipment and real and other property. Minimal rental commitments under non-cancelable leases at December 31, 2013 are shown below (in millions):

Operating Leases
2014	$61.9
2015	33.4
2016	21.2
2017	8.4
2018	5.5
Thereafter	5.9
Total minimum payments	$136.3

Certain operating leases for railcars contain provisions for automatic renewal for an additional five year period. The above table assumes the automatic five year renewal and includes the related minimum lease payments.
Rental expense was $72.9 million, $77.6 million and $80.8 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
The Company receives income from others for the use of its double-stack railcars and containers. These income amounts are included in revenues. Rental income was $37.5 million, $37.9 million and $43.3 million for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
During 2012, the Company purchased a total of 262 railcars pursuant to purchase options under existing lease agreements. The Company subsequently sold and leased these railcars back under new agreements. As a result of these railcar asset transactions, the Company recorded a deferred gain of $1.8 million which will be amortized over the life of the respective leases. At December 31, 2013, $0.3 million is recorded in accounts payable and other accrued liabilities and $0.9 million is recorded in other long-term liabilities related to these transactions.
In 2013, 2012 and 2011, the Company recognized $0.7 million, $0.8 million and $0.7 million, respectively, of the deferred gains as reduction of direct operating expenses within the accompanying statements of comprehensive income.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of earnings per share-basic and diluted (in millions, except share and per share amounts):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Numerator:
Net income (basic and diluted)	$8.0	$4.3	$13.9
Denominator:
Denominator for earnings per share-basic:
Weighted average common shares outstanding	35,292,927	35,069,099	34,959,819
Effect of dilutive securities:
Stock options, restricted stock and performance stock units	364,983	269,239	106,598
Denominator for earnings per share-diluted	35,657,910	35,338,338	35,066,417
Earnings per share-basic	$0.23	$0.12	$0.40
Earnings per share-diluted	$0.23	$0.12	$0.40

Anti-dilutive shares (1)	1,258,677	707,900	190,500
(1) Reflects the weighted average common share equivalents attributable to outstanding stock options that were excluded from the computation of earnings per share because the impact would be anti-dilutive.
NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth selected quarterly financial data for each of the quarters in 2013 and 2012 (in millions, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Year ended December 31, 2013
Revenues	$232.7	$238.0	$250.0	$259.9
Gross margin 1/	31.9	32.7	34.6	34.5
Income from operations	2.4	3.0	5.0	4.1
Net income	1.3	1.9	2.8	2.0
Basic earnings per share	$0.04	$0.05	$0.08	$0.06
Diluted earnings per share	$0.04	$0.05	$0.08	$0.06
Year ended December 31, 2012
Revenues	$345.9	$368.3	$348.9	$351.9
Gross margin 1/	31.9	32.4	31.7	35.9
Income from operations	—	2.5	2.3	4.1
Net income (loss)	(0.3)	1.3	1.1	2.2
Basic earnings (loss) per share	$(0.01)	$0.04	$0.03	$0.06
Diluted earnings (loss) per share	$(0.01)	$0.04	$0.03	$0.06

1/	Gross margin is calculated as revenues less cost of purchased transportation and services and direct operating expenses.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 15. SUBSEQUENT EVENTS
On January 5, 2014, we entered into the merger agreement pursuant to which XPO will acquire Pacer through a merger of an indirect wholly owned subsidiary of XPO ("Merger Sub") with and into Pacer, with Pacer surviving as an indirect wholly owned subsidiary of XPO. Under the terms of the merger agreement, our shareholders will receive for each share of Pacer common stock they own immediately prior to the merger, a combination of:

•	$6.00 in cash (which we refer to as the "per share cash consideration"); and

•
a fraction of a share of XPO common stock (which we refer to as the "exchange ratio") equal to $3.00 divided by the volume-weighted average closing price of XPO common stock for the ten trading days prior to the closing (which we refer to as the "XPO reference stock price"), with such fraction rounded to the nearest 1/10,000; provided that, if the XPO reference stock price is less than or equal to $23.12, then the exchange ratio will be fixed at 0.1298 of a share of XPO common stock, and if the XPO reference stock price is greater than or equal to $32.94 per share, then the exchange ratio will be fixed at 0.0911 of a share of XPO common stock (which we refer to as the "per share stock consideration," and together with the per share cash consideration, the "merger consideration").

We are subject to certain restrictions on our business activities under the merger agreement, such as limits on capital expenditures, loans and investments, that apply during the period from January 5, 2014 and the consummation of the merger.

The completion of the merger is subject to customary closing conditions, including approval of the merger by a majority of the outstanding shares of our common stock. Under certain circumstances, if the merger is not completed, Pacer may be required to pay XPO a termination fee of up to $12.4 million or pay XPO a fee up to $5.0 million to reimburse XPO’s fees and expenses incurred in connection with the merger agreement and related transactions, or XPO may be required to pay Pacer a termination fee of $5.0 million to reimburse Pacer for its fees and expenses incurred in connection with the merger agreement and the related transactions.

Although there can be no assurance, we expect the acquisition to close at the end of the first quarter or the beginning of the second quarter of 2014.

PACER INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Schedule II
Pacer International, Inc. and Subsidiaries
Valuation and Qualifying Accounts
(in millions)

Column A	Column B	Column C	Column D		Column E
Description	Balances at Beginning of Year	Additions (Charged)/ Credited to Income	Deductions (1)	Other (2)	Balances at End of Year
December 31, 2013
Allowance for doubtful accounts	$(1.0)	$(0.7)	$0.7	$—	$(1.0)
December 31, 2012
Allowance for doubtful accounts	$(1.4)	$(0.4)	$1.1	$(0.3)	$(1.0)
December 31, 2011
Allowance for doubtful accounts	$(2.7)	$(0.3)	$1.6	$—	$(1.4)
 ____________________

(1)	Represents write-off of amounts.

(2)	Represents recovery of amounts.